Form 10-Q
period 2008-12-31
SIERRA CONCEPTS, INC.
filed 2009-02-13
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-155375

Sierra Concepts, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3387077
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6074 Citation Court, Reno , NV 89523
(Address of principal executive offices)

775-200-6853
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,400,000 common shares as of February 11, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2008 (unaudited) and September 30, 2008;
F-2	Statements of Operations for the three months ended December 31, 2008 and for the period from September 16, 2008 (date of inception) through December 31, 2008 (unaudited);
F-3	Statement of Stockholders’ Equity from inception on September 16, 2008 (date of inception) through December 31, 2008 (unaudited);
F-4	Statements of Cash Flows for the three months ended December 31, 2008 and for the period from September 16, 2008 (date of inception) through December 31, 2008 (unaudited);
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

SIERRA CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31, 2008 and September 30, 2008

	December 31, 2008 (unaudited)	September 30, 2008 (audited)
ASSETS

Current assets
Cash and equivalents	$18,000	$6,000

Total assets	$18,000	$6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses	$6,250	$3,500

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 8,400,000 shares issued and outstanding (September 30, 2008, 6,000,000 shares issued and outstanding)	8,400	6,000
Additional paid in capital	9,600	-0-
Deficit accumulated during the development stage	(6,250)	(3,500)
Total stockholders’ equity	11,750	2,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,000	$6,000

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the three months ended December 31, 2008
For the period from September 16, 2008 (date of inception) through December 31, 2008

	Three months ended December 31, 2008	Period from September 16, 2008 (date of inception) through December 31, 2008

General and administrative expenses: Professional fees	$2,750	$6,250

Net loss and comprehensive loss	$(2,750)	$(6,250)

Net loss per share: Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding: Basic and diluted	6,800,000	6,000,000

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
Period from September 16, 2008 (date of inception) through December 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	6,000,000	$6,000	$-	$-	$6,000
Net loss for the period	-	-	-	(3,500)	(3,500)
Balance, September 30, 2008	6,000,000	6,000	-	(3,500)	2,500
Issuance of common stock for cash at $.005	2,400,000	2,400	9,600	$0	12,000
Net loss for the period	-	-	-	(2,750)	(2,750)
Balance, December 31, 2008	8,400,000	$8,400	$9,600	$(6,250)	$11,750

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the three months ended December 31, 2008
For the period from September 16, 2008 (date of inception) through December 31, 2008

	Three months ended December 31, 2008	Period from September 16, 2008 (date of inception) through December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(2,750)	$(6,250)
Change in non-cash working capital items
Increase in accrued expenses	2,750	6,250
CASH FLOWS USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	12,000	6,000

NET INCREASE IN CASH	6,000	6,000
Cash, beginning of period	-	-
Cash, end of period	$18,000	$6,000

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sierra Concepts, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form S-1, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Sierra Concepts, Inc. (“Sierra” or the “Company”) was incorporated in Nevada on September 16, 2008.  Sierra is a Development stage company and has not yet realized any revenues from its planned operations.  Sierra is currently in the process of developing a web-based service to assist consumers with financial decisions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Comprehensive Income

The Company has adopted SFAS 130 “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Tax

Sierra Concepts, Inc. (“Sierra” and the “Company”) follows SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Sierra’s financial instruments consist of cash and cash equivalents and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Recent Accounting Pronouncements

Sierra does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Sierra has limited working capital and has a deficit accumulated during the development stage of $6,250 as of December 31, 2008.  Sierra's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sierra has no current source of revenue. Without realization of additional capital, it would be unlikely for Sierra to continue as a going concern.  Sierra's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition and development of mineral interests, if found.  Sierra's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

SIERRA CONCEPTS, INC.
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2008

NOTE 4 – COMMON STOCK

At inception, Sierra issued 6,000,000 shares of stock to its founding shareholder for $6,000 cash.

During the period ended December 31, 2008, Sierra issued 2,400,000 shares of stock for cash of $ 12,000.

NOTE 5 – INCOME TAXES

The provision for Federal income tax for the three months ended December 31, 2008 consists of the following:

December 31, 2008
Refundable Federal income tax attributable to:
Current Operations	$935
Less: valuation allowance	(935)
Net provision for Federal income taxes	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

September 30, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$2,125
Less: valuation allowance	(2,125)
Net deferred tax asset	$-

At December 31, 2008, Sierra had an unused net operating loss carryover approximating $6,250 that is available to offset future taxable income; it expires beginning in 2027.

NOTE 6 – COMMITMENTS

Sierra neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview and Plan of Operation

We were incorporated as Sierra Concepts, Inc. on September 16, 2008 in the State of Nevada for the purpose of developing a web-based service for consumers designed to assist them with proper household budgeting, setting financial priorities, and dealing effectively with debt.  Our service, which we plan to offer through the website www.24yearfitness.com, is currently in the early stages of development.

Our planned service will feature a series of exercises and tools which members can access through the website in order to address different areas of personal financial health and different issues which commonly affect the typical consumer.  In exchange for a reasonable monthly fee, our members will be able to access our various personal planning and decision making tools any time they wish.  Through use of our service over time, members will have the ability to gradually improve the long term health and soundness of their personal finances.  The name of our service and website – “24 Year Fitness” – reflects our philosophy that one must put forth continual effort year after year in order to maintain a fit and healthy financial life.

Our founder and executive officer, David Davis, is the inventor of the “24 Year Fitness” concept and is the primary developer of our web-based service.  Currently, several of the core tools to be featured on our website are under development.  As we go forward, these tools will be tested, modified, and improved through interaction with real individuals.  Our current goal is to go live with our website by the end of 2009.

Through this offering, we are seeking funding for the purpose of continuing and completing the initial development of our “24 Year Fitness” service and for building and launching the website through which the service will be offered to the public.

The “24 Year Fitness” Service

The “24 Year Fitness” service will be centered on the customer’s use of a group of ongoing exercises designed to assist the user to gain positive control over both their short term and long term personal financial life.  Although we anticipate that we will develop and improve our service and add to its component exercises on a continual basis, the initial website will be built aroung three basic financial tools for consumers: (1) the “Sisyphus” system; (2) the “Decider” tool; and (3) a utility known as the “List.”

(1)           The Sisyphus System

Named for the mythological Greek king Sisyphus, who was compelled by the gods to roll a huge rock up a steep hill over and again for eternity, this financial tool is built around the idea that continual effort is required in order put one’s personal finances in order and to keep them there.   Sisyphus begins with an interview of the customers about their financial situation. During the interview, the user will input the sum total of their monthly bills and other expenses, the sum total of their savings and other liquid assets, and the total of their monthly or other periodic income.  Based on this and similar information, Sisyphus will use proprietary algorithms and other coding to design a group of concrete goals for each individual user.   Each user’s group of concrete goals will be his financial workout 'set' and will feature MIN, MID, and IDEAL levels for each area.

As an example, Sisyphus might determine the following types of goals for a particular user based on the information given during the interview stage:

Exercise 1 – maintain appropriate checking account balance

MIN: $200
MID: $1,500
IDEAL: 1 month’s income

Exercise 2 – maintain appropriate savings account balance

MIN: $500
MID: $1,500
IDEAL: 6 month’s income

Exercise 3 – make scheduled monthly payments for utilities and secured debts

MIN: make minimum mortgage payment due; pay minimum car payment due plus1% of outstanding balance; pay utilities payment due

MID: all MIN requirements, except pay minimum car payment due plus 3% of theoutstanding balance

IDEAL: car is paid off, no mortgage payments projected after age 50

Exercise 4 – make scheduled monthly payments for unsecured debts (credit cards)

MIN: minimum payment, plus second monthly payment = 10% of total balance
MID: minimum payment, plus second monthly payment = 30% of total balance
IDEAL: pay balances in full monthly

Exercise 5 – eliminate unnecessary expenses

MIN: eliminate cable TV bill (may reinstate after MID level achieved)
Exercise 6 – limit consumption expenses

MIN: limit gas and restaurant food to $120 per week (may revise slightly afterMID level achieved)

The user’s personal financial fitness zone will be determined by his ability to complete all of the assigned these types of assigned financial exercise 'sets' over time.  The program will feature a levels system based upon three color-coded “zones” of personal financial fitness.  The three zones are described as follows:

Red Zone – Users in the Red Zone are unable to meet their minimum basic requirements for personal financial responsibility.  One or more of the MIN level goals established by Sisyphus is not being met by the user. These users are advised to cease spending except for their most basic needs.  Depending on the situation, the user may be advised to consult a financial professional.

Yellow Zone – Users in the Yellow Zone are meeting all of their MIN level goals and their personal financial situation is stable or improving.  Users in this zone are actively working toward achieving their MID level goals.  Generally, Yellow Zone users will be advised to improve on their rate of savings and to be prudently cautious with their spending habits.

Green Zone – Users in the Green Zone are meeting all of their MID level goals and are working toward achieving their IDEAL goals.  These users will have established consistent and disciplined personal spending habits.  Users in this zone will typically have established a strong habit of personal savings.  Depending on the circumstances, these users may be referred to a licensed investment advisor to explore wealth-building strategies beyond the simple personal savings account.1

Over time, the system will also become progressive in the MIN requirements it sets for the user until the IDEAL level for each set is reached.  Once a MIN level is reached, the criteria stay at that level indefinitely. The idea is to allow a user who is not in good financial position to hit some goals without feeling completely overwhelmed. As steady progress is made, the goal criteria are raised until the MIN criteria are at certain standard levels.

We believe the Sisyphus system will give our users a unique ability to set personalized financial goals, to progress systematically toward their goals, and to maintain personal financial fitness once it has been achieved.

(2)           The Decider Tool

A common financial problem for consumers is the overwhelming number of choices they face in the marketplace for most types of major purchases.  Consumers often have difficult choices to make with options to choose from and many factors to consider.  Because major consumer choices can cause a lot of stress, "The Decider" will help the users make the best individual decisions for them.

If the user is choosing from some well-known product decisions, much of the basic information will already be entered for them in a proprietary database. For example, if the user is trying to choose the right vehicle for them, "The Decider" will already know about most of the product details for the vehicles they are considering. For less common product decisions, the user will need assist the system by typing in the key attributes of each product.

In addition to the basic product information, users will be able to prioritize which aspects are more important to them than others. When choosing vehicles, for example, the user will be able to say that 'color' is more important than 'mileage' which is more important than ‘number of seats’ and the tool will help them find the right vehicle automatically.

The user can search for 2 or more choices to compare. (For example, Ford vs. Chevy).

All choices must share a common 'category' to be comparable.

Sample screen:

|| Choice -->	|| Ford	|| Chevy
|| (Parameter)
|| Color	|| Black	|| Red
|| Mileage	|| 12 mpg	|| 20 mpg
|| Seats	|| 4	|| 2

1 Sierra Concepts, Inc. will not provide any services as an investment advisor within the definition of the Investment Advisors Act of 1940.  We will not provide our customers any advice as to value of any securities or as to the advisability of investing in, purchasing, or selling any securities.

The user will be able to drag the order of parameters to sort which ones are more important. In this example, the user can specify that Color is more important to them than Mileage, which is more important than Number of Seats. The Decider will allow the user to click on the choice they prefer for each parameter (i.e.: "Black" vs. "Red"), and will then weight their parameter choices with the order of the choices and output a "which is better?" decision that is customized to the user's personal preferences.

(3)           The List

Consumers are often in the habit of buying things based on impulse and many of them may find it difficult to prioritize and/or to limit compulsive spending.

"The List" is a utility designed to help consumers take control of their spending habits by deferring and prioritizing purchases.  The basic concept behind the List is that users will, whenever they feel the urge to purchase something, add it to a running list which tracks their interest in purchasing particular items.  The List is a simple management program that allows its data to be easily be imported, sorted, and exported.

Users will be assigned an email address such as joe_plumber@list.24yearfitness.com. Security measures will help pair incoming addresses to this account. When a compulsory urge hits while the user is in a store or elsewhere, the user can text message (SMS) a description of the item desired to the assigned email address. Users will also have the option of assigning an initial priority or “want level” to each item.  Email can also be sent from a regular account.

Full-text searching will help the user determine which items are similar and combine them on 'the list'. When items are combined, their explicit prioritization will be increased. Priority levels will be integer: -2, -1, 0, +1, +2, etc. Anytime a duplicate request is made, the priority will be increased by +1.

For example, if the same 'special Barbie' is requested every time, the 'list' will help it 'bubble up' by determining that it is a consistent request, grouping similar items together, either automatically or by suggestion with manual intervention.

Items will be manually taken off the list. They can also be taken off by sending an email such as "remove __".

The core of the List is a proprietary system which:

•	tracks when an item is added -- the older an item is, when it remains on the list, the more 'valid' the item is

•	track the 'want' level explicitly entered by the user

•	automatically sort the list

•	allow easy import and export of data

The idea is to create an easy outlet for either an entire family, or an individual, whenever an 'I want' situation arises. Lists can be coordinated and viewed by family members, especially useful on special occasions (i.e.: birthdays).

A scheduled (daily, weekly, monthly) report of the list can be sent out to users. The list will show the top 3 items at any time. Longer reports may be generated at 'special' times of the year (Christmas, Birthday, etc.).

Pricing and Revenue Model

The base of our intended pricing structure will be monthly subscription dues paid to access the Sisyphus system, which we believe will be core feature of our service.  The Decider and the List will be included with a Sisyphus subscription, but may also be available separately.  After the initial sign-up, monthly fees will be charged automatically to the user’s credit or debit card.  An initial minimum subscription of six months will be required for Sisyphus, with subscription renewing monthly thereafter until cancelled.  We anticipate that our initial fee structure will be as follows:

Subscription to Sisyphus:                  $40 sign-up fee, plus $20 per month
Six month minimum original contract, with automaticrenewal thereafter until cancelled.  The List and the Deciderare also included.

Subscription to the List only:             $5 per month, with automatic renewal thereafter untilcancelled.

The Decider only:                                  $5 for one-time use, or unlimited use for $10 per month

We believe this pricing model offers an affordable point of entry for the types of consumers who will be most attracted to our “24 Year Fitness” service.  At the same time, however, we believe that it will position us to begin earning residual revenues without significant addition costs beyond the development and launching of our website.

Competition

We believe that our planned service will be relatively unique once it is fully developed and offered to the public.  Currently, there are numerous non-profit websites and related organizations dedicated to providing general financial advice and counseling, but these all lack the type of customization, personal tailoring, and ongoing interaction and guidance that we believe our planned service can provide.

Packaged financial management software (like “Quickbooks”) is, of course, widely available, but these systems typically require micro-management of finances. Detailed line item dual-entry accounting transactions must be accurately maintained for these types of programs to create great value for the customer. Our planned service will work at a manageable and practical macro-level, with the minimum resolution being a monthly view of the consumer’s finances.

If we are successful in generating traffic to our website and in providing a quality experience to our first users, we believe that the customization and ease of use over time featured by our system will provide a significant competitive advantage.

Website Development

The “24 Year Fitness” service is currently in development.  We expect continued design and programming activities, directed principally by our President, Mr. Davis, to constitute the bulk of our activity for the first two quarters of our first full fiscal year.  We estimate that sometime during our third quarter, we will launch the “beta” version of our website.  The site will then be tested, modified, and perfected based on the experience and feedback of real-world volunteer users who will be allowed to use the service for free in exchange for sharing their experiences and working with us on the development and improvement of the “24 Year Fitness” service.

If development of our website goes as planned over the course of the current fiscal year, we estimate that the fully-functional service will “go live” at www.24yearfitness.com by the end of 2009.  Inevitably, the experience and feedback of paying customers to site will lead to additional improvements and developments for the “24 Year Fitness” service.

Initial Marketing Efforts

Our initial efforts to direct traffic to our website will include generating "buzz" among Internet users about our service through postings on online communities such as Yahoo! Groups and other methods of getting Internet users to refer others to our website by e-mail or word of mouth and  search engine optimization.  Our President, Mr. Davis, will be primarily responsible for these efforts.  In addition we may chose to market our website via search engines by purchasing sponsored placement in search results on a limited basis.  In addition, we may enter into affiliate marketing relationships with other website providers to increase our access to Internet consumers Until our planned service establishes positive cash flow, however, we expect to rely on viral marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources.

During the first year of operations, our sole officer and director, David Davis, will provide his time to the business at no charge. Mr. Davis will be responsible for all administrative duties as well as overseeing the ongoing development, testing, improvement, and the launch of the “24 Year Fitness” online service.

As we have limited financial resources, Mr. Davis has committed to dedicating approximately 10-15 hours per week in order to attend to needs of the business.

Business Operations Goals For the Fiscal Year Beginning October 1, 2008 and beyond

We plan to achieve the following operational goals during or shortly after our first full fiscal year:

Goal	Expected fulfillment
• Complete initial development of the “24 Year Fitness” service; beta site ready for use	By end of second quarter (March 31, 2009)
• Complete test use and documentation of customer experience feedback from approximately 10 volunteer users	By end of fourth quarter (September 30, 2009)
• Launch live “24 Year Fitness” service at www.24yearfitness.com, concurrent with viral marketing campaign	By end of calendar year 2009

Expense Budget For The Fiscal Year Beginning October 1, 2008

Expenses incidental to development, testing and perfection of website	$3,000
Costs of equipment needed for website launch and maintenance	$5,000
General and administrative	$4,000
Total	$12,000

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended December 31, 2008

We have not earned any revenues from inception through the period ending December 31, 2008. During the quarter ending December 31, 2008, we focused primarily on completing our initial public offering and developing our planned web-based service. We do not anticipate earning any revenues until the end of calendar year 2008.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our services or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $2,750 during the three months ended December 31, 2008 and in the amount of $6,250 from our inception on September 16, 2008 through the period ending December 31, 2008.   Our operating expenses from inception through December 31, 2008 have consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $18,000, consisting entirely of cash. We had current liabilities of $6,250 as of December 31, 2008.  Accordingly, we had working capital of $11,750 as of December 31, 2008.

Operating activities used no cash and generated no cash for the period from September 16, 2008 (Date of Inception) through December 31, 2008. Financing Activities during the three months ended December 31, 2008 generated $12,000 in cash.  Financing activities have generated a total of $18,000 in cash from September 16, 2008 (Date of Inception) through December 31, 2008.

As outlined above, we expect to spend approximately $12,000 toward implementing our business plan over the coming year.  As of December 31, 2008, we had $18,000 in cash.  We believe out current cash reserves will be adequate to fund our planned development and operations during the current year.  Our ability to operate beyond the next 12 months is contingent upon us obtaining additional financing and/or upon realizing significant revenues by the end of the current fiscal year. We intend to fund operations for some time beyond the current year through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $11,750 as of December 31, 2008 and have accumulated deficit of $6,250 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. David Davis.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	ByLaws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously included as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 14, 2008.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sierra Concepts, Inc.

Date:	February 13, 2009

By: ___________________________ David Davis Title: Chief Executive Officer and Director