Form 10-Q
period 2009-03-31
SIERRA CONCEPTS, INC.
filed 2009-05-13
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,400,000 common shares as of May 7, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2009 (unaudited) and September 30, 2008 (audited);

F-2	Statements of Operations for the three and six months ended March 31, 2009 and for the period from September 16, 2008 (date of inception) through March 31, 2009 (unaudited);

F-3	Statement of Stockholders’ Equity from inception on September 16, 2008 (date of inception) through March 31, 2009 (unaudited);

F-4	Statements of Cash Flows for the six months ended March 31, 2009 and for the period from September 16, 2008 (date of inception) through March 31, 2009 (unaudited);

F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

SIERRA CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2009 and September 30, 2008

	March 31, 2009 (unaudited)	September 30, 2008 (audited)
ASSETS

Current assets
Cash and equivalents	$15,769	$6,000

Total assets	$15,769	$6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses	$6,250	$3,500

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,400,000 shares issued and outstanding (September 30, 2008, 6,000,000 shares issued and outstanding)	8,400	6,000
Additional paid in capital	9,600	-0-
Deficit accumulated during the development stage	(8,481)	(3,500)
Total stockholders’ equity	9,519	2,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,769	$6,000

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the three months and six months ended March 31, 2009
For the period from September 16, 2008 (date of inception) through March 31, 2009

	Three months ended March 31, 2009	Six months ended March 31, 2009	Period from September 16, 2008 (date of inception) through March 31, 2009

General and administrative expenses:
Professional fees	$1,875	$4,575	$8,075
Other	406	406	406
	2,231	4,981	8,481

Net loss and comprehensive loss	$(2,231)	$(4,981)	$(8,481)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	8,400,000	7,600,000

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
Period from September 16, 2008 (date of inception) through March 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	6,000,000	$6,000	$-	$-	$6,000
Net loss for the period	-	6,000	-	(3,500)	(3,500)
Balance, September 30, 2008	6,000,000	6,000	-	(3,500)	2,500
Issuance of common stock for cash at $.005	2,400,000	2,400	9,600	0	12,000
Net loss for the period	-	-	-	(4,981)	(4,981)
Balance, March 31, 2009	8,400,000	$8,400	$9,600	$(8,481)	$9,519

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the six months ended March 31, 2009
For the period from September 16, 2008 (date of inception) through March 31, 2009

	Six months ended March 31, 2009	Period from September 16, 2008 (date of inception) through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(4,981)	$(8,481)
Change in non-cash working capital items
Increase in accrued expenses	2,750	6,250

CASH FLOWS USED IN OPERATING ACTIVITIES	(2,231)	(2,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	12,000	18,000

NET INCREASE IN CASH	9,769	15,769
Cash, beginning of period	6,000	-
Cash, end of period	$15,769	$15,769

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sierra Concepts, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1.  Normal recurring adjustments, necessary in order to make the financial statements not misleading, have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form S-1, have been omitted.

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
March 31, 2009

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

NOTE 3 - GOING CONCERN

Sierra has limited working capital and has a deficit accumulated during the development stage of $8,481 as of March 31, 2009.  Sierra's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sierra has no current source of revenue. Without realization of additional capital, it would be unlikely for Sierra to continue as a going concern.  Sierra's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition and development of mineral interests, if found.  Sierra's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

SIERRA CONCEPTS, INC.
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 4 – COMMON STOCK

At inception, Sierra issued 6,000,000 shares of stock to its founding shareholder for $6,000 cash.

During the period ended March 31, 2009, Sierra issued 2,400,000 shares of stock for cash of $ 12,000.

NOTE 5 – INCOME TAXES

The provision for Federal income tax for the six months ended March 31, 2009 consists of the following:

March 31, 2009
Refundable Federal income tax attributable to:
Current Operations	$1,690
Less: valuation allowance	(1,690)
Net provision for Federal income taxes	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

March 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$2,884
Less: valuation allowance	(2,884)
Net deferred tax asset	$-

At March 31, 2009, Sierra had an unused net operating loss carryover approximating $8,500 that is available to offset future taxable income; it expires beginning in 2027.

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

Our founder and executive officer, David Davis, is the inventor of the “24 Year Fitness” concept and is the primary developer of our web-based service.  Currently, several of the core tools to be featured on our website are under development.  As we go forward, these tools will be tested, modified, and improved through interaction with real individuals.  Our current goal is to go live with our website in early 2010.

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

If we are successful in generating traffic to our website and in providing a quality experience to our first users, we believe that the customization and ease of use over time featured by our system will provide a significant competitive advantage,

Website Development

The “24 Year Fitness” service is currently in development.  We expect continued design and programming activities, directed principally by our President, Mr. Davis, to constitute the bulk of our activity during our first full fiscal year.  We had originally estimated that the “beta” version of our website would be launched sometime during our third quarter.  Our president, however, has experienced unusual demands on his time at his outside place of employment.  In addition, we have been working on certain adjustments to our algorithms in an attempt to account for certain changes indicated by the continuing severity of the recent financial crisis.  These adjusted algorithms are currently being alpha-tested.  During the quarter ended March 31, 2009, we also launched a single-user proof-concept version of our “List” product at www.thesqueakiestwheel.com. Currently, we hope to launch the beta version of our site by the end of the fiscal year.

Once the beta version of our site is launched, it will be tested, modified, and perfected based on the experience and feedback of real-world volunteer users who will be allowed to use the service for free in exchange for sharing their experiences and working with us on the development and improvement of the “24 Year Fitness” service.

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

Business Operations Goals For the Fiscal Year Beginning October 1, 2008 and beyond

We currently plan to achieve the following operational goals during or shortly after our first full fiscal year:

Goal	Expected fulfillment
• Complete initial development of the “24 Year Fitness” service; beta site ready for use	By end of fourth quarter (September 30, 2009)
• Complete test use and documentation of customer experience feedback from approximately 10volunteer users	By end of calendar year 2009
• Launch live “24 Year Fitness” service at www.24yearfitness.com, concurrent with viral marketing campaign	Early 2010

Expense Budget For The Fiscal Year Beginning October 1, 2008

Expenses incidental to development, testing and perfection of website	$3,000
Costs of equipment needed for website launch and maintenance	$5,000
General and administrative	$4,000

Total	$12,000

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended March 31, 2009

We have not earned any revenues from inception through the period ending March 31, 2009. During the quarter ending March 31, 2009, we focused primarily developing our planned web-based service. We do not anticipate earning any revenues until the end of calendar year 2009.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our services or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $2,231 during the three months ended March 31, 2009 and in the amount of $4,981 during the six months ended March 31, 2009.  We incurred total operating expenses and net losses in the amount of $8,481 from our inception on September 16, 2008 through the period ending March 31, 2009.   Our operating expenses from inception through March 31, 2009 have consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $15,769, consisting entirely of cash. We had current liabilities of $6,250 as of March 31, 2009.  Accordingly, we had working capital of $9,519 as of March 31, 2009.

Operating activities used $2,231 in cash for the six months ended March 31, 2009 and for the period from September 16, 2008 (Date of Inception) through March 31, 2009.

As outlined above, we expect to spend approximately $12,000 toward implementing our business plan over the coming year.  As of March 31, 2009, we had $15,769 in cash.  We believe our current cash reserves will be adequate to fund our planned development and operations during the current year.  Our ability to operate beyond the next 12 months is contingent upon us obtaining additional financing and/or upon realizing significant revenues by the end of the current fiscal year. We intend to fund operations for some time beyond the current year through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $9,519 as of March 31, 2009 and have accumulated deficit of $8,481 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. David Davis.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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

Sierra Concepts, Inc.

Date:	May ___, 2009

By: /s/David Davis David Davis Title: Chief Executive Officer and Director