Form 10-Q
period 2009-06-30
SIERRA CONCEPTS, INC.
filed 2009-08-10
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,400,000 common shares as of August 5, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2009 (unaudited) and September 30, 2008 (audited);
F-2	Statements of Operations for the three and nine months ended June 30, 2009 and for the period from September 16, 2008 (date of inception) through June 30, 2009 (unaudited);
F-3	Statement of Stockholders’ Equity from inception on September 16, 2008 (date of inception) through June 30, 2009 (unaudited);
F-4	Statements of Cash Flows for the nine months ended June 30, 2009 and for the period from September 16, 2008 (date of inception) through June 30, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

SIERRA CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of June 30, 2009 and September 30, 2008

	June 30, 2009	September 30, 2008
ASSETS	(unaudited)	(audited)

Current assets
Cash and equivalents	$15,769	$6,000

Total assets	$15,769	$6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accrued expenses	$7,000	$3,500

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 8,400,000 shares issued and outstanding (September 30, 2008, 6,000,000 shares issued and outstanding)	8,400	6,000
Additional paid in capital	9,600	-0-
Deficit accumulated during the development stage	(9,231)	(3,500)
Total stockholders’ equity	8,769	2,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,769	$6,000

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the three months and nine months ended June 30, 2009
For the period from September 16, 2008 (date of inception) through June 30, 2009

	Three months ended June 30, 2009	Nine months ended June 30, 2009	Period from September 16, 2008 (date of inception) through June 30, 2009

General and administrative expenses:
Professional fees	$750	$5,325	$8,825
Other	-	406	406
	750	5,731	9,231

Net loss and comprehensive loss	$(750)	$(5,731)	$(9,231)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	8,400,000	7,866,666

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
Period from September 16, 2008 (date of inception) through June 30, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	6,000,000	$6,000	$-	$-	$6,000
Net loss for the period	-	-	-	(3,500)	(3,500)
Balance, September 30, 2008	6,000,000	6,000	-	(3,500)	2,500
Issuance of common stock for cash at $.005	2,400,000	2,400	9,600	-0-	12,000
Net loss for the period	-	-	-	(5,731)	(5,731)
Balance, June 30, 2009	8,400,000	$8,400	$9,600	$(9,231)	$8,769

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the nine months ended June 30, 2009
For the period from September 16, 2008 (date of inception) through June 30, 2009

	Nine months ended June 30, 2009	Period from September 16, 2008 (date of inception) through June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(5,731)	$(9,231)
Change in non-cash working capital items
Increase in accrued expenses	3,500	7,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(2,231)	(2,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	12,000	18,000

NET INCREASE IN CASH	9,769	15,769
Cash, beginning of period	6,000	-
Cash, end of period	$15,769	$15,769

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sierra Concepts, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2008 as reported in Form S-1, have been omitted.

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
June 30, 2009

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

NOTE 3 - GOING CONCERN

Sierra has limited working capital and has a deficit accumulated during the development stage of $9,231 as of June 30, 2009.  Sierra's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sierra has no current source of revenue. Without realization of additional capital, it would be unlikely for Sierra to continue as a going concern.  Sierra's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition and development of mineral interests, if found.  Sierra's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

SIERRA CONCEPTS, INC.
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

NOTE 4 – COMMON STOCK

At inception, Sierra issued 6,000,000 shares of stock to its founding shareholder for $6,000 cash.

During the period ended June 30, 2009, Sierra issued 2,400,000 shares of stock for cash of $ 12,000.

NOTE 5 – INCOME TAXES

The provision for Federal income tax for the nine months ended June 30, 2009 consists of the following:

June 30, 2009
Refundable Federal income tax attributable to:
Current Operations	$1,950
Less: valuation allowance	(1,950)
Net provision for Federal income taxes	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

June 30, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$3,140
Less: valuation allowance	(3,140)
Net deferred tax asset	$-

At June 30, 2009, Sierra had an unused net operating loss carryover approximating $9,200 that is available to offset future taxable income; it expires beginning in 2027.

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

Subscription to Sisyphus:	$40 sign-up fee, plus $20 per month Six month minimum original contract, with automatic renewal thereafter until cancelled. The List and the Decider are also included.
Subscription to the List only:	$5 per month, with automatic renewal thereafter until cancelled.
The Decider only:	$5 for one-time use, or unlimited use for $10 per month

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

Website Development

The “24 Year Fitness” service is currently in development.  We expect continued design and programming activities, directed principally by our President, Mr. Davis, to constitute the bulk of our activity during our first full fiscal year.  We had originally estimated that the “beta” version of our website would be launched sometime during our third quarter.  Our president, however, has experienced unusual demands on his time at his outside place of employment.  In addition, we have been working on certain adjustments to our algorithms in an attempt to account for certain changes indicated by the continuing severity of the recent financial crisis.  These adjusted algorithms are currently being alpha-tested.  In the Spring of 2009, we also launched a single-user proof-concept version of our “List” product www.thesqueakiestwheel.com. Currently, we hope to launch the beta version of our site by the end of the fiscal year.

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

Business Operations Goals For the Fiscal Year Beginning October 1, 2008 and beyond

We currently plan to achieve the following operational goals during or shortly after our first full fiscal year:

Goal	Expected fulfillment
• Complete initial development of the “24 Year Fitness” service; beta site ready for use	By end of fourth quarter (September 30, 2009)
• Complete test use and documentation of customer experience feedback from approximately 10 volunteer users	By end of calendar year 2009
• Launch live “24 Year Fitness” service at www.24yearfitness.com, concurrent with viral marketing campaign	Early 2010

Expense Budget For The Fiscal Year Beginning October 1, 2008

Expenses incidental to development, testing and perfection of website	$3,000
Costs of equipment needed for website launch and maintenance	$5,000
General and administrative	$4,000
Total	$12,000

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and nine months ended June 30, 2009

We have not earned any revenues from inception through the period ending June 30, 2009. During the quarter ending June 30, 2009, we focused primarily developing our planned web-based service. We do not anticipate earning any revenues until the end of calendar year 2009.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our services or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $750 during the three months ended June 30, 2009 and in the amount of $5,731 during the nine months ended June 30, 2009.  We incurred total operating expenses and net losses in the amount of $9,231 from our inception on September 16, 2008 through the period ending June 30, 2009.   Our operating expenses from inception through June 30, 2009 have consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of June 30, 2009, we had total current assets of $15,769, consisting entirely of cash. We had current liabilities of $7,000 as of June 30, 2009.  Accordingly, we had working capital of $8,769 as of June 30, 2009.

Operating activities used $2,231 in cash and generated no cash for the nine months ended June 30, 2009 and for the period from September 16, 2008 (Date of Inception) through June 30, 2009.

As outlined above, we expect to spend approximately $12,000 toward implementing our business plan over the current fiscal year.  As of June 30, 2009, we had $15,769 in cash.  We believe our current cash reserves will be adequate to fund our planned development and operations during the current year.  Our ability to operate beyond the current year is contingent upon us obtaining additional financing and/or upon realizing significant revenues by the end of the current fiscal year. We intend to fund operations for some time beyond the current year through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $8,769 as of June 30, 2009 and have accumulated deficit of $9,231 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. David Davis.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

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

Sierra Concepts, Inc.

Date:	August 7, 2009

By: /s/ David Davis David Davis Title: Chief Executive Officer and Director