Form 10-K
period 2009-09-30
SIERRA CONCEPTS, INC.
filed 2009-11-17
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

	[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-155375

Sierra Concepts, Inc.
(Exact name of registrant as specified in its charter)
Nevada	26-3387077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6074 Citation Court Reno, Nevada	89523
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 775-200-6853
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ X]   No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year. $ 24,000.00

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  8,400,000 as of November 17, 2009.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	21

 PART I
Item 1.   Business

We were incorporated as Sierra Concepts, Inc. on September 16, 2008 in the State of Nevada for the purpose of developing a web-based service for consumers designed to assist them with proper household budgeting, setting financial priorities, and dealing effectively with debt.  Our service, which we plan to offer through the website www.24yearfitness.com, is currently under development.

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

The “24 Year Fitness” Service

Our planned “24 Year Fitness” service will be centered on the customer’s use of a group of ongoing exercises designed to assist the user to gain positive control over both their short term and long term personal financial life.  Although we anticipate that we will develop and improve our service and add to its component exercises on a continual basis, we anticipate that the initial website will be built aroung three basic financial tools for consumers: (1) the “Sisyphus” system; (2) the “Decider” tool; and (3) a utility known as the “List.”

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

MIN: limit gas and restaurant food to $120 per week (may revise slightly after MIDlevel achieved)

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

__________________________

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

Intellectual Property

Some aspects of our planned system will depend on proprietary algorithms, coding, and systems design.  Although no copyrights have yet been filed on these materials, we plan to protect our rights in these materials when our website “goes live” under trade secret, unfair competition, and copyright laws.

While there can be no assurance that registered copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations applicable to our planned operations. We are subject to the laws and regulations which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.

Employees

We have no other employees other than our sole officer and director, David Davis. Mr. Davis is our President, CEO, CFO, and sole member of the Board of Directors.   Mr. Davis oversees all responsibilities in the areas of corporate administration, product development, and marketing. As our planned operations commence and as we begin to generate revenues, we may expand our current management in the future to retain skilled directors, officers, and employees with experience relevant to our business focus.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We do not own any real property.  We maintain our corporate office at 6074 Citation Court, Reno, Nevada 89523.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended September 30, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SRRC.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending September, 2009
Quarter Ended	High $	Low $
September 30, 2009	0.01	0.01
June 30, 2009	0.01	0.01
March 31, 2009	0.01	0.01
December 31, 2008	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of November 17, 2009, we had 8,400,000 shares of our common stock issued and outstanding, held by 32 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business, or;

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation or incentive plans.

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Website Development

The “24 Year Fitness” service is currently in development.  We expect that design and programming activities, directed principally by our President, Mr. Davis, to continue into the first part of our second full fiscal year.  We had originally estimated that the “beta” version of our website would be launched sometime during our third quarter.  Our president, however, has experienced unusual demands on his time at his outside place of employment.  In addition, we have been working on certain adjustments to our algorithms in an attempt to account for certain changes indicated by the continuing severity of the recent financial crisis.  These adjusted algorithms are being alpha-tested.  In the Spring of 2009, we also launched a single-user proof-concept version of our “List” product www.thesqueakiestwheel.com. Currently, we hope to launch the beta version of our site by the end of the 2009 calendar year.

Once the beta version of our site is launched, it will be tested, modified, and perfected based on the experience and feedback of real-world volunteer users who will be allowed to use the service for free in exchange for sharing their experiences and working with us on the development and improvement of the “24 Year Fitness” service.

If development of our website goes as currently planned, we estimate that the fully-functional service will “go live” at www.24yearfitness.com in the early part of 2010.  Inevitably, the experience and feedback of paying customers to site will lead to additional improvements and developments for the “24 Year Fitness” service.

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

Personnel

During the next year of operations, our sole officer and director, David Davis, will provide his time to the business at no charge. Mr. Davis will be responsible for all administrative duties as well as overseeing the ongoing development, testing, improvement, and the launch of the “24 Year Fitness” online service.

As we have limited financial resources, Mr. Davis has committed to dedicating approximately 10-15 hours per week in order to attend to needs of the business.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the fiscal year ended September 30, 2009 and September 30, 2008.

We have not earned any revenues from inception through the fiscal year ending September 30, 2009. During the fiscal year ending September 30, 2009, we focused primarily developing our planned web-based service. We currently do not anticipate earning any revenues until the middle part of calendar year 2010.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our services or if revenues are earned, that we will be profitable.

We incurred expenses and net losses in the amount of $50,605 during the fiscal year ended September 30, 2009 (our first full fiscal year) and in the amount of $3,500 during the fiscal year ended September 30, 2009.  We incurred total expenses and net losses in the amount of $54,105 from our inception on September 16, 2008 through the year ending September 30, 2009.   Our operating expenses from inception through September 30, 2009 have consisted of professional fees and general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $14,519, consisting entirely of cash. We had current liabilities of $50,624 as of September 30, 2009.  Accordingly, we had a working capital deficit of $36,105 as of September 30, 2009.

Our ability to operate on a sustained basis over the next fiscal year will be contingent upon us obtaining additional financing and/or upon realizing significant revenues from operations. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital deficit of $36,105 as of September 30, 2009 and have accumulated deficit of $54,105 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
   Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending September 30, 2009.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on his evaluation, he concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of September 30, 2009 are as follows:

Name	Age	Position(s) and Office(s) Held
David Davis	35	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

David Davis.  Mr. Davis graduated from the University of Nevada, Reno in 1997 with a Biology degree. He is currently on sabbatical from pursuing a Master's in Computer Science. Mr. Davis has worked as a professional Software Developer since 2000, developing diverse applications for the medical, financial, insurance industries, as well as non-government organizations.  Most notably, he has helped build DealerTrend.com from a startup to a nationally recognized automotive marketing company. Mr. Davis regularly attends the Reno Linux Users Group, as well as the Ruby programming language group. He enjoys using open-source software to develop scalable web applications.

Directors

Our bylaws authorize no less than one (1) director.  We currently have one Director.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended September 30, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2009:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
David Davis	0	0	0

Code of Ethics

As of September 30, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company presently not does have employment agreements with any of its named executive officers and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, the company has not paid any cash and/or stock compensation to its named executive officers

Our sole executive officer holds substantial ownership in the Company and is motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of his ability.   As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Davis, President, CEO, CFO, and director	2008 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Our named executive officer does not currently receive any compensation from the Company for his service as an officer of the Company.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
David Davis	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Davis	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Stock Option Plans

We have not adopted any stock option or incentive plans.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of November 16, 2009, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 8,400,000 Shares of Common Stock issued and outstanding as of November 16, 2009.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	David Davis 6074 Citation Court Reno, Nevada 89523	6,000,000	71.43%
Common	Total all executive officers and directors	6,000,000	71.43%

Common	5% Shareholders
	None

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$4,000	$0	$0	$0
2008	$5,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated BalaBalance Sheets as of September 30, 2009 and 2008
F-3	Statements of Operations for the years ended September 30, 2009 and 2008 and period from inception to September 30, 2009
F-4	Statement of Stockholders’ Equity for period from inception to September 30, 2009
F-5	Statements of Cash Flows for the years ended September 30, 2009 and 2008 and period from inception to September 30, 2009
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to Registration Statement on Form S-1 filed November 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Sierra Concepts, Inc.

By:	/s/David Davis
David Davis President, Chief Executive Officer, Chief Financial Officer and sole Director
November 17, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/David Davis
David Davis President, Chief Executive Officer, Chief Financial Officer and sole Director
November 17, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Sierra Concepts, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Sierra Concepts, Inc. (the “Company”) as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods then ended and for the period from September 16, 2008 (Date of Inception) through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Concepts, Inc.  as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the periods then ended and the period from September 16, 2008 (Date of Inception) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
November 17, 2009

SIERRA CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of September 30, 2009 and 2008

	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$14,519	$6,000

Total Assets	$14,519	$6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accrued expenses	$50,624	$3,500
Total Liabilities	50,624	3,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized, 8,400,000 and 6,000,000 shares issued and outstanding as of September 30, 2009 and 2008, respectively	8,400	6,000
Additional paid in capital	9,600	0
Deficit accumulated during the development stage	(54,105)	(3,500)
Total Stockholders’ Equity (Deficit)	(36,105)	2,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,519	$6,000

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Periods Ended September 30, 2009 and 2008
For the Period from September 16, 2008 (Inception) to September 30, 2009

	Period ended September 30, 2009	Period ended September 30, 2008	Period from September 16, 2008 (Inception) to September 30, 2009

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	50,199	3,500	53,699
General and administrative	406	0	406
TOTAL OPERATING EXPENSES	50,605	3,500	54,105

NET LOSS BEFORE INCOME TAXES	(50,605)	(3,500)	(54,105)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(50,605)	$(3,500)	$(54,105)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	7,893,699	6,000,000

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from September 16, 2008 (Date of Inception) through September 30, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock for cash to founders	6,000,000	$6,000	$-	$-	$6,000

Net loss for the period ended September 30, 2008	-	-	-	(3,500)	(3,500)

Balance, September 30, 2008	6,000,000	6,000	-	(3,500)	2,500

Issuance of common stock for cash in private placement	2,400,000	2,400	9,600	-	12,000

Net loss for the year ended September 30, 2009	-	-	-	(50,605)	(50,605)

Balance, September 30, 2009	8,400,000	$8,400	$9,600	$(54,105)	$(36,105)

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2009 and 2008
For the Period from September 16, 2008 (Inception) to September 30, 2009

	Period ended September 30, 2009	Period ended September 30, 2008	Period from September 16, 2008 (Inception) to September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(50,605)	$(3,500)	$(54,105)
Changes in assets and liabilities:
Increase in accrued expenses	47,124	3,500	50,624
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,481)	0	(3,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	12,000	6,000	18,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,000	6,000	18,000

NET INCREASE IN CASH	8,519	6,000	14,519
Cash, beginning of period	6,000	0	0
Cash, end of period	$14,519	$6,000	$14,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

SIERRA CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Comprehensive Income
The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity (Deficit).  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Recent Accounting Pronouncements
Sierra does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

SIERRA CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

NOTE 2 - GOING CONCERN

Sierra has limited working capital and has a deficit accumulated during the development stage of $54,105 as of September 30, 2009.  Sierra's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Sierra has no current source of revenue. Without realization of additional capital, it would be unlikely for Sierra to continue as a going concern.  Sierra's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, Development and development of mineral interests, if found.  Sierra's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – INCOME TAXES

The provision for Federal income tax consists of the following:

	September 30, 2009	September 30, 2008
Refundable Federal income tax attributable to:
Current Operations	$17,206	$1,190
Less: valuation allowance	(17,206)	(1,190)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2009	September 30, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$18,396	$1,190
Less: valuation allowance	(18,396)	(1,190)
Net deferred tax asset	$-	$-

At September 30, 2009, Sierra had an unused net operating loss carryover approximating $54,105 that is available to offset future taxable income; it expires beginning in 2027.

SIERRA CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

NOTE 4 – COMMON STOCK

At inception, Sierra issued 6,000,000 shares of stock to its founding shareholder for $6,000 cash.

During the year ended September 30, 2009 the Company issued 2,400,000 shares for cash totaling $12,000 in a private placement.

Total shares issued and outstanding at September 30, 2009 are 8,400,000.

NOTE 5 – COMMITMENTS

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

NOTE 6–SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through November 17, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.