Form 10-K
period 2009-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2010-04-15
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-155375

PIONEER POWER SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	26-3387077
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

One Parker Plaza 400 Kelby Street, 9th Floor Fort Lee, New Jersey	07024
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (212) 867-0700

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer  ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date was approximately $17,298,000.  For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 14, 2010
Common Stock, $0.001 par value	29,000,000

Documents incorporated by reference:

None

ii

PART I

ITEM 1.BUSINESS.

Corporate History

We were organized in the State of Nevada on September 16, 2008 as Sierra Concepts, Inc. for the purpose of providing individuals with financial counseling services through the Internet. On November 30, 2009, Sierra Concepts, Inc. merged with and into Pioneer Power Solutions, Inc., a Delaware corporation and wholly owned subsidiary of Sierra Concepts, Inc., for the sole purpose of changing our state of incorporation from Nevada to Delaware and changing our name from “Sierra Concepts, Inc.” to “Pioneer Power Solutions, Inc.” On December 2, 2009, we entered into a share exchange agreement with Pioneer Transformers Ltd., a company incorporated under the Canada Business Corporations Act, and Provident Pioneer Partners, L.P., a Delaware limited partnership and the sole stockholder of Pioneer Transformers Ltd.  Pursuant to the share exchange agreement, on December 2, 2009, Provident Pioneer Partners, L.P. transferred all of the issued and outstanding capital stock of Pioneer Transformers Ltd. to us in exchange for (i) 22,800,000 newly issued shares of our common stock and (ii) a five-year warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $3.25 per share. As a result of this share exchange, Pioneer Transformers Ltd. became our wholly owned subsidiary.

Immediately following the share exchange, we transferred all of our pre-share exchange operating assets and liabilities to our wholly owned subsidiary, Sierra Concepts Holdings, Inc., a Delaware corporation, and transferred all of Sierra Concepts Holdings, Inc.’s outstanding capital stock to our then-majority stockholder in exchange for cancellation of shares of our common stock held by such stockholder.

After the share exchange and the divestiture of our pre-share exchange operating assets and liabilities we succeeded to the business of Pioneer Transformers Ltd. as our sole line of business, and all of our then-current officers and directors resigned and were replaced by Nathan J. Mazurek and four new directors.

Overview

We are a North American designer, developer and manufacturer of liquid-filled power, distribution and specialty electric transformers. We have been in the transformer business for over 50 years and distinguish ourselves by manufacturing a wide range of customized, engineered-to-order equipment for our customers. We serve Canadian and U.S. customers in a variety of industries with particular emphasis on the electric utility, industrial and commercial construction markets.

An electric transformer is used to reduce or increase the voltage of electricity traveling through a wire. This is accomplished by transferring electric energy from one coil or winding to another coil through electromagnetic induction. Electric power plants use generator transformers to “step-up,” or increase, voltage that is transferred through power lines in order to transmit the electricity more efficiently and over long distances. When the high voltage electricity reaches a community, a “step-down” transformer reduces its voltage. A distribution transformer makes a final step-down in voltage by diminishing the force of the electricity to a level usable in homes and businesses. Some electrical devices, such as doorbells and small appliances, use additional step-down transformers to decrease voltage even further.

Transformers are integral to any electrical transmission and distribution system. Electric utilities use transformers for the construction and maintenance of their power networks, industrial firms use transformers to supply factories with electricity and to distribute power to production machinery and the construction industry uses transformers to connect new homes and buildings to the electricity grid.

The Industry

Demand for our electrical power and distribution transformers results primarily from spending by electric utilities for replacements, expansions and efficiency improvements. Demand is also sensitive to overall economic conditions, particularly with respect to the level of industrial production and investment in commercial and residential construction. Other market factors include voltage conversion, voltage unit upgrades, electrical equipment failures, higher energy costs and stricter environmental regulations.

       According to The Freedonia Group, a market research firm, U.S. demand for electrical transmission and distribution equipment, which includes switchgear, transformers, pole/line hardware and meters, was $20.8 billion in 2008. Of this amount, approximately 38%, or $7.9 billion, was comprised of demand for transformers. Together with Canadian demand for transformers, we believe that the North American market currently exceeds $8.5 billion annually. The value of transformer shipments in the U.S. has grown 10.6% per annum since 2003 due to capital spending increases by utilities and due to recent price increases of key material inputs such as steel and copper. Assuming more stable prices, The Freedonia Group expects transformer demand to increase 2.3% annually through 2013, accelerating to 3.4% per annum thereafter through 2018.

This prediction of accelerating growth is consistent with the need to upgrade the U.S. power grid and is supported by regulatory initiatives intended to improve system stability and promote growth in electric power generation by independent producers and in renewable energy sources such as wind power. For example, according to The Brattle Group, a consulting firm, 70% of all power transformers are currently over 25 years old. Including other major equipment components of the U.S. power grid also operating at, close to or past their planned service lives, The Brattle Group estimates $1.5 trillion of capital investment will be required in the U.S. electrical infrastructure by 2030 in order to meet growing demand and targets for efficiency, emissions and renewable sources.  A majority of these expenditures, or approximately $900 billion, is expected by The Brattle Group to be for transmission and distribution equipment, with the remainder being spent on increasing generation capacity.

The transformer market is very fragmented due to the range of sizes, voltages and technological standards required by different categories of end-users. This diversity of manufacturers also reflects the fact that many orders are custom-engineered and tend to be very time-sensitive since other critical work is frequently being coordinated around the customer’s transformer installation. As a result of these and other factors, the vast majority of North American demand for transformers is satisfied from producers in the U.S. and Canada. According to the U.S. Census Bureau, there are over 250 transformer manufacturers in the U.S. and at least 50 that manufacture larger power and distribution transformers such as those produced by us.

Products

We design, develop, manufacture and sell a wide range of liquid-filled electrical power and distribution transformers. Power transformers are designed for utility and industrial customers to be installed in substations or commercial electric power centers for apartment complexes, shopping centers, factories and other high load users of electrical power. Distribution transformers are used to step-down high voltage electrical transmissions to usable levels (typically to 120 or 240 volts) for use in homes, offices and factories. Distribution transformers may be mounted on utility poles, or increasingly, they are placed at ground level on a concrete pad or in underground vaults.

Our transformer products are manufactured in electrical power ranges from 25 kVA (kilovolt amperes) to 10 MVA (megavolt amperes) and at up to 44 kV (kilovolts) in voltage. In recent years, we have focused primarily on the small power market, generally considered to include transformers between 1 MVA and 10 MVA, as well as on specialty transformers such as network and other highly-engineered models. We sell our products to electrical utilities, independent power providers, electrical co-ops, industrial companies, commercial users and to electric equipment wholesalers. Our primary product categories are as follows:

Transformer Type	Range of Sizes	Applications

Small Power	300 kVA to 10 MVA	Power conversion for the utility and industrial/commercial market, typically found in substations

Network	300 kVA to 3.75 MVA	Subway and vault-type transformers designed to withstand harsh environments and typically used by utilities and municipal power authorities to ensure reliability of service

Pad-Mount	75 kVA to 10 MVA	Distribution transformers commonly used in underground power or distribution systems

Unitized Pad-Mount	Up to 5 MVA	Combines pad-mounts with other equipment in a product that can be substituted for conventional unit substations at apartment complexes, shopping centers, hospitals and similar commercial facilities

Mini-Pad	25 kVA to 167 kVA	Single phase, low profile pad-mounted distribution transformers for residential and underground distribution

Platform-Mount	250 kVA to 2.5 MVA	Single phase units from 250 kVA to 1,000 kVA, also supplied for substation installation up to 2,500 kVA

The transformers we manufacture are typically shell-type, composed of steel cores surrounding wound coils and mounted inside tanks made of hot rolled steel that are filled under vacuum with oil or another liquid with similar cooling and/or dielectric properties such as silicone or FR3. We manufacture the cores from non-aging, grain-oriented silicon steel strip. Stresses that develop in cutting and forming the core are relieved by batch annealing in our nitrogen atmosphere ovens. We wind the coils on thermally upgraded heavy board forms to provide high mechanical strength and basic insulation to ground. Layer insulation consists of adhesive coated thermally upgraded paper of several different thicknesses. Our core/coil/frame mounting system is designed to assure a relatively stress free assembly resulting in consistently low core loss (i.e., high efficiency) and low sound level.  Many of our products adhere to standards developed by Underwriters Laboratories Inc., the American National Standards Institute and the Canadian Standards Association.

Business Strategy

The foundation of our strategy is to build upon the core strengths that we believe have led to our growth and increasing profitability in recent years -- our engineering and manufacturing capabilities, our product quality and our highly flexible, individualized and responsive standards for customer service. The combination of these strengths enables us to consistently deliver high volumes of custom-engineered transformers. Our strategy is to continually seek ways to broaden our capabilities to serve our customers more completely and directly, an approach we believe will maximize our market penetration, increase our revenues more profitably and we hope will create barriers to entry for our competitors.

We intend to expand rapidly over the next several years by adhering to this strategy in the execution of our internal growth and acquisition plans.

Internal Growth

We intend to build our revenue and profit margins at rates exceeding industry norms primarily by continuing our sales and product mix migration towards more highly-engineered, value-added products. We intend to accomplish this goal by emphasizing the sale of more power, network and subsurface transformers to new and existing utility customers, particularly in the U.S. To increase our manufacturing capacity for these products, which are among the largest we produce, in September 2009 we commenced a plant expansion that will increase our facility by approximately 6,000 square feet.

Acquisitions

We intend to pursue opportunities to acquire businesses that increase our market share in transformers or expand our geographic reach. We also intend to consider acquiring manufacturers of other highly engineered and customized ancillary or complementary products that will further our penetration of markets and customers served. We favor candidates that have competencies and business characteristics similar to our own, and those that we expect will benefit from some of the major trends affecting our industry.

China Expansion

We place a high priority on entering the Chinese market for transmission and distribution equipment, either by way of a plant or company acquisition. According to The Freedonia Group, the 2008 market for transmission and distribution equipment in China was ¥179.1 billion ($25.8 billion), of which ¥53.2 billion ($7.7 billion) was for transformers, a market segment that is expected to grow 10.5% annually through 2013. Based on reports by the China National Transformer Association and on our management’s own knowledge and experience with respect to doing business in China, we believe the Chinese market is far more fragmented than the North American market and that there are many potential candidates for a business combination that would benefit from our experience and access to the U.S. public capital markets.

Customers

We sell our products principally to Canadian customers, who presently account for more than 90% of our sales. Our customers include a majority of Canada’s electrical utilities, several U.S. utilities and municipal power systems, large industrial companies, engineering and construction firms and a number of electrical distributors. During the past five years approximately 70% of our sales have been directly to utilities, with the remainder being sold primarily to industrial companies and electrical distributors.

Approximately 39.6% and 26.3% of our sales in 2009 and 2008, respectively, were made to Hydro-Quebec Utility Company, a government-owned utility in the Province of Quebec, Canada. The majority of our sales to Hydro-Quebec Utility Company are made pursuant to a long-term contract for the supply of pad-mount transformers that expired and was replaced in 2010. In 2010 we were awarded an additional contract by Hydro-Quebec Utility Company for the supply of submersible transformers. Both contracts have initial terms expiring during the second quarter of 2012 and two one-year renewal options providing for a maximum term of four years. The contracts set forth the terms, conditions and rights of the parties with respect to the supply of the subject products including: ordering and delivery procedures, required technical specifications, minimum performance standards, product pricing and price adjustment mechanisms, terms of payment and rights of termination. The contracts do not require Hydro-Quebec Utility Company to order any minimum quantity of products from us and do not grant us any form of supply exclusivity. Hydro-Quebec Utility Company has been a customer of ours and our predecessors for approximately 40 years, over which time we have been party to consecutive long-term contracts for an uninterrupted period spanning several decades. We believe the status of our business relationship with Hydro-Quebec Utility Company to be good. In 2009, no other customer accounted for 10% or more of our sales. Aside from Hydro-Quebec Utility Company, we do not believe that the loss of any specific customer would have a material adverse effect on our business.

Competition

We experience competition from a large number of transformer manufacturers. The number and size of our competitors varies considerably by product line, with many of our competitors tending to be small, highly specialized or focused on a certain geographic market area or customer. However, several of our competitors have substantially greater financial and technical resources than us, including some of the world’s largest electrical products companies such as ABB Ltd., Carte International, Inc., Cooper Industries plc, General Electric Company, Groupe Schneider, Howard Industries, Inc., Partner Technologies, Inc. and Siemens AG.

We believe that we compete primarily on the basis of product quality, product innovation, service and price. We have established a niche in the manufacture and design of small power and distribution electrical transformers and, in particular, custom transformers requiring specialized and complex applications. As a result of our long-time presence in the industry, we possess a number of special transformer designs that we have engineered and developed specifically for our customers. We believe these designs give us a competitive advantage and that they are a major contributor to our high frequency of repeat customer orders; repeat customers typically account for over 75% of our sales from year to year.

Raw Materials and Suppliers

The principal raw materials purchased by us are core steel, copper wire, aluminum strip and insulating materials including transformer oil. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors. These raw materials and components are available from and supplied by numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We attempt to minimize the effect on our profit margins of unanticipated changes in the prices of raw materials by including escalation clauses in our customer contracts that allow us to increase or reduce our fees if the costs of raw materials unexpectedly rise or decrease.  Approximately 40% of our annual sales are made pursuant to contracts that contain such escalation clauses, which, subject to various formulae and limitations, permit us to adjust the final prices we charge.  We anticipate no significant difficulty fulfilling our raw material purchase requirements and have not experienced any such difficulty in the past several years.  Our largest suppliers include Cogent Power, Inc., Itochu Corporation and Rea Magnet Wire Company.

Marketing, Sales and Distribution

A substantial portion of the transformers manufactured by us are sold to customers by our direct sales force of full-time sales personnel operating either from our two offices in Canada or our office in the U.S.  Our products are also sold through our network of independent sales agents throughout North America.  Our direct sales force markets to end users and to third parties, such as engineering firms, that prescribe the specifications and parameters that control the applications of our products.

Sales Backlog

Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for products that are not yet complete or for which work has not yet begun.  Our sales backlog as of December 31, 2009 was approximately $16.5 million, as compared to $19.8 million at December 31, 2008. We anticipate that substantially all of our current backlog will be delivered during 2010. Orders included in our sales backlog are represented by customer purchase orders and contracts that we believe to be firm.

Employees

At December 31, 2009, we had 53 employees consisting of 22 salaried staff and 31 hourly workers.  We had no part-time employees.  Our hourly employees, all located at our plant in Granby, Quebec, Canada, are covered by a collective bargaining agreement with the United Steel Workers of America Local 9414 that expires in May 2010. We consider our relationship with our employees to be good.

Environmental

We are subject to numerous environmental laws and regulations concerning, among other areas, air emissions, discharges into waterways and the generation, handling, storing, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing and it is impossible to predict with accuracy the effect they may have on us in the future. Like many other industrial enterprises, our manufacturing operations entail the risk of noncompliance, which may result in fines, penalties and remediation costs, and there can be no assurance that such costs will be insignificant. To our knowledge, we are in substantial compliance with all federal, state, provincial and local environmental protection provisions, and believe that the future cost of fines, penalties and remediation protection provisions, if any, should not have a material adverse effect on our capital expenditures, earnings or competitive position. However, legal and regulatory requirements in these areas have been increasing and there can be no assurance that significant costs and liabilities will not be incurred in the future due to regulatory noncompliance.

ITEM 1A.RISK FACTORS.

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Form 10-K. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment.

Risks Relating to Our Business

Our industry is highly competitive.

The electrical transformer industry is highly competitive.  Principal competitors in  our markets include ABB Ltd., Carte International, Inc., Cooper Industries plc, General Electric Company, Groupe Schneider, Howard Industries, Inc., Partner Technologies, Inc. and Siemens AG.  A number of these competitors are significantly larger and have substantially greater resources than we do and are able to achieve greater economies of scale and lower cost structures than us and may, therefore, be able to provide their products to customers at lower prices than we are able to. Moreover, we cannot be certain that our competitors will not develop the expertise, experience and resources to offer products that are superior in both price and quality to our products. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base.

Because we currently derive a significant portion of our revenues from one customer, any decrease in orders from this customer could have an adverse effect on our business, financial condition and operating results.

We depend on Hydro-Quebec Utility Company for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company, has, in the past, had a significant impact on our results of operations. In particular, Hydro-Quebec Utility Company represented a substantial portion of our sales, approximately 39.6% and 26.3% of net sales in the fiscal years ended December 31, 2009 and 2008, respectively.  If Hydro-Quebec Utility Company was to significantly cancel, delay or reduce the amount of business it does with us, there could be a material adverse effect on our business, financial condition and operating results. Our long term supply agreements for the sale of our products to Hydro-Quebec Utility Company expire in 2012 and we therefore cannot assure you that Hydro-Quebec Utility Company will continue to purchase transformers from us in quantities consistent with the past or at all.  In addition, if Hydro-Quebec Utility Company were to become insolvent or otherwise unable to pay or were to delay payment for services, our business, financial condition and operating results could also be materially adversely affected.

Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

Our raw material costs represented approximately 64% and 70% of our revenues for the fiscal years ended December 31, 2009 and 2008, respectively. The principal raw materials purchased by us are core steel, copper wire, aluminum strip and insulating materials including transformer oil. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors. These raw materials and components are available from and supplied by numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. While we do not anticipate significant difficulty fulfilling our raw material purchase requirements and have not experienced any such difficulty in the past three years, we cannot provide any assurances that we will not experience such difficulties in the future.

We may not be able to fully realize the revenue value reported in our backlog.

We have a backlog of work to be completed on contracts. Orders included in our backlog are represented by customer purchase orders and contracts that we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new customer orders received by us during a given period. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to our being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

We are subject to pricing pressure from our larger customers.

We face significant pricing pressures in all of our business segments from our larger customers, including Hydro-Quebec Utility Company. Because of their purchasing size, our larger customers can influence market participants to compete on price terms. Such customers also use their buying power to negotiate lower prices. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on our financial results.

Deterioration in the credit quality of several major customers could have a material adverse effect on our operating results and financial condition.

A significant asset included in our working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Deterioration in the credit quality of Hydro-Quebec Utility Company, or of any other major customers, could have a material adverse effect on our operating results and financial condition.

We may face additional impairment charges if economic environments in which our business operates and key economic and business assumptions substantially change.

Assessment of the potential impairment of property, plant and equipment, goodwill and other identifiable intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of long-lived assets is dependent on numerous assumptions and reflects our best estimates at a particular point in time, which may vary from testing date to testing date. The economic environments in which our business operates and key economic and business assumptions with respect to projected product selling prices and materials costs, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the economic environment and the economic outlook for the assets being evaluated could also result in additional impairment charges. Any significant asset impairments would adversely impact our financial results.

Our operating results may vary significantly from quarter to quarter.

Our quarterly results may be materially and adversely affected by:

•	the timing and volume of work under new agreements;

•	general economic conditions;

•	the spending patterns of customers;

•	customer orders received;

•	losses experienced in our operations not otherwise covered by insurance;

•	a change in the demand or production of our products caused by severe weather conditions;

•	a change in the mix of our customers, contracts and business;

•	increases in design and manufacturing costs; and

•	the ability of customers to pay their invoices owed to us and disagreements with customers related to product performance on delivery.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for an entire year.

We rely on third parties whose operations are outside our control.

We rely on arrangements with third-party shippers and carriers such as independent shipping companies for timely delivery of our products to our customers. As a result, we may be subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor strikes, inclement weather, natural disasters and rapidly increasing fuel costs. If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers’ product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and could cause us to lose customers.

We also utilize third party distributors and manufacturer’s representatives to sell, install and service certain of our products. While we are selective in whom we choose to represent us, it is difficult for us to ensure that our distributors and manufacturer’s representatives consistently act in accordance with the standards we set for them. To the extent any of our end-customers have negative experiences with any of our distributors or manufacturer’s representatives, it could reflect poorly on us and damage our reputation, thereby negatively impacting our financial results.

We plan to engage in acquisitions and joint ventures, and may encounter unexpected difficulties identifying, pricing or integrating those businesses.

 We seek to grow, in part, through strategic acquisitions that are intended to complement or expand our business, and expect to continue to do so in the future. The success of this strategy will depend on our ability to identify, price, finance and complete these transactions or arrangements. Success will also depend on our ability to integrate the businesses acquired in these transactions. We may encounter unexpected difficulties in completing and integrating acquisitions with our existing operations, and in managing strategic investments.  Furthermore, we may not realize the degree, or timing, of benefits we anticipated when we first entered into a transaction. Any of the foregoing could adversely affect our business and results of operations.

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by, among other factors, our ability to attract new customers, increase the number or size of orders received by existing customers, hire and retain employees and increase volume utilizing our existing facilities.  In addition, our customers may reduce the number or size of their orders. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business.

The departure of key personnel could disrupt our business.

We depend on the continued efforts of Nathan J. Mazurek, our sole executive officer, and other senior management. We cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may experience shortages of qualified personnel. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues, and may adversely impact our profitability.

Our business operations are dependent upon our ability to engage in successful collective bargaining with our unionized workforce.

Currently, approximately 59% of our workforce is unionized, and we engage in collective bargaining negotiations with the union that represents them. Our current collective bargaining agreement with our unionized workforce shall expire in May 2010.  If we are unable to reach a new agreement regarding the terms of the collective bargaining agreement, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

We carry insurance against many potential liabilities, and our risk management program may leave us exposed to unidentified or unanticipated risks.

Although we maintain insurance policies with respect to our related exposures, these policies contain deductibles and limits of coverage. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities are difficult to estimate due to various factors. If any of our insurance policies or programs are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies or that exceed our accruals or that exceed our coverage limits and could adversely impact our consolidated results of operations, cash flows and financial position.

Unforeseen adverse regulatory, environmental, monetary and other governmental policies could have a material adverse effect on our profitability.

We are subject to international, federal, provincial and local laws and regulations governing environmental matters, including emissions to air, discharge to waters and the generation and handling of waste. We are also subject to laws relating to occupational health and safety. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

Future litigation could impact our financial results and condition.

Our business, results of operations and financial condition could be affected by significant future litigation or claims adverse to us. Types of potential litigation cases include product liability, contract, employment-related, labor relations, personal injury or property damage, intellectual property, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business.

Market disruptions caused by the worldwide financial crisis could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

We rely on our credit facility with our primary lender, amongst other avenues, to satisfy our liquidity needs. Further disruptions in the credit markets or further deterioration of the banking industry’s financial condition, may discourage or prevent our primary lender and other lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets.  We can provide no assurances that our primary lender or any other lenders we may have will meet their existing commitments or that we will be able to access the credit markets in the future on terms acceptable to us or at all.

Longer term disruptions in the capital and credit markets as a result of uncertainty, reduced financing alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include deferring capital expenditures and reducing other discretionary expenditures.

Continued market disruptions could cause a broad economic downturn that may lead to increased incidence of customers’ failure to pay for services delivered, which could adversely affect our financial condition, results of operations and cash flow.

Continued capital market disruptions could result in increased costs related to variable rate debt. As a result, continuation of market disruptions could increase our interest expense and adversely impact our results of operations.

Disruption in the capital markets and its actual or perceived effects on particular businesses and the greater economy also adversely affects the value of the investments held within our pension plans. Significant declines in the value of the investments held within our pension plans may require us to increase contributions to those plans in order to meet future funding requirements if the actual asset returns do not recover these declines in value in the foreseeable future.  These trends may also adversely impact our results of operations, net cash flows and financial positions, including our stockholders’ equity.

Restrictive loan covenants may impact our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

Our credit facilities with our primary lender contain certain covenants that restrict our ability to, among other things:

•	effect an amalgamation, merger or consolidation with any legal entity;

•	cause our subsidiaries to wind up, liquidate or dissolve their affairs;

•	change the nature of our core business; or

•
alter our capital structure in a manner that would be materially adverse to our primary lender, undergo a change of control and make investments or advancements to affiliated or related companies without our primary lender’s prior written consent.

The majority of the liquidity derived from our credit facilities is based on availability determined by a borrowing base. Specifically, the availability of credit is dependent upon our eligible receivables, inventory and certain liens. We may not be able to maintain adequate levels of eligible assets to support our required liquidity.

In addition, our credit facilities require us to meet certain financial ratios, including maintenance of a minimum debt service coverage ratio,  a minimum current ratio and a maximum total debt to tangible net worth ratio. Our ability to meet these financial provisions may be affected by events beyond our control.  If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit facilities, our primary lender could institute foreclosure proceedings against the assets securing borrowings under those facilities for up to $9.5 million, which would harm our business, financial condition and results of operations.

Our revenue may be adversely affected by fluctuations in currency exchange rates.

Most of our expenditures and revenue will be spent or derived in Canada. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues. For example, if the Canadian dollar appreciates relative to the U.S. dollar, the fluctuation will result in a positive impact on the revenues that we report. However, if the Canadian dollar depreciates relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the Canadian dollar. Conversely, the impact of currency fluctuations may result in an increase in reported sales despite declining sales when reported in the Canadian dollar. The exchange rate from the  U.S. dollar to the Canadian dollar has fluctuated substantially and may continue to do so in the future. Though we may choose to hedge our exposure to foreign currency exchange rate changes in the future, there is no guarantee such hedging, if undertaken, will be successful.

Risks Relating to Our Common Stock

Our stock price may be volatile, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;

•	additions or departures of key personnel;

•
sales of our common stock, particularly following effectiveness of our registration statement on Form S-1, and under any registration statement for the purposes of selling our securities, including management shares;

•	limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

  There is, at present, only a limited market for our common stock and we cannot ensure investors that an active market for our common stock will ever develop or be sustained.

There is, at present, only a limited trading market for our common stock. The price at which our common stock may be sold is very unpredictable because there are very few trades in our common stock. Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price. In addition, our common stock currently trades on the OTC Bulletin Board, which generally lacks the liquidity, research coverage and institutional investor following of a national stock exchange like the NYSE Amex Equities, the New York Stock Exchange or the Nasdaq Stock Market. While we intend to list our common stock on a national stock exchange once we satisfy the initial listing standards for such an exchange, we currently do not, and may not ever, satisfy such initial listing standards. Should we fail to satisfy the initial listing standards for a national stock exchange or should our common stock be otherwise rejected for listing and remain on the OTC Bulletin Board or be suspended from the OTC Bulletin Board, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Substantial sales of our common stock, or the perception that such sales are likely to occur, could cause the price of our common stock to decline.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. Upon the effectiveness of our registration statement on Form S-1, 7,000,000 shares of our common stock will become freely tradable. As these shares and as additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price.

In addition, if our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We do not expect to pay dividends in the future. As a result, any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Risks Relating to Our Organization

Our certificate of incorporation authorizes our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Your ability to influence  corporate  decisions may be limited because Provident Pioneer Partners, L.P. owns a controlling percentage of our common stock.

Provident Pioneer Partners, L.P., which is controlled by Nathan J. Mazurek, our president, chief executive officer, chief financial officer, secretary, treasurer and chairman of the board of directors, beneficially owns approximately 79% of our outstanding common stock. As a result of this stock ownership, Provident Pioneer Partners, L.P. and Mr. Mazurek can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Provident Pioneer Partners, L.P. and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of us as a whole.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

On December 2, 2009, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 will require us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting and to obtain a report by our independent auditors addressing these assessments. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that we will need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•
We depend on Hydro-Quebec Utility Company for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company, has, in the past, had a significant impact on our results of operations.

•	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

•
Most of our expenditures and revenue will be spent or derived in Canada. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues.

•
Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

•	Restrictive loan covenants under our credit facility could limit our future financing options and liquidity position and may limit our ability to grow our business.

•	Our chairman controls a majority of our combined voting power, and may have, or may develop in the future, interests that may diverge from yours.

•	Future sales of large blocks of our common stock may adversely impact our stock price.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.PROPERTIES.

We have one manufacturing facility located in Granby, Quebec, Canada, which was built in 1962 and consists of approximately 38,000 square feet.  The facility sits on approximately 25 acres in the town of Granby which is located approximately 40 miles east of Montreal. We own both the facility and the land through Granby Realty.  We believe the facility has been well maintained and is in proper condition necessary to operate at current levels. Our primary lender has a collateral mortgage on the facility and the land in order to secure up to $9.5 million of indebtedness that we have the right to draw down upon under our existing credit facilities. In order to increase the manufacturing capacity of our facility, in September 2009 we commenced a plan to expand its size by approximately 6,000 square feet by building onto land that we already own. We expect this expansion project to be completed in November 2010.

We lease office space for our engineering and marketing office in Mississauga near Toronto, Ontario, Canada.  Our monthly rent is $3,065 and the lease expires in 2011.  We also pay approximately $3,900 per month for lease of our executive management and sales office in Fort Lee, New Jersey.

ITEM 3.LEGAL PROCEEDINGS.

There are currently no pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

ITEM 4.RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was originally approved for quotation on the OTC Bulletin Board on February 2, 2009 under the symbol SRRC.OB. On January 7, 2010, as a result of our name change from Sierra Concepts, Inc. to Pioneer Power Solutions, Inc., our trading symbol on the OTC Bulletin Board was changed to PPSI.OB. However, prior to January 7, 2010, our common stock did not trade regularly. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2010	High	Low
First Quarter	$3.40	$1.50
Second Quarter (through April 14, 2010)	$2.80	$2.75

The last reported sales price of our common stock on the OTC Bulletin Board on April 14, 2010, was $2.80 per share. As of April 14, 2010, there were 22 holders of record of our common stock.

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock. Rather, we intend to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. Subject to legal and contractual limits, our board of directors will make any decision as to whether to pay dividends in the future. Notwithstanding the foregoing, Pioneer Transformers Ltd., our wholly-owned subsidiary, prior to our share exchange on December 2, 2009, paid cash dividends to Provident Pioneer Partners, L.P., its sole stockholder at the time, of $450,000 during 2008 and $2,706,000 during 2009.

ITEM 6.SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Recent Events

We design, develop, manufacture and sell liquid-filled power, distribution and specialty electric transformers for the utility, industrial and commercial markets.  Prior to December 2, 2009, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. On December 2, 2009, we completed a share exchange, pursuant to which we acquired all of the capital stock of Pioneer Transformers Ltd., causing Pioneer Transformers Ltd. to become our wholly owned subsidiary. In connection with this share exchange, we discontinued our former business and succeeded to the business of Pioneer Transformers Ltd. as our sole line of business.

Accounting for the Share Exchange

The share exchange is being accounted for as a recapitalization.  Pioneer Transformers Ltd. is the acquirer for accounting purposes and we are the acquired company.  Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Pioneer Transformers Ltd., retroactively restated for, and giving effect to, the number of shares received in the share exchange, and do not include the historical financial results of our former business.  The accumulated earnings of Pioneer Transformers Ltd. were also carried forward after the share exchange and earnings per share have been retroactively restated to give effect to the recapitalization for all periods presented.  Operations reported for periods prior to the share exchange are those of Pioneer Transformers Ltd.

Foreign Currency Exchange Rates

In connection with our acquisition of Pioneer Transformers Ltd. and the discontinuation of our former business, we elected to report our financial results in U.S. dollars. Accordingly, all comparative financial information contained in this discussion has been recast from Canadian dollars to U.S. dollars. We also elected to report our financial results in accordance with generally accepted accounting principles in the U.S. to improve the comparability of our financial information with our peer companies.

Although we have elected to report our results in accordance with generally accepted accounting principles in the U.S. and in U.S. dollars, our primary operating subsidiary, Pioneer Transformers Ltd., is a Canadian entity and its functional currency is the Canadian dollar. As such, our financial position, results of operations, cash flows and equity are initially consolidated in Canadian dollars. Our assets and liabilities are then translated from Canadian dollars to U.S. dollars by applying the foreign currency exchange rate in effect at the balance sheet date, while the results of our operations and cash flows are translated to U.S. dollars by applying the average foreign currency exchange rate in effect during the reporting period. The resulting translation adjustments are included in other comprehensive income or loss.

Our consolidated financial position and operating results have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2009			2008
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$1.2613	$1.2453	$1.2453	$1.0265	$1.0041	$1.0041
June 30	$1.1630	$1.1672	$1.2062	$1.0197	$1.0100	$1.0070
September 31	$1.0707	$1.0974	$1.1700	$1.0642	$1.0418	$1.0186
December 31	$1.0510	$1.0563	$1.1415	$1.2180	$1.2125	$1.0671

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include pension expense, inventory provisions, useful lives and impairment of long-lived assets, determination of fair values of warrants and allowance for doubtful accounts. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Revenue Recognition Policies.   Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery occurs, (3) the sales price is fixed or determinable, (4) collectibility is reasonably assured and (5) customer acceptance criteria, if any, has been successfully demonstrated. Revenue is recognized on the sale of goods, when the significant risks and rewards of ownership have been transferred to the buyer upon delivery, provided that we maintain neither managerial involvement to the degree usually associated with ownership, nor effective control over the goods sold. There are no further obligations on our part subsequent to revenue recognition, except  when customers have the right of return or when we warrant the product. We record a provision for future returns, based on historical experience at the time of shipment of products to customers. We warrant some of our products against defects in design, materials and workmanship for periods ranging from one to three years depending on the model. We record a provision for estimated future warranty costs based on the historical relationship of warranty claims to sales at the time of shipment of products to customers. We periodically review the adequacy of our product warranties and adjust, if necessary, the warranty percentage and accrued warranty reserve for actual experience.

Foreign Currency Translation.  Our reporting currency is the U.S. dollar. The Canadian dollar is the functional currency of our Canadian operations and is translated into the U.S. dollar using the current rate method.  Under this method, accounts are translated as follows:

●	Assets and liabilities - at exchange rates in effect at the balance sheet date;

●	Revenue and expenses - at average exchange rates prevailing during the year.

Gains and losses arising from foreign currency translation are included in other comprehensive income.

Changes in Accounting Principles

No significant changes in accounting principles were adopted during fiscal 2008 and 2009, except for the following:

FASB Codification. On July 1, 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. GAAP. The Codification replaces all previous U.S. GAAP accounting standards as described in FAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. We have applied the Codification for the first time for our interim financial statements for the nine months ended September 30, 2009. The adoption of the Codification did not have an effect on our financial position and results of operations. However, because the Codification completely replaces existing standards, it affects the way U.S. GAAP is referenced in our consolidated financial statements and accounting policies.

Subsequent Events. FASB ASC 855, Subsequent Events (“ASC 855”), which established principles and requirements for subsequent events, is effective for interim or annual reporting periods ending after June 15, 2009. ASC 855 details the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events. Since ASC 855 at most requires additional disclosures, the adoption of ASC 855 did not have a material impact on our consolidated financial statements.

Fair Value Measurements. SFAS No.157 as codified in FASB ASC 820, Fair Value Measurement and Disclosures (“ASC 820”) is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted ASC 820 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact on our consolidated financial statements. We adopted ASC 820 for non-financial assets and liabilities in the first quarter of fiscal 2009 with no material impact on our consolidated financial statements.

ASC 820 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 requires new disclosure that establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at December 31, 2009.

Fair Value of Financial Instruments. The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business approximate fair value because of the relatively short period of time between their origination and expected realization.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue.  Total revenue decreased 7.5% to $40.1 million in 2009 from $43.9 million in 2008. On a constant currency basis, which excludes the negative impact of currency translation on revenue due to the relatively stronger U.S. dollar throughout 2009,  revenue decreased approximately 1% in 2009 as compared to 2008. This effect was more pronounced due to a decrease in our U.S. dollar denominated revenue during 2009 as compared to 2008, reflecting an increase in sales to the Canadian utility market.  The remainder of our revenue decline in 2009 was attributable to the net effect of decreases in transformer unit volume, offset by an increase in the average price per unit.

Gross Margin.  Our gross margin percentage for 2009 increased to 29.2% of revenues compared to 20.5% in 2008.  This increase was primarily related to favorable shifts in our sales mix, particularly increased sales of larger units to the utility market. Our gross margin also benefited from more efficient manufacturing, lower material costs and the translation effect of a strengthening in the U.S. dollar on the portion of our cost of goods sold that was denominated in Canadian dollars. While most of our operating revenues are denominated in Canadian dollars, approximately half of our costs of goods sold are based on purchases made in Canadian dollars, with the remainder based on purchases made in U.S. dollars.

The electrical transformer industry is highly competitive and requires that we expend significant resources on, among other things, design and engineering, production planning, machinery and equipment, product testing, logistics and customer service.  Our profitability is dependent on a number of factors including a favorable product mix, factory configuration, manufacturing capacity and utilization and prices for various raw material commodities. Accordingly, there can be no assurance that such or other factors will not have a material effect on our gross margin in future periods.

Selling, General and Administrative Expense.  Selling, general and administrative expense decreased 3.6% to approximately $4.1 million in 2009, as compared to $4.2 million in 2008. On a constant currency basis, selling, general and administrative expense increased by approximately 3%, primarily due to higher selling and engineering expenses during the year, as well as to expenses that we incurred in connection with the share exchange and becoming a public company. Selling, general and administrative expenses as a percentage of revenue increased to 10.0% of revenue in 2009 from 9.6% in 2008.

Foreign Exchange (Gain) Loss.  Most of our operating revenues are denominated in Canadian dollars and a material percentage of our expenses are denominated and disbursed in U.S. dollars. Historically, we have not engaged in currency hedging activities. Accordingly, fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. During 2009, the impact of these fluctuations resulted in a gain of approximately $272,000 to operating profit, compared to a gain of approximately $98,000 in 2008.

Write-down of Advances to Limited Partners of a Stockholder.  During the third quarter of 2008, we wrote down the entire amount of advances we made to Nathan J. Mazurek and David Landes, limited partners of Provident Pioneer Partners, L.P., our sole shareholder until December 2, 2009. These advances were made to these individuals as reimbursement for certain advances made by them in 2002 and 2003 to a switchgear manufacturing company that was owned by Provident Pioneer Partners, L.P. at the time and which was subsequently sold. This write-down resulted in the recognition of a non-operating loss of $0.7 million in 2008.

Mr. Mazurek and Mr. Landes provided the advances to the switchgear company in order to provide it with funds at a time when neither the other limited partners of Provident Pioneer Partners, L.P. nor we desired or were capable of funding the switchgear company directly. In 2007 and 2008, when we had sufficient funds to repay Mr. Mazurek and Mr. Landes, Mr. Mazurek, as our controlling shareholder at the time, caused us to reimburse him and Mr. Landes. We recorded this reimbursement as an advance with no terms, security or requirements of repayment. Upon further review during the third quarter of 2008,  our management determined that the advances were unlikely to be repaid, served no purpose in the conduct of our business and should therefore be written off as a non-operating expense.  As a consequence of the write-down, there are no longer any advances of any kind outstanding from us to any limited partners of Provident Pioneer Partners, L.P., to any of our stockholders or to third parties. We have no intention of making similar advances in the future.

Interest and Factoring Fees.  During 2009, interest and factoring fees were approximately $311,000 for 2009, down 39.2% from approximately $512,000 in 2008. The decrease was primarily a result of lower average borrowings and interest rates during 2009.

Provision for Income Taxes.  Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 32.7% in 2009, as compared to 38.8% in 2008. The decrease in our effective tax rate is primarily attributable to the non-deductible write-down of advances that was recognized in the third quarter of 2008.

Net Earnings.  We generated net earnings of $5.1 million in 2009, or $0.22 per basic and diluted share, compared to $2.1 million, or $0.09 per basic and diluted share, in 2008. The significant increase in our net earnings during 2009 was due to several factors including a favorable product mix that generated higher gross margins, relatively stable operating expenses, the absence of any significant write-downs and lower debt service costs.

Backlog.  The order backlog at December 31, 2009 was $16.5 million, down 16.6% (or 28.1% on a constant currency basis) as compared to $19.8 million at December 31, 2008. New orders placed during 2009 were $35.0 million, a decrease of 12.9% (or 6.8% on a constant currency basis) compared to new orders of $40.1 million that were placed during 2008.

Liquidity and Capital Resources

General.  At December 31, 2009, we had cash and cash equivalents of approximately $1.6  million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, debt repayment and capital improvements. We believe that working capital, funds available under our credit facilities, and funds generated from operations should be sufficient to finance our cash requirements for anticipated operational activities, capital improvements, repayment of debt and possible future acquisitions through the next 12 months.

Our operating activities generated cash flow of approximately $4.3 million in 2009, compared to $0.3 million in 2008. The principal elements of cash flow from operations in 2009 included net income of $5.1 million and depreciation of $0.3 million, offset by investment in operating working capital of $1.0 million.

Cash used in our financing activities was $2.5 million in 2009, compared to cash generated of approximately $0.2 million in 2008. In conjunction with the share exchange on December 2, 2009, we completed a private placement of our common stock raising gross proceeds of $5.0 million before expenses. Our primary uses of cash for financing activities in 2009 consisted of $4.5 million to repay debt and $2.7 million to make dividend payments to Provident Pioneer Partners, L.P., previously the sole stockholder of Pioneer Transformers Ltd.

Cash used in investing activities during 2009 was approximately $334,000 which amount consisted entirely of additions to property and equipment. In 2008, cash used in investing activities was $650,000, which amount consisted of approximately $222,000 in additions to property and equipment and $427,000 in advances to companies controlled by certain of the limited partners of our former sole stockholder. This $427,000 advance constituted part of the $700,000 in advances, as described above, that were made to certain limited partners of Provident Pioneer Partners, L.P. in 2007 and 2008 as reimbursement for certain advances made by these limited partners to a switchgear manufacturing company in 2002 and 2003  that was owned by Provident Pioneer Partners, L.P. at that time and that was subsequently sold.

As of December 31, 2009, current assets exceeded current liabilities by 2.9 times. Current assets increased by $2.9 million during the year while current liabilities were reduced by $4.4 million during the same period. As a result, our working capital increased by $7.2 million to $9.0 million during the year ended December 31, 2009. This increase in working capital was due primarily to the repayment of our bank indebtedness, together with increases in our operating assets, particularly accounts receivable and inventories. The increase in accounts receivable and inventories occurred despite the fact that revenues declined approximately 1% on a constant currency basis between the periods. The significant increase in our accounts receivable and inventories was due to the change in value of the Canadian dollar relative to the U.S. dollar (from CAD 1.2180 on December 31, 2008 to 1.0510 on December 31, 2009) when translated from Canadian to U.S. dollars at the end of each period.

In the last few years, bad debt expense as a percentage of our revenue has averaged approximately 0%. However, given recent economic conditions and changes in our sales mix towards products with which we have less collections experience, we determined that it would be prudent to establish an allowance for bad debt. Based upon our history of no bad debt expense and what we know about our customers, we determined to set the amount of this allowance at approximately 1% of sales in 2009. If during future periods this allowance should prove insufficient, it could have a material effect on our results of operations and resulting liquidity. We are not currently aware of any trends or uncertainties that would lead us to believe that our current allowance for doubtful accounts is inadequate.

Credit Facilities.  In October 2009, we entered into a financing arrangement with a new primary lender that replaced our previous credit facility. The new $9.5 million credit agreement consists of a $7.4 million demand revolving credit facility, a $1.7 million term loan facility and a $0.5 million foreign exchange settlement risk facility. The credit facilities are secured by a first-ranking lien in the amount of $9.5 million on all of our assets, as well as a collateral mortgage of $9.5 million on our land and buildings. As of December 31, 2009, we had no outstanding debt borrowed against our credit facilities.

The credit facilities require us to comply with various financial covenants including maintaining a minimum debt service coverage ratio of 1.25, a minimum current ratio of 1.20 and a maximum total debt to tangible net worth ratio of 3.0 in 2009 and 2.50 in future periods. The demand revolving credit facility is subject to margin criteria and borrowings bear interest at the bank's prime rate per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 0.75% per annum on amounts borrowed in U.S. dollars.  Borrowings under the term loan facility bear interest at the bank's prime rate plus 1.0% per annum.

Equipment Loans.  As of December 31, 2009, we had equipment loans with an aggregate principal amount outstanding of approximately $134,000, compared to approximately $260,000 outstanding as of December 31, 2008. These equipment loans bear interest at rates varying from 5.93% to 9.93% and are repayable in monthly installments of approximately $14,000 including interest, with a final payment due in December 2010.

Loans from Stockholders. Certain limited partners of Provident Pioneer Partners, L.P. previously advanced us an aggregate $150,000 at an interest rate of 12% per annum with no specific terms of repayment.

Capital Expenditures.  In September 2009, we commenced a plant expansion that will increase our manufacturing facilities by approximately 6,000 square feet. The capital budget for the project is approximately $1.7 million, including machinery and equipment, and is scheduled for completion by November 2010. The cost of the project, most of which will be incurred during 2010, will be funded through cash flow from operations and our $1.7 million term loan facility with our primary lender that was established for this specific purpose.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the transformer industry and the markets for our products. Our operating results could also be impacted by a weakening of the Canadian dollar, changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum.  We attempt to minimize these increases through the inclusion of escalation clauses with respect to commodities in our customer contracts. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. We predominately sell to customers in the utility market. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets.

Off Balance Sheet Transactions and Related Matters

We have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 as codified in FASB ASC 860, Transfer and Servicing (“ASC 860”), which amends the derecognition guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125, and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The adoption of ASC 860 is not expected to have a material effect on our financial position or results of operations.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R), as codified in FASB ASC 810, Consolidation (“ASC 810”) which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of ASC 810 is not expected to have a material effect on our financial position or results of operations.

In October 2009, the FASB issued Update No. 2009-13, Revenue Recognition (Topic 605)  — Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13: (i) establishes a selling price hierarchy for determining the selling price of a deliverable, (ii) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, (iii) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis and (iv) significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of adopting ASU 2009-13.

In October 2009, the FASB issued Update No. 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements and provides additional guidance on how to determine which software, if any, relating to tangible product would be excluded from the scope of the software revenue guidance. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-14 is not expected to have a material effect on our financial position or results of operations.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PIONEER POWER SOLUTIONS, INC.

RSM Richter Chamberland S.E.N.C.R.L./LLP

Comptables agréés Chartered Accountants 2, Place Alexis Nihon Montréal (Québec) H3Z 3C2 Téléphone / Telephone : 514-934-3400 Télécopieur / Facsimile : 514-934-3408 www.rsmrch.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc. (Formerly Sierra Concepts Holdings, Inc.) as at December 31, 2009 and 2008 and the related consolidated statements of earnings and comprehensive income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008 and the results of its operations, comprehensive income and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States.

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as at December 31, 2009 and, accordingly, we do not express an opinion thereon.

Signed RSM Richter Chamberland LLP 1

Chartered Accountants

Montreal, Quebec
March 8, 2010

1CA auditor permit n*13997

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Consolidated Balance Sheets
As At December 31, 2009 and 2008
(Expressed in U.S. Funds)

	2009 $	2008 $

Assets

Current

Cash and cash equivalents	1,560,229	367,668
Accounts receivable	5,491,886	4,837,256
Inventories (note 5)	6,432,897	5,474,384
Prepaid expenses and deposits	103,101	47,631
	13,588,113	10,726,939
Property, plant and equipment (note 6)	987,261	827,672
Deferred income tax asset (note 12)	20,171	-
	14,595,545	11,554,611

See accompanying notes

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Consolidated Balance Sheets
As At December 31, 2009 and 2008
(Expressed in U.S. Funds)

	2009 $	2008 $

Liabilities

Current

Bank indebtedness (note 7)	-	4,116,452
Accounts payable and accrued liabilities	2,567,715	3,880,345
Current maturity of long-term debt (note 8)	133,505	148,168
Income taxes payable	1,775,516	854,844
Advances from limited partners of a shareholder (note 16)	150,000	-
	4,626,736	8,999,809
Pension deficit (note 14)	361,751	109,442
Deferred income tax liability (note 12)	-	68,473
Long-term debt (note 8)	-	111,519
Advances from limited partners of a shareholder (note 16)	-	150,000
	4,988,487	9,439,243

Commitments (note 9)

Shareholders' equity

Capital stock (note 10) Authorized 75,000,000 common shares at $0.001 par value and 5,000,000 preferred shares at $0.001 par value	29,000	22,800
Additional paid-up capital (note 11)	5,364,548	567,333
Accumulated other comprehensive loss	(690,698)	(969,663)
Accumulated retained earnings	4,904,208	2,494,898
	9,607,058	2,115,368
	14,595,545	11,554,611

See accompanying notes

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Consolidated Statement of Shareholders' Equity
For the Years Ended December 31, 2009 and 2008
(Expressed in U.S. Funds)

				Accumulated
			Additional	other		Total
	Capital stock		paid-in	comprehensive	Retained	shareholders'
	number	amount	capital	loss	earnings	equity
		$	$	$	$	$
Balance - December 31, 2007 (adjusted to reflect the effect of the recapitalization on December 2, 2009)	22,800,000	22,800	567,333	(586,225)	806,756	810,664
Foreign currency translation adjustment	-	-	-	(462,719)	-	(462,719)
Pension adjustment, net of taxes of $34,673	-	-	-	79,281	-	79,281
Dividends paid	-	-	-	-	(449,817)	(449,817)
Net earnings	-	-	-	-	2,137,959	2,137,959
Balance - December 31, 2008	22,800,000	22,800	567,333	(969,663)	2,494,898	2,115,368
Dividends paid	-	-	-	-	(2,705,882)	(2,705,882)
Issuance of shares net of transaction costs relating to the issuance and the recapitalization (note 1)	1,200,000	1,200	(249,125)	-	-	(247,925)
Issuance of shares, net of transaction costs (note 1)	5,000,000	5,000	4,729,400	-	-	4,734,400
Warrant issued for consulting services rendered (note 1)	-	-	275,600	-	-	275,600
Warrant issued for consulting services to be rendered in the future	-	-	41,340	-	-	41,340
Foreign currency translation adjustment	-	-	-	487,463	-	487,463
Pension adjustment, net of taxes of $93,736	-	-	-	(208,498)	-	(208,498)
Net earnings	-	-	-	-	5,115,192	5,115,192
Balance - December 31, 2009	29,000,000	29,000	5,364,548	(690,698)	4,904,208	9,607,058

See accompanying notes

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Consolidated Statements of Earnings and Comprehensive Income
For the Years Ended December 31, 2009 and 2008
(Expressed in U.S. Funds)

	2009 $	2008 $

Sales	40,598,576	43,884,261
Cost of goods sold (including depreciation of $139,463; 2008 - $117,566)	28,733,839	34,895,796
Gross margin	11,864,737	8,988,465

Expenses

Selling, general and administrative	4,052,459	4,205,135
Depreciation	167,614	174,043
Foreign exchange gain	(272,026)	(98,428)
	3,948,047	4,280,750
Operating income	7,916,690	4,707,715
Interest and factoring fees	(311,498)	(512,421)
Write-down of advances to limited partners of a shareholder	-	(700,335)
Earnings before income taxes	7,605,192	3,494,959
Income taxes
Current income taxes	2,488,000	1,265,000
Deferred income taxes	2,000	92,000
	2,490,000	1,357,000
Net earnings	5,115,192	2,137,959
Other comprehensive income
Foreign currency translation adjustments	487,463	(462,719)
Pension adjustment, net of taxes $93,736 (2008 - $34,673)	(208,498)	79,281
Comprehensive income	5,394,157	1,754,521
Basic and diluted weighted average number of common shares outstanding	23,292,603	22,800,000
Basic and diluted earnings per common share	0.22	0.09

See accompanying notes

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008
(Expressed in U.S. Funds)

	2009 $	2008 $

Operating activities

Net earnings	5,115,192	2,137,959
Depreciation	307,077	291,609
Deferred income taxes	2,000	92,000
Accrued pension	(85,940)	(112,173)
Write-down of advances to limited partners of a shareholder	-	700,335
	5,338,329	3,109,730
Changes in non-cash operating elements of working capital (note 13)	(1,026,369)	(2,857,833)
	4,311,960	251,897
Financing activities

Increase (decrease) in bank indebtedness	(4,392,325)	776,766
Dividends paid	(2,705,882)	(449,817)
Repayment of long-term debt	(154,170)	(152,736)
Advances from limited partners of a shareholder	-	31,867
Issuance of shares	5,000,000	-
Transaction costs	(247,925)	-
Issuance of warrant	10,000	-
	(2,490,302)	206,080
Investing activities

Additions to property, plant and equipment	(333,939)	(222,213)
Advances to limited partners of a shareholder	-	(427,407)
	(333,939)	(649,620)
Increase (decrease) in cash and cash equivalents	1,487,719	(191,643)
Effect of foreign exchange on cash and cash equivalents	(295,158)	(98,857)

Cash and cash equivalents

Beginning of year	367,668	658,168
End of year	1,560,229	367,668

See accompanying notes

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

1.	Organization and basis of presentation

Basis of presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("U.S.GAAP"). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

Management has performed an evaluation of the Company’s activities through the date and time these financial statements were issued and concluded that there are no additional significant events requiring recognition or disclosure.

The consolidated financial statements include the accounts of Pioneer Power Solutions, Inc. (the parent, formerly Sierra Concepts, Inc. the "Company") and Pioneer Transformers Ltd. (the Company's subsidiary "PT"). On consolidation, all material inter-entity transactions and balances have been eliminated.

The financial statements are expressed in U.S. funds.

Reorganization of the corporation

On December 2, 2009, PT entered into a share exchange agreement with the Company, an inactive public shell company, for the acquisition by the Company of all the issued and outstanding shares of PT, in a transaction that has been accounted for as a recapitalization of PT.

Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by PT for the net monetary assets of the Company accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, the Company, are those of the legal acquiree, PT, which is considered to be the accounting acquirer. Further, PT’s historical shareholders’ equity prior to the recapitalization has been retroactively restated for the equivalent number of shares received in the share exchange. Earnings per share calculations have also been retroactively restated to give effect to the recapitalization for all periods presented.

All of PT’s shares were exchanged for 22,800,000 newly issued shares of common stock of the Company and a five-year warrant to purchase up to 1,000,000 shares of common stock of the Company at an exercise price of $3.25 per share. The five-year warrant has a fair value of $167,500 which was determined using the Black-Scholes Merton option pricing model. The transaction costs relating to the share exchange amounted to $247,925 were charged to additional paid-in capital.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

1.	Organization and basis of presentation (continued)

Reorganization of the corporation (continued)

In conjunction with the closing of the share exchange, the Company issued 5,000,000 shares of its common stock at a purchase price of $1.00 per share, in a private placement, resulting in aggregate gross proceeds of $5,000,000. After allowing for transaction costs relating to the private placement, net proceeds of $4,734,400 were credited to shareholders' equity. These transaction costs were paid by way of issuing a five-year warrant to purchase an aggregate of 1,000,000 shares of common stock of the Company at an exercise price of $2.00 per share, for aggregate gross proceeds of $10,000. The five-year warrant has a fair value of $275,600, which was determined using the Black-Scholes Merton option pricing model.

Immediately following the closing of the share exchange and the private placement, the Company transferred all of its pre-share exchange and pre-private placement, assets and liabilities to a wholly owned subsidiary, Sierra Concepts Holdings, Inc., and immediately thereafter, transferred its investment in common stock of Sierra Concepts Holdings, Inc., to the Company’s former sole officer, director and majority shareholder in exchange for him (i) indemnifying the Company against, among other things, any debt, liability or obligation of the Company for actions taken by the Company prior to the share exchange, (ii) releasing the Company from any claim he may have, of has ever had, against the Company and (iii) consenting to the cancellation of an aggregate of 7,200,000 common shares of the Company. As a result of this share cancellation, the Company’s former sole officer, director and majority shareholder no longer held any shares of the Company, and the remaining shareholders of the Company prior to the share exchange held 1,200,000 common shares. In addition, in connection with the share exchange, the Company’s former sole officer, director and majority shareholder resigned from all officer and director positions he previously held with the Company. This was accounted for as part of the same transaction as the recapitalization.

These financial statements reflect the accounts of the balance sheet, the results of operations and the cash flows of PT at their carrying amounts, since it is deemed to be the accounting acquirer.

The results of operations, the cash flows and the assets and liabilities of the Company have been included in these consolidated financial statements since December 2, 2009, the acquisition date. Amounts reported for the periods prior to December 2, 2009 are those of PT.

2.	Nature of business

The Company is a manufacturer of liquid-filled electrical transformers ranging in various sizes and voltage selling primarily to utility companies in North America.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

3.	Summary of significant accounting policies

Use of estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include inventory provision, useful lives and impairment of long-lived assets, determination of fair values of warrants, allowance for doubtful accounts and cost of pension benefits.

Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Revenue recognition

Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery occurs, (3) the sales price is fixed or determinable, (4) collectibility is reasonably assured and (5) customer acceptance criteria, if any, has been successfully demonstrated. Revenue is recognized on the sale of goods, when the significant risks and rewards of ownership have been transferred to the buyer upon delivery, provided that the Company maintains neither managerial involvement to the degree usually associated with ownership, nor effective control over the goods sold. There are no further obligations on the part of the Company subsequent to revenue recognition, except  when customers have the right of return or when the Company warrants the product. The Company records a provision for future returns, based on historical experience at the time of shipment of products to customers. The Company warrants some of its products against defects in design, materials and workmanship for periods ranging from one to three years depending on the model. The Company records a provision for estimated future warranty costs based on historical relationship of warranty claims to sales at the time of shipment of products to customers. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve for actual experience.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

3.	Summary of significant accounting policies (continued)

The following table provides the detail of the change in the Company's product warranty provision, which is a component of accrued liabilities on the consolidated balance sheets for the years ended December 31, 2009 and 2008.

2009 $	2008 $

Warranty provision, beginning of year	165,846	26,228
Charged to cost of goods sold relating to new sales	166,622	276,299
Costs of product warranty claims	(124,572)	(111,366)
Foreign exchange adjustment	29,973	(25,315)
Warranty provision, end of year	237,869	165,846

Financial instruments

The Company estimates the fair value of its financial instruments based on current interest rates, market value and pricing of financial instruments with comparable terms. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value.

Cash and cash equivalents

Cash and cash equivalents comprise cash on hand, demand deposits and investments with an original maturity at the date of purchase of three months or less.

Accounts receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written off when they receive them. Management considers allowance for doubtful accounts of $43,000 (2008 - $Nil) is sufficient to cover any exposure to loss in its December 31, 2009 and 2008 accounts receivable.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

3.	Summary of significant accounting policies (continued)

Property, plant and equipment

Property, plant and equipment are recorded at cost. Provisions for depreciation are based on their estimated useful lives using the declining balance or straight-line method as follows:

On the declining balance method -
Building	4%
Furniture and fixtures	20%

On the straight-line method -
Leasehold improvements	over the term of the lease
Machinery and equipment	20%
Computer hardware and software	33.3%

Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value thereof.

Foreign currency translation

The Company's reporting currency is the United States dollar. The Canadian dollar is the functional currency of the Company's Canadian operations which is translated to the United States dollar using the current rate method.  Under this method, accounts are translated as follows:

Assets and liabilities - at exchange rates in effect at the balance sheet date;

Revenue and expenses - at average exchange rates prevailing during the year.

Gains and losses arising from foreign currency translation are included in other comprehensive income.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

3.	Summary of significant accounting policies (continued)

Income taxes

The Company accounts for income taxes in accordance with FASB ASC 740 "Income Taxes". Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Unrecognized tax benefits

The Company accounts for unrecognized tax benefits in accordance with FASB ASC 740 "Income Taxes" ("ASC 740"). ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Additionally, ASC 740 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws.

Sales tax

A Company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant.  While the amounts are not material, the Company's policy is to present such taxes on a net basis in the consolidated statements of earnings.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

3.	Summary of significant accounting policies (continued)

Share-based payments

The Company will account for share based payments in accordance with the provisions of FASB ASC 718 "Compensation - Stock Compensation" and accordingly will recognize in its financial statements share based payments at their fair value. In addition, it will recognize in the financial statements an expense based on the grant date fair value of stock options granted to employees. The expense will be recognized on a straight line basis over the vesting period and the offsetting credit will be recorded in additional paid-in capital. Upon exercise of options, the consideration paid together with the amount previously recorded as additional paid-in capital will be recognized as capital stock. The Company estimates its forfeiture rate in order to determine its compensation expense arising from stock based awards. The Company will use the Black-Scholes Merton option pricing model to determine the fair value of the options.

Employee benefit plan

The Company sponsors a defined benefit plan as described in note 14. The cost of pension benefits earned by employees is actuarially determined using the accumulated benefit method and a discount rate, used to measure interest cost on the accrued employee future benefit obligation, based on market interest rates on high-quality debt instruments with maturities that match the timing and benefits expected to be paid by the plan. Plan assets are valued using current market values and the expected return on plan assets is based on the fair value of the plan assets.

The costs that relate to employees' current service are charged to income annually.

The transitional obligation created upon adoption of the FASB ASC 715 "Compensation - Retirement Benefits" is amortized over the average remaining service period of employees. For a given year, unrecognized actuarial gains or losses are recognized into income if the unamortized balance at the beginning of the year is more than 10% of the greater of the plan asset or liability balance. Any unrecognized actuarial gain or loss in excess of this threshold is recognized in income over the remaining service period of the employees.

The Company reflects the funded status of its defined pension plans as a net asset or net liability in its balance sheet, with and offsetting amount in a accumulated other comprehensive income, and recognizes changes in that funded status in the year in which the changes occur through comprehensive income.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

3.	Summary of significant accounting policies (continued)

Inventory valuation

Inventories are priced at the lower of cost or market value. Cost is determined on a first-in first-out (FIFO) basis.  Raw materials and purchased finished goods are valued at purchase cost. The cost of work-in-process and manufactured finished goods comprises materials, direct labour and attributable production overheads based on normal levels of activity.

Periodical reviews of the inventory are performed for excess inventory, obsolescence and declines in market value below cost and allowances are recorded against the inventory balance for any such declines. The Company writes down the value of ending inventory for obsolete and unmarketable inventory equal to the difference between the cost of inventory and the estimated market value. These reviews require management to estimate future demand for  products and evaluate market conditions. Possible changes in these estimates could result in a write down of inventory. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

Earnings per share

Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of warrants were excluded from the diluted earnings per share since the exercise price is not in the money.

Recent accounting pronouncements

In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140" ("FAS 166") as codified in FASB ASC 860 "Transfer and Servicing", which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The adoption of ASC 860 is not expected to have a material effect on the Company’s financial position or results of operations.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

3.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)" ("FAS 167"), as codified in FASB ASC 810 "Consolidation" which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of ASC 810 is not expected to have a material effect on the Company’s financial position or results of operations.

In October 2009, the FASB issued Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” ("ASU 2009-13"). ASU 2009-13 provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13: 1) establishes a selling price hierarchy for determining the selling price of a deliverable, 2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, 3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, 4) significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting ASU 2009-13.

In October 2009, the FASB issued Update No. 2009-14, “Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements a consensus of the FASB Emerging Issues Task Force” ("ASU 2009-14"). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements and provides additional guidance on how to determine which software, if any, relating to tangible product would be excluded from the scope of the software revenue guidance. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-14 is not expected to have a material effect on the Company’s financial position or results of operations.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

4.	Adoption of new accounting standards

Subsequent events

FASB ASC 855, "Subsequent Events" ("ASC 855"), which established principles and requirements for subsequent events is effective for interim or annual reporting periods ending after June 15, 2009. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. Since ASC 855 at most requires additional disclosures, the adoption of ASC 855 did not have a material impact on its consolidated financial statements.

FASB Codification

On July 1, 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. GAAP. The Codification replaces all previous U.S. GAAP accounting standards as described in FAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The Company has applied the Codification for the first time for its interim financial statements for the nine months ending September 30, 2009. The adoption of the Codification did not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it affects the way U.S. GAAP is referenced in the Company's consolidated financial statements and accounting policies.

Fair value measurements

SFAS No.157 as codified in FASB ASC 820 "Fair Value Measurement and Disclosures" ("ASC 820") is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted ASC 820 for financial assets and liabilities in the first quarter of fiscal 2008 with no material impact to the consolidated financial statements. The Company adopted ASC 820 for non-financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to the consolidated financial statements.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

4.	Adoption of new accounting standards (continued)

Fair value measurements (continued)

ASC 820 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:       Quoted market prices in active markets for identical assets or liabilities.

Level 2:       Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:       Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at December 31, 2009.

Fair value of financial instruments

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business approximate fair value because of the relatively short period of time between their origination and expected realization.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

5.	Inventories

	2009 $	2008 $
Raw materials	2,344,010	2,713,644
Work-in-process	2,400,712	1,956,021
Finished goods	1,688,175	804,719
	6,432,897	5,474,384

Included in raw materials are goods in transit of approximately $242,000 (2008 - $394,000).

The write-down of inventories to their market value amounted to approximately $89,000 (2008 - $217,000) and related to finished goods. There were no reversals of write-down from previous year.

6.	Property, plant and equipment

			2009	2008
		Accumulated	Net carrying	Net carrying
	Cost	depreciation	amount	amount
	$	$	$	$

Land	7,136	-	7,136	6,158
Building	474,111	118,654	355,457	168,315
Machinery and equipment	2,527,725	2,128,324	399,401	331,754
Furniture and fixtures	126,275	113,032	13,243	7,955
Computer hardware and software	564,946	355,243	209,703	311,040
Leasehold improvements	38,135	35,814	2,321	2,450
	3,738,328	2,751,067	987,261	827,672

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

6.	Property, plant and equipment (continued)

			2008	2007
		Accumulated	Net carrying	Net carrying
	Cost $	depreciation $	amount $	amount $

Land	6,158	-	6,158	7,566
Building	263,255	94,940	168,315	213,195
Machinery and equipment	2,049,559	1,717,805	331,754	329,487
Furniture and fixtures	103,953	95,998	7,955	8,331
Computer hardware and software	462,026	150,986	311,040	529,641
Leasehold improvements	32,906	30,456	2,450	3,436
	2,917,857	2,090,185	827,672	1,091,656

7.	Credit facility

In 2008, the Company's $5,747,000 credit facility consisted of a revolving loan bearing interest at prime plus 1.5% per annum. As part of this facility, the Company had entered into an agreement with its lender to sell its accounts receivable. At December 31 2008,  substantially all of the Company’s accounts receivable had been sold to the lender, but because such sales were conducted with full recourse, the Company’s accounts receivable and bank indebtedness were accordingly reflected on a gross basis in the financial statements. The terms of the banking agreement required the Company to maintain minimum earnings before interest, taxes, depreciation and amortization. As at December 31, 2008, the Company was in compliance therewith. During 2009, this credit facility was fully repaid.

During 2009, the Company obtained a new $9,500,000 credit facility which is subject to review annually consisting of an operating demand line of credit, a demand term loan, and foreign exchange contracts which are limited to $7,375,000, $1,650,000 and $475,000 respectively. Borrowings under the operating demand line of credit bear interest at the bank's prime rate per annum on Canadian dollar borrowings or the US base rate plus 0.75% per annum on US dollar borrowings. Borrowings under term loans bear interest at the bank's prime rate plus 1% per annum. As at December 31, 2009, the Company had no outstanding borrowings and no contractual obligations through foreign exchange contracts under the credit facility.

As security for the credit facility, the bank has a first ranking deed on all present and future movable and immovable property of the Company for the amount of $9,500,000. The bank also has a first ranking collateral on the land and building of the Company for the amount of $9,500,000. The land and building of the Company have a carrying value of $362,593 as at December 31, 2009.

The terms of the banking agreement require the Company to comply with certain financial covenants. Under the terms of the agreement, the Company is required, amongst other conditions, to maintain a minimum working capital ratio, a minimum debt service coverage ratio and a maximum total debt to tangible net worth ratio. As at December 31, 2009, the Company was in compliance with these requirements.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

8.	Long-term debt

	2009 $	2008 $
Equipment loans, bearing interest at rates varying from 5.93% to 9.93%, repayable in monthly instalments of $14,326 including interest, with a final payment on December 10, 2010, secured by liens on specific equipment having an original cost of $491,000 and net carrying value of $167,000	133,505	259,687
Current maturity	133,505	148,168
	-	111,519

Interest during the year amounted to approximately $18,000 (2008 - $28,000).

9.	Commitments

The minimum annual rental payable under the leases for the Company's premises and other operating leases expiring in 2011 are approximately as follows:

$
2010	31,000
2011	10,000

10.	Capital stock

	2009 $	2008 $
75,000,000 common shares authorized, $0.001 par value
5,000,000 preferred shares authorized, $0.001 par value
Issued -
29,000,000 (2008 - 22,800,000 common shares)	29,000	22,800

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

10.	Capital stock (continued)

The board of directors is authorized, subject to any limitations prescribed by law, without further vote or action by the shareholders, to issue from time to time shares of preferred stock in one or more series. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

11.	Additional paid-in capital

Warrants

On December 2, 2009, the Company granted two five-year warrants, each exercisable to purchase up to 1,000,000 shares of common stock at $3.25 and $2.00 per share respectively. The warrant exercisable at $3.25 per share was issued in conjunction with the share exchange and the warrant exercisable at $2.00 per share was issued in payment of consulting services received (see note 1). On the same day, the Company granted a five-year warrant exercisable to purchase up to 150,000 shares of common stock at $2.00 per share in payment of consulting fees to be rendered. The warrants were accounted for at their fair value amounting to $167,500, $275,600 and $41,340 respectively, as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	51.35%
Expected life	5 years
Risk-free interest rate	2.15%
Dividend yield	Nil
Price per share	$1.00

The fair market value of the Company's stock price on December 2, 2009 was determined based on the $1.00 price per share paid by investors on an arms length basis, in the 5,000,000 share private placement which also occurred on December 2, 2009.

The expected life represents the period of time the options are expected to be outstanding. Furthermore, the Company cannot provide historical stock price data for a period equal to the expected life of the warrants; therefore, the expected volatility assumptions were calculated by averaging the historical volatility of a peer group of publicly-traded companies manufacturing electrical transformers. The risk-free interest rate reflects the yield on a zero-coupon U.S. Treasury bond over the expected term of the warrants granted. Using different weighted-average assumptions could significantly impact the estimated grant date fair value of the warrants.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

11.	Additional paid-in capital (continued)

The following table summarizes the continuity of the Company's warrants:

	Number of shares	Weighted average exercise price $	Expiry date

Balance, December 31, 2008	-	-
Granted -
December 2, 2009	1,000,000	3.25	December 2, 2014
December 2, 2009	1,000,000	2.00	December 2, 2014
December 2, 2009	150,000	2.00	December 2, 2014
Balance, December 31, 2009	2,150,000	2.58

As at December 31, 2009, the exercisable warrants amounted to 2,150,000 and none were exercised.

Stock option

On December 2, 2009, the Company adopted the 2009 Stock Incentive plan ("Plan") for the purpose of issuing incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards to employees, directors, consultants and other service providers. A total of 1,600,000 shares of common stock are reserved for issuance under this Plan. Options may be granted under the Plan on terms and at prices as determined by the Board of Directors or by the plan administrators appointed by the Board of Directors. As at December 31, 2009, no stock options were granted.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

12.	Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant changes of the Company's deferred tax liability and asset as at December 31, 2009 and 2008 are as follows:

	2009 $	2008 $

Property, plant and equipment	(92,293)	(102,627)
Pension plan deficit	112,464	34,154
	20,171	(68,473)
Valuation allowance	-	-
Net deferred tax asset (liability)	20,171	(68,473)

The reconciliation of the effective income tax rate, to the statutory rates in effect in Canada, as the entity is subject to Canadian tax jurisdictions, for the years ended December 31, 2009 and 2008 is as follows:

	2009 $	2008 $

Statutory income taxes	2,486,000	1,126,000
Write-down of advances to limited partners of a shareholder	-	248,000
Other	4,000	(17,000)
Effective income taxes	2,490,000	1,357,000

In 2007, the Company received notices of reassessments from the Federal and Provincial governments amounting to approximately $2,030,000 including interest and penalties of approximately $400,000. A portion of the reassessed taxes, interest and penalties, approximately $860,000, related to withholding taxes and have been expensed in 2007. The remaining taxes, interest and penalties relate to a transfer pricing adjustment and although they have been expensed in 2007, the Company has filed a notice of objection against the said reassessments. Management believes that the success of the appeal on the transfer pricing adjustment is unknown.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

12.	Income taxes (continued)

Unrecognized tax benefits and interest and penalties

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. The interest and penalties for the years ended December 31, 2009 and 2008 were $Nil.

The Company files tax returns in each jurisdiction in which it is registered to do business. For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2009:

Tax jurisdictions	Tax years
Federal - Canada	2006 and onward
Provincial - Quebec	2006 and onward
Provincial - Ontario	2006 and onward

13.	Statement of cash flows information

	2009 $	2008 $

Accounts receivable	104,955	224,142
Inventories	(81,624)	(411,218)
Prepaid expenses	(6,041)	34,691
Income taxes recoverable	722,869	-
Accounts payable and accrued liabilities	(1,766,528)	(521,244)
Income taxes payable	-	(2,184,204)
Changes in non-cash operating elements of working capital	(1,026,369)	(2,857,833)

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

13.	Statement of cash flows information (continued)

	2009 $	2008 $
Supplemental disclosure of cash flows information:
Interest paid	190,797	285,373
Income taxes paid	1,765,131	3,448,911
Supplemental disclosure of non-cash financing activity
Warrant issued in connection with the share exchange (note 1)	167,500	-
Warrant issued for consulting services rendered (note 1)	265,600	-
Warrant issued for consulting services to be rendered in the future	41,340	-

14.	Pension plan

The Company sponsors a defined benefit pension plan in which a majority of its employees are members. The employer contributes 100% to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

Cost of benefits:

The components of the expense the Company incurred under the pension plan is as follows:

	2009 $	2008 $

Current service cost, net of employee contributions	35,392	62,037
Interest cost on accrued benefit obligation	135,261	129,885
Expected return on plan assets	(108,979)	(133,353)
Amortization of transitional obligation	11,739	12,557
Amortization of past service costs	5,344	5,716
Amortization of net actuarial gain	20,061	16,493
Total cost of benefit	98,818	93,335

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

14.	Pension plan (continued)

Benefit obligation:

Our obligation for the pension plan is valued annually as of the beginning of each fiscal year. The projected benefit obligation represents the present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants.

The Company's obligations pursuant to the pension plan is as follows:

	2009 $	2008 $
Projected benefit obligation, at beginning of year	1,794,417	2,523,858
Current service cost	35,392	62,037
Interest cost	135,261	129,885
Impact of change in discount rate	297,328	(536,407)
Benefits paid	(169,339)	(89,776)
Amendment	-	137,850
Foreign exchange adjustment	310,842	(433,030)
Projected benefit obligation, at end of year	2,403,901	1,794,417

A summary of expected benefit payments related to the pension plan is as follows:

Pension plan $
Fiscal year 2010	100,900
Fiscal year 2011	121,900
Fiscal year 2012	137,100
Fiscal year 2013	153,900
Fiscal year 2014 - 2020	1,224,300

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

14.	Pension plan (continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income is as follows:

	2009 $	2008 $
Amortization of past service cost	5,344	5,716
Amortization of net actuarial gain	20,061	16,494
Amortization of transitional obligation	11,739	12,557
Net actuarial loss adjustment	(210,512)	79,187
Total recognized in other comprehensive income	(173,368)	113,954

The estimated net loss (gain) amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year amounts to $16,495.  The estimated prior service cost amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year amounts to $5,715. The estimated transitional asset amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year amounts to $12,555.

The accumulated other comprehensive loss includes of the following amounts that have not yet been recognized as components of net benefit cost:

	2009 $	2008 $
Unrecognized prior service cost	90,076	95,420
Unrecognized net actuarial loss	123,532	423,425
Unrecognized transitional obligation	742,742	135,271
Deferred income taxes	(290,028)	(196,292)
	666,322	457,824

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

14.	Pension Plan (continued)

Plan assets

Assets held by the pension plan are invested in accordance with the provisions of our approved investment policy. The pension plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments. The asset allocation for the pension plan at the end of fiscal years 2009 and 2008 and the target allocation for fiscal year 2010, by asset category, are as follows:

	Pension plan

	Allocation at December 31, 2009%	Allocation at December 31, 2008%	2010 Target allocation %
Equity securities	56	55	55
Fixed income securities	38	41	41
Real estate	4	4	4
Other	2	-	-
Total	100	100	100

Changes in the assets held by the pension plan in fiscal 2009 and 2008 are as follows:

	2009 $	2008 $
Fair value of plan asset, at beginning of year	1,564,204	2,145,970
Actual return on plan assets	195,795	(323,868)
Employer contributions	184,757	205,510
Benefits paid	(169,339)	(89,776)
Foreign exchange adjustment	266,733	(373,632)
Fair value of plan assets, at end of year	2,042,150	1,564,204

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

14.	Pension Plan (continued)

Contributions

Our policy is to fund the pension plan at or above the minimum required by law. The Company made $185,000 (2008 - $205,000) of contributions to its defined benefit pension plan during the year. The Company expects to make contributions of less than $275,000 to the defined benefit pension plan in fiscal 2010. Changes in the discount rate and actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

Funded status:

The funded status of the pension plan is as follows:

	2009 $	2008 $
Projected benefit obligation	2,403,901	1,794,417
Fair value of plan assets	2,042,150	1,564,204
Amendment (net of foreign exchange adjustment)	-	(120,771)
Accrued obligation (long-term)	361,751	109,442

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

14.	Pension Plan (continued)

Assumptions:

Assumptions used in accounting for the pension plan is as follows:

	2009%	2008%
Weighted average discount rate used to determine the accrued benefit obligations	5.85	7.25
Discount rate used to determine the net pension expense	7.25	5.50
Expected long-term rate of return on plan assets	6.50	6.50

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The Company applies the expected rate of return to a market related value of the assets which reduces the underlying variability in assets to which the Company applies that expected return. The Company amortizes gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

Primary actuarial assumptions are determined as follows:

The expected long-term rate of return on plan assets is based on the Company’s estimate of long-term returns for equities and fixed income securities weighted by the allocation of assets in the plans. The rate is impacted by changes in general market conditions, but because it represents a long-term rate, it is not significantly impacted by short-term market swings. Changes in the allocation of plan assets would also impact this rate.

The assumed discount rate is used to discount future benefit obligations back to today’s dollars. The discount rate is reflective of yield rates on U.S. long-term investment grade corporate bonds on and around the December 31 valuation date. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase the Company’s obligation and expense.

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

15.	Major customer

Sales to one customer accounted for approximately 39% of sales in 2009 (26% in 2008). Outstanding accounts receivable for this customer at December 31, 2009 accounted for 45% (22% in 2008) of total trade receivables.

16.	Related party transactions

The following table summarizes the Company's related party transactions for the years measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties:

	2009 $	2008 $
Companies under common significant influence
Consulting and administration fee expenses	402,000	274,000

In 2008 and 2009, the Company paid $124,000 and $152,000, respectively, to a company controlled by a limited partner of a shareholder of the Company, as reimbursement for rent, office services, and travel and entertainment expenses.

In 2008 and 2009, the Company paid an aggregate of $150,000 and $250,000, respectively, to two companies controlled by a limited partner of a shareholder as consideration for this limited partner providing executive services, along with serving as the Company’s president and head of sales.

Between 2006 and 2008, the Partnership, sole shareholder of the Company before December 2, 2009, caused the Company to make non-interest bearing advances amounting to $700,335 to limited partners of the shareholder as reimbursement for advances made by these limited partners to a company controlled by the shareholder. In 2008, the Company forgave these advances in full and the said advances were written off.

In 1997, two limited partners of a shareholder, advanced $100,000 and $50,000, respectively, to the Company, with such amounts accruing interest at the rate of 12% per annum and no specific terms of repayment or maturity date. Interest incurred during the year amounted to approximately $18,000 (2008 - $18,000).

Pioneer Power Solutions, Inc.
(Formerly Sierra Concepts, Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in U.S. Funds)

17.	Geographical information

The Company has one operating segment, being the sale of electrical transformers. Revenues are attributable to countries based on the location of the Company's customers.

	2009 $	2008 $
Canada	38,625,452	37,301,622
United States	1,066,379	5,266,111
Others	906,745	1,316,528
Total	40,598,576	43,884,261

Substantially all of the Company’s long-lived assets are located in Canada.

18.	Comparative figures

Certain reclassifications of 2008 amounts have been made to facilitate comparison with the current year. The shareholder's equity for 2008 has been retroactively restated for the equivalent number of shares received in the share exchange resulting in a decrease of capital stock of 567,333 and an increase in additional paid-in-capital of the same amount.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 31, 2009, we conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2009.  However, based on our review of interpretive guidance of the staff of the Securities and Exchange Commission, we have excluded an assessment of those disclosure controls and procedures that are subsumed by internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Prior to December 2, 2009, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. On December 2, 2009, we completed a share exchange, pursuant to which we acquired all of the capital stock of Pioneer Transformers Ltd., causing Pioneer Transformers Ltd. to become our wholly owned subsidiary. In connection with this share exchange, we discontinued our former business and succeeded to the business of Pioneer Transformers Ltd. as our sole line of business.

Based on our review of interpretive guidance of the staff of the Securities and Exchange Commission, we have excluded management’s assessment of internal control over financial reporting herein, as we concluded that there was insufficient time between the share exchange and the end of 2009 to properly plan, document, test and remediate, if necessary, our controls.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B.OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the members of our board of directors and our sole executive officer. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Name	Age	Position
Nathan J. Mazurek	47	Chief Executive Officer, President, Chairman of the Board of Directors, Chief Financial Officer, Secretary and Treasurer
Yossi Cohn	31	Director
David J. Landes	53	Director
David Tesler	36	Director
Jonathan Tulkoff	45	Director

Nathan J. Mazurek, President, Chief Executive Officer, Chairman of the Board of Directors, Chief Financial Officer, Secretary and Treasurer. Mr. Mazurek has served as our chief executive officer, president, chairman of the board of directors, chief financial officer, secretary and treasurer since December 2, 2009. Mr. Mazurek has over 20 years of experience in the electrical equipment and components industry. Mr. Mazurek has served as the chief executive officer, president, vice president, sales and marketing and chairman of the board of directors of Pioneer Transformers Ltd. since 1995. Mr. Mazurek has served as the president of American Circuit Breaker Corp., a manufacturer and distributor of circuit breakers, since 1988 and as a director of Empire Resources, Inc., a distributor of semi-finished aluminum products, since 1999. From 2002 through 2007, Mr. Mazurek served as president of Aerovox, Inc., a manufacturer of AC film capacitors. Mr. Mazurek brings to the Board extensive and unique experience with our company, Pioneer Transformers Ltd. and in our industry. Since he is responsible for, and familiar with, our day-to-day operations and implementation of our strategy, his insights into our performance and into the electrical equipment and components industry are critical to board discussions and to our success. Mr. Mazurek received his BA from Yeshiva College in 1983 and his JD from Georgetown University Law Center in 1986.

Yossi Cohn, Director. Mr. Cohn has served as a director since December 2, 2009. Mr. Cohn founded YY Capital Partners, LLC, an investment firm, in 2007 and has served as its co-managing partner since its inception. Mr. Cohn has also served as a member of L3C Partners, LLC, an investor in multi-family residential properties, since June 2009. Mr. Cohn served as a director of investor relations at IDT Corporation, a NYSE listed telecommunications company, from September 2005 through May 2007. Prior to joining IDT Corporation, Mr. Cohn was a director of research at SAGEN Asset Management, an asset manager of funds of hedge funds, from January 2005 through May 2005. Mr. Cohn began his career as an analyst in the funds-of-funds investment group of Millburn Ridgefield Corporation, where he worked from 2001 through January 2005. Our board believes Mr. Cohn’s background at these and other companies, particularly in areas of capital markets, financial, strategic and investment management experience, makes him an effective member of our board.

David J. Landes, Director. Mr. Landes has served as a director since December 2, 2009. Mr. Landes has served as president of Provident Sunnyside, LLC, and of CYMA Investments LLC, both private real estate and investment companies, for over the past five years and as president of 516 Churchill Associates, LLC, a real estate company, since 2005. Mr. Landes received a BA from Columbia University, a JD from the University of Chicago and a PhD from Princeton University. Mr. Landes practiced corporate and securities law at Shearman and Sterling in New York City. Mr. Landes’s experience as a lawyer and principal provides him with significant knowledge and insight regarding corporate governance, financing and capital markets, and executive leadership. In addition, as a founding member of the managing partner of Provident Pioneer Partners, L.P., our sole shareholder until December 2009, Mr. Landes provides the board with a unique perspective on the Company’s history and performance.

David Tesler, Director. Mr. Tesler has served as a director since December 2, 2009. Mr. Tesler has served as chief executive officer of LeaseProbe, LLC, a provider of lease abstracting services, since he founded thecompany in 2004. In 2008, LeaseProbe, LLC acquired Real Diligence, LLC, a provider of financial due diligence services. The combined company does business as Real Diligence and operates as an integrated outsourced provider of legal and commercial due diligence services for the commercial real estate industry. Prior to 2004, Mr. Tesler practiced law at Skadden Arps Slate Meager & Flom LLP and at Jenkens & Gilchrist, Parker Chapin LLP. Mr. Tesler received his BA from Yeshiva College, a Master’s degree in Medieval History from Bernard Revel Graduate School and a JD from Benjamin A. Cardozo School of Law. Mr. Tesler brings extensive legal, strategic and executive leadership experience to our board.

Jonathan Tulkoff, Director. Mr. Tulkoff has served as director since December 2, 2009. Mr. Tulkoff has served as president of Uniwire International, Ltd., a steel trading and marketing company, since 1995. Our board believes Mr. Tulkoff’s extensive strategic, international and executive leadership experience, particularly in commodity markets for metal products which represent one of the largest components of our company’s cost of manufacture, make him an effective member of our board.

There are no family relationships among any of our directors and executive officers.

Board Committees

Audit Committee. We intend to establish an audit committee of the board of directors once we have satisfied the other initial listing standards for listing our common stock on the Nasdaq Stock Market or another national exchange.  The audit committee will consist of independent directors, of which at least one director will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties will be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. We intend to establish a compensation committee of the board of directors once we have satisfied the other initial listing standards for listing our common stock on the Nasdaq Stock Market or another national exchange. The compensation committee will review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee will also administer our stock option plans and recommend and approve grants of stock options under such plans.

Compensation Committee Interlocks and Insider Participation

 During the fiscal year ended December 31, 2009, all executive officer compensation was determined by Nathan J. Mazurek, our chief executive officer, president, chairman of the board of directors, chief financial officer, secretary and treasurer.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our chief executive officer and chief financial officer, but have not done so to date due to our relatively small size.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission certain reports of beneficial ownership of common stock. Based solely upon a review of copies of such reports furnished to us, we believe that all applicable Section 16(a) filing requirements were complied with by our directors, executive officers, and ten percent (10%) stockholders during 2009.

ITEM 11.EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to Nathan J. Mazurek, our principal executive officer, Raymond Haddad, the vice president, operations of Pioneer Transformers Ltd. and James Wilkins, the vice president, finance of Pioneer Transformers Ltd., whom we refer to collectively in this Form 10-K as the “named executive officers.” During the year ended December 31, 2009, except for named executive officers, no executive officer of ours or Pioneer Transformers Ltd. received annual remuneration in excess of $100,000.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	All Other Compensation ($)(1)	Total ($)(1)
Nathan J. Mazurek	2009	--	--	250,000(2)	250,000
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors, Secretary and Treasurer (principal executive officer)	2008	--	--	150,511(2)	150,511

Raymond Haddad	2009	228,646	35,918	24,022(3)	288,459
Vice President, Operations of Pioneer Transformers Ltd.	2008	228,345	38,422	25,209(4)	291,976

James Wilkins	2009	101,037	9,636	19,530(5)	130,203
Vice President, Finance of Pioneer Transformers Ltd.	2008	100,194	10,308	20,872(6)	131,374

(1)		Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable year.

(2)
Represents fees earned for consulting services.  Such compensation is solely comprised of payment for services rendered to us and does not include any amounts that would be considered perquisites, property, gross-ups or other personal benefits.

(3)	Represents car benefits of $14,277 and pension benefits of $9,745.

(4)	Represents car benefits of $15,799 and pension benefits of $9,410.

(5)	Represents vacation pay of $1,887, car benefits of $13,349 and pension benefits of $4,294.

(6)	Represents vacation pay of $2,441, car benefits of $14,393 and pension benefits of $4,038.

Agreements with Executive Officers

Nathan J. Mazurek

We have entered into an employment agreement with Mr. Mazurek to serve as our chief executive officer and chief financial officer for a term of three years. Pursuant to this employment agreement, Mr. Mazurek is entitled to receive an annual base salary of $250,000, which shall be increased to $275,000 and $300,000 on December 2, 2010 and December 2, 2011, respectively.  Mr. Mazurek is entitled to receive an annual cash bonus at the discretion of our board of directors, or a committee thereof, of up to 50% of his annual base salary. The bonus shall be prorated for any fiscal year that is less than 12 months due to a change in the fiscal year.  In the event that Mr. Mazurek is terminated without cause, Mr. Mazurek shall be entitled to receive his base salary for the balance of the term of this agreement.

This agreement prohibits Mr. Mazurek from competing with us for a period of four years following the date of termination; provided however, that he is prohibited from competing with us for a period of two years in the event he is terminated without cause or due to disability or he voluntarily resigns following a breach by us of this agreement.

In 2008 and 2009, Mr. Mazurek provided Pioneer Transformers Ltd. with executive services and served as its chief executive officer, president and vice president, sales and marketing.  Mr. Mazurek had all of the duties, authorities, powers and responsibilities commensurate with all of the duties, authorities, powers and responsibilities of a chief executive officer, a president and a vice president, sales and marketing.  Pioneer Transformers Ltd.  paid an aggregate of $150,000 and $250,000 in 2008 and 2009, respectively, to Provident Management, Inc. and Provident Canada Corp., each of which is controlled by Mr. Mazurek, as consideration for Mr. Mazurek’s services.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by our named executive officers as of December 31, 2009.

2009 Equity Incentive Plan

On December 2, 2009, our board of directors and stockholders adopted the 2009 Stock Incentive Plan, pursuant to which 1,600,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2009 Stock Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2009 Stock Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards. The 2009 Stock Incentive Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors. As of December 31, 2009, no awards had been granted under the 2009 Stock Incentive Plan.

On March 23, 2010, we granted options to purchase common stock under the 2009 Stock Plan to the named executive officers as follows:

Name	Shares Subject to Options	Exercise Price	Vesting Schedule	Expiration
Nathan J. Mazurek	2,000(1)	$3.25	100% on the one year anniversary of the grant date	March 23, 2020
	150,000(2)	$3.25	One third annually in 2011, 2012 and 2013 on the anniversary of the grant date	March 23, 2020
Raymond Haddad	100,000	$2.95	One third annually in 2011, 2012 and 2013 on the anniversary of the grant date	March 23, 2020
James Wilkins	50,000	$2.95	One third annually in 2011, 2012 and 2013 on the anniversary of the grant date	March 23, 2020

(1)           Non-qualified stock options granted for service as a director.

(2)           Incentive stock options granted for service as an executive officer.

Retirement Savings Plan

We provide  retirement benefits to each of our salaried employees whom we permit to participate in our Retirement Savings Plan, which is registered as a retirement savings plan, or RSP, under the Income Tax Act (Canada).  An employee must have been employed by us for a period of at least one continuous year to be eligible to participate. An employee may contribute up to 2.5% of his or her salary into an individual retirement account and we contribute 3.6% of the employee’s salary into his or her account.  The employees invest the monies in their respective accounts in one or more investment funds managed by The Standard Life Assurance Company and its subsidiary, the Standard Life Assurance Company of Canada.  The monies in the retirement accounts are to be used to purchase annuities or registered retirement income funds no later than the end of the year of retirement. Employees may select annuities that will continue for their lives only, for the lives of their spouses in the event they die before the spouse, or for a specific period of time.

There is no mandatory age of retirement and employees are entitled to receive their pension benefits upon retirement, without reference to the number of years of employment.  If an employee dies before receiving pension benefits, a refund of the value in his funds will be paid to the employee’s beneficiary or estate.

Raymond Haddad, the vice president, operations of Pioneer Transformers Ltd., received pension benefits of approximately $9,745 and approximately $9,410, respectively, in the fiscal years ended December 31, 2009 and 2008, respectively. James Wilkins, the vice president, finance of Pioneer Transformers Ltd., received pension benefits of approximately $4,294 and approximately $4,038, respectively, in the fiscal years ended December 31, 2009 and 2008.

Pension Plan for Hourly Employees

Each of our hourly employees at our manufacturing facility located in Granby, Quebec, Canada, participates in our Pension Plan for Hourly Employees.  They are typically eligible to receive retirement benefits at age 65 as set forth below:

Retirement on or After	Amount of Pension per Month of Credited Service

June 1, 2004	$24

June 1, 2007	$25

June 1, 2008	$26

June 1, 2009	$27

The maximum age of retirement is 69 and employees who are employed past age 65 receive the actuarial equivalent of the pension accrued to age 65.  The pension is normally payable for the lifetime of the employee.  For employees who have a spouse at retirement, the pension will continue from the date of death for the spouse’s lifetime, at the rate of 60% of the employee’s pension.

Assets held by our Pension Plan for Hourly Employees are invested in accordance with the provisions of our approved investment policy. The Pension Plan for Hourly Employees’ strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments.

Director Compensation

In addition to any compensation received for services performed as an executive officer, we intend to pay each director $1,000 per meeting for each board meeting attended and reimbursement for expenses incurred in connection with their service as directors. We also intend to grant to each director annual options to purchase 2,000 shares of our common stock at an exercise price per share equal to the fair market value price per share of our common stock on the grant date. These options will vest on the one year anniversary of their grant date. As of December 31, 2009, no options had been granted to our directors and during the fiscal years ended December 31, 2009 and 2008, our directors did not receive any compensation from us for their services in such capacity.

On March 23, 2010, we granted options to purchase common stock under the 2009 Stock Plan to the directors as follows:

Name	Shares Subject to Options	Exercise Price	Vesting Schedule	Expiration
Nathan J. Mazurek	2,000(1)	$3.25	100% on the one year anniversary of the grant date	March 23, 2020
	150,000(2)	$3.25	One third annually in 2011, 2012 and 2013 on the anniversary of the grant date	March 23, 2020
Yossi Cohn	2,000	$2.95	100% on the one year anniversary of the grant date	March 23, 2020
David J. Landes	2,000	$2.95	100% on the one year anniversary of the grant date	March 23, 2020
David Tesler	2,000	$2.95	100% on the one year anniversary of the grant date	March 23, 2020
Jonathan Tulkoff	2,000	$2.95	100% on the one year anniversary of the grant date	March 23, 2020

(1)           Non-qualified stock options granted for service as a director.

(2)           Incentive stock options granted for service as an executive officer.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	1,600,000

Equity compensation plans not approved by security holders	--	--	--

Total	--	--	1,600,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 14, 2010 by:

each person known by us to beneficially own more than 5.0% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Pioneer Power Solutions, Inc., One Parker Plaza, 400 Kelby Street, 9th Floor, Fort Lee, New Jersey 07024.  As of April 14, 2010, we had 29,000,000 shares outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage Beneficially Owned(1)
5% Owners
Provident Pioneer Partners, L.P.	23,800,000(2)(3)	79.3%
Officers and Directors
Nathan J. Mazurek	23,800,000(2)(3)	79.3%
Raymond Haddad	--	--
James Wilkins	--	--
Yossi Cohn	--	--
David J. Landes	--	--
David Tesler	--	--
Jonathan Tulkoff	--	--
All directors and executive officers as a group (7 persons)	23,800,000(2)(3)	79.3%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 14, 2010. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)
Includes (i) 22,800,000 shares of common stock held by Provident Pioneer Partners, L.P. and (ii) a currently exercisable warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $3.25 per share held by Provident Pioneer Partners, L.P.

(3)
Nathan J. Mazurek is the majority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has sole voting and investment power over the 22,800,000 shares of common stock held by Provident Pioneer Partners, L.P. and the currently exercisable warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $3.25 per share held by Provident Pioneer Partners, L.P.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 2, 2009, we entered into a share exchange agreement with Pioneer Transformers Ltd. and Provident Pioneer Partners, L.P., the sole stockholder of Pioneer Transformers Ltd.  Pursuant to the share exchange agreement, on December 2, 2009, Provident Pioneer Partners, L.P. transferred all of the issued and outstanding capital stock of Pioneer Transformers Ltd. to us in exchange for (i) 22,800,000 newly issued shares of our common stock and (ii) a five-year warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $3.25 per share.  Nathan J. Mazurek, our chief executive officer, president, chairman of the board of directors, chief financial officer, secretary and treasurer, is the control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P.

Immediately following the share exchange, we transferred all of our pre-share exchange operating assets and liabilities to our wholly owned subsidiary, Sierra Concepts Holdings, Inc. and transferred all of Sierra Concepts Holdings, Inc.’s outstanding capital stock to David Davis, our sole officer, director and majority stockholder prior to the share exchange, as consideration for Mr. Davis consenting to the cancellation of 7,200,000 shares of our common stock held by Mr. Davis. Following such cancellation, Mr. Davis, the sole stockholder of Sierra Concepts Holdings, Inc., does not hold any of our shares.

In 2008 and 2009, we paid Provident Pioneer Partners, L.P. cash dividends of $450,000 and $2,706,000, respectively.

In 2008 and 2009, we paid $124,000 and $152,000, respectively, to Provident Management, Inc., a company with respect to which Nathan J. Mazurek is the sole shareholder, as reimbursement for rent, office services, and travel and entertainment expenses.  In 2008 and 2009, we paid an aggregate of $150,000 and $250,000, respectively, to Provident Management, Inc., and Provident Canada Corp. as consideration for Mr. Mazurek providing executive services to us, along with serving as our chief executive officer, president and vice president, sales and marketing.

Between 1996 and 2005, each of Mr. Mazurek and David J. Landes, our director and a limited partner of Provident Pioneer Partners, L.P., made cash advances to a switchgear company that was a wholly owned subsidiary of Provident Pioneer Partners, L.P. in the aggregate principal amount of approximately $800,000. These advances were made without any terms of repayment or interest rate.  Mr. Mazurek and Mr. Landes provided the advances to the switchgear company in order to provide it with funds at a time when none of the other limited partners of Provident Pioneer Partners, L.P. nor Pioneer Transformers Ltd., which was wholly owned by Provident Pioneer Partners, L.P. at the time. desired or were capable of funding the switchgear company directly. As reimbursement for these advances to the switchgear company, between 2006 and 2008, Provident Pioneer Partners, L.P. caused Pioneer Transformers Ltd. to advance an aggregate of $700,335 to Messrs. Mazurek and Landes. In 2008, Pioneer Transformers Ltd. forgave these advances to Messrs. Mazurek and Landes in full. We do not intend to engage in similar transactions in the future.

In 1997, two limited partners of Provident Pioneer Partners, L.P., the Isaac Landes Revocable Trust, of which our director, David J. Landes, is a trustee, and the Naomi S. Landes Revocable Trust, controlled by Ms. Landes, advanced $100,000 and $50,000, respectively, to us, with such amounts accruing interest at the rate of 12% per annum and no specific terms of repayment or maturity date. Since 1997, we have been paying interest on these advances, though we have not yet repaid any principal amounts.

None of the transactions described above was approved pursuant to a formal policy or procedure related to the approval of related party transactions. Going forward, our board of directors intends for us not to enter into any related party transaction unless the members of the board who do not have an interest in the potential transaction have reviewed the transaction and determined that (i) we would not be able to obtain better terms by engaging in a transaction with a non-related party and (ii) the transaction is in our best interest. This policy applies generally to any transaction in which we are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the previous two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. This policy is not currently in writing. We intend to establish an audit committee of the board of directors once we have satisfied the other initial listing standards for listing our common stock on the Nasdaq Stock Market or another national exchange, and we anticipate that the audit committee will be required to pre-approve any related party transactions, either pursuant to its charter or pursuant to a separate written policy.

Director Independence

The board of directors has determined that Messrs. Cohen, Tessler and Tulkoff each satisfy the requirement for independence set out in Section 5605(a)(2) of the rules of the Nasdaq Stock Market and that each of these directors has no material relationship with us (other than being a director and/or a stockholder).  In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq Stock Market rule referenced above.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

We paid RSM Richter Chamberland S.E.N.C.R.L./LLP (referred to in this Form 10-K as RSM), the Company’s independent registered public accounting firm for fiscal years 2009 and 2008, the following amounts:

	2009	2008
Audit Fees(1)	$102,497	$34,673
Audit Related Fees (2)	5,998	3,256
Tax Fees (3)	17,455	30,456
All Other Fees (4)	110,197	0
Total Fees	$236,147	$68,385

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports.
(2)
Audit related fees consisted primarily of fees for assurance and related services reasonably related to the audit and review services described under footnote 1 above and fees for reimbursement of out-of-pocket expenses.

(1)	Tax fees consisted primarily of fees for tax compliance, tax advice, and tax planning services.
(1)	All other fees consisted primarily of fees related to our share exchange and private placement.

Pre-Approval Policies and Procedures.  The board of directors will, on at least an annual basis, review audit and non-audit services performed by RSM as well as the fees charged by RSM for such services.  Our policy is that all audit and non-audit services must be pre-approved by the board of directors.  All of such services and fees were pre-approved during the year ended December 31, 2009.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.	The following financial statements and financial statement schedule are included in Item 8 herein:
1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2009

Consolidated Statement of Shareholders’ Equity for the Year Ended December 31, 2009 and 2008

Consolidated Statements of Earnings and Comprehensive Income for the Year Ended December 31, 2009 and 2008

Consolidated Statement of Cash Flows for the Year Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

None

3.	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: April 15, 2010	By:	/s/ Nathan J. Mazurek
Nathan J. Mazurek
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nathan J. Mazurek	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors (Principal Executive Officer and Principal Accounting Officer)	April 15, 2010
Nathan J. Mazurek
/s/ Yossi Cohn	Director	April 15, 2010
Yossi Cohn
/s/ David J. Landes	Director	April 15, 2010
David J. Landes
/s/ David Tesler	Director	April 15, 2010
David Tesler
/s/ Jonathan Tulkoff	Director	April 15, 2010
Jonathan Tulkoff

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Share Exchange Agreement, dated December 2, 2009, by and among Pioneer Power Solutions, Inc., Pioneer Transformers Ltd. and Provident Pioneer Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

3.1
Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).
4.1
Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

4.2
Form of $2.00 Warrant (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

4.3
Form of $3.25 Warrant (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

4.4
Form of Lock-up Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.1+
Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.2+
Employment Agreement, dated December 2, 2009, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.3+
Pioneer Power Solutions, Inc. 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.4+
Form of 2009 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.5+
Form of 2009 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.6
Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated December 2, 2009, by and between Pioneer Power Solutions, Inc. and Sierra Concepts Holdings, Inc. (Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

Exhibit No.	Description
10.7
Stock Purchase Agreement, dated December 2, 2009, by and between Pioneer Power Solutions, Inc. and David Davis (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.8
Agreement for Authorized Sales Representatives, dated March 1, 1995 by and between Pioneer Transformers Ltd. and CHAZ Sales Corp. (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.9
Agreement for Authorized Sales Representatives, dated April 1, 1996, by and between Pioneer Transformers Ltd. and Virelli & Associates, Inc. (Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.10
Agreement for Authorized Sales Representatives, dated September 19, 2003, by and between Pioneer Transformers Ltd. and AESCO Associates Ltd. (Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.11
Collective Labour Agreement, dated June 1, 2005, by and between Pioneer Transformers Ltd. and The Steelworkers Union on behalf of Local 9414 (Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.12
Agreement for Authorized Sales Representatives, dated May 11, 2006, by and between Pioneer Transformers Ltd. and Techno-Contact, Inc. (Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.13
Lease Amending Agreement, dated August 1, 2006, by and between Pioneer Transformers Ltd. and 2600 Skymark Investments Inc. (Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.14*
Agreement dated September 1, 2006, by and among Pioneer Transformers Ltd., Newfoundland Power, Inc., Maritime Electric Company, Limited, Fortisalberta Inc. and Fortisbc Inc. (Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.15
License and Services Agreement, dated May 4, 2007, by and between Pioneer Transformers Ltd. and Oracle Corporation Canada Inc. (Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.16
ValuePlan Lease, dated September 27, 2007, by and between Pioneer Transformers Ltd. and IBM Canada Limited (Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.17
ValuePlan Lease, dated November 22, 2007, by and between Pioneer Transformers Ltd. and IBM Canada Limited (Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

Exhibit No.	Description
10.18
ValuePlan Lease, dated December 11, 2007, by and between Pioneer Transformers Ltd. and IBM Canada Limited (Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.19
ValuePlan Lease, dated December 19, 2007, by and between Pioneer Transformers Ltd. and IBM Canada Limited (Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.20*
Agreement dated August 5, 2009, by and between Pioneer Transformers Ltd. and Toronto Hydro-Electric System Limited (Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.21*
Agreement dated April 1, 2006, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.28
Commitment Letter, dated July 9, 2009, by and between Pioneer Transformers Ltd. and the Bank of Montreal (Incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.29+
Indemnification Agreement, dated December 2, 2009, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.30+
Director and Officer Indemnification Agreement, dated December 2, 2009, by and between Pioneer Power Solutions, Inc. and Yossi Cohn (Incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.31+
Director and Officer Indemnification Agreement, dated December 2, 2009, by and between Pioneer Power Solutions, Inc. and David J. Landes (Incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.32+
Director and Officer Indemnification Agreement, dated December 2, 2009, by and between Pioneer Power Solutions, Inc. and David  Tesler (Incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.33+
Director and Officer Indemnification Agreement, dated December 2, 2009, by and between Pioneer Power Solutions, Inc. and Jonathan Tulkoff (Incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.34**
Agreement dated January 1, 2010, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

Exhibit No.	Description
10.35**
Agreement dated January 8, 2010, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.36+
Description of Consulting Services Provided by Nathan J. Mazurek to Pioneer Transformers Ltd. (Incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

21.1***	List of Subsidiaries.
31.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been granted with respect to certain portions of this exhibit.
** Confidential treatment has been requested for this exhibit and confidential portions have been filed with the
     Securities and Exchange Commission.
*** Filed herewith.
+ Management contract or compensatory plan or arrangement.