Form 10-Q
period 2010-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2010-05-17
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 333-155375

PIONEER POWER SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-3387077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Parker Plaza
400 Kelby Street, 9th Floor
Fort Lee, New Jersey 07024
(Address of principal executive offices)
(Zip Code)

(212) 867-0700
(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of May 14, 2010: 29,536,275

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Interim Balance Sheets
(Expressed in U.S. Funds)
(unaudited)

	March 31,	December 31,
	2010	2009
	$	$
Assets
Current
Cash and cash equivalents	3,116,149	1,560,229
Accounts receivable	4,699,209	5,491,886
Inventories (note 3)	6,297,985	6,432,897
Prepaid expenses and deposits	252,253	103,101
	14,365,596	13,588,113
Property, plant and equipment	972,336	987,261
Deferred income tax asset	13,487	20,171
	15,351,419	14,595,545
Liabilities
Current
Accounts payable and accrued liabilities	4,291,818	2,567,715
Current maturity of long-term debt	91,879	133,505
Income taxes payable	236,366	1,775,516
Advances from limited partners of a shareholder (note 9)	150,000	150,000
	4,770,063	4,626,726
Pension deficit (note 8)	328,116	361,751
	5,098,179	4,988,487
Shareholders' equity
Capital stock (note 5)
Authorized 75,000,000 common shares at $0.001 par value and
5,000,000 preferred shares at $0.001 par value	29,000	29,000
Additional paid-in capital (note 6)	5,285,729	5,364,548
Accumulated other comprehensive loss	(355,545)	(690,698)
Accumulated retained earnings	5,294,056	4,904,208
	10,253,240	9,607,058
	15,351,419	14,595,545

See accompanying notes

PIONEER POWER SOLUTIONS, INC.
Consolidated Interim Statement of Shareholders' Equity
For the 3 month Period Ended March 31, 2010
(Expressed in U.S. Funds)
(unaudited)

				Accumulated
			Additional	other	Accumulated	Total
	Capital stock		paid-in	comprehensive	retained	shareholders'
	number	amount	capital	loss	earnings	equity
		$	$	$	$	$
Balance - December 31, 2009	29,000,000	29,000	5,364,548	(690,698)	4,904,208	9,607,058
Dividends paid
Transaction costs	-	-	(82,594)	-	-	(82,594)
Stock-based compensation (note 6)	-	-	3,775	-	-	3,775
Foreign currency translation adjustment	-	-	-	332,034	-	332,034
Pension adjustment, net of taxes of ($1,833)	-	-	-	3,119	-	3,119
Net earnings	-	-	-	-	389,848	389,848
Balance – March 31, 2010	29,000,000	29,000	5,285,729	(355,545)	5,294,056	10,253,240

See accompanying notes

PIONEER POWER SOLUTIONS, INC.
Consolidated Interim Statements of Earnings and Comprehensive Income
(Expressed in U.S. Funds)
(unaudited)

	Three-Month Period
	Ended March 31,
	2010	2009
	$	$

Sales	8,250,817	7,283,260
Cost of goods sold (including depreciation of $43,462 and $30,508, respectively)	6,444,382	5,828,011
Gross profit	1,806,435	1,455,249
Expenses
Selling, general and administrative	1,103,004	916,372
Depreciation	46,999	38,251
Foreign exchange (gain) loss	92,494	(126,462)
	1,242,497	828,161
Operating income	563,938	627,088
Interest and factoring fees	13,090	83,606
Earnings before income taxes	550,848	543,482
Income taxes
Current income taxes	156,000	176,000
Deferred income taxes	5,000	(4,000)
	161,000	172,000
Net earnings	389,848	371,482
Other comprehensive income
Foreign currency translation adjustments	332,034	42,202
Pension adjustment, net of taxes ($1,833 and $56,768, respectively)	3,119	(126,131)
Comprehensive income	725,001	287,553

Basic weighted average of number of common shares	29,000,000	22,800,000
Dilutive effect of warrants	66,398	-

Diluted weighted average number of common shares outstanding	29,066,398	22,800,000
Basic and diluted earnings per common share	0.01	0.02

See accompanying notes

PIONEER POWER SOLUTIONS, INC.
Consolidated Interim Statements of Cash Flows
(Expressed in U.S. Funds)
(unaudited)

	Three-Month Period
	Ended March 31,
	2010	2009
	$	$

Operating activities
Net earnings	389,848	371,482
Depreciation	90,461	68,759
Deferred income taxes	5,000	(4,000)
Accrued pension	(39,869)	(4,657)
Warrant issuance expense	20,670	-
Stock-based compensation	3,775	-
	469,885	431,584
Changes in non-cash operating elements of working capital (note 7)	1,177,569	(89,189)
	1,647,454	342,395
Financing activities
Increase (decrease) in bank indebtedness	-	(130,418)
Dividends paid	-	(117,647)
Repayment of long-term debt	(45,136)	(46,501)
Transaction costs	(82,594)	-
	(127,730)	(294,566)
Investing activities
Additions to property, plant and equipment	(44,663)	(57,462)
	(44,663)	(57,462)
Increase (decrease) in cash and cash equivalents	1,475,061	(9,633)
Effect of foreign exchange on cash and cash equivalents	80,859	(10,074)

Cash and cash equivalents
Beginning of year	1,560,229	367,668
End of year	3,116,149	347,961

See accompanying notes

PIONEER POWER SOLUTIONS, INC.
Notes to Consolidated Interim Financial Statements
March 31, 2010
(Expressed in U.S. Funds)
(unaudited)

1.	Basis of presentation

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” for periods prior to the closing of our share exchange on December 2, 2009, refer to Pioneer Transformers Ltd., a private company incorporated under the Canada Business Corporations Act that is now our wholly-owned subsidiary, and its subsidiaries, and references to the “Company,” “Pioneer,” “we,” “our” and “us” for periods subsequent to the closing of the share exchange on December 2, 2009, refer to Pioneer Power Solutions, Inc., a publicly traded company, and its subsidiary, Pioneer Transformers Ltd. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature.

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

Management has performed an evaluation of the Company’s activities through the date and time these financial statements were issued and concluded that except for the events disclosed in note 12, there are no additional significant events requiring recognition or disclosure.

The consolidated financial statements include the accounts of the Company and its subsidiary companies.  On consolidation, all inter-entity transactions and balances have been eliminated.

The financial statements are expressed in U.S. dollars.

2.	Adoption of new accounting standards

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2010-06”). ASU 2010-06 requires reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  ASU 2010-06 is effective for fiscal years beginning on or after December 15, 2009, except for the disclosure regarding Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  The adoption of ASU 2010-06 for Levels 1 and 2 did not have a material impact on the Company’s consolidated financial statements, and the Company does not expect the adoption of the standard for Level 3 to have a material impact on its consolidated financial statements.

Subsequent Events

In February 2010, the FASB issued ASU 2010-9, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-9”). ASU 2010-9 removes the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. ASU 2010-9 also clarifies that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, ASU 2010-9 requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and to disclose such date. ASU 2010-9 was effective upon issuance on February 24, 2010, except for the use of the issued date for conduit debt obligors, which is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-9 except for the use of the issued date for conduit debt obligors did not have a material impact on the Company’s consolidated financial statements, and the Company does not expect the adoption of the use of the issued date for conduit debt obligors to have a material impact on its consolidated financial statements.

3.	Inventories

	March 31, 2010 $	December 31, 2009 $
Raw materials	2,241,947	2,344,010
Work-in-process	2,710,936	2,400,712
Finished goods	1,345,102	1,688,175
	6,297,985	6,432,897

Included in raw materials at March 31, 2010 and December 31, 2009 are goods in transit of approximately $111,000 and $242,000, respectively.

The provision taken on inventories to reflect their market value amounted to approximately $83,000 and $89,000 at March 31, 2010 and December 31, 2009, respectively, and related to finished goods.  There were no reversals of provision from the previous year.

4.	Credit facility

The Company’s $9,845,000 credit facility, which is subject to review annually, consists of an operating demand line of credit, a demand term loan, and foreign exchange contracts which are limited to $7,580,000, $1,772,000 and $493,000, respectively. Borrowings under the operating demand line of credit bear interest at the bank's prime rate per annum on Canadian dollar borrowings or the US base rate plus 0.75% per annum on US dollar borrowings. Borrowings under demand term loans bear interest at the bank's prime rate plus 1% per annum.

As security for the credit facility, the bank has a first ranking deed on all present and future movable and immovable property of the Company in the amount of $9,845,000. The bank also has a first ranking lien on the land and building of the Company in the amount of $9,845,000. The land and building of the Company had a net carrying value of $371,492 at March 31, 2010.

The terms of the banking agreement require the Company to comply with certain financial covenants. Under the terms of the agreement, the Company is required, among other conditions, to maintain a minimum working capital ratio, a minimum debt service coverage ratio and a maximum total debt to tangible net worth ratio.  At March 31, 2010, the Company was in compliance with these requirements.

5.	Capital stock

	March 31, 2010 $	December 31, 2009 $
Preferred shares, $0.001 par value; 5,000,000 shares authorized; none issued	―	―
Common shares, $0.001 par value; 75,000,000 shares authorized; 29,000,000 and 29,000,0000 shares issued, respectively	29,000	29,000

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

6.	Additional paid-in capital

Stock options

On March 23, 2010, the Company granted an aggregate of 240,000 non-qualified stock options to eleven employees to purchase common shares. The stock options are exercisable for common shares at an exercise price of $2.95 per share, expire on March 23, 2020 and vest over three years with one third vesting on the first anniversary of the date of grant and one third vesting on each of the second and third anniversaries of the date of grant.

On March 23, 2010, the Company also granted 150,000 incentive stock options to an employee to purchase common shares. The stock options are exercisable for common shares at an exercise price of $3.25 per share, expire on March 23, 2015 and vest over three years with one third vesting on the first anniversary of the date of grant and one third vesting on each of the second and third anniversaries of the date of grant.

On March 23, 2010, the Company granted an aggregate of 10,000 non-qualified stock options to five directors to purchase common shares. 8,000 of the stock options are exercisable for common shares at an exercise price of $2.95 per share and 2,000 of the stock options are exercisable for common shares at an exercise price of $3.25 per share.  The stock options expire on March 23, 2020 and vest on the first anniversary of the date of grant.

The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, using the following assumptions and based on a fair market value of $2.95 per share, which was the last reported sales price for the Company’s common shares on the day prior to the grant date:

Expected volatility	47.31% - 50.84%
Expected life	3.5 years – 6 years
Risk-free interest rate	1.77% - 2.84%
Dividend yield	Nil

The expected life represents the period of time the options are expected to be outstanding. As the Company does not have stock price trading history for a period equivalent to the expected life of the options, the Company’s expected volatility assumptions were calculated by averaging the historical volatility of a peer group of publicly-traded companies that operate in the same industry as the Company. The risk-free interest rates reflect the yield to maturity of on-the-run U.S. Treasury bonds with maturities consistent with the expected terms of the options granted. Using different assumptions for these variables could significantly impact the estimated grant date fair value of the options.

Expense for stock-based compensation recorded during the three month periods ended March 31, 2009 and 2010 amounted to of $3,775 and $0, respectively.  At March 31, 2010 and 2009, the Company had $486,130 and $0 of unrecognized stock-based compensation, respectively.

Warrants

As of March 31, 2010, the Company had 2,150,000 warrants outstanding to purchase shares of common stock with an average exercise price of $2.58 per share. The warrants expire on December 2, 2014.

No warrants were exercised during the three months ended March 31, 2010.

7.	Statement of cash flows information

	Three-Month Period Ended March 31,
	2010 $	2009 $
Accounts receivable	959,262	141,954
Inventories	349,192	(782,799)
Prepaid expenses	(166,409)	(8,487)
Accounts payable and accrued liabilities	1,599,806	959,496
Income taxes payable	(1,564,282)	(399,353)
Changes in non-cash operating elements of working capital	1,177,569	(89,189)

	Three-Month Period Ended March 31,
	2010 $	2009 $
Supplemental disclosure of cash flows information:
Interest paid	8,063	51,295
Income taxes paid	1,790,380	575,529

8.	Pension plan

The Company sponsors a defined benefit pension plan in which a majority of its employees are members.  The Company contributes 100% to the plan.  The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

Cost of benefits:

The components of the expense the Company incurred under the pension plan for the periods indicated are as follows:

	Three-Month Period Ended March 31,
	2010 $	2009 $
Current service cost, net of employee contributions	10,087	8,110
Interest cost on accrued benefit obligation	35,449	31,799
Expected return on plan assets	(33,816)	(24,894)
Amortization of transitional obligation	3,266	2,730
Amortization of past service costs	1,441	1,205
Amortization of net actuarial gain	5,589	4,577
Total cost of pension benefit	24,016	23,527

Contributions

The Company’s policy is to fund the pension plan at or above the minimum required by law.  The Company made $64,000 and $28,000 of contributions to its defined benefit pension plan during the three month period ended March 31, 2010 and 2009 respectively.  Changes in the discount rate and actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

9.	Related party transactions

The following table summarizes the Company's related party transactions for the periods indicated measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties:

	Three-Month Period Ended March 31,
	2010 $	2009 $
Companies under common significant influence
Consulting and administration fee expenses	65,900	75,300

During the three month period ended March 31, 2010 and 2009, the Company paid $65,900 and $37,800, respectively, to a company controlled by a limited partner of a shareholder of the Company, as reimbursement for rent, office services, and travel and entertainment expenses.

The Company paid $0 and $37,500 during the three month period ended March 31, 2010 and 2009, respectively, to two companies controlled by a limited partner of a shareholder, as consideration for this limited partner providing executive services, along with serving as the Company’s president and head of sales.

In 1997, two limited partners of a shareholder advanced $100,000 and $50,000, respectively, to the Company, with such amounts accruing interest at the rate of 12% per annum and no specific terms of repayment or maturity date. Interest incurred on these obligations during the three month period ended March 31, 2010 and 2009 amounted to approximately $4,500 and $4,500, respectively.

10.	Geographical information

The Company has one operating segment, the sale of electrical transformers.  Revenues are attributable to countries based on the location of the Company's customers.

	Three-Month Period Ended March 31,
	2010 $	2009 $
Canada	7,791,846	6,735,805
United States	236,831	547,455
Others	222,140	-
Total	8,250,817	7,283,260

Substantially all of the Company’s long-lived assets are located in Canada.

11.	Basic and diluted earnings per common share

Basic and diluted earnings per common share are calculated based on the weighted average number of shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of certain warrants. Stock-based compensation has been excluded from the calculation of diluted earnings per share since it is anti-dilutive.

12.	Subsequent events

Merger Agreement

On April 30, 2010, the Company entered into an agreement and plan of merger with Jefferson Electric, Inc., a Delaware corporation (“Jefferson”), the sole shareholder of Jefferson, and JEI Acquisition, Inc., a newly incorporated Delaware corporation and wholly owned subsidiary of the Company, pursuant to which, on such date, JEI Acquisition, Inc. merged with and into Jefferson, with Jefferson continuing as the surviving corporation.

Upon consummation of the merger, an aggregate of 2,295 shares of Jefferson’s common shares, with a par value of $1.00 per share, issued and outstanding were cancelled and converted into the right to receive an aggregate of 486,275 common shares of the Company.

The Company also advanced $3.0 million to Jefferson, which was utilized to partially repay the principal amount outstanding under Jefferson’s revolving credit facility with its bank and to partially repay the principal amount outstanding under Jefferson’s term loan facility.

In accordance with the merger agreement, JE Mexican Holdings, Inc. (“JEMH”), a newly incorporated Delaware corporation and wholly owned subsidiary of the Company, entered into a purchase agreement providing for the sale by the former sole shareholder of Jefferson to JEMH of one hundred percent of the membership interests in Jefferson Electric Mexico Holdings LLC (“JE Mexico”), a Wisconsin limited liability company, for nominal consideration. JE Mexico was the holder of a less than 0.1% minority equity interest in Nexus Magneticos de Mexico, S. de R.L. de C.V., the principal manufacturing subsidiary of Jefferson, which is located in Reynosa, Mexico.

Warrant Purchase Agreement

On April 30, 2010, the Company entered into a warrant purchase agreement with the former sole shareholder of Jefferson, pursuant to which, in exchange for $10,000, the Company sold a five-year warrant that is exercisable for up to 1 million common shares of the Company at an initial exercise price of $3.25 per share, subject to customary anti-dilution adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on April 15, 2010 and is available on the SEC’s website at www.sec.gov.

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” for periods prior to the closing of our share exchange on December 2, 2009, refer to Pioneer Transformers Ltd., a private company incorporated under the Canada Business Corporations Act that is now our wholly-owned subsidiary, and its subsidiaries, and references to the “Company,” “Pioneer,” “we,” “our” and “us” for periods subsequent to the closing of the share exchange on December 2, 2009, refer to Pioneer Power Solutions, Inc., a publicly traded company, and its subsidiary, Pioneer Transformers Ltd. and its subsidiaries.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•
We depend on Hydro-Quebec Utility Company for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company, has, in the past, had a significant impact on our results of operations.

•	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

•
Many of our expenditures and much of our revenue are spent or derived in Canada. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues.

•
Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

•	Restrictive loan covenants under our credit facility could limit our future financing options and liquidity position and may limit our ability to grow our business.

•	Our chairman controls a majority of our combined voting power, and may have, or may develop in the future, interests that may diverge from our other stockholders.

•	Future sales of large blocks of our common stock may adversely impact our stock price.

When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Form 10-Q, and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview and Recent Events

We design, develop, manufacture and sell power, distribution and specialty electric transformers for the utility, industrial and commercial markets.  Prior to December 2, 2009, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. On December 2, 2009, we completed a share exchange, pursuant to which we acquired all of the capital stock of Pioneer Transformers Ltd., causing Pioneer Transformers Ltd. to become our wholly owned subsidiary. In connection with this share exchange, we discontinued our former business and succeeded to the business of Pioneer Transformers Ltd. as our sole line of business.

On April 30, 2010 we completed the acquisition of Jefferson Electric, Inc., a Wisconsin-based manufacturer and supplier of dry-type transformers, in a transaction valued at approximately $10 million. As this transaction occurred following the completion of our fiscal quarter ended March 31, 2010, the following discussion and analysis of our financial condition and results of operations and the accompanying consolidated interim financial statements do not reflect the impact of Jefferson Electric, Inc. on our results of operations or financial condition for any periods presented.

Accounting for the Share Exchange

The share exchange completed on December 2, 2009 was accounted for as a recapitalization.  Pioneer Transformers Ltd. was the acquirer for accounting purposes and we were the acquired company.  Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Pioneer Transformers Ltd., retroactively restated for, and giving effect to, the number of shares received in the share exchange, and do not include the historical financial results of our former business.  The accumulated earnings of Pioneer Transformers Ltd. were also carried forward after the share exchange and earnings per share have been retroactively restated to give effect to the recapitalization for all periods presented.  Operations reported for periods prior to the share exchange are those of Pioneer Transformers Ltd.

Foreign Currency Exchange Rates

 In connection with our acquisition of Pioneer Transformers Ltd. and the discontinuation of our former business, we elected to report our financial results in U.S. dollars. Accordingly, all comparative financial information relating to Pioneer Transformers Ltd. contained in this discussion has been recast from Canadian dollars to U.S. dollars. We also elected to report our financial results in accordance with generally accepted accounting principles in the U.S. to improve the comparability of our financial information with our peer companies.

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

Our consolidated financial position and operating results have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2010			2009
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$1.0158	$1.0409	$1.0409	$1.2613	$1.2453	$1.2453

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated interim financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these consolidated interim financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include pension expense, inventory provisions, useful lives and impairment of long-lived assets, determination of fair values of options, warrants and allowance for doubtful accounts. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Standards

See Note 2 to our consolidated interim financial statements included in this report for information on the adoption of new accounting standards.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue.  Total revenue increased 13.3% to $8.3 million for the three months ended March 31, 2010, up from $7.3 million during the three months ended March 31, 2009. Since most of our sales during the three months ended March 31, 2010 were to Canadian customers, we experienced a significant positive impact to revenue after currency translation due to the effect of a weaker U.S. dollar during the current year period (an average of 1.0409 Canadian dollars per U.S. dollar in the three months ended March 31, 2010 as compared to 1.2453 Canadian dollars per U.S. dollar during the three months ended March 31, 2009). On a constant currency exchange rate basis, our revenue decreased by approximately 5.3%. This decrease was primarily due to a lower average selling price per unit as a result of product mix, partially offset by higher unit volume shipped during the period.

Gross Margin.  Our gross margin percentage for the three months ended March 31, 2010 increased to 21.9% of revenues compared to 20.0% during the three months ended March 31, 2009.  This increase was attributable primarily to lower material costs during the three months ended March 31, 2010, particularly for those commodities purchased in U.S. dollars which typically represent approximately half of our costs of goods sold. Our gross margin also benefited from a higher average selling price per unit of transformation capacity sold during the three months ended March 31, 2010, offset by a less favorable product mix during the quarter which included more units manufactured at a smaller average size. We do not believe this shift in product mix was driven by any underlying trend, but rather was driven by the fact that we experienced a particularly favorable product mix and timing of customer orders during the three months ended March 31, 2010.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased by $0.2 million, or 20.4%, to approximately $1.1 million for the three months ended March 31, 2010 as compared to $0.9 million during the three months ended March 31, 2009. This increase was primarily attributable to recurring expenses incurred in connection with becoming a public company in late 2009, which expenses did not exist during the three months ended March 31, 2009. Selling, general and administrative expense as a percentage of revenue increased to 13.4% during the three months ended March 31, 2010, up from 12.6% during the three months ended March 31, 2009.

Foreign Exchange (Gain) Loss.  Most of our operating revenues are denominated in Canadian dollars and a material percentage of our expenses are denominated and disbursed in U.S. dollars. Historically, we have not engaged in currency hedging activities. Accordingly, fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. During the three months ended March 31, 2010, the impact of these fluctuations resulted in a loss of approximately $92,000 to operating profit, compared to a gain of approximately $126,000 during the three months ended March 31, 2009.

Interest and Factoring Fees.  During the three months ended March 31, 2010, interest and factoring fees were approximately $13,000, down 84.3% from approximately $84,000 during the three months ended March 31, 2009. The decrease was due to lower average borrowings during the three months ended March 31, 2010, resulting primarily from the repayment of all our bank indebtedness in December 2009.

Provision for Income Taxes.  Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 29.2% during the three months ended March 31, 2010, as compared to 31.6% during the three months ended March 31, 2009. The decrease in our effective tax rate is primarily a result of the tax benefit generated by the loss before income taxes of our U.S. corporate legal entity during the first quarter of 2010.

Net Earnings.  We generated net earnings of $390,000 during the three months ended March 31, 2010, up 4.9% from $371,000 during the three months ended March 31, 2009. Our net earnings benefitted from higher sales and a higher gross margin percentage during the three months ended March 31, 2010, partially offset by incremental general and administrative expenses given our new status as a public company. Our net earnings grew despite the unfavorable impact of foreign exchange losses, which accounted for a $219,000 pretax difference in our net earnings between the periods. Earnings per basic and diluted share was $0.01 for the three months ended March 31, 2010, compared to $0.02 for three months ended March 31, 2009. There were 6.2 million additional shares outstanding during the three months ended March 31, 2010, an amount which reflects the completion of our share exchange and private placement transactions during the fourth quarter of 2009.

Backlog.  The order backlog at March 31, 2010 was $16.0 million, down 3.1% from $16.5 million at December 31, 2009 and down 27.6% from $22.1 million at March 31, 2009. New orders placed during the three months ended March 31, 2010 totaled $7.2 million, a decrease of 31.0% compared to new orders of $10.4 million that were placed during the same quarter of 2009.

Liquidity and Capital Resources

General.  At March 31, 2010, we had cash and cash equivalents of approximately $3.1 million and no bank debt. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, debt repayment and capital improvements. We believe that working capital, funds available under our credit facilities, and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements, repayment of debt and possible future acquisitions through the next 12 months.

Our operating activities generated cash flow of approximately $1.6 million during the three months ended March 31, 2010, compared to $0.3 million during the three months ended March 31, 2009. The principal elements of cash flow from operations during the first quarter of 2010 included net income of $0.4 million and the net conversion of $1.2 million of our operating working capital into cash.

Cash used in our financing activities was approximately $128,000 during the three months ended March 31, 2010, compared to cash used of $295,000 during the three months ended March 31, 2009. Our primary use of cash for financing activities during the three months ended March 31, 2010 consisted of $83,000 incurred in connection with our obligation to register common stock issued to investors in the private placement that we completed on December 2, 2009, in which we raised gross proceeds of $5.0 million. Our primary uses of cash for financing activities in the prior year period consisted of $130,000 to repay bank indebtedness and $118,000 to make dividend payments to Provident Pioneer Partners, L.P., previously the sole stockholder of Pioneer Transformers Ltd. Repayments of other long-term debt relating to equipment loans remained relatively unchanged between the periods at approximately $46,000.

Cash used in investing activities during the three months ended March 31, 2010 was approximately $45,000, as compared to $57,000 during the three months ended March 31, 2009. Both amounts consisted entirely of additions to property and equipment.

As of March 31, 2010, current assets were more than three times current liabilities. Current assets increased by $0.8 million during the three months ended March 31, 2010 while current liabilities increased by $0.1 million during the same period. As a result, our working capital increased by $0.7 million to $9.6 million during the three months ended March 31, 2010.

Credit Facilities.  In October 2009, we entered into a financing arrangement with a new primary lender that replaced our previous credit facility. The new $9.8 million credit agreement consists of a $7.6 million demand revolving credit facility, a $1.8 million term loan facility and a $0.5 million foreign exchange settlement risk facility. The credit facilities are secured by a first-ranking lien in the amount of $9.8 million on all of our assets, as well as a collateral mortgage of $9.8 million on our land and buildings. As of March 31, 2010, we had no outstanding debt borrowed under our credit facilities.

The credit facilities require us to comply with various financial covenants including maintaining a minimum debt service coverage ratio of 1.25, a minimum current ratio of 1.20 and a maximum total debt to tangible net worth ratio of 2.50. The demand revolving credit facility is subject to margin criteria and borrowings bear interest at the bank's prime rate per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 0.75% per annum on amounts borrowed in U.S. dollars.  Borrowings under the term loan facility bear interest at the bank's prime rate plus 1.0% per annum.

Equipment Loans.  As of March 31, 2010, we had equipment loans with an aggregate principal amount outstanding of approximately $92,000, as compared to approximately $134,000 outstanding as of December 31, 2009. These equipment loans bear interest at rates varying from 5.93% to 9.93% and are repayable in monthly installments.  We anticipate that these equipment loans will be paid off by the end of December 2010.

Loans from Stockholders. Certain limited partners of Provident Pioneer Partners, L.P. previously advanced us an aggregate of $150,000 at an interest rate of 12% per annum with no specific terms of repayment.

Capital Expenditures.  In September 2009, we commenced a plant expansion that will increase our manufacturing facilities by approximately 6,000 square feet. The capital budget for the project is approximately $1.7 million, including machinery and equipment, and is scheduled for completion by November 2010. The cost of the project, which will commence its next phase starting in May 2010, will be funded through cash flow from operations and our $1.7 million term loan facility with our primary lender that was established for this specific purpose.

Item 4T.  Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2010, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 other than the following additional risk factors arising from our recent acquisition of Jefferson.

Jefferson may be unable to service, repay or refinance its debt and remain in compliance with its debt covenants, which could have a material adverse effect on our business.

Jefferson is highly leveraged, and its ability to repay its debt will depend on its financial and operating performance and on our ability to successfully implement our business strategy with respect to Jefferson.  The financial and operational performance of Jefferson will depend on numerous factors, many of which are beyond our control, such as economic conditions and governmental regulation.  We cannot be certain that Jefferson’s earnings will be sufficient to allow it to pay the principal and interest on its debt and meet its other obligations. If Jefferson does not generate enough cash flow to service its debt, it may be unable to refinance all or part of the existing debt or sell assets on terms acceptable to us, if at all. Further, failing to comply with the financial and other restrictive covenants in its loan agreement could result in an event of default, which could result in acceleration of the payments due.  Because Jefferson’s debt is secured by substantially all of Jefferson’s assets, if Jefferson is unable to service, repay or refinance its debt and remain in compliance with its debt covenants, we could lose all of our investment in Jefferson.

We are vulnerable to economic downturns in the residential and commercial construction markets, which may reduce the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.

Portions of our business, in particular those of Jefferson, involve sales in connection with commercial and residential real estate construction.  Our sales to these segments are affected by the levels of discretionary consumer and business spending in these segments. During economic downturns in these segments, the levels of consumer and business discretionary spending may decrease. This decrease in spending will likely reduce the demand for some of our products and may adversely affect our sales, earnings, cash flow or financial condition.

During the past three years, the U.S. homebuilding industry experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. During this same time period, the U.S. real estate industry also experienced a significant decrease in existing home turnover. The commercial and industrial building and maintenance sectors also began to experience a significant decline in 2008. The downturn in each of these segments has contributed to a decline in the demand for some of Jefferson’s products and adversely affected Jefferson’s sales and earnings in prior periods. We cannot predict the duration or severity of the downturn in these segments. Continued downturn in these segments could continue to reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.

Because Jefferson currently derives a significant portion of its revenues from one customer, any decrease in orders from this customer could have an adverse effect on our business, financial condition and operating results.

Jefferson depends on a single customer for a large portion of its business, and any change in the level of orders from that customer could have a significant impact on Jefferson’s results of operations. In particular, this customer represented a substantial portion of Jefferson’s sales, approximately 28.9% and 13.6% of net sales in the fiscal years ended December 31, 2009 and 2008, respectively.  If this customer was to significantly cancel, delay or reduce the amount of business it does with Jefferson, there could be a material adverse effect on Jefferson’s business, financial condition and operating results. Jefferson has no long term supply agreements for the sale of its products to this customer and we therefore cannot assure you that this customer will continue to purchase transformers from Jefferson in quantities consistent with the past or at all.  In addition, if this customer were to become insolvent or otherwise unable to pay or were to delay payment for services, Jefferson’s business, financial condition and operating results could also be materially adversely affected.

Item 6.  Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: May 17, 2010	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Accounting Officer duly authorized to sign on behalf of registrant)

EXHIBIT INDEX

Exhibit No.	Description
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

4.5
Warrant to Purchase Common Stock, dated April 30, 2010, issued to Thomas Klink (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.1**
Agreement dated January 1, 2010, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.2**
Agreement dated January 8, 2010, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________________
*	Filed herewith.
**	Confidential treatment has been granted with respect to certain portions of this exhibit.