Form 10-Q
period 2010-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2010-08-16
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 333-155375

PIONEER POWER SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-3387077
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of the registrant’s common stock outstanding as of August 16, 2010: 29,536,275

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4T.	Controls and Procedures	24
	PART II
Item 1A.	Risk Factors	25
Item 6.	Exhibits	27

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Interim Balance Sheets
(In thousands)

	June 30, 2010 $	December 31, 2009 $
Assets	(unaudited)
Current
Cash and cash equivalents	134	1,560
Accounts receivable	6,284	5,492
Inventories (note 4)	8,495	6,433
Prepaid expenses and deposits	520	103

	15,433	13,588
Property, plant and equipment	5,050	987
Deferred income tax assets	168	20
Intangible assets	4,316	-
Goodwill	5,568	-
	30,534	14,595
Liabilities
Current
Accounts payable and accrued liabilities	8,398	2,567
Current maturities of long-term debt	3,609	134
Income taxes payable	320	1,775
Advances from limited partners of a shareholder	-	150
	12,327	4,626
Long-term debt	2,523	-
Pension deficit	377	362
Deferred income tax liabilities	1,683	-
	16,910	4,988
Shareholders' equity
Capital stock (note 6)
Authorized 75,000,000 common shares at $0.001 par value and
5,000,000 preferred shares at $0.001 par value	30	29
Additional paid-in capital (note 7)	7,738	5,365
Accumulated other comprehensive loss	(811)	(691)
Accumulated retained earnings	6,667	4,904
	13,624	9,607
	30,534	14,595

See accompanying notes

PIONEER POWER SOLUTIONS, INC.
Consolidated Interim Statement of Shareholders' Equity
For the Six Month Period Ended June 30, 2010
(In thousands)

				Accumulated
			Additional	other	Accumulated	Total
	Capital stock		paid-in	comprehensive	retained	shareholders'
	number	amount $	capital $	loss $	earnings $	equity $
Balance - December 31, 2009	29,000,000	29	5,365	(691)	4,904	9,607
Transaction costs	-	-	(108)	-	-	(108)
Stock-based compensation (note 7)	-	-	47	-	-	47
Foreign currency translation adjustment	-	-	-	(59)	-	(59)
Issuance of common stock and warrants	536,275	1	2,434	-		2,435
Pension adjustment, net of taxes	-	-	-	(61)	-	(61)
Net earnings	-	-	-	-	1,763	1,763
Balance – June 30, 2010 (unaudited)	29,536,275	30	7,738	(811)	6,667	13,624

See accompanying notes

PIONEER POWER SOLUTIONS, INC.
Consolidated Interim Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 $	2009 $	2010 $	2009 $
Sales	12,350	11,480	20,601	18,764
Cost of goods sold	9,367	8,724	15,811	14,552
Gross profit	2,983	2,756	4,790	4,211

Expenses
Selling, general and administrative	1,987	883	3,137	1,837
Foreign exchange (gain) loss	(150)	170	(57)	44
	1,837	1,053	3,080	1,881

Operating income	1,146	1,703	1,710	2,331

Interest and bank charges	81	119	94	203
Other expense	350	-	350	-
Gain on bargain purchase	(1,052)	-	(1,052)	-
Earnings before income taxes	1,767	1,584	2,318	2,128
Provision for income taxes	394	512	555	684
Net earnings	1,373	1,072	1,763	1,444

Earnings per common share
Basic (note 13)	0.05	0.05	0.06	0.06
Diluted (note 13)	0.05	0.05	0.06	0.06
Weighted average number of common shares outstanding
Basic	29,370	22,800	29,185	22,800
Diluted	29,736	22,800	29,416	22,800

See accompanying notes

PIONEER POWER SOLUTIONS, INC.
Consolidated Interim Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2010 $	Six Months Ended June 30, 2009 $

Funds Provided (Used By)

Operating Activities
Net earnings	1,763	1,444
Depreciation	232	141
Amortization of intangibles	34	-
Deferred income taxes	(124)	(5)
Accrued pension	(68)	(23)
Stock-based compensation	47	-
Warrant issuance expense	92	-
Common stock issuance in lieu of payment	140	-
Gain on bargain purchase	(1,052)	-
	1,064	1,557
Changes in non-cash operating elements of working capital (note 9)	555	(2,238)
	1,619	(681)
Investing Activities
Additions to property, plant and equipment	(673)	(70)
Acquisition of assets and subsidiaries, net of cash acquired	(399)	-
	(1,072)	(70)

Financing Activities
Increase (decrease) in bank indebtedness	(1,617)	1,020
Repayment of long-term debt	(104)	(85)
Repayment of advances from limited partners of a shareholder	(150)	-
Dividends paid	-	(235)
Transaction costs	(108)	-
Issuance of warrants	12	-
	(1,967)	700

Decrease in Cash and Cash Equivalents	(1,420)	(51)
Effect of Foreign Exchange on Cash and Cash Equivalents	(6)	6
Cash and Cash Equivalents
Beginning of period	1,560	368
End of period	134	323

See accompanying notes

PIONEER POWER SOLUTIONS, INC.
Notes to Consolidated Interim Financial Statements
For the Quarterly Period Ended June 30, 2010
(unaudited)

1.	Basis of presentation

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” for periods prior to the closing of our share exchange on December 2, 2009, refer to Pioneer Transformers Ltd., a private company incorporated under the Canada Business Corporations Act that is now our wholly-owned subsidiary, and its subsidiaries, and references to the “Company,” “Pioneer,” “we,” “our” and “us” for periods subsequent to the closing of the share exchange on December 2, 2009, refer to Pioneer Power Solutions, Inc., a publicly traded company, and its subsidiaries, including Pioneer Transformers Ltd., Jefferson Electric, Inc. and Pioneer Wind Energy Systems, Inc.

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

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2009. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

Management has performed an evaluation of the Company’s activities through the date and time these financial statements were issued and concluded that there are no additional significant events requiring recognition or disclosure.

The consolidated financial statements include the accounts of the Company and its subsidiary companies.  On consolidation, all intercompany transactions and balances have been eliminated.

The financial statements are expressed in U.S. dollars.

2.	Adoption of new accounting standards and recently issued accounting pronouncements

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

Recently issued accounting pronouncements

In April 2010, the FASB issued Update No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. This amendment clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

In April 2010, the FASB issued Update No. 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This ASU provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

3.	Acquisitions

On April 30, 2010 the Company completed the acquisition of Jefferson Electric, Inc., a Wisconsin-based manufacturer and supplier of dry-type transformers (“Jefferson”), in a transaction valued at approximately $10 million.

Upon consummation of the acquisition, an aggregate of 2,295 shares of Jefferson’s issued and outstanding common shares, with a par value of $1.00 per share, were cancelled and converted into an aggregate of 486,275 common shares of the Company.

In connection with the acquisition, the Company entered into a warrant purchase agreement with the former sole shareholder of Jefferson, pursuant to which, in exchange for $10,000, the Company sold a five-year warrant that is exercisable for up to 1 million common shares of the Company at an initial exercise price of $3.25 per share, subject to customary anti-dilution adjustments.

On June 7, 2010, through its wholly-owned subsidiary Pioneer Wind Energy Systems, Inc. (“Pioneer Wind”), the Company acquired most of the inventory and all of the capital assets, intangible assets and intellectual property of AAER Inc. (“AAER”), a technologically advanced manufacturer of wind turbines with generation capacities exceeding one megawatt based in Quebec, Canada, for CDN $450,000 (approximately US $427,000) in cash.

The transactions above were accounted for under the purchase method of accounting. Under the acquisition method of accounting, the total estimated purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the acquisitions, based on their estimated fair values as of the effective date of the acquisition.  Goodwill (or gain on bargain purchase) arising from the acquisitions has been determined as the excess (or deficiency) of the purchase price over the net of the amounts assigned to acquired assets and liabilities assumed.

The preliminary purchase price allocation was based on management’s best estimates of the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary purchase price allocation  may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, the tax attributes of certain liabilities, and revisions of preliminary estimates. When finalized, the impact of these adjustments may result in a change to the preliminary value attributed to goodwill and the gain on bargain purchase.

The preliminary allocation of the purchase price was as follows (in thousands):

Purchase Price	Jefferson	AAER	Total

Consideration:
Cash and equivalents	$-	$427	$427
Common stock (486,275 shares)	1,450	-	1,450
Warrant issued	821	-	821
Proceeds from warrant issuance	(10)	-	(10)
	2,261	427	2,688

Cash and equivalents acquired	(28)	-	(28)

Debt assumed:
Bank indebtedness	7,698	-	7,698
Capitalized lease obligations	39	-	39
	7,737	-	7,737

Total	$9,970	$427	$10,397

Preliminary Purchase Price Allocation

Cash and cash equivalents	$28	$-	$28
Accounts receivable	1,293	-	1,293
Inventories	2,103	530	2,633
Prepaid expenses	145	107	252
Property and equipment	2,443	1,203	3,646
Accounts payable and accrued liabilities	(4,638)	-	(4,638)
Deferred tax liabilities	(1,322)	(361)	(1,683)
Net tangible (liabilities) assets acquired	52	1,479	1,531
Intangible assets acquired	4,350	-	4,350
Goodwill (gain on bargain purchase)	5,568	(1,052)	4,516
Total	$9,970	$427	$10,397

Identifiable intangible assets having finite lives arising from the Jefferson acquisition are valued at $1.9 million, consisting primarily of Jefferson’s customer relationships and a non-compete agreement. These intangible assets will be amortized on a straight-line basis with a weighted average remaining useful life of 10.8 years.  None of these definite-lived intangible assets acquired are deductible for tax purposes. Indefinite-lived intangible assets acquired consist of Jefferson’s trademarks and certain technology-related industry accreditations, neither of which are deductible for tax purposes. The excess of the Jefferson purchase price over the aggregate fair values, which was approximately $5.6 million, was recorded as goodwill.  Goodwill has an indefinite life, is not subject to amortization and is not deductible for tax purposes. Goodwill arising from the Jefferson acquisition will be tested for impairment at least annually (more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. In the case of the acquisition of assets from AAER in a distressed sale, the aggregate fair value of net assets acquired exceeded the purchase price by approximately $1.0 million, resulting in an accounting gain on bargain purchase for this amount.

Impact of Acquisition to Consolidated Interim Statements of Earnings

The operating results of Jefferson since the date of the acquisition (April 30, 2010) were included in the Company’s unaudited consolidated interim statements of earnings as follows (in thousands, except per share data):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2010			June 30, 2009
	Pioneer	Jefferson		Pioneer	Jefferson
	Power	Electric,	As	Power	Electric,	As
	Solutions, Inc.	Inc.	Reported	Solutions, Inc.	Inc.	Reported

Sales	$8,535	$3,815	$12,350	$11,480	$0	$11,480
Cost of goods sold	6,461	2,906	9,367	8,724	0	8,724
Gross Profit	2,074	909	2,983	2,756	0	2,756

Expenses
Selling, general and administrative	1,356	631	1,987	883	0	883
Foreign exchange (gain) loss	(150)	0	(150)	170	0	170
	1,206	631	1,837	1,053	0	1,053

Operating income	868	278	1,146	1,703	0	1,703

Interest and bank charges	9	72	81	119	0	119
Other (income) expenses	(688)	(14)	(702)	0	0	0

Earnings before income taxes	1,547	220	1,767	1,584	0	1,584

Provision for income taxes	303	91	394	512	0	512

Net earnings	$1,244	$129	$1,373	$1,072	$0	$1,072

Foreign currency translation adjustments	(391)	0	(391)	104	0	104
Pension adjustment, net of taxes	(64)	0	(64)	76	0	76

Comprehensive income	$789	$129	$918	$1,252	$0	$1,252

Earnings per common share
Basic	-	-	$0.05	-	-	$0.05
Diluted	-	-	$0.05	-	-	$0.05

Weighted average number of common
shares outstanding
Basic	-	-	29,370	-	-	22,800
Diluted	-	-	29,736	-	-	22,800

	For the Six Months Ended			For the Six Months Ended
	June 30, 2010			June 30, 2009
	Pioneer	Jefferson		Pioneer	Jefferson
	Power	Electric,	As	Power	Electric,	As
	Solutions, Inc.	Inc.	Reported	Solutions, Inc.	Inc.	Reported

Sales	$16,786	$3,815	$20,601	$18,764	$0	$18,764
Cost of goods sold	12,905	2,906	15,811	14,552	0	14,552
Gross Profit	3,881	909	4,790	4,212	0	4,212

Expenses
Selling, general and administrative	2,506	631	3,137	1,837	0	1,837
Foreign exchange (gain) loss	(57)	0	(57)	44	0	44
	2,449	631	3,080	1,881	0	1,881

Operating income	1,432	278	1,710	2,331	0	2,331

Interest and bank charges	22	72	94	203	0	203
Other (income) expenses	(688)	(14)	(702)	0	0	0

Earnings before income taxes	2,098	220	2,318	2,128	0	2,128

Provision for income taxes	464	91	555	684	0	684

Net earnings	$1,634	$129	$1,763	$1,444	$0	$1,444

Foreign currency translation adjustments	(59)	0	(59)	146	0	146
Pension adjustment, net of taxes	(61)	0	(61)	(50)	0	(50)

Comprehensive income	1,514	129	1,643	1,540	0	1,540

Earnings per common share
Basic	-	-	$0.06	-	-	$0.06
Diluted	-	-	$0.06	-	-	$0.06

Weighted average number of common
shares outstanding
Basic	-	-	29,185	-	-	22,800
Diluted	-	-	29,416	-	-	22,800

Pro Forma Financial Information

The following unaudited combined pro forma statements of income for the six month periods ended June 30, 2010 and 2009 have been prepared as if the Jefferson acquisition had occurred as of the beginning of each period presented. The unaudited combined pro forma statements of income are based on accounting for the acquisition under the purchase method of accounting. The unaudited pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future (in thousands, except per share data):

	Unaudited Pro Forma Combined
	for the Six Months Ended June 30,
	2010	2009

Sales	$26,117	$28,599
Net earnings	$1,281	$1,070
Earnings per common share
Basic	$0.04	$0.05
Diluted	$0.04	$0.05
Weighted average number of common
shares outstanding
Basic	29,506	23,286
Diluted	29,737	23,286

4.	Inventories

The components of the Company’s inventories are summarized below (in thousands of dollars):

	June 30, 2010	December 31, 2009
Raw materials	3,648	2,344
Work-in-process	3,517	2,401
Finished goods	1,330	1,688
	8,495	6,433

Included in raw materials at June 30, 2010 and December 31, 2009 are goods in transit of approximately $84,000 and $242,000, respectively.

The provision taken on inventories to reflect their market value amounted to approximately $600,000 and $89,000 at June 30, 2010 and December 31, 2009, respectively, and is related to finished goods and raw materials.  There were no reversals of provisions from the previous year.

5.	Credit facilities

The Company’s Pioneer Transformers subsidiary has a $10.0 million Canadian dollar-denominated credit facility, which is subject to review annually by a Canadian bank, consisting of an operating demand line of credit, a demand term loan and a foreign exchange facility which are limited to Canadian dollars of $7.7 million, $1.8 million and $0.5 million, respectively. Borrowings under the operating demand line of credit bear interest at the bank's prime rate per annum on Canadian dollar borrowings or the US base rate plus 0.75% per annum on US dollar borrowings. Borrowings under demand term loan bears interest at the bank's prime rate plus 1% per annum. As of June 30, 2010, the Company had the equivalent of approximately US$650,000 outstanding under the operating demand line of credit.

As security for the credit facility, the bank has a first ranking deed on all present and future movable and immovable property of Pioneer Transformers Ltd. in the amount of $10.0 million Canadian dollars. The bank also has a first ranking lien on the land and building of the subsidiary in the amount of $10.0 million Canadian dollars. The land and building of the subsidiary had a net carrying value of approximately $740,000 at June 30, 2010.

The terms of the credit facility require the Company’s subsidiary to comply with certain financial covenants. Under the terms of the agreement, the Company’s subsidiary is required, among other conditions, to maintain a minimum working capital ratio, a minimum debt service coverage ratio and a maximum total debt to tangible net worth ratio.  At June 30, 2010, the Company’s subsidiary was in compliance with these requirements.

The Company’s Jefferson subsidiary has a bank loan agreement with a U.S. bank, as amended, that includes a revolving credit facility with a borrowing base of $5.0 million and a term credit facility.  Monthly payments of accrued interest must be made under the revolving credit facility and monthly payments of principal and accrued interest must be made under the term credit facility, with a final payment of all outstanding amounts under both facilities due on October 31, 2011. The interest rate under the revolving credit facility is equal to the greater of the rate of interest announced from time to time by the bank as its reference rate for interest rate determinations, or 6.50% annually.  The interest rate under the term credit facility is 7.27% annually. As of June 30, 2010, the Company had approximately $2.3 million outstanding under the revolving credit facility and approximately $3.2 million outstanding under the term credit facility.

Borrowings under the bank loan agreement, as amended, are collateralized by substantially all assets of the Company’s Jefferson subsidiary and are guaranteed by Jefferson’s Mexican subsidiary. In addition, an officer of Jefferson is a guarantor under the bank loan agreement and has provided additional collateral to the bank in the form of Company common shares and a warrant to purchase Company common shares held by him. Neither Pioneer nor any of its affiliates, other than the Jefferson subsidiary and the aforementioned officer, are responsible for, or guarantors of, or have otherwise assumed, any debts, liabilities or obligations under the bank loan agreement, as amended.

The bank loan agreement, as amended, contains certain financial covenants, including a requirement that Jefferson exceed minimum quarterly targets for tangible net worth and maintain a minimum debt service coverage ratio, each as defined and set forth in the bank loan agreement, as amended. At June 30, 2010, Jefferson was in compliance with these requirements. The bank loan agreement, as amended, also restricts Jefferson’s ability to pay dividends or make distributions, advances or other transfers of assets.

6.	Capital stock

	June 30, 2010 $	December 31, 2009 $

Preferred shares, $0.001 par value; 5,000,000 shares authorized; none issued	-	-
Common shares, $0.001 par value; 75,000,000 shares authorized; 29,536,275, (2009 - 29,000,0000) shares issued	30	29

On April 30, 2010, the Company issued 486,275 common shares as part of the completion of the acquisition of Jefferson Electric, Inc, as described in note 3.

During the quarter ended June 30, 2010, the Company issued 50,000 common shares in lieu of cash payment for investor relations services. The issuance of the shares and related expense was accounted for at the fair value of the shares on the issue date, which amounted to $140,000.

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

7.	Additional paid-in capital

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

On March 23, 2010, the Company granted 150,000 incentive stock options to an employee to purchase common shares. The stock options are exercisable for common shares at an exercise price of $3.25 per share, expire on March 23, 2015 and vest over three years with one third vesting on the first anniversary of the date of grant and one third vesting on each of the second and third anniversaries of the date of grant.

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

Expense for stock-based compensation recorded during the three and six month periods ended June 30, 2010 amounted to approximately $43,000 and $47,000, respectively. There was no stock-based compensation expense recorded during any period of 2009. At June 30, 2010, the Company had total stock-based compensation expense remaining to be recognized of approximately $443,000.

On August 12, 2010, the Company granted 150,000 incentive stock options to an employee to purchase common shares. The stock options are exercisable for common shares at an exercise price of $3.04 per share, expire on August 12, 2020 and vest over three years with one third vesting on the first anniversary of the date of grant and one third vesting on each of the second and third anniversaries of the date of grant.

Warrants

On December 2, 2009, the Company granted two five-year warrants, each exercisable to purchase up to 1,000,000 shares of common stock at $3.25 and $2.00 per share respectively. The warrant exercisable at $3.25 per share was issued in conjunction with the share exchange and the warrant exercisable at $2.00 per share was issued in payment of consulting services received. On the same day, the Company granted a five-year warrant exercisable to purchase up to 150,000 shares of common stock at $2.00 per share in payment of consulting fees to be rendered. The warrants were accounted for at their fair value amounting to $167,500, $275,600 and $41,340 respectively, as determined by the Black-Scholes valuation model, based on the following assumptions:

Expected volatility	51.35%
Expected life	5 years
Risk-free interest rate	2.15%
Dividend yield	Nil

The fair market value of the Company's stock price on December 2, 2009 was determined based on the $1.00 price per share paid by investors on an arms length basis, in the 5,000,000 share private placement which also occurred on December 2, 2009.

On April 19, 2010, the Company agreed to issue a four-year warrant to its investor relations firm and its designees to purchase up to an aggregate of 50,000 shares of common stock at an exercise price of $3.25 per share. These warrants have been issued and were accounted for at their fair value amounting to approximately $50,200. The Company expensed the entire fair value of these warrants during the three month period ended June 30, 2010.

On April 30, 2010, the Company granted a five-year warrant, subject to an 18-month lockup agreement, to purchase up to 1,000,000 shares of common stock at $3.25 per share to the former sole shareholder of Jefferson. The warrant was accounted for at its fair value amounting to $821,000, which for accounting purposes, was included in the Jefferson purchase price allocation (see note 3).

The warrants granted during April 2010 were accounted for at their fair value as determined by the Black-Scholes valuation model, based on the following assumptions:

Expected volatility	50.59 - 51.13%
Expected life	3.25 years – 4.0 years
Risk-free interest rate	1.40% - 1.60%
Dividend yield	Nil

The expected life of the Company’s warrants represents the period of time the warrants are expected to be outstanding. Furthermore, the Company cannot provide historical stock price data for a period equal to the expected life of the warrants; therefore, the expected volatility assumptions were calculated by averaging the historical volatility of a peer group of publicly-traded companies that operate in the same industry as the Company. The risk free interest rates reflect the yield to maturity of on-the-run U.S. Treasury bonds with maturities consistent with the expected terms of the warrants granted. Using different weighted-average assumptions could significantly impact the estimated grant date fair value of the warrants.

No warrants were exercised during the six month period ended June 30, 2010.

8.	Comprehensive income

The components of the Company’s comprehensive income was as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Earnings	1,373	1,072	1,763	1,444
Foreign currency translation adjustments	(391)	104	(59)	146
Pension adjustment net of taxes	(64)	76	(61)	(50)
Comprehensive Income	918	1,252	1,643	1,540

9.	Statement of cash flows information

The components of the Company’s changes in non-cash operating elements of working capital consisted of the following (in thousands of dollars):

	Six Months Ended June 30,
	2010	2009
Accounts receivable	461	(1,513)
Inventories	494	(1,237)
Prepaid expenses	(208)	(335)
Accounts payable and accrued liabilities	1,283	1,308
Income taxes payable	(1,475)	(461)
Changes in non-cash operating elements of working capital	555	(2,238)

Supplemental disclosure of cash flows information:
Interest paid	86	108
Income taxes paid	2,041	1,312

10.	Pension plan

The Company’s Pioneer Transformers subsidiary sponsors a defined benefit pension plan in which a majority of its employees are members.  The Company contributes 100% to the plan.  The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

Cost of benefits

The components of expense the Company incurred under the pension plan for the periods indicated are as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current service cost, net of employee contributions	10	8	20	16
Interest cost on accrued benefit obligation	36	33	71	65
Expected return on plan assets	(35)	(25)	(69)	(50)
Amortization of transitional obligation	3	3	7	6
Amortization of past service costs	1	1	3	2
Amortization of net actuarial gain	8	6	13	10
Total cost of pension benefit	23	26	45	49

Contributions

The Company’s policy is to fund the pension plan at or above the minimum required by law.  The Company made $115,000 and $72,000 of contributions to its defined benefit pension plan during the six month period ended June 30, 2010 and 2009 respectively.  Changes in the discount rate and actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

11.	Related party transactions

The following table summarizes the Company's related party transactions for the periods indicated, which is the amount of the consideration established and agreed to by the related parties (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Companies under common significant influence
Consulting and administration fee expenses	-	125	66	201

During the six month periods ended June 30, 2010 and 2009, the Company paid approximately $66,000 and $125,000 respectively, to a company controlled by a limited partner of a shareholder of the Company, as reimbursement for rent, office services, and travel and entertainment expenses. During these same respective periods, the Company paid approximately $Nil and $76,000 to two companies controlled by a limited partner of a shareholder, as consideration for this limited partner providing executive services, along with serving as the president and head of sales of one of the Company’s subsidiaries.

During the three month periods ended June 30, 2010 and 2009, the Company paid approximately $Nil and $125,000 respectively, to two companies controlled by a limited partner of a shareholder, as consideration for this limited partner providing executive services, along with serving as president and head of sales of one of the Company’s subsidiaries.

In 1997, two limited partners of a shareholder advanced $100,000 and $50,000, respectively, to a subsidiary of the Company. These advances were fully repaid during the three month period ended June 30, 2010.

12.	Geographical information

The Company has one operating segment, the sale of electrical equipment.  Revenues are attributable to countries based on the location of the Company's customers as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Canada	7,927	10,704	15,719	17,440
United States	4,237	294	4,474	841
Others	186	482	408	483
Total	12,350	11,480	20,601	18,764

The distribution of the Company’s property, plant and equipment by geographical location is approximately as follows (in thousands of dollars):

	As at June 30, 2010	As at December 31, 2009
Canada	2,591	974
United States	124	13
Mexico	2,335	-
Total	5,050	987

13.	Basic and diluted earnings per common share

Basic and diluted earnings per common share are calculated based on the weighted average number of shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of certain stock options or warrants as applicable. Certain of the Company’s warrants and employee and director stock options have been excluded from the calculation of diluted earnings per share since they are anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands of dollars, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Numerator:
Net earnings for basic and diluted earnings per common share	1,373	1,072	1,763	1,444

Denominator:
Weighted average basic shares outstanding	29,370	22,800	29,185	22,800

Effect of dilutive securities:
Employee and director stock option awards	0	0	0	0
Warrants	366	0	231	0
	366	0	231	0
Denominator for diluted earnings per common share	29,736	22,800	29,416	22,800

Earnings per share basic and diluted:
Basic earnings per common share	0.05	0.05	0.06	0.06
Diluted earnings per common share	0.05	0.05	0.06	0.06

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

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” for periods prior to the closing of our share exchange on December 2, 2009, refer to Pioneer Transformers Ltd., a private company incorporated under the Canada Business Corporations Act that is now our wholly-owned subsidiary, and its subsidiaries, and references to the “Company,” “Pioneer,” “we,” “our” and “us” for periods subsequent to the closing of the share exchange on December 2, 2009, refer to Pioneer Power Solutions, Inc., a publicly traded company, and its subsidiaries, including Pioneer Transformers Ltd., Jefferson Electric, Inc. and Pioneer Wind Energy Systems, Inc.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	We depend on two key customers for a large portion of our business, and any change in the level of orders from these customers has, in the past, had a significant impact on our results of operations.

•	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

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

•	Restrictive loan covenants under our credit facilities could limit our future financing options and liquidity position and may limit our ability to grow our business.

•	Our chairman controls a majority of our combined voting power, and may have, or may develop in the future, interests that may diverge from our other stockholders.

•	Future sales of blocks of our common stock may adversely impact our stock price.

When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Form 10-Q, and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview and Recent Events

We design, develop, manufacture and sell power, distribution and specialty electric transformers for the utility, industrial and commercial markets.  Prior to December 2, 2009, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. On December 2, 2009, we completed a share exchange, pursuant to which we acquired all of the capital stock of Pioneer Transformers Ltd. (“Pioneer Transformers”), causing Pioneer Transformers to become our wholly owned subsidiary. In connection with this share exchange, we discontinued our former business and succeeded to the business of Pioneer Transformers as our sole line of business.

On April 30, 2010, we completed the acquisition of Jefferson Electric, Inc. (“Jefferson”), a Wisconsin-based manufacturer and supplier of dry-type transformers, in a transaction valued at approximately $10 million. In addition, on June 7, 2010, Pioneer Wind Energy Systems, Inc. (“Pioneer Wind”), our wholly-owned subsidiary, acquired most of the inventory and all of the capital assets, intangible assets and intellectual property of AAER, Inc. (“AAER”), a technologically advanced manufacturer of wind turbines with generation capacities exceeding one megawatt based in Quebec, Canada, for CDN $450,000 (approximately US $427,000) in cash.

Accounting for the Share Exchange

The share exchange completed on December 2, 2009 was accounted for as a recapitalization.  Pioneer Transformers was the acquirer for accounting purposes and we were the acquired company.  Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Pioneer Transformers, retroactively restated for, and giving effect to, the number of shares received in the share exchange, and do not include the historical financial results of our former business.  The accumulated earnings of Pioneer Transformers were also carried forward after the share exchange and earnings per share have been retroactively restated to give effect to the recapitalization for all periods presented.  Operations reported for periods prior to the share exchange are those of Pioneer Transformers.

Foreign Currency Exchange Rates

 In connection with our acquisition of Pioneer Transformers and the discontinuation of our former business, we elected to report our financial results in U.S. dollars. Accordingly, all comparative financial information relating to Pioneer Transformers contained in this discussion has been recast from Canadian dollars to U.S. dollars. We also elected to report our financial results in accordance with generally accepted accounting principles in the U.S. to improve the comparability of our financial information with our peer companies.

Although we have elected to report our results in accordance with generally accepted accounting principles in the U.S. and in U.S. dollars, our largest operating subsidiary, Pioneer Transformers, is a Canadian entity and its functional currency is the Canadian dollar. As such, the financial position, results of operations, cash flows and equity of Pioneer Transformers are initially consolidated in Canadian dollars. Our assets and liabilities from this subsidiary are then translated from Canadian dollars to U.S. dollars by applying the foreign currency exchange rate in effect at the balance sheet date, while the results of our operations and cash flows are translated to U.S. dollars by applying the average foreign currency exchange rate in effect during the reporting period. The resulting translation adjustments are included in other comprehensive income or loss.

The consolidated financial position and operating results of our Pioneer Transformers subsidiary have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2010			2009
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$1.0158	$1.0409	$1.0409	$1.2613	$1.2453	$1.2453
June 30	$1.0646	$1.0276	$1.0343	$1.1630	$1.1672	$1.2062

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

Results of Operations

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Revenue. Total revenue increased 7.6% to $12.4 million for the three months ended June 30, 2010, up from $11.5 million during the three months ended June 30, 2009. The acquisition of Jefferson on April 30, 2010 contributed approximately $3.8 million to our revenue during the second quarter of 2010, versus no contribution during the prior year. Revenue from our Canada-based, liquid-filled transformer business, Pioneer Transformers, decreased by approximately $2.9 million, or 25.7%, during the three months ended June 30, 2010, as compared to the same period in 2009. This decline was attributable to lower unit volume stemming from delays on expected orders and the generally weak economic environment during the second quarter of 2010, as compared to the second quarter of 2009. Our newly established wind turbine manufacturing subsidiary, Pioneer Wind, which acquired certain assets from AAER on June 7, 2010, did not contribute any revenue during the three month periods ended June 30, 2010 and 2009.

For the six months ended June 30, 2010, consolidated revenues increased 9.8% to $20.6 million, up from $18.8 million during the six months ended June 30, 2009. As discussed above, the acquisition of Jefferson on April 30, 2010 contributed approximately $3.8 million to our revenue during the second quarter, versus no contribution during the comparable period of 2009 which was prior to the acquisition. Revenue from Pioneer Transformers decreased by approximately $2.0 million, or 10.5%, during the six months ended June 30, 2010, as compared to the same period in 2009. Pioneer Wind made no contribution to our total revenue during either six month period.

Gross Margin.  Our gross margin percentage for the three months ended June 30, 2010 increased to 24.2% of revenues, up from 24.0% during the three months ended June 30, 2009. This increase was attributable primarily to lower material costs during the three months ended June 30, 2010, offset by a slightly lower gross margin percentage contributed by our new Jefferson subsidiary, as compared to Pioneer Transformers, during the period.

For the six months ended June 30, 2010, our gross margin percentage increased to 23.2% of revenues, compared to 22.4% during the six months ended June 30, 2009. As discussed above, lower material costs was the primary reason for our gross margin percentage improvement.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased by approximately $1.1 million, or 125.1%, to $2.0 million for the three months ended June 30, 2010 as compared to $0.9 million during the three months ended June 30, 2009. This increase was primarily attributable to approximately $0.6 million of additional expense associated with the operations of our Jefferson subsidiary, which expense was recorded during the two month period ended June 30, 2010 but not included in our consolidated 2009 results which was prior to the acquisition. Our selling, general and administrative expense also increased by another $0.6 million (approximately $0.2 million of which was non-cash expense related to the issuance of employee stock options, restricted common stock and warrants) during the three months ended June 30, 2010, as compared to the same period during the prior year. This increase was due to corporate expenses now being incurred in connection with becoming a public company in late 2009, as well as operating expenses related to our Pioneer Wind subsidiary, both of which are categories of expense that did not exist during the three months ended June 30, 2009. These increases described above were partially offset by lower operating expenses during the period at our Pioneer Transformers subsidiary. Selling, general and administrative expense as a percentage of revenue increased to 16.1% during the three months ended June 30, 2010, up from 7.7% during the three months ended June 30, 2009.

For the six months ended June 30, 2010, selling, general and administrative expense increased by approximately $1.3 million, or 70.7%, to approximately $3.1 million, as compared to $1.8 million during the six months ended June 30, 2009. Approximately $0.7 million of the increase was due to higher corporate expenses during the current year period, including $0.3 million for non-cash costs associated with the issuance of employee and director stock options in March 2010, and the issuance of restricted stock and warrants to our investor relations firm in April 2010. The remaining $0.6 million increase in our selling, general and administrative expense during the six months ended June 30, 2010, as compared to the same period in 2009, is primarily attributable to the inclusion of Jefferson in our consolidated results during the current interim period, offset by lower operating expenses at our Pioneer Transformers subsidiary.

Foreign Exchange (Gain) Loss.  Most of our consolidated operating revenues are denominated in Canadian dollars, principally via our Pioneer Transformers operating subsidiary, and a material percentage of our expenses are denominated and disbursed in U.S. dollars. Historically, we have not engaged in currency hedging activities. Accordingly, fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. During the three months ended June 30, 2010, the impact of these fluctuations resulted in a gain of approximately $150,000 to operating profit, compared to a loss of approximately $170,000 during the three months ended June 30, 2009. For the six month period ended June 30, 2010, we recorded a gain of $57,000 due to currency fluctuations, compared to a loss of approximately $44,000 during the six months ended June 30, 2009.

Interest and Bank Charges.  During the three months ended June 30, 2010, interest and bank charges were approximately $81,000, down from approximately $119,000 during the three months ended June 30, 2009. For the six month period ended June 30, 2010, interest and bank charges were approximately $94,000, down from approximately $203,000 during the six months ended June 30, 2009. These decreases in interest expense were due to lower average borrowings during 2010 when compared to the same quarterly periods of 2009, resulting primarily from the repayment of approximately $4.4 million of our bank indebtedness in December 2009.

Other Expense (Income).  For the three month and six month periods ended June 30, 2010, our other expense of $350,000 consisted primarily of approximately $320,000 related to professional fees and related costs attributable to the closing of two acquisitions during the second quarter of 2010. In addition, we incurred certain non-recurring expenses upon taking control of the wind energy assets we acquired from AAER, which amount was partially offset by non-operating income attributable to our new Jefferson subsidiary.

Gain on Bargain Purchase.  On June 7, 2010, we acquired most of the inventory and all of the capital assets, intangible assets and intellectual property of AAER for approximately $427,000 in cash. In conjunction with the transaction, the fair value of the inventory and capital assets acquired, net of deferred tax liabilities, was determined to be approximately $1.5 million. Accordingly, during the three months ended June 30, 2010, we recognized a gain on bargain purchase of approximately $1.1 million, representing the excess of the fair value of net assets acquired over the consideration paid.

Provision for Income Taxes.  During the three month period ended June 30, 2010, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 22.3%, as compared to 32.3% during the three month period ended June 30, 2009. The decrease in our effective tax rate is primarily a result of the gain on bargain purchase described above, partially offset by non-tax deductible expenses related to the issuance of stock options, restricted common stock and warrants of approximately $233,000. During the three month period ended June 30, 2009, bargain purchase gains and non-cash, equity-related issuance expenses had no impact on our effective tax rate for accounting purposes.

During the six month period ended June 30, 2010, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 24.0%, as compared to 32.1% during the six month period ended June 30, 2009. The decrease in our effective tax rate is primarily a result of the $1. 1 million bargain purchase gain recognized in the second quarter of 2010, partially offset by non-deductible expenses related to the issuance of stock options, restricted common stock and warrants of approximately $258,000. During the six month period ended June 30, 2009, bargain purchase gains and non-cash, equity-related issuance expenses had no impact on our effective tax rate for accounting purposes.

Net Earnings.  We generated net earnings of $1.4 million during the three months ended June 30, 2010, up 28.0% from approximately $1.1 million during the three months ended June 30, 2009. Our net earnings benefited from higher sales and a higher gross profit during the three months ended June 30, 2010, primarily due to the acquisition of Jefferson. We also experienced significantly higher selling, general and administrative expenses during the three month period ended June 30, 2010, as compared to the comparable period of 2009, due to incremental general and administrative expenses associated with Jefferson and with our becoming a public company in December 2009. The largest factor affecting our net earnings during the three month period ended June 30, 2010 was the $1.1 million gain we recognized in conjunction with the purchase of certain assets from AAER. Earnings per basic and diluted share was $0.05 for the three months ended June 30, 2010, as compared to $0.05 for three months ended June 30, 2009. There were 6.9 million additional weighted average diluted shares outstanding during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, an amount which primarily reflects the completion of our share exchange and private placement transactions during the fourth quarter of 2009.

 For the six month period ended June 30, 2010, net earnings were approximately $1.8 million, up 22.1% from approximately $1.4 million during the six months ended June 30, 2009. As discussed above, the largest factor affecting our net earnings during the six month period ended June 30, 2010 was the $1.1 million gain we recognized in conjunction with the purchase of certain assets from AAER. This gain was offset by weaker earnings from our Pioneer Transformers subsidiary during the six month period ended June 30, 2010, combined with higher general and administrative expenses associated with our becoming a public company in December 2009. Earnings per basic and diluted share was $0.06 for the six months ended June 30, 2010, as compared to $0.06 for three months ended June 30, 2009. There were 6.6 million additional weighted average diluted shares outstanding during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, an amount which primarily reflects the completion of our share exchange and private placement transactions during the fourth quarter of 2009.

Backlog.  Our order backlog at June 30, 2010 was $14.7 million, down 10.8% from $16.5 million at December 31, 2009 and down 32.2% from $21.7 million at June 30, 2009. The decrease in our backlog is primarily attributable to a more challenging economic environment during the first six months of 2010. New orders placed during the six months ended June 30, 2010 totaled $17.5 million, a decrease of 11.9% compared to new orders of $19.9 million that were placed during the six month period ended June 30, 2009.

Liquidity and Capital Resources

General.  At June 30, 2010, we had cash and cash equivalents of approximately $0.1 million and total debt, including capital lease obligations, of $6.1 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, debt repayment and capital improvements. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next 12 months.

Our operating activities generated cash flow of approximately $1.6 million during the six months ended June 30, 2010, compared to cash used of $0.7 million during the six months ended June 30, 2009. The principal elements of cash flow from operations during the first six months of 2010 included net earnings of $1.8 million, offset by $0.2 million of net cash used and non-cash income related to changes in operating working capital and the bargain purchase gain associated with the AAER transaction.

Cash used in investing activities during the six months ended June 30, 2010 was approximately $1.1 million, as compared to $70,000 during the six months ended June 30, 2009. During the six months ended June 30, 2010 we used approximately $0.7 million for the previously disclosed expansion of our manufacturing facility located in Quebec, Canada, and another $0.4 million for acquisitions, net of cash acquired. During the six months ended June 30, 2009, our cash used in investing activities consisted entirely of additions to property and equipment.

Cash used by our financing activities was approximately $2.0 million during the six months ended June 30, 2010, compared to cash provided of $0.7 million during the six months ended June 30, 2009. Our primary use of cash for financing activities during the six months ended June 30, 2010 was for debt repayment, including $3.0 million of debt we repaid under Jefferson’s bank loan agreement, as well as an additional $0.3 million in other long-term debt that was repaid, and $0.1 million for transaction costs. During the six months ended June 30, 2010, we also increased our borrowings under our revolving credit agreements by the amount of $1.4 million in the aggregate. During the six months ended June 30, 2009, our primary source of cash from financing activities consisted of $1.0 million from net new borrowings under our revolving credit facility, offset by cash used during the period of approximately $0.1 million to repay long-term indebtedness and $0.3 million to make dividend payments to Provident Pioneer Partners, L.P., previously the sole stockholder of Pioneer Transformers.

As of June 30, 2010, current assets were 1.3 times current liabilities. Current assets increased by $2.0 million and current liabilities increased by $7.7 million during the six months ended June 30, 2010. These increases were primarily attributable to the acquisition of Jefferson during the most recent quarterly reporting period, particularly the inclusion of $6.8 million of its current maturities of debt and accounts payable and accrued liabilities. As a result, our net working capital balance decreased by $5.9 million to $3.1 million during the six months ended June 30, 2010, versus a $9.0 million of net working capital as of December 31, 2009.

Credit Facilities.  In October 2009, our Pioneer Transformers subsidiary entered into a financing arrangement with a Canadian bank that replaced its previous credit facility. Expressed in U.S. dollars, the new $9.7 million credit agreement consists of a $7.5 million demand revolving credit facility, a $1.7 million term loan facility and a $0.5 million foreign exchange settlement risk facility. The credit facilities are secured by a first-ranking lien in the amount of $9.7 million on all of our assets, as well as a collateral mortgage of $9.7 million on our land and buildings.

The credit facilities require Pioneer Transformers to comply with various financial covenants, including maintaining a minimum debt service coverage ratio of 1.25, a minimum current ratio of 1.20 and a maximum total debt to tangible net worth ratio of 2.50. The demand revolving credit facility is subject to margin criteria and borrowings bear interest at the bank's prime rate per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 0.75% per annum on amounts borrowed in U.S. dollars.  Borrowings under the term loan facility bear interest at the bank's prime rate plus 1.0% per annum. As of June 30, 2010, we had approximately $0.7 million of borrowings outstanding under the demand revolving credit facility.

Our Jefferson subsidiary has a bank loan agreement with a U.S. bank that includes a revolving credit facility with a borrowing base of $5.0 million and a term credit facility. Monthly payments of accrued interest must be made under the revolving credit facility and monthly payments of principal and accrued interest must be made under the term credit facility, with a final payment of all outstanding amounts due on October 31, 2011. Borrowings under the bank loan agreement are collateralized by substantially all the assets of Jefferson and are guaranteed by its Mexican subsidiary. In addition, an officer of Jefferson is a guarantor under the bank loan agreement and has provided additional collateral to the bank in the form our common stock and a warrant to purchase our shares of common stock held by him.

The bank loan agreement requires Jefferson to comply with certain financial covenants, including a requirement to exceed minimum quarterly targets for tangible net worth and maintain a minimum debt service coverage ratio. The bank loan agreement also restricts Jefferson’s ability to pay dividends or make distributions, advances or other transfers of assets. The interest rate under the revolving credit facility is equal to the greater of the bank’s reference rate (currently 3.25% annually) or 6.5% annually. The interest rate under the term credit facility is 7.27% annually. As of June 30, 2010, our Jefferson subsidiary had approximately $2.3 million outstanding under the revolving credit facility and approximately $3.2 million outstanding under the term credit facility.

Equipment Loans and Capital Lease Obligations.  As of June 30, 2010, we had equipment loans and capital lease obligations with an aggregate principal amount outstanding of approximately $70,000, as compared to approximately $134,000 outstanding as of December 31, 2009. These equipment loans and capital lease obligations bear interest at rates varying from 0.0% to 18.8% and are repayable in monthly installments.  We anticipate that these equipment loans will be paid off by the end of December 2013.

Loans from Stockholders. Certain limited partners of Provident Pioneer Partners, L.P., our controlling stockholder, previously advanced to us an aggregate of $150,000 at an interest rate of 12% per annum with no specific terms of repayment. During the three month period ended June 30, 2010, the aggregate principal amount of these advances were repaid in full.

Capital Expenditures.  In September 2009, we commenced an expansion of our Pioneer Transformers plant that will increase our manufacturing facilities and office space by approximately 10,000 square feet. The capital budget for the project is approximately $1.9 million, including machinery and equipment, and is scheduled for completion by November 2010. The remaining cost of the project, anticipated to be approximately $1.2 million, will be funded through cash flow from operations and through our $1.7 million term loan facility with our Canadian bank that was established for this specific purpose.

Item 4T.  Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2010, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There are no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 other than the following additional risk factors arising from our acquisition of Jefferson and certain wind turbine assets from AAER.

Risks Related to Jefferson

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

Risks Related to Pioneer Wind

We may not be able to maintain the licenses with respect to certain assets we purchased from AAER which would materially impair our ability to manufacture and sell wind turbines.

In connection with our purchase of assets from AAER, we acquired licenses to manufacture and sell certain wind turbine designs. Since our acquisition of these assets in June 2010, however, the licensor of these wind turbine licenses has not recognized our acquisition of these licenses from AAER. While the licensor has not sought to prevent us from manufacturing and selling any wind turbines covered by the licenses, the absence of the licensor’s confirmation of our acquisition of these licenses may greatly impair our ability to market and sell our wind turbines.

The wind turbine-related assets that we acquired from AAER were acquired pursuant to Canadian court proceedings in which AAER sought protection from its creditors after it failed to raise additional capital to fund losses from its wind turbine manufacturing and marketing business. As such, no assurance can be given that we will be able to operate AAER’s former business at a profit, or that we will continue to provide for the funding needs of Pioneer Wind if it does not perform to our expectations.

All of our wind turbine assets were acquired from AAER in connection with the failure of AAER to raise sufficient capital to continue funding its wind turbine business. While we believe the operating model for our Pioneer Wind business will be less capital intensive than AAER’s operations, no assurance can be given that we will be able to monetize the wind turbine assets we purchased, and related products manufactured in the future, at a profit and succeed where AAER was unable to. In particular, we have limited experience in working with wind turbines. Moreover, the wind turbine business is highly competitive and dominated by a few much larger corporations with greater resources such as GE Energy, Siemens Wind Power A/S, Vestas Wind Systems A/S and Gamesa Corporation Tecnologica S.A.

Our wind turbine business is highly dependent on our customers receiving regulatory incentives, subsidies and third party financing.

The wind energy industry is supported in many territories through a variety of financial incentives offered by government and regulatory bodies. If the availability of such incentives was reduced or removed it would likely have an adverse effect on our business. In the U.S. such an incentive, the production tax credit (the “PTC”), is due to expire on December 31, 2012. Without the PTC, the projected return on investment in an individual wind power facility may not be sufficient to attract investment capital in the amount necessary to fund the acquisition, development and construction of wind power projects in the U.S.

While the PTC has been in effect continuously since 1992 and most recently renewed in February 2009, there can be no assurance that the PTC will be renewed beyond its current expiration date of December 31, 2012. The absence of the PTC could have a significant adverse effect on our growth potential.

The PTC will only be available for qualifying facilities that are placed in service while the PTC is in effect or through a retrospective application of the PTC. The time required to identify potential wind power projects, and to then pursue them to completion and implementation, typically ranges from 18 to 36 months, although lesser periods are possible for smaller projects. If the PTC is not extended beyond 2012, U.S. projects under development by us at that time and not completed by  December 31, 2012 would not be eligible for the PTC. Accordingly, our customers might have to reduce their project spending to offset the corresponding reduction in revenues from the sale of U.S. projects.

The wind energy industry in other jurisdictions in which we expect to have a market presence may also rely to some extent on financial incentives and/or penalties designed to support the wind energy industry in that jurisdiction. Changes to, or the removal of such measures may have a significant adverse affect on our ability to compete in such jurisdictions.

Finally, in addition to regulatory incentives, some of our customers will rely on third party financing in connection with the purchase of wind turbines from us. During the economic downturn of 2008 and 2009 such financing became very difficult to obtain for wind power projects and remains challenging to secure. The absence of easily obtainable third party financing for wind power projects could materially reduce demand for our wind turbines.

Our customers may have difficulty in locating suitable project development sites, resulting in less demand for our wind turbines.

The development of new wind power generating projects requires the identification, acquisition and permit for viable wind resource land assets. We believe that adequate wind resource land exists and can be acquired by our current and prospective customers on a reasonable cost basis. However, competition for wind resource sites is increasing and developers in some areas have bid up site costs to levels that result in marginal project economics. This trend may increase and spread to many wind regions, limiting demand for our wind turbines. In some locations, residents and others have objected to wind projects based on noise, visual aesthetics or avian concerns.

Changes in tax laws may adversely affect our wind turbine business.

When the U.S. Congress renewed the PTC in 2004, it amended certain provisions of the Internal Revenue Code in a manner that resulted in wind energy property no longer qualifying as five-year depreciation property. The American Wind Energy Association believed that disqualifying wind energy property from using the 5-year depreciation provision was an unintended consequence caused by obscure cross-references in the Internal Revenue Code of which Congress was unaware and restored the availability of accelerated 5-year depreciation as part of the Energy Policy Act of 2005, which also extended the PTC. There can be no assurance, however, that future changes in U.S. tax laws will not require wind energy property to be depreciated over a longer period of time. Such changes could force us to modify our pricing and could lead to a material adverse effect on our business.

Item 6.  Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: August 16, 2010	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: August 16, 2010	/s/ Andrew Minkow
Andrew Minkow Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer duly authorized to sign on behalf of Registrant)

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

10.1
Employment Agreement, dated April 30, 2010, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.2
Voting Agreement, dated April 30, 2010, by and between Provident Pioneer Partners, L.P. and Thomas Klink (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.3
Lock-Up Agreement, dated April 30, 2010, by and among Thomas Klink, Pioneer Power Solutions, Inc. and Jefferson Electric, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.4
Purchase Agreement, dated April 30, 2010, by and between Thomas Klink and JE Mexican Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.5
Warrant Purchase Agreement, dated April 30, 2010, by and between Pioneer Power Solutions, Inc. and Thomas Klink  (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.6
Loan and Security Agreement, dated January 2, 2008, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.7
Amendment to Loan and Security Agreement, dated January 29, 2008, by and between Jefferson Electric, Inc. and Johnson Bank  (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.8
Second Amendment to Loan and Security Agreement, dated May 2, 2008, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.9
Third Amendment to Loan and Security Agreement, dated December 3, 2008, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.10
Forbearance Agreement and Fourth Amendment to Loan Agreement, dated August 28, 2009, by and among Johnson Bank, Jefferson Electric, Inc. Thomas Klink and Diane Klink (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.12
First Amendment to First Amended and Restated Forbearance Agreement and Fourth Amendment to Loan Agreement, dated March 31, 2010, by and among Johnson Bank, Jefferson Electric, Inc. Thomas Klink and Diane Klink (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.13
Fifth Amendment to Loan and Security Agreement, dated April 30, 2010, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________
*           Filed herewith.