Form 10-Q
period 2010-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2010-11-15
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 15, 2010: 29,536,275

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Interim Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
	$	$
Assets	(unaudited)
Current Assets
Cash and equivalents	65	1,560
Accounts receivable	7,107	5,492
Inventories (note 4)	7,394	6,433
Prepaid expenses	621	103
	15,187	13,588
Property, plant and equipment	5,634	987
Deferred income tax asset	202	20
Intangible assets	4,265	0
Goodwill	5,568	0
	30,856	14,595
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	7,908	2,567
Current maturities of long-term debt and capital lease obligations	4,356	134
Income taxes payable	31	1,775
Advances from limited partners of a shareholder	0	150
	12,295	4,626
Long-term debt and capital lease obligations, net of current maturities	2,352	0
Pension deficit	252	362
Deferred income tax liability	1,599	0
	16,498	4,988
Shareholders' Equity
Capital stock (note 6)
Authorized 75,000,000 common shares at $0.001 par value and
5,000,000 preferred shares at $0.001 par value	30	29
Additional paid-in capital (note 7)	7,791	5,365
Accumulated other comprehensive income (loss)	(518)	(691)
Accumulated retained earnings	7,055	4,904
	14,358	9,607
	30,856	14,595

See accompanying notes

PIONEER POWER SOLUTIONS, INC.
Consolidated Interim Statement of Shareholders' Equity
For the Nine Month Period Ended September 30, 2010
(In thousands)

			Additional	Accumulated	Accumulated	Total
			paid-in	other compre-	retained	shareholders'
	Capital Stock		capital	hensive loss	earnings	equity
	Number	$	$	$	$	$
Balance - December 31, 2009	29,000,000	29	5,365	(691)	4,904	9,607
Dividends paid	-	-	-	-	-	-
Transaction costs	-	-	(108)	-	-	(108)
Stock-based compensation (note 7)	-	-	100	-	-	100
Foreign currency translation adjustment	-	-	-	158	-	158
Issuance of common stock and warrants	536,275	1	2,434	-	-	2,435
Pension adjustment, net of taxes	-	-	-	15	-	15
Net earnings	-	-	-	-	2,151	2,151
Balance – September 30, 2010 (unaudited)	29,536,275	30	7,791	(518)	7,055	14,358

See accompanying notes

PIONEER POWER SOLUTIONS, INC.
Consolidated Interim Statements of Earnings (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	$	$	$	$
Sales	13,807	11,635	34,408	30,398
Cost of goods sold	10,765	7,511	26,576	22,063
Gross profit	3,042	4,124	7,832	8,335
Operating expenses
Selling, general and administrative	2,323	1,000	5,459	2,837
Foreign exchange (gain) loss	(41)	237	(98)	281
	2,282	1,237	5,361	3,118
Operating income	760	2,887	2,471	5,217
Interest and bank charges	117	80	211	282
Other expense (income)	188	0	538	0
Gain on bargain purchase	(93)	0	(1,144)	0
Earnings before income taxes	548	2,807	2,866	4,935
Provision for income taxes	160	831	715	1,515
Net earnings	388	1,976	2,151	3,420

Earnings per common share
Basic	0.01	0.09	0.07	0.15
Diluted	0.01	0.09	0.07	0.15

Weighted average number of common shares outstanding
Basic	29,536	22,800	29,304	22,800
Diluted	29,871	22,800	29,574	22,800

See accompanying notes

PIONEER POWER SOLUTIONS, INC.
Consolidated Interim Statements of Cash Flows (Unaudited)
(In thousands, except per share data)

	Nine Months Ended September 30,
	2010	2009
	$	$
Operating activities
Net earnings	2,151	3,420
Depreciation	477	221
Amortization of intangibles	85	0
Deferred income taxes	(286)	60
Accrued pension	(95)	(59)
Stock-based compensation	100	0
Warrant issuance expense	92	0
Common stock issuance expense	140	0
Gain on bargain purchase	(1,144)	0
	1,520	3,642
Changes in non-cash operating elements of working capital (note 9)	443	(2,811)
	1,963	831
Investing activities
Additions to property, plant and equipment	(1,406)	(94)
Acquisition of subsidiaries, net of cash acquired (note 3)	(832)	0
Proceeds from sale of assets	202	0
	(2,036)	(94)
Financing activities
Increase (decrease) in bank indebtedness	(872)	(425)
Dividends paid	0	(368)
Repayment of long-term debt	(297)	(124)
Repayment of advances from limited partners of a shareholder	(150)	(19)
Issuance of warrants	12	0
Transaction costs	(108)	0
	(1,415)	(936)

Increase (decrease) in cash and cash equivalents	(1,488)	(199)
Effect of foreign exchange on cash and cash equivalents	(7)	33

Cash and cash equivalents
Beginning of year	1,560	368
End of Period	65	202

See accompanying notes

PIONEER POWER SOLUTIONS, INC.
Notes to Consolidated Interim Financial Statements
September 30, 2010
(unaudited)

1.	Basis of presentation

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” for periods prior to the closing of our share exchange on December 2, 2009 refer to Pioneer Transformers Ltd., a private company incorporated under the Canada Business Corporations Act that is now our wholly-owned subsidiary, and its subsidiaries, and references to the “Company,” “Pioneer,” “we,” “our” and “us” for periods subsequent to the closing of the share exchange on December 2, 2009, refer to Pioneer Power Solutions, Inc., a publicly traded company, and its subsidiaries, including Pioneer Transformers Ltd., Jefferson Electric, Inc., Pioneer Wind Energy Systems, Inc. and AAER Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature.

These financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2009. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Company prepares its financial statements in accordance with US GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

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

2.	Adoption of new accounting standards and recently issued accounting pronouncements

New accounting standards

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2010-06”). ASU 2010-06 requires reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis, and (4) the transfers between Levels 1, 2, and 3.  ASU 2010-06 is effective for fiscal years beginning on or after December 15, 2009, except for the disclosure regarding Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  The adoption of ASU 2010-06 for Levels 1 and 2 did not have a material impact on the Company’s consolidated financial statements, and the Company does not expect the adoption of the standard for Level 3 to have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This amendment clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (“ASU 2010-17”). This ASU provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3.	Acquisitions

On April 30, 2010, the Company completed the acquisition of Jefferson Electric, Inc., a Wisconsin-based manufacturer and supplier of dry-type transformers (“Jefferson”), in a transaction valued at approximately $10 million. The transaction was accounted for under the purchase method of accounting.

Upon consummation of the acquisition, an aggregate of 2,295 shares of Jefferson’s common shares, with a par value of $1.00 per share, issued and outstanding were cancelled and converted into the right to receive an aggregate of 486,275 common shares of the Company.

In connection with the acquisition, the Company entered into a warrant purchase agreement with the former sole shareholder of Jefferson, pursuant to which, in exchange for $10,000, the Company sold a five-year warrant that is exercisable for up to 1 million common shares of the Company at an initial exercise price of $3.25 per share, subject to customary anti-dilution adjustments.

At closing, the Company also advanced $3.0 million to Jefferson, which was utilized to partially repay the principal amount outstanding under Jefferson’s revolving credit facility with its bank and to partially repay the principal amount outstanding under Jefferson’s term loan facility.

On June 7, 2010, through its wholly-owned subsidiary Pioneer Wind Energy Systems, Inc. (“Pioneer Wind”), the Company acquired the inventory, capital assets, intangible assets and intellectual property of AAER Inc. (“AAER”), a technologically advanced manufacturer of wind turbines with generation capacities exceeding one megawatt based in Quebec, Canada, for CDN $450,000 (approximately U.S. $427,000) in cash.  The transaction was accounted for under the purchase method of accounting. Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the acquisition, based on their estimated fair values as of the effective date of the acquisition.  Goodwill (or gain on bargain purchase) arising from the acquisition has been determined as the excess (or deficiency) of the purchase price over the net of the amounts assigned to acquired assets and liabilities assumed.

On August 13, 2010, through its wholly-owned subsidiary, Pioneer Wind Energy Holdings, Inc., the Company purchased common shares representing 100% of the voting and economic interests of AAER Inc. for CDN $450,000 (approximately U.S. $432,000) in cash. For accounting purposes the amount of consideration paid was attributed to the residual assets of AAER Inc. consisting of accounts receivable, prepaid expenses and operating tax losses of approximately $40 million. At the present time, given the degree of uncertainty regarding the ability of AAER Inc. to realize the benefit of the tax losses, the Company recorded a valuation allowance for the entire amount of such tax losses. Management will test the valuation allowance at least annually (or more frequently if business developments warrant it) and in the event management determines the valuation allowance to be excessive, the Company will recognize an accounting gain for the amount of any deferred tax asset created during the fiscal quarter in which the determination is made.

The preliminary allocation of the purchase price for the Jefferson and AAER transactions closed in April and June, respectively, was based on management’s best current estimates of the fair value of tangible and intangible assets acquired and liabilities assumed.  Management has up to one year from the date of the acquisitions in which to complete its definitive assessment of the fair value of net assets acquired. The preliminary purchase price allocation may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, the tax attributes of certain liabilities, and revisions of preliminary estimates. When finalized, the impact of these adjustments may result in a change to the preliminary value attributed to goodwill and the gain on bargain purchase. The preliminary allocation of the purchase price for the transactions was as follows (in thousands):

	Jefferson
Purchase Price	Electric, Inc.	AAER	Total
Consideration:
Cash and equivalents	0	427	427
Common stock (486,275 shares)	1,450	‐	1,450
Warrant issued	821	‐	821
Proceeds from warrant sale	(10)	‐	(10)
	2,261	427	2,688

Cash and equivalents acquired	(28)	‐	(28)

Debt assumed:
Bank indebtedness	7,698	‐	7,698
Capitalized lease obligations	39	‐	39
	7,737	‐	7,737

Total	9,970	427	10,397

Preliminary Purchase Price Allocation
Cash and cash equivalents	28	‐	28
Accounts receivable	1,293	-	1,293
Inventories	2,103	495	2,598
Prepaid expenses	145	-	145
Property and equipment	2,443	1,248	3,691
Realized proceeds from assets previously held for sale	‐	202	202
Accounts payable and accrued liabilities	(4,638)	‐	(4,638)
Deferred tax liabilities	(1,322)	(374)	(1,696)
Net tangible assets acquired	52	1,571	1,623
Intangible assets acquired	4,350	‐	4,350
Goodwill (gain on bargain purchase)	5,568	(1,144)	4,424
Total Purchase Price	9,970	427	10,397

Identifiable intangible assets having finite lives arising from the Jefferson acquisition are preliminarily valued at $1.9 million, consisting primarily of Jefferson’s customer relationships and a non-compete agreement. These intangible assets will be amortized on a straight-line basis with a weighted average remaining useful life of 10.8 years.  None of these definite-lived intangible assets acquired are deductible for tax purposes. Indefinite-lived intangible assets acquired consist of Jefferson’s trademarks and certain technology-related industry accreditations, neither of which are deductible for tax purposes. The excess of the Jefferson purchase price over the preliminary aggregate fair values, which was approximately $5.6 million, was recorded as goodwill.  Goodwill has an indefinite life, is not subject to amortization and is not deductible for tax purposes. Goodwill arising from the Jefferson acquisition will be tested for impairment at least annually (more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

The acquisition of assets from AAER in June 2010 was made in a distressed sale.  Management’s preliminary estimate of the fair value of net assets acquired exceeded the purchase price by approximately $1.1 million, which amount includes a $0.1 million gain on excess assets sold by the Company in August, resulting in an accounting gain on bargain purchase.

Impact of Acquisition to Consolidated Interim Statements of Earnings

The operating results of Jefferson, a material acquisition, since the date of the transaction closing on April 30, 2010 were included in the Company’s unaudited consolidated interim statements of earnings as follows (in thousands, except per share data):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			September 30, 2009
	Pioneer	Jefferson		Pioneer	Jefferson
	Power	Electric,	As	Power	Electric,	As
	Solutions, Inc.	Inc.	Reported	Solutions, Inc.	Inc.	Reported

Sales	$9,096	$4,711	$13,807	$11,635	$0	$11,635
Cost of goods sold	7,136	3,629	10,765	7,511	0	7,511
Gross Profit	1,960	1,082	3,042	4,124	0	4,124

Expenses
Selling, general and administrative	1,390	933	2,323	1,000	0	1,000
Foreign exchange (gain) loss	(41)	0	(41)	237	0	237
	1,349	933	2,282	1,237	0	1,237

Operating income	611	149	760	2,887	0	2,887

Interest and bank charges	10	107	117	80	0	80
Other (income) expenses	187	1	188	0	0	0
Gain on Bargain Purchase	(93)	0	(93)	0	0	0

Earnings before income taxes	507	41	548	2,807	0	2,807

Provision for income taxes	244	(84)	160	831	0	831

Net earnings	$263	$125	$388	$1,976	$0	$1,976

Foreign currency translation adjustments	218	0	218	414	0	414
Pension adjustment, net of taxes	75	0	75	(100)	0	(100)

Comprehensive income	$556	$125	$681	$2,290	$0	$2,290

Earnings per common share
Basic	-	-	$0.01	-	-	$0.09
Diluted	-	-	$0.01	-	-	$0.09

Weighted average number of common
shares outstanding
Basic	-	-	29,536	-	-	22,800
Diluted	-	-	29,871	-	-	22,800

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2009
	Pioneer	Jefferson		Pioneer	Jefferson
	Power	Electric,	As	Power	Electric,	As
	Solutions, Inc.	Inc.	Reported	Solutions, Inc.	Inc.	Reported

Sales	$25,882	$8,526	$34,408	$30,398	$0	$30,398
Cost of goods sold	20,041	6,535	26,576	22,063	0	22,063
Gross Profit	5,841	1,991	7,832	8,335	0	8,335

Expenses
Selling, general and administrative	3,895	1,564	5,459	2,837	0	2,837
Foreign exchange (gain) loss	(98)	0	(98)	281	0	281
	3,797	1,564	5,361	3,118	0	3,118

Operating income	2,044	427	2,471	5,217	0	5,217

Interest and bank charges	33	178	211	282	0	282
Other (income) expenses	550	(12)	538	0	0	0
Gain on Bargain purchase	(1,144)	0	(1,144)	0	0	0

Earnings before income taxes	2,605	261	2,866	4,935	0	4,935

Provision for income taxes	708	7	715	1,515	0	1,515

Net earnings	$1,897	$254	$2,151	$3,420	$0	$3,420

Foreign currency translation adjustments	158	0	158	560	0	560
Pension adjustment, net of taxes	15	0	15	(150)	0	(150)

Comprehensive income	$2,070	$254	$2,324	$3,830	$0	$3,830

Earnings per common share
Basic	-	-	$0.07	-	-	$0.15
Diluted	-	-	$0.07	-	-	$0.15

Weighted average number of common
shares outstanding
Basic	-	-	29,304	-	-	22,800
Diluted	-	-	29,574	-	-	22,800

Pro Forma Financial Information

The following unaudited combined pro forma statements of income for the nine month periods ended September 30, 2010 and 2009 have been prepared as if the Jefferson acquisition had occurred as of the beginning of each period presented. The unaudited combined pro forma statements of income are based on accounting for the acquisition under the purchase method of accounting. The unaudited pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future (in thousands, except per share data):

	Unaudited Pro Forma Combined
	for the Nine Months Ended September 30,
	2010	2009

Sales	$39,924	$45,753
Net earnings	$2,134	$3,462
Earnings per common share
Basic	$0.07	$0.15
Diluted	$0.07	$0.15
Weighted average number of common
shares outstanding
Basic	29,516	23,286
Diluted	29,787	23,286

4.	Inventories

The components of inventories are summarized below (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$3,596	$2,344
Work-in-process	2,362	2,401
Finished goods	1,436	1,688
	$7,394	$6,433

Included in raw materials at September 30, 2010 and December 31, 2009 are goods in transit of approximately $34,000 and $242,000, respectively.

The provision taken on inventories to reflect their market value amounted to approximately $500,000 and $89,000 at September 30, 2010 and December 31, 2009, respectively, and related to finished goods.  There were no reversals of provision from the previous year.

5.	Credit facilities

The Company’s Pioneer Transformers Ltd. subsidiary has a $10.0 million Canadian dollar-denominated credit facility, which is subject to review annually by a Canadian bank, consisting of an operating demand line of credit, a demand term loan, and a foreign exchange facility which are limited to $7.7 million, $1.8 million and $0.5 million, respectively. Borrowings under the operating demand line of credit bear interest at the bank's prime rate per annum on Canadian dollar borrowings or the U.S. base rate plus 0.75% per annum on U.S. dollar borrowings. Borrowings under demand term loans bear interest at the bank's prime rate plus 1% per annum. As of September 30, 2010, the Company had approximately the U.S. equivalent of $851,000 outstanding under the demand term loan.

As security for the credit facility, the bank has a first ranking deed on all present and future movable and immovable property of Pioneer Transformers Ltd. in the amount of CDN $10.0 million. The bank also has a first ranking lien on the land and building of the subsidiary in the amount of CDN $10.0 million. The land and building of the subsidiary had a net carrying value of CDN $1,153,000 at September 30, 2010.

The terms of the banking agreement require the Company’s subsidiary to comply with certain financial covenants. Under the terms of the agreement, the Company’s subsidiary is required, among other conditions, to maintain a minimum working capital ratio, a minimum debt service coverage ratio and a maximum total debt to tangible net worth ratio.  At September 30, 2010, the Company’s subsidiary was in compliance with these requirements.

The Company’s Jefferson Electric, Inc. subsidiary has a Bank Loan Agreement with a U.S. bank, as amended, that includes a revolving credit facility with a borrowing base of $5.0 million and a term credit facility.  Monthly payments of accrued interest must be made under the revolving credit facility and monthly payments of principal and accrued interest must be made under the term credit facility, with a final payment of all outstanding amounts under both on October 31, 2011. The interest rate under the revolving credit facility is equal to the greater of (a) the rate of interest announced from time to time by the bank as its reference rate for interest rate determinations (currently 3.25% annually) or (b) 6.5% annually.  The interest rate under the term credit facility is 7.27% annually. As of September 30, 2010, the Company had approximately $2.8 million outstanding under the revolving credit facility and approximately $3.0 million outstanding under the term credit facility.

Borrowings under the Bank Loan Agreement, as amended, are collateralized by substantially all assets of the Company’s Jefferson subsidiary and are guaranteed by Jefferson's Mexican subsidiary. In addition, an officer of the Jefferson subsidiary who is also a shareholder and director of the Company is a guarantor under the Bank Loan Agreement and has provided additional collateral to the bank in the form of Company common shares and a warrant to purchase Company common shares held by him. Neither Pioneer nor any of its affiliates, other than the Jefferson subsidiary and the aforementioned individual, are responsible for, or guarantors of, or have otherwise assumed, any debts, liabilities or obligations under the Bank Loan Agreement, as amended.

The Bank Loan Agreement, as amended, contains certain financial covenants, including a requirement that the Company’s Jefferson subsidiary achieve minimum quarterly targets for tangible net worth and maintain a minimum debt service coverage ratio, each as defined and set forth in the Bank Loan Agreement, as amended. The Bank Loan Agreement, as amended, also restricts Jefferson’s ability to pay dividends or make distributions, advances or other transfers of assets.  At September 30, 2010, the Company’s subsidiary was in compliance with these requirements.

6.	Capital stock

	September 30, 2010 $	December 31, 2009 $
Preferred shares, $0.001 par value; 5,000,000 shares authorized; none issued	-	-
Common shares, $0.001 par value; 75,000,000 shares authorized; 29,536,275 and 29,000,000 shares issued, respectively	30	29

On April 30, 2010, the Company issued 486,275 common shares as part of the completion of the acquisition of Jefferson Electric, Inc. as described in Note 3.

During the quarter ended June 30, 2010, the Company also issued 50,000 common shares in lieu of payment of investor relations services. The issuance of the shares and related expense was accounted for at the fair value of the shares on the issue date, which amounted to $140,000.

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

The stock options were accounted for at their fair value, as determined by the Black-Scholes valuation model, using the following assumptions and based on a fair market value of $3.04 per share, which was the last reported sales price for the Company’s common shares on the day prior to the grant date:

Expected volatility	47.97%
Expected life	6 years
Risk-free interest rate	1.77%
Dividend yield	Nil

Expense for stock-based compensation recorded during the three and nine month periods ended September 30, 2010 amounted to approximately $53,000 and $100,000, respectively. There was no stock-based compensation expense recorded during any period of 2009. At September 30, 2010, the Company had total stock-based compensation expense remaining to be recognized of approximately $606,000.

Warrants

On December 2, 2009, the Company granted two five-year warrants, each exercisable to purchase up to 1,000,000 shares of common stock at $3.25 and $2.00 per share. The warrant exercisable at $3.25 per share was issued in conjunction with the share exchange and the warrant exercisable at $2.00 per share was issued in payment of consulting services received. On the same day, the Company granted a five-year warrant exercisable to purchase up to 150,000 shares of common stock at $2.00 per share in payment of consulting fees to be rendered. The warrants were accounted for at their fair value amounting to $167,500, $275,600 and $41,340 respectively, as determined by the Black-Scholes valuation model, based on the following assumptions:

Expected volatility	51.35%
Expected life	5 years
Risk-free interest rate	2.15%
Dividend yield	Nil

The fair market value of the Company's stock price on December 2, 2009 was determined based on the $1.00 price per share paid by investors on an arms length basis in the 5,000,000 share private placement which also occurred on December 2, 2009.

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

As of September 30, 2010, the Company had 3.2 million warrants outstanding to purchase shares of common stock with an average exercise price of approximately $2.80 per share. The warrants expire on dates beginning on April 14, 2019 through April 30, 2015. No warrants were exercised during the nine months ended September 30, 2010.

8.	Other comprehensive income

The components of the Company’s comprehensive income was as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net Earnings	$388	$1,976	$2,151	$3,420
Foreign currency translation adjustments	218	414	158	560
Pension adjustment net of taxes	75	(100)	15	(150)
Comprehensive Income	$681	$2,290	$2,324	$3,830

9.	Statement of cash flows information

	Nine Months
	Ended September 30,
	2010	2009
Accounts receivable	$(135)	$(1,233)
Inventories	1,762	(759)
Prepaid expenses	(55)	(332)
Accounts payable and accrued liabilities	642	(498)
Income taxes payable	(1,771)	11
Changes in non-cash operating elements of working capital	$443	$(2,811)

Supplemental disclosure of cash flows information:
Interest paid	$215	$165
Income taxes paid	$2,744	$1,293

10.	Pension plan

The Company’s Pioneer Transformers subsidiary sponsors a defined benefit pension plan in which a majority of its employees are members.  The Company contributes 100% to the plan.  The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

Cost of benefits:

The components of the expense the Company incurred under the pension plan for the periods indicated are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Current service cost, net of employee contributions	$11	$10	$31	$26
Interest cost on accrued benefit obligation	36	28	107	93
Expected return on plan assets	(33)	(30)	(102)	(80)
Amortization of transitional obligation	3	3	10	9
Amortization of past service costs	1	2	4	4
Amortization of net actuarial gain	9	-	22	10
Total cost of pension benefit	$27	$13	$72	$62

Contributions

The Company’s policy is to fund the pension plan at or above the minimum required by law.  The Company made $170,000 and $120,000 of contributions to its defined benefit pension plan during the nine month periods ended September 30, 2010 and 2009 respectively.  Changes in the discount rate and actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

11.	Related party transactions

The following table summarizes the Company's related party transactions for the periods indicated, and shows the amount of the consideration established and agreed to by the related parties (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Companies under common significant influence
Consulting and administration fee expenses	$0	$100	$66	$301

During the nine month periods ended September 30, 2010 and 2009, the Company paid $66,000 and $301,000 respectively, to two companies controlled by a limited partner of a shareholder of the Company for consulting fees and as reimbursement for rent, office services, and travel and entertainment expenses.  Of the payments during these respective periods, $0 and $187,000 represented consulting fees to two companies controlled by a limited partner of a shareholder, as consideration for this limited partner providing executive services, along with serving as the president and head of sales of one of the Company’s subsidiaries.

During the three month periods ended September 30, 2010 and 2009, the Company paid $0 and $100,000 respectively, to two companies controlled by a limited partner of a shareholder, as consideration for this limited partner providing executive services, along with serving as president and head of sales of one of the Company’s subsidiaries.

In 1997, two limited partners of a shareholder advanced $100,000 and $50,000, respectively, to a subsidiary of the Company. These advances were fully repaid during the three month period ended June 30, 2010.

12.	Geographical information

The Company has one operating segment, the sale of electrical transformers.  Revenues are attributable to countries based on the location of the Company's customers as follows (in thousands).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Canada	$9,016	$11,609	$24,735	$29,049
United States	4,791	16	9,266	857
Others	-	10	407	492
Total	$13,807	$11,635	$34,408	$30,398

The distribution of the Company’s property, plant and equipment by geographical location is approximately as follows (in thousands):

	As at	As at
	September 30, 2010	December 31, 2009
Canada	$3,249	$974
United States	170	13
Mexico	2,215	-
Total	$5,634	$987

13.	Basic and diluted earnings per common share

Basic and diluted earnings per common share are calculated based on the weighted average number of shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of certain warrants. The Company’s employee and director stock options have been excluded from the calculation of diluted earnings per share since they are anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Numerator:
Net earnings for basic and diluted earnings per common share	$388	$1,976	$2,151	$3,420

Denominator:
Weighted average basic shares outstanding	29,536	22,800	29,304	22,800

Effect of dilutive securities:
Employee and Director stock option awards	0	0	0	0
Warrants outstanding	335	0	270	0
	335	0	270	0
Denominator for diluted earnings per common share	29,871	22,800	29,574	22,800

Earnings per share basic and diluted:
Basic earnings per common share	$0.01	$0.09	$0.07	$0.15
Diluted earnings per common share	$0.01	$0.09	$0.07	$0.15

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

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” for periods prior to the closing of our share exchange on December 2, 2009, refer to Pioneer Transformers Ltd., a private company incorporated under the Canada Business Corporations Act that is now our wholly-owned subsidiary, and its subsidiaries, and references to the “Company,” “Pioneer,” “we,” “our” and “us” for periods subsequent to the closing of the share exchange on December 2, 2009, refer to Pioneer Power Solutions, Inc., a publicly traded company, and its subsidiaries, including Pioneer Transformers Ltd., Jefferson Electric, Inc., Pioneer Wind Energy Systems, Inc. and AAER Inc.

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

On April 30, 2010, we completed the acquisition of Jefferson Electric, Inc. (“Jefferson”), a Wisconsin-based manufacturer and supplier of dry-type transformers, in a transaction valued at approximately $10 million. In addition, on June 7, 2010, Pioneer Wind Energy Systems, Inc. (“Pioneer Wind”), our wholly-owned subsidiary, acquired most of the inventory and all of the capital assets, intangible assets and intellectual property of AAER Inc. (“AAER”), a technologically advanced manufacturer of wind turbines with generation capacities exceeding one megawatt based in Quebec, Canada, for CDN $450,000 (approximately US $427,000) in cash.  In addition, on August 13, 2010 we purchased common shares representing 100% of the voting and economic interests of AAER Inc. for CDN $450,000 (approximately US $432,000) in cash.

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

The consolidated financial position and operating results of our Pioneer Transformers subsidiary have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2010			2009
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$1.0158	$1.0409	$1.0409	$1.2613	$1.2453	$1.2453
June 30	$1.0646	$1.0276	$1.0343	$1.1630	$1.1672	$1.2062
September 30	$1.0290	$1.0391	$1.0359	$1.0707	$1.0974	$1.1700

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

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Revenue. Total revenue increased 18.7% to $13.8 million for the three months ended September 30, 2010, up from $11.6 million during the three months ended September 30, 2009. The acquisition of Jefferson on April 30, 2010 contributed approximately $4.7 million to our revenue during the third quarter of 2010, versus no contribution during the prior year. Revenue from our Canada-based, liquid-filled transformer business, Pioneer Transformers, decreased by approximately $2.5 million, or 21.8%, during the three months ended September 30, 2010, as compared to the same period in 2009. This decline was due to lower unit volume, attributed primarily to weakness in demand for network transformers in the U.S. and weaker demand from Canadian energy customers, as compared to the second quarter of 2009. Our newly established wind turbine business, Pioneer Wind, did not contribute any revenue during the three month periods ended September 30, 2010 and 2009.

For the nine months ended September 30, 2010, consolidated revenues increased 13.2% to $34.4 million, up from $30.4 million during the nine months ended September 30, 2009. The acquisition of Jefferson on April 30, 2010 contributed approximately $8.5 million to our revenue during the second and third quarters, versus no contribution during the comparable period of 2009. Revenue from Pioneer Transformers decreased by approximately $4.5 million, or 14.9%, during the nine months ended September 30, 2010, as compared to the same period in 2009 due to the same factors discussed for the third quarter above. Pioneer Wind made no contribution to our total revenue during either nine month period.

Gross Margin.  Our gross margin percentage for the three months ended September 30, 2010 decreased to 22.0% of revenues, down from 35.4% during the three months ended September 30, 2009. This decrease was attributable primarily to less favorable product mix and lower unit volume experienced by our Pioneer Transformers business during the three months ended September 30, 2010, as compared to the same period of the prior year. In addition, our new Jefferson subsidiary generally achieves gross margin percentages at a lower level compared to Pioneer Transformers. As a result, our consolidated gross margin also declined on the basis of weighted averaging and the fact that Jefferson’s results are not included for the same period in 2009.

For the nine months ended September 30, 2010, our gross margin percentage decreased to 22.8% of revenues, compared to 27.4% during the nine months ended September 30, 2009. As discussed above, product mix, lower unit volume and the contribution of acquisitions were the primary reason for our gross margin percentage decline.

Selling, General and Administrative Expense.  Selling, general and administrative expense increased by approximately $1.3 million, or 132.3%, to $2.3 million for the three months ended September 30, 2010 as compared to $1.0 million during the three months ended September 30, 2009. This increase was primarily attributable to approximately $0.9 million of expense associated with the operations of our Jefferson subsidiary, versus no such expense during the three month period ended September 30, 2010. Our selling, general and administrative expense also increased by another $0.4 million during the three months ended September 30, 2010, as compared to the same period during the prior year, due to corporate expenses now being incurred in connection with becoming a public company in late 2009 as well as operating expenses related to our Pioneer Wind business, both of which are categories of expense that did not exist during the three months ended September 30, 2009. These increases were partially offset by lower operating expenses during the three months ended September 30, 2009 at our Pioneer Transformers subsidiary. Selling, general and administrative expense as a percentage of revenue increased to 16.8% during the three months ended September 30, 2010, up from 8.6% during the three months ended September 30, 2009.

For the nine months ended September 30, 2010, selling, general and administrative expense increased by approximately $2.6 million, or 92.4%, to approximately $5.5 million, as compared to $2.8 million during the nine months ended September 30, 2009. Approximately $1.0 million of the increase was due to higher corporate expenses during the current year period, including $0.3 million for non-cash costs associated with the issuance of employee and director stock options and the issuance of restricted stock and warrants to our investor relations firm in April 2010. The remaining $1.6 million increase is primarily attributable to the inclusion of Jefferson and Pioneer Wind in our consolidated results during the nine months ended September 30, 2010, offset by lower operating expenses at our Pioneer Transformers subsidiary.

Foreign Exchange (Gain) Loss.  Most of our consolidated operating revenues are denominated in Canadian dollars, principally via our Pioneer Transformers operating subsidiary, and a material percentage of our expenses are denominated and disbursed in U.S. dollars. Historically, we have not engaged in currency hedging activities. Accordingly, fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. During the three months ended September 30, 2010, the impact of these fluctuations resulted in a gain of approximately $41,000 to operating profit, compared to a loss of approximately $237,000 during the three months ended September 30, 2009. For the nine month period ended September 30, 2010, we recorded a gain of $98,000 due to currency fluctuations, compared to a loss of approximately $281,000 during the nine months ended September 30, 2009.

Interest and Bank Charges.  During the three months ended September 30, 2010, interest and bank charges were approximately $117,000, up from approximately $80,000 during the three months ended September 30, 2009. This increase in interest expense was primarily due to higher average borrowings as a result of the assumption of our Jefferson subsidiary’s debt in 2010. For the nine month period ended September 30, 2010, interest and bank charges were approximately $211,000, down from approximately $282,000 during the nine months ended September 30, 2009. This decrease in interest expense was due to lower average borrowings during 2010 compared to the same period of 2009, resulting primarily from the repayment of approximately $4.4 million of our bank indebtedness in December 2009.

Other Expense (Income).  For the three month and nine month periods ended September 30, 2010, our other expense of $0.2 million and $0.5 million, respectively, consisted primarily of professional fees and non-recurring costs related to our taking control of the wind energy assets we acquired from AAER in June 2010, followed by our acquisition of AAER Inc. in August 2010.

Gain on Bargain Purchase.  On June 7, 2010, we acquired most of the inventory and all of the capital assets, intangible assets and intellectual property of AAER for approximately $427,000 in cash. In conjunction with the transaction, the fair value of the inventory and capital assets acquired, net of deferred tax liabilities, was determined to be approximately $1.5 million. Accordingly, during the three months ended June 30, 2010, we recognized a gain on bargain purchase of approximately $1.1 million, representing the excess of the fair value of net assets acquired over the consideration paid. In August 2010, we sold a portion of the AAER assets that were acquired in June at a price exceeding their initially recorded fair value, resulting in an additional gain on sale of approximately $0.1 million.

Provision for Income Taxes.  During the three month period ended September 30, 2010, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 29.1%, as compared to 29.6% during the three month period ended September 30, 2009. The decrease in our effective tax rate is primarily a result of the gain on bargain purchase described above, partially offset by non-tax deductible intangible amortization and stock-based compensation of approximately $100,000. During the three month period ended September 30, 2009, bargain purchase gains and non-cash, equity-related issuance expenses had no impact on our effective tax rate for accounting purposes.

During the nine month period ended September 30, 2010, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 24.9%, as compared to 30.7% during the nine month period ended September 30, 2009. The decrease in our effective tax rate is primarily a result of the $1.1 million bargain purchase gain recognized in 2010, partially offset by non-deductible intangible amortization and expenses related to the issuance of stock options, restricted common stock and warrants of approximately $0.3 million. During the nine month period ended September 30, 2009, bargain purchase gains and non-cash, equity-related issuance expenses had no impact on our effective tax rate for accounting purposes.

Net Earnings.  We generated net earnings of $0.4 million during the three months ended September 30, 2010, down 80.3% from approximately $2.0 million during the three months ended September 30, 2009. Our net earnings benefited from higher sales during the three months ended September 30, 2010, primarily due to the acquisition of Jefferson, but were impacted by lower overall gross profit margins. We also experienced significantly higher selling, general and administrative expenses during the three month period ended September 30, 2010, as compared to the comparable period of 2009, due to incremental general and administrative expenses associated with Jefferson, Pioneer Wind and with our becoming a public company in December 2009. Earnings per basic and diluted share was $0.01 for the three months ended September 30, 2010, as compared to $0.09 per basic and diluted share for three months ended September 30, 2009. There were 7.1 million additional weighted average diluted shares outstanding during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, an amount which primarily reflects the completion of our share exchange and private placement transactions during the fourth quarter of 2009.

 For the nine month period ended September 30, 2010, net earnings were approximately $2.2 million, down 37.1% from approximately $3.4 million during the nine months ended September 30, 2009. As discussed above, our net earnings during the nine month period ended September 30, 2010 benefited from the $1.1 million gain we recognized in conjunction with the AAER transaction. This gain was offset by weaker earnings from our Pioneer Transformers subsidiary during the nine month period ended September 30, 2010, combined with higher general and administrative expenses associated with operating Pioneer Wind and with our becoming a public company in December 2009. Earnings per basic and diluted share was $0.07 for the nine months ended September 30, 2010, as compared to $0.15 per basic and diluted share for nine months ended September 30, 2009. There were 6.8 million additional weighted average diluted shares outstanding during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, an amount which primarily reflects the completion of our share exchange and private placement transactions during the fourth quarter of 2009.

Backlog.  Our order backlog at September 30, 2010 was $17.0 million, up 15.6% from $14.7 million at June 30, 2010 and up 3.1% from $16.5 million at December 31, 2009. The increase in our backlog reflects a general improvement in capital investment activity by our non-utility customers who accounted for several large recent orders. New orders placed during the nine months ended September 30, 2010 totaled $34.3 million, an increase of 16.6% compared to new orders of $29.4 million that were placed during the nine month period ended September 30, 2009.

Liquidity and Capital Resources

General.  At September 30, 2010, we had cash and cash equivalents of approximately $0.1 million and total debt, including capital lease obligations, of $6.7 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, debt repayment and capital improvements. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next 12 months.

Our operating activities generated cash flow of approximately $2.0 million during the nine months ended September 30, 2010, compared to cash generated of $0.8 million during the nine months ended September 30, 2009. The principal elements of cash flow from operations during the first nine months of 2010 included net earnings of $2.2 million, offset by $1.1 million of non-cash income related to the gain on bargain purchase associated with the AAER transaction. The remaining elements of cash flow from operations consisted of net $0.6 million from non-cash expenses included in our net earnings and $0.4 million from changes in operating working capital.

Cash used in investing activities during the nine months ended September 30, 2010 was approximately $2.0 million, as compared to $94,000 during the nine months ended September 30, 2009. During the nine months ended September 30, 2010 we used approximately $1.4 million for the previously disclosed expansion of our manufacturing facility located in Quebec, Canada, and another $0.8 million for acquisitions. We also received net proceeds of $0.2 million from the sale of certain capital assets we had previously purchased from AAER. During the nine months ended September 30, 2009, our cash used in investing activities consisted entirely of additions to property and equipment.

Cash used by our financing activities was approximately $1.4 million during the nine months ended September 30, 2010, compared to cash used of $0.9 million during the nine months ended September 30, 2009. Our primary use of cash for financing activities during the nine months ended September 30, 2010 was for net debt repayment of $1.3 million and $0.1 million for equity financing transaction costs. During the nine months ended September 30, 2009, our primary use of cash for financing activities consisted of $0.6 million in debt repayments and approximately $0.4 million to make dividend payments to Provident Pioneer Partners, L.P., previously the sole stockholder of Pioneer Transformers.

As of September 30, 2010, current assets were 1.2 times current liabilities. Current assets increased by $1.6 million and current liabilities increased by $7.7 million during the nine months ended September 30, 2010. These increases were primarily attributable to the acquisition of Jefferson during the most recent quarterly reporting period, particularly the inclusion of its current maturities of debt and accounts payable and accrued liabilities. As a result, our net working capital balance decreased by $6.1 million to $2.9 million during the nine months ended September 30, 2010, versus a $9.0 million of net working capital as of December 31, 2009.

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

The credit facilities require Pioneer Transformers to comply with various financial covenants, including maintaining a minimum debt service coverage ratio of 1.25, a minimum current ratio of 1.20 and a maximum total debt to tangible net worth ratio of 2.50. The demand revolving credit facility is subject to margin criteria and borrowings bear interest at the bank's prime rate per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 0.75% per annum on amounts borrowed in U.S. dollars.  Borrowings under the term loan facility bear interest at the bank's prime rate plus 1.0% per annum. As of September 30, 2010, we had approximately $0.9 million of borrowings outstanding under the demand revolving credit facility.

Our Jefferson subsidiary has a bank loan agreement with a U.S. bank that includes a revolving credit facility with a borrowing base of $5.0 million and a term credit facility. Monthly payments of accrued interest must be made under the revolving credit facility and monthly payments of principal and accrued interest must be made under the term credit facility, with a final payment of all outstanding amounts due on October 31, 2011. Borrowings under the bank loan agreement are collateralized by substantially all the assets of Jefferson and are guaranteed by its Mexican subsidiary. In addition, an officer of Jefferson is a guarantor under the bank loan agreement and has provided additional collateral to the bank in the form of our common stock and a warrant to purchase our shares of common stock held by him.

The bank loan agreement requires Jefferson to comply with certain financial covenants, including a requirement to exceed minimum quarterly targets for tangible net worth and maintain a minimum debt service coverage ratio. The bank loan agreement also restricts Jefferson’s ability to pay dividends or make distributions, advances or other transfers of assets. The interest rate under the revolving credit facility is equal to the greater of the bank’s reference rate (currently 3.25% annually) or 6.5% annually. The interest rate under the term credit facility is 7.27% annually. As of September 30, 2010, our Jefferson subsidiary had approximately $2.8 million outstanding under the revolving credit facility and approximately $3.0 million outstanding under the term credit facility.

Equipment Loans and Capital Lease Obligations.  As of September 30, 2010, we had equipment loans and capital lease obligations with an aggregate principal amount outstanding of approximately $43,000, as compared to approximately $134,000 outstanding as of December 31, 2009. These equipment loans and capital lease obligations bear interest at rates varying from 0.0% to 18.8% and are repayable in monthly installments.  We anticipate that these equipment loans will be paid off by the end of December 2013.

Loans from Stockholders. Certain limited partners of Provident Pioneer Partners, L.P., our controlling stockholder, previously advanced to us an aggregate of $150,000 at an interest rate of 12% per annum with no specific terms of repayment. During the nine month period ended September 30, 2010, the aggregate principal amount of these advances were repaid in full.

Capital Expenditures.  In September 2009, we commenced an expansion of our Pioneer Transformers plant that will increase our manufacturing facilities and office space by approximately 10,000 square feet. The capital budget for the project is approximately $2.0 million, including machinery and equipment, and is scheduled for completion during November 2010. The remaining cost of the project, anticipated to be approximately $0.6 million, will be funded through cash flows from operations and through our $1.7 million term loan facility with our Canadian bank that was established for this specific purpose.

Item 4.  Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2010, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

When the U.S. Congress renewed the PTC in 2004, it amended certain provisions of the Internal Revenue Code in a manner that resulted in wind energy property no longer qualifying as five-year depreciation property. The American Wind Energy Association believed that disqualifying wind energy property from using the 5-year depreciation provision was an unintended consequence caused by obscure cross-references in the Internal Revenue Code of which Congress was unaware, and Congress restored the availability of accelerated 5-year depreciation as part of the Energy Policy Act of 2005, which also extended the PTC. There can be no assurance, however, that future changes in U.S. tax laws will not require wind energy property to be depreciated over a longer period of time. Such changes could force us to modify our pricing and could lead to a material adverse effect on our business.

Item 6.  Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: November 15, 2010	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: November 15, 2010	/s/ Andrew Minkow
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

10.1
Employment and Non-Competition Agreement, dated as of August 12, 2010, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 18, 2010).

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