Form 10-K
period 2010-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2011-03-31
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-155375

PIONEER POWER SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-1347616
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

One Parker Plaza 400 Kelby Street, 9th Floor Fort Lee, New Jersey	07024
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date, was approximately $16.5 million.  For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Stock, $0.001 par value	29,536,275

Documents incorporated by reference:

None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	General economic conditions and market conditions in the electrical equipment, power generation, commercial construction, industrial production, oil & gas, marine and infrastructure industries.

•	Market acceptance of existing and new products.

•	Successful integration of acquisitions and related restructuring.

•
Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, foreign currency risk, interest rate risk and commodity risk.

•
The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

•
We depend on Hydro-Quebec Utility Company and Siemens Industry, Inc. for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company or Siemens Industry, Inc., could have a significant impact on our results of operations.

•	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

•
A majority of our expenditures and revenue is spent or derived in Canada. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues.

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

When used herein, unless the context requires otherwise, references to the “Company,” “Pioneer,” “we,” “our” and “us” for periods prior to the closing of our share exchange on December 2, 2009 refer to Pioneer Transformers Ltd., a company incorporated under the Canada Business Corporations Act that is now our wholly-owned subsidiary, and its subsidiaries. For periods subsequent to the closing of the share exchange on December 2, 2009, references to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc., a publicly traded company, and its subsidiaries, including Pioneer Transformers Ltd., Jefferson Electric, Inc., and Pioneer Wind Energy Systems Inc.

PART I

ITEM 1.BUSINESS.

Overview

Pioneer Power Solutions, Inc., based in Fort Lee, New Jersey, is an owner and operator of specialty electrical equipment manufacturing and service businesses. Our subsidiaries provide a range of products and services to the electrical transmission and distribution industry and our focus is on the electric utility, industrial, commercial and wind energy market segments. We intend to grow our business by increasing our portfolio of highly-engineered solutions for specialty electrical applications, both through acquisitions and internal product development.

Our customers, which include a number of recognized electric utilities, are primarily located in North America. We presently have five locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration. In addition, we have a network of 21 independently-operated stocking locations in the United States, including two regional distribution centers.

Operating Structure

We operate in two business segments, electrical transformers and wind energy equipment and services.

Electrical Transformers

Our electrical transformers segment designs and manufactures a full line of custom and standard liquid-filled, encapsulated and ventilated electrical transformers used in the control and conditioning of electrical current for critical processes. Our operating companies, Pioneer Transformers Ltd. and Jefferson Electric, Inc., specialize in liquid-filled and dry-type transformers, respectively. Each business unit distinguishes itself by producing a wide range of engineered-to-order and standard equipment, sold either directly to end users, through engineering and construction firms, or through wholesale distributors. We serve customers in a variety of industries including electric utilities, industrial customers, commercial construction companies, original equipment manufacturers, brand label customers and renewable energy producers.

Wind Energy Equipment and Service Business

We are currently developing our wind energy business segment to provide project integration solutions, including equipment sales, procurement, after-sales services and financing to community wind and industrial customers seeking wind turbines with generation capacities of one to two megawatts (MW). Our wind energy operating company, Pioneer Wind Energy Systems Inc., was established through an acquisition in 2010. Its predecessors have a 10-year history of developing, manufacturing, commissioning and servicing our advanced wind turbine designs, principally the P-1650, which is a 1.65 MW wind turbine generator. Our portfolio of completed projects encompasses five units in the Northeast U.S., California and for the U.S. military, all commissioned between 2008 and 2010.  We intend to rely on Pioneer Wind Energy Systems Inc.’s portfolio of licensed technologies and our expertise in engineering, procurement and field services to meet the specific challenges of each wind energy project. We also intend to advance growth in this segment of our business by offering customers creative financing arrangements with extended payment terms and revenue-sharing features.

Business Strategy

We believe we have developed a stable platform from which to develop and grow our business lines, revenues, earnings and shareholder value. We intend to expand rapidly over the next several years through a two-pronged strategy. First, we intend to pursue strategic acquisitions that provide us with complementary product and service offerings, new sales channels, end markets and scalable operations. Second, we are focused on internal growth through operating efficiencies, customer focus and our continued migration towards more highly-engineered products and specialized services.

Acquisitions

We believe a disciplined acquisition program is a key component to accelerating our growth and we intend to pursue opportunities to acquire businesses that broaden the range of customer solutions we provide, increase our market share or expand our geographic reach. In addition to transformer manufacturers, we also intend to acquire producers of other technically-advanced, customized, ancillary or complementary products which address market segments where we seek penetration -- such as in power quality and conditioning. We operate in a highly fragmented industry that is served by a few global diversified electrical equipment manufacturers and numerous small manufacturing companies that provide niche products and services to various sub-segments of the power transmission and distribution market. We favor candidates that have competencies and business characteristics similar to our own, and those that we expect will benefit from some of the major trends affecting our industry.

Internal Growth

We intend to build our revenue and earnings at rates exceeding industry norms primarily by continuing our sales and product mix movement towards more value-added products. We intend to accomplish this goal within our liquid-filled transformer business by emphasizing the sale of more power, network and subsurface transformers to new and existing utility customers, particularly in the U.S. In February 2011, we completed a plant expansion that added approximately 6,000 square feet to our Granby, Quebec facility which will allow us to increase our manufacturing capacity for these larger products. We believe our internal growth objectives for our dry-type transformer business will be achieved by expanding the geographic coverage and productivity of our national distribution network, as well as by continuing to expand our direct sales channel with original equipment manufacturers (OEMs) and brand label customers. Within our wind energy business, we intend to cross-sell equipment manufactured by our other business units, find innovative ways to make our products and services more accessible and better suited to community wind market customers, and establish new partnerships with major international wind turbine equipment manufacturers as appropriate.

Products

Electrical Transformers

We design, develop, manufacture and sell a wide range of liquid-filled and dry-type power, distribution and specialty electrical transformers. An electric transformer is used to reduce or increase the voltage of electricity traveling through a wire. This is accomplished by transferring electric energy from one coil or winding to another coil through electromagnetic induction. Electric power generating plants use generator transformers to “step-up,” or increase, voltage that is transferred through power lines in order to transmit the electricity more efficiently and over long distances. When the high voltage electricity nears its final destination, a “step-down” transformer reduces its voltage. A distribution transformer makes a final step-down in voltage by diminishing the force of the electricity to a level usable in homes and businesses.

Transformers are integral to every electrical transmission and distribution system. Electric utilities use transformers for the construction and maintenance of their power networks. Industrial firms use transformers to supply factories with electricity and to distribute power to production machinery. The renewable energy industry uses transformers to connect new sources of electricity generation to the power grid, as does the construction industry for the supply of electricity to new homes and buildings.

Liquid-Filled Transformers

Our liquid-filled transformer products are manufactured by our wholly-owned subsidiary, Pioneer Transformers Ltd., in electrical power ranges from 25 kVA (kilovolt amperes) to 30 MVA (megavolt amperes) and at up to 69 kV (kilovolts) in voltage. In recent years, we have focused primarily on the small power market, generally considered to include transformers between 1 MVA and 10 MVA, as well as on specialty transformers such as network and other highly-customized models. We sell these products to electrical utilities, independent power providers, electrical co-ops, industrial companies, commercial users and electric equipment wholesalers. Our primary categories of liquid-filled transformers are as follows:

Transformer Type	Range of Sizes	Applications

Small and Medium Power	300 kVA to 30 MVA	Power conversion for the utility and industrial/commercial market, typically found in substations

Network	300 kVA to 3.75 MVA	Subway and vault-type transformers designed to withstand harsh environments and typically used by utilities and municipal power authorities to ensure reliability of service

Pad-Mount	75 kVA to 10 MVA	Distribution transformers commonly used in underground power or distribution systems

Unitized Pad-Mount	Up to 5 MVA	Combines pad-mounts with other equipment in a product that can be substituted for conventional unit substations at apartment complexes, shopping centers, hospitals and similar commercial facilities

Mini-Pad	25 kVA to 167 kVA	Single phase, low profile pad-mounted distribution transformers for residential and underground distribution

Platform-Mount	250 kVA to 2.5 MVA	Single phase units from 250 kVA to 1 MVA, also supplied for substation installation up to 2.5 MVA

Dry-Type Transformers

Our dry-type transformer products are manufactured by our wholly-owned subsidiary, Jefferson Electric, Inc.  Our focus is primarily on low voltage distribution transformers for commercial and industrial power applications, typically in the 15 kVa through 1 MVA size range and for indoor use. Our primary categories of dry-type transformers are as follows:

Transformer Type	Range of Sizes	Applications

Encapsulated Single & Three Phase	50 VA to 50 kVA 3 kVA to 75 kVA	General purpose encapsulated transformers for lighting, industrial and commercial applications. Suitable for indoor or outdoor use

Ventilated Single & Three Phase	25 kVA to 100 kVA 15 kVA to 1 MVA	Ventilated transformers designed for general loads, indoors or out, including for lighting, industrial and commercial applications

Floor Mount Encapsulated	30 kVA to 75 kVA	For all general loads in rugged environment areas including refineries, factories, chemical plants, marine duty, ship docks, and grain mills

Buck Boost Transformers	50 VA to 10 kVA	Single phase transformers for correcting voltage line drops, landscape lighting, low voltage lighting, international voltage adaptation and motor applications

Non-Linear Transformers	15 kVA to 300 kVA	Jefferson Plus™ line of non-linear transformers are designed to meet the load demands caused by computers and other electronic office equipment

Other Transformers	Various size ranges	Drive isolation, industrial control and custom designed transformers, lighting ballasts, reactors, filters and associated other parts

Wind Energy Products & Services

Our P-1650 model wind turbine generator is a 1.65 MW, three-blade wind turbine equipped with full span pitch control and a transmission system with integrated main shaft and main bearings. Our P-1650 turbine is Germanischer Lloyd-certified and was developed by us through a technology license with AMSC Windtec GmbH, a subsidiary of American Superconductor. There is only one other company licensed to sell this wind turbine design in the U.S. The P-1650 unit is also available in a 1.5 MW power rating and can be delivered with a tower height ranging from 65 to 100 meters and a rotor diameter of 77 meters. This model uses a variable speed asynchronous generator and fixed speed gearbox. The combination of electrical torque control and variable pitch control allows the wind turbine to operate at wind speeds from 3.5 meters per second (m/s) and with a constant 1.65 MW energy production in wind speeds between 11 m/s and 20 m/s. In situations where the site characteristics and investment constraints of a project are not conducive to the deployment of our P-1650 unit, our strategy is to acquire and resell comparable units from other manufacturers that meet the project owner’s requirements.

Our monitoring service provides real-time performance tracking and remote control of wind turbines in operation. We also provide operations and maintenance (O&M) services including scheduled maintenance, as well as unscheduled maintenance in situations where uncharacteristic weather conditions, network disturbances or other operating complications arise. As is standard in our industry, we offer a range of manufacturer warranties:

•	electro-mechanical warranty (two years standard);

•	power curve warranty (one year standard);

•	sound level warranty (one year standard); and

•	an availability warranty covering the duration of the O&M contract.

According to each customer’s needs, we also offer extended warranties typically covering the three to five year period after installation.

Harnessing the power of wind requires knowledge of the grid, electrical equipment expertise and an understanding of the complexities of interconnection. In addition to wind turbine products, our wind energy business assists customers in the procurement of ancillary electrical equipment for the project balance of plant, including medium voltage switchgear and liquid-filled transformers such as those manufactured by Pioneer Transformers Ltd.

Community wind projects require a substantial investment. The cost of a single 1.65 MW wind turbine such as ours, including blades and the tower, typically will exceed $2 million.  In addition, the project owner must fund the costs of transportation, construction, the balance of plant and professional fees. In order to alleviate this obstacle for qualified projects, our wind energy business seeks to provide vendor financing for the wind turbine portion of the total project cost. We offer financing structures tailored to each project that reduce the amount of down payment required and establish a repayment schedule following delivery that includes interest charges. Our equipment financing terms are accompanied by customary credit protections and may require that the customer purchase a minimum scope of related services from us, such as an O&M contract.

Our Industries

Electrical Transmission & Distribution Equipment

Demand for our electrical power and distribution transformers results primarily from spending by electric utilities for replacement equipment, grid expansion and efficiency improvements. Demand is also sensitive to overall economic conditions, particularly with respect to the level of industrial production and investment in commercial and residential construction. Other market factors include voltage conversion, voltage unit upgrades, electrical equipment failures, higher energy costs, stricter environmental regulations and investment in sources of renewable energy generation.

According to IBISWorld Inc., a market research firm, the total value of U.S. electrical equipment industry shipments was approximately $34.6 billion in 2010. Of this amount, 16.0%, or $5.5 billion, was comprised of power, distribution and specialty transformers, compared with a 13.1% share of total shipments for transformers in 2002. Together with Canadian shipments of transformers, we believe that the North American market currently exceeds $6.0 billion annually. IBISWorld expects U.S. electrical equipment industry revenue to increase in real terms on average by 4.3% annually in the five year period ending in 2015.

This prediction of industry growth is consistent with the need to modernize and upgrade the U.S. power grid and is supported by regulatory initiatives intended to improve system stability and promote growth in electric power generation by independent producers and in renewable energy sources such as wind power. For example, according to The Brattle Group, a consulting firm, 70% of all power transformers in the U.S. are currently over 25 years old. Moreover, The Brattle Group estimates $1.5 trillion of capital investment will be required in the U.S. electrical infrastructure by 2030 in order to meet growing demand and targets for efficiency, emissions and renewable sources in light of the fact that numerous components of the U.S. power grid are operating at, close to or past their planned service lives.  A majority of these expenditures, or approximately $900 billion, is expected by The Brattle Group to be for transmission and distribution equipment, with the remainder being spent on increasing generation capacity.

The transformer market is very fragmented due to the range of sizes, voltages and technological standards required by different categories of end users.  Many orders are custom-engineered and tend to be very time-sensitive since other critical work is frequently being coordinated around the customer’s transformer installation. The vast majority of North American demand for transformers is satisfied by producers in the U.S. and Canada. According to the U.S. Census Bureau, there are over 250 transformer manufacturers in the U.S. and at least 50 that manufacture larger power and distribution transformers such as those produced by us.

Wind Energy Equipment & Services

With rising energy demand, volatile carbon fuel prices and increasing awareness of the effects of climate change, the wind power market has expanded substantially in the U.S. over the past 5 years. As of January 2011, the American Wind Energy Association (AWEA) reported that total U.S. wind generation capacity stands at 40,180 MW, representing an average annual increase of 35% per annum since the year 2005. Due primarily to the effects of the economic downturn and financial crisis starting in 2008, the rate of U.S. wind generation capacity additions decreased significantly in 2010 versus 2009, but still grew 15% in 2010. The latest industry statistics from AWEA indicate that wind power projects accounted for 39% of all new generating capacity added in 2009 and 1.8% of all electricity provided to the U.S. electric grid.

Investment in wind generation capacity is heavily dependent on government incentives to promote commercial-scale development. The effectiveness of these incentives, principally federal programs like the production tax credit (PTC) and the investment tax credit (ITC), has been marred by frequent expirations and one-to two-year extension periods. Historical uncertainty surrounding the continuation of such incentives has created a boom-and-bust cycle of wind project development and hindered rational industry planning, investments in technology and efforts to reduce costs. In addition to federal-level tax incentives, wind project development is also driven by states that have instituted their own renewable portfolio standards (RPS) requiring electricity service providers to gradually increase the percentage of renewable sources used to meet their electricity demand by specified dates. RPS policies, which invoke financial penalties on service providers if targets are not met, currently exist in 28 U.S. states, but not at the national level.

The wind turbine equipment market is dominated by several large, multi-national manufacturers that are equipped for orders requiring dozens or even hundreds of units sold to utilities and other well-capitalized project developers. By contrast, the market segment addressed by our wind energy business, “community wind,” encompasses projects that are locally owned and employ utility-scale equipment, but are generally intended to have less than 20 MW in generation capacity, with many requiring as few as one wind turbine. Community wind projects are commonly owned by municipal or cooperative electric utilities, towns, universities, individual landowners and local businesses or factories. Although community wind represents only a small sub-sector of the entire U.S. wind market, it has several characteristics that we believe are favorable to our business:

•	local ownership and support which tends to facilitate project approval and implementation; and

•	the power generated is often for on-site consumption, rather than exclusively intended for resale and distribution into the broader grid.

These factors generally make the viability of community wind projects less susceptible to fluctuations in wholesale electricity prices and the availability of financing in the capital markets. At the same time, given the relatively small size of community wind projects, developers frequently have difficulty attracting major turbine manufacturers and traditional sources of financing, challenges that we feel represent an opportunity for our wind energy business.

Customers

Prior to 2010, we sold our products principally to Canadian customers, including many of Canada’s electrical utilities, municipal power systems, large industrial companies, engineering and construction firms and a number of electrical distributors. After giving effect to our acquisition of Jefferson Electric, Inc. on April 30, 2010, we expect annual sales in our electrical transformers segment to be more balanced between the U.S. and Canada, with Canadian customers still representing the majority. In our wind energy segment, Pioneer Wind Energy Systems Inc. is focused primarily on selling products and services to U.S. customers, and did not make any contribution to our revenue during 2010.

 Approximately 36% and 40% of our sales in 2010 and 2009, respectively, were made to Hydro-Quebec Utility Company, a government-owned utility in the Province of Quebec, Canada. The majority of our sales to Hydro-Quebec Utility Company are made pursuant to a long-term contract for the supply of pad-mount transformers that expired and was replaced in 2010. In 2010, we were awarded an additional contract by Hydro-Quebec Utility Company for the supply of submersible transformers. Both contracts have initial terms expiring during the second quarter of 2012 and two one-year renewal options providing for a maximum term of four years. The contracts set forth the terms, conditions and rights of the parties with respect to the supply of the subject products including ordering and delivery procedures, required technical specifications, minimum performance standards, product pricing and price adjustment mechanisms, terms of payment and rights of termination. The contracts do not require Hydro-Quebec Utility Company to order any minimum quantity of products from us and do not grant us any form of supply exclusivity. Hydro-Quebec Utility Company has been a customer of ours and our predecessors for approximately 40 years, over which time we have been party to consecutive long-term contracts for an uninterrupted period spanning several decades. We believe the status of our business relationship with Hydro-Quebec Utility Company to be good. In 2010, no other customer accounted for 10% or more of our sales, although Siemens Industry, Inc., a significant customer of our Jefferson Electric, Inc. subsidiary, did represent 9%. Aside from Hydro-Quebec Utility Company and Siemens Industry, Inc., we do not believe that the loss of any specific customer would have a material adverse effect on our business.

Marketing, Sales and Distribution

A substantial portion of the transformers manufactured by us are sold to customers by our direct sales force of full-time sales personnel and executive management operating from our office locations in the U.S. and Canada.  Our transformer products are also sold through a network of independent sales agents throughout North America that sell primarily to full-line electrical distributors and to maintenance, repair and overhaul organizations.  Our direct sales force markets to end users and to third parties, such as original equipment manufacturers and engineering firms, that prescribe the specifications and parameters that control the applications of our products. Our wind energy products and services are marketed entirely on a direct basis to customers by our full-time business development personnel.

Sales Backlog

Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our transformer products that are not yet complete or for which work has not yet begun.  Our sales backlog as of December 31, 2010 was approximately $18.7 million, as compared to $16.5 million at December 31, 2009. We anticipate that substantially all of our current backlog will be delivered during 2011. Orders included in our sales backlog are represented by customer purchase orders and contracts that we believe to be firm.  As of December 31, 2010, there was no backlog for our wind energy business.

Competition

Electrical Transformer Business

We experience competition from a large number of transformer manufacturers. The number and size of our competitors varies considerably by product line, with many of our competitors tending to be small, highly specialized or focused on a certain geographic market area or customer. However, several of our competitors have substantially greater financial and technical resources than us, including some of the world’s largest electrical products companies. A representative  list of our competitors includes ABB Ltd., Actuant Corporation, Carte International, Inc., Cooper Industries plc, General Electric Company, Groupe Schneider, Hammond Power Solutions Inc., Howard Industries, Inc. and Partner Technologies, Inc.

We believe that we compete primarily on the basis of product quality, product innovation, product availability, service and price. In our liquid-filled transformer business, we have established a niche in the manufacture and design of small power and distribution electrical transformers and, in particular, custom transformers for specialized and complex applications. As a result of our long-time presence in the industry, we possess a number of special transformer designs that we have engineered and developed specifically for our customers. We believe these designs give us a competitive advantage and that they are a major contributor to our frequency of repeat customer orders. Our customers order from us as their needs may require, and the level of their orders can change significantly from year-to-year based on the status of their individual construction projects and capital budgeting activities. Despite these variations we have a significant number of repeat customers. Approximately 40% to 50% of our customers in any given year were also customers in the prior year. In our dry-type transformer business, we believe that we compete primarily on the basis of product quality, price, availability, on-time shipment record, service and flexibility to provide custom-engineered solutions to satisfy customer needs.

Wind Energy Business

The wind turbine equipment and services business is highly competitive and dominated by a few much larger corporations with significantly greater resources than us such as GE Energy, Vestas Wind Systems A/S, Siemens Wind Power A/S and Gamesa Corporation Tecnologica S.A. In future years we also expect increasing competition in the North American market from a number of low-cost manufacturers based in China. Our ability to grow in the face of this competition will depend on our ability to successfully provide customized, innovative solutions to community wind customers, a segment of the marketplace we currently believe to be underserved by our competition.

Raw Materials and Suppliers

The principal raw materials purchased by us are core steel, copper wire, aluminum strip and insulating materials including transformer oil. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors. These raw materials and components are available from and supplied by numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We attempt to minimize the effect on our profit margins of unanticipated changes in the prices of raw materials by including escalation clauses in our customer contracts that allow us to increase or reduce our fees if the costs of raw materials unexpectedly rise or decrease.  Approximately 50% of our annual sales are made pursuant to contracts that contain such escalation clauses, which, subject to various formulae and limitations, permit us to adjust the final prices we charge.  We anticipate no significant difficulty fulfilling our raw material purchase requirements and have not experienced any such difficulty in the past several years.  Our largest suppliers include Aztek Technologies, S.A. De C.V, Cogent Power, Inc., Essex Group, Inc., Itochu Corporation, JFE Shoji Steel America, Inc. and Rea Magnet Wire Company.

Purchases of raw materials and components in our wind energy business were insignificant during the seven-month period in 2010 in which we were an industry participant. In the future, as order volume may dictate, we anticipate that the largest components of our purchases will consist of finished wind turbine nacelles, towers and rotor blades.  The wind turbine equipment supply chain is a large and global industry with many participants and we do not anticipate significant difficulty in fulfilling our potential future purchasing requirements.

 Employees

At December 31, 2010, we had 203 employees consisting of 58 salaried staff and 145 hourly workers.  We also had two part-time employees.  Our hourly employees located at our plant in Granby, Quebec, Canada are covered by a collective bargaining agreement with the United Steel Workers of America Local 9414 that expires in May 2015. The hourly employees located at our manufacturing facility in Reynosa, Mexico are also covered by a collective bargaining agreement with a local labor union that has an indefinite term, subject to annual review and negotiation of key provisions. We consider our relationship with our employees to be good.

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

Corporate History

We were originally formed in the State of Nevada in 2008. On November 30, 2009, we merged with and into Pioneer Power Solutions, Inc., a Delaware corporation and our wholly-owned subsidiary, for the sole purpose of changing our state of incorporation from Nevada to Delaware and changing our name to “Pioneer Power Solutions, Inc.” On December 2, 2009, pursuant to a share exchange agreement, we acquired all of the issued and outstanding capital stock of Pioneer Transformers Ltd. and our officers and directors were replaced by designees of Pioneer Transformers Ltd.  After the share exchange, we divested all of our pre-share exchange operating assets and succeeded to the business of Pioneer Transformers Ltd. as our sole line of business.

On April 30, 2010, we acquired Jefferson Electric, Inc. through a merger pursuant to which JEI Acquisition, Inc., a wholly-owned subsidiary of ours, merged with and into Jefferson Electric, Inc., with Jefferson Electric, Inc. continuing as the surviving corporation and becoming a wholly-owned subsidiary of ours.

On June 7, 2010, through our wholly-owned subsidiary Pioneer Wind Energy Systems Inc., we acquired substantially all the inventory, capital assets, intangible assets and intellectual property of AAER Inc., a manufacturer of wind turbines with generation capacities exceeding one MW based in Quebec, Canada. On August 13, 2010, through our wholly-owned subsidiary Pioneer Wind Energy Holdings, Inc., we purchased common shares representing 100% of the voting and economic interests of AAER Inc., including its residual assets and accumulated operating tax losses. On December 31, 2010, we completed a share exchange in which Pioneer Wind Energy Systems Inc. was merged with and into AAER Inc., the entity through which we conduct all our wind energy business activities. On March 18, 2011, we amended the articles of incorporation of AAER Inc. to change its name to Pioneer Wind Energy Systems Inc.

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

Risks Relating to Our Business

Our industry is highly competitive.

The electrical transformer industry is highly competitive.  Principal competitors in  our markets include ABB Ltd., Carte International, Inc., Cooper Industries plc, General Electric Company, Groupe Schneider, Hammond Power Solutions Inc., Howard Industries, Inc. and Partner Technologies, Inc.  A number of these competitors are significantly larger and have substantially greater resources than we do and are able to achieve greater economies of scale and lower cost structures than us and may, therefore, be able to provide their products to customers at lower prices than we are able to. Moreover, we cannot be certain that our competitors will not develop the expertise, experience and resources to offer products that are superior in both price and quality to our products. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base.

Because we currently derive a significant portion of our revenues from two customers, any decrease in orders from these customers could have an adverse effect on our business, financial condition and operating results.

We depend on Hydro-Quebec Utility Company for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company, has, in the past, had a significant impact on our results of operations. In particular, Hydro-Quebec Utility Company represented a substantial portion of our sales, approximately 36% and 40% of net sales in the years ended December 31, 2010 and 2009, respectively.  In addition, Siemens Industry, Inc. accounted for 34% and 29% of Jefferson Electric, Inc.’s net sales in the years ended December 31, 2010 and 2009, respectively.  If either of these customers was to significantly cancel, delay or reduce the amount of business it does with us, there could be a material adverse effect on our business, financial condition and operating results. Our long term supply agreements for the sale of our products to Hydro-Quebec Utility Company expire in 2012 and we therefore cannot assure you that Hydro-Quebec Utility Company will continue to purchase transformers from us in quantities consistent with the past or at all.  Moreover, although Jefferson Electric, Inc. has an agreement for the sale of its products to Siemens Industry, Inc., nothing in the agreement provides assurance that Siemens Industry, Inc. will continue to purchase transformers from Jefferson Electric, Inc. in quantities consistent with the past or at all.  If either of these customers were to become insolvent or otherwise unable to pay or were to delay payment for services, our business, financial condition and operating results could also be materially adversely affected.

Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

Our raw material costs represented approximately 63% and 64% of our revenues for the years ended December 31, 2010 and 2009, respectively. Although we anticipate that this percentage will be lower in the future due to our acquisition of Jefferson Electric, Inc., there is no guarantee that such result will be achieved.  The principal raw materials purchased by us are core steel, copper wire, aluminum strip and insulating materials including transformer oil. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors. These raw materials and components are available from and supplied by numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. While we do not anticipate significant difficulty fulfilling our raw material purchase requirements and have not experienced any such difficulty in the past three years, we cannot provide any assurances that we will not experience such difficulties in the future.

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

A significant asset included in our working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Deterioration in the credit quality of Hydro-Quebec Utility Company, Siemens Industry, Inc. or of any other major customers, could have a material adverse effect on our operating results and financial condition.

We may face impairment charges if economic environments in which our business operates and key economic and business assumptions substantially change.

Assessment of the potential impairment of property, plant and equipment, goodwill and other identifiable intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of long-lived assets is dependent on numerous assumptions and reflects our best estimates at a particular point in time, which may vary from testing date to testing date. The economic environments in which our businesses operate and key economic and business assumptions with respect to projected product selling prices and materials costs, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the economic environment and the economic outlook for the assets being evaluated could also result in additional impairment charges. Any significant asset impairments would adversely impact our financial results.

We are vulnerable to economic downturns in the commercial construction market, which may reduce the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.

Portions of our business, in particular those of Jefferson Electric, Inc., involve sales in connection with commercial real estate construction.  Our sales to this segment are affected by the levels of discretionary consumer and business spending. During economic downturns in these segments, the levels of consumer and business discretionary spending may decrease. This decrease in spending will likely reduce the demand for some of our products and may adversely affect our sales, earnings, cash flow or financial condition.

The commercial and industrial building and maintenance sectors began to experience a significant decline in 2008. The downturn in these segments contributed to a decline in the demand for some of Jefferson Electric, Inc.’s products and adversely affected Jefferson Electric, Inc.’s sales and earnings in prior periods. We cannot predict the duration or severity of the downturn in these segments. Continued downturn in these segments could continue to reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.

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

We depend on the continued efforts of Nathan J. Mazurek, our principal executive officer, and other senior management. We cannot be certain that any of these individuals will continue in their capacities for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

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

Approximately 75% of our workforce is unionized.  Our current collective bargaining agreement with our unionized workforce in Canada expires in May 2015. We have a similar agreement our unionized workforce in Reynosa, Mexico that has an indefinite term, subject to annual review and negotiation of key provisions. If we are unable to renew our agreements regarding the terms of these collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

We carry insurance against many potential liabilities, and our risk management activities may leave us exposed to unidentified or unanticipated risks.

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

We are subject to international, federal, provincial, state and local laws and regulations governing environmental matters, including emissions to air, discharge to waters and the generation and handling of waste. We are also subject to laws relating to occupational health and safety. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

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

We rely on our credit facilities with our lenders, amongst other avenues, to satisfy our liquidity needs. Disruptions in the credit markets or deterioration of the banking industry’s financial condition, may discourage or prevent our lenders and other lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit our ability to issue debt securities in the capital markets.  We can provide no assurances that our lenders or any other lenders we may have will meet their existing commitments or that we will be able to access the credit markets in the future on terms acceptable to us or at all.

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

Pioneer Transformers Ltd. has credit facilities with restrictive loan covenants that may impact our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

Our credit facilities with our lenders contain certain covenants that restrict our ability to, among other things:

•	effect an amalgamation, merger or consolidation with any legal entity;
•	cause our subsidiaries to wind up, liquidate or dissolve their affairs;
•	change the nature of our core business; or
•
alter our capital structure in a manner that would be materially adverse to our lenders, undergo a change of control and make investments or advancements to affiliated or related companies without our primary lender’s prior written consent.

The majority of the liquidity derived from our credit facilities is based on availability determined by a borrowing base. Specifically, the availability of credit is dependent upon our eligible receivables, inventory and certain liens. We may not be able to maintain adequate levels of eligible assets to support our required liquidity.

In addition, our credit facilities require us to meet certain financial ratios, including maintenance of a minimum debt service coverage ratio,  a minimum current ratio and a maximum total debt to tangible net worth ratio. Our ability to meet these financial provisions may be affected by events beyond our control.  If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit facilities, our lenders could institute foreclosure proceedings against the assets securing borrowings under those facilities for approximately $10.0 million, which would harm our business, financial condition and results of operations.

Jefferson Electric, Inc. may be unable to service, repay or refinance its debt and remain in compliance with its debt covenants, which could have a material adverse effect on our business.

Jefferson Electric, Inc. is highly leveraged, and its ability to repay its debt, substantially all of which is due to be repaid in October 2011, will depend on its financial and operating performance and on our ability to successfully implement our business strategy with respect to Jefferson Electric, Inc.  The financial and operational performance of Jefferson Electric, Inc. will depend on numerous factors, many of which are beyond our control, such as economic conditions and governmental regulation.  We cannot be certain that Jefferson Electric, Inc.’s earnings will be sufficient to allow it to pay the principal and interest on its debt and meet its other obligations. If Jefferson Electric, Inc. does not generate enough cash flow to service its debt, it may be unable to refinance all or part of the existing debt or sell assets on terms acceptable to us, if at all. Further, failing to comply with the financial and other restrictive covenants in its loan agreement could result in an event of default, which could result in acceleration of the payments due.  Because Jefferson Electric, Inc.’s debt is secured by substantially all of Jefferson Electric, Inc.’s assets, if Jefferson Electric, Inc. is unable to service, repay or refinance its debt and remain in compliance with its debt covenants, we could lose all of our investment in Jefferson Electric, Inc.

Our revenue may be adversely affected by fluctuations in currency exchange rates.

A majority of our expenditures and revenue will be spent or derived in Canada. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues. For example, if the Canadian dollar appreciates relative to the U.S. dollar, the fluctuation will result in a positive impact on the revenues that we report. However, if the Canadian dollar depreciates relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the Canadian dollar. Conversely, the impact of currency fluctuations may result in an increase in reported sales despite declining sales when reported in the Canadian dollar. The exchange rate from the U.S. dollar to the Canadian dollar has fluctuated substantially and may continue to do so in the future. Though we may choose to hedge our exposure to foreign currency exchange rate changes in the future, there is no guarantee such hedging, if undertaken, will be successful.

Risks Related to Pioneer Wind Energy Systems Inc.

The wind turbine-related assets that we acquired from AAER Inc. were acquired pursuant to Canadian court proceedings in which AAER Inc. sought protection from its creditors after it failed to raise additional capital to fund losses from its wind turbine manufacturing and marketing business. As such, no assurance can be given that we will be able to operate AAER Inc.’s former business at a profit, or that we will continue to provide for the funding needs of Pioneer Wind Energy Systems Inc. if it does not perform to our expectations.

All of our wind turbine assets were acquired from AAER Inc. in connection with the failure of AAER Inc. to raise sufficient capital to continue funding its wind turbine manufacturing and marketing business. We are seeking a qualified third party to assemble our wind turbine model for us, but have so far been unable to establish such an arrangement. While we believe this operating model for our Pioneer Wind Energy Systems Inc. business would entail less inventory risk and require less working capital than AAER Inc.’s operations, no assurance can be given that we will be able to monetize the wind turbine assets we purchased, and related products sold in the future, at a profit and succeed where AAER Inc. was unable to. In particular, we have limited experience in working with wind turbines. Moreover, the wind turbine business is highly competitive and dominated by a few much larger corporations with greater resources such as GE Energy, Siemens Wind Power A/S, Vestas Wind Systems A/S and Gamesa Corporation Tecnologica S.A.

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

Finally, in addition to regulatory incentives, some of our customers will rely on third party financing in connection with the purchase of wind turbines from us. Starting during the economic downturn of 2008 such financing became very difficult to obtain for wind power projects and remains challenging to secure. The absence of easily obtainable third party financing for wind power projects could materially reduce demand for our wind turbines.

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

Our business strategy includes providing equipment financing assistance to our customers, a practice with which we have no experience to date.

Inherent in our strategy to provide financing in conjunction with sales of our wind turbine equipment is credit risk associated with our customers.  We intend to provide customers extended payment terms from the time of wind turbine delivery and installation. If successful selling wind turbine equipment on this basis, we anticipate that each sale will create over $1.0 million of accounts receivable plus interest per customer per project and will provide for a payment schedule of up to, or exceeding, one year. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for our equipment and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. The creditworthiness of each customer and the rate of delinquencies, repossessions and net losses on customer obligations will be directly impacted by several factors, including relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer's management team, the sustained value of the underlying collateral and the overall performance of the customer’s power project. In the event of delinquencies that might cause us to seek to take possession of our collateral, there can be no assurance that we will be able to sell such collateral at a price sufficient to recover our investment.

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

The market price of our common stock is highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;
•	additions or departures of key personnel;
•	sales of our common stock, including management shares;
•	limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

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

There is, at present, only a limited trading market for our common stock. The price at which our common stock may be sold is very unpredictable because there are very few trades in our common stock. Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price. In addition, our common stock currently trades on the OTC Bulletin Board, which generally lacks the liquidity, research coverage and institutional investor following of a national stock exchange like the NYSE Amex Equities, the New York Stock Exchange or the Nasdaq Stock Market. While we intend to list our common stock on a national stock exchange once we satisfy the initial listing standards for such an exchange, we currently do not, and may not ever, satisfy such initial listing standards. Furthermore, in order for us to satisfy these initial listing standards, we may be required to effectuate a reverse stock split or potentially dilutive offering. Should we nonetheless fail to satisfy the initial listing standards for a national stock exchange or should our common stock be otherwise rejected for listing and remain on the OTC Bulletin Board or be suspended from the OTC Bulletin Board, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

Provident Pioneer Partners, L.P., which is controlled by Nathan J. Mazurek, chief executive officer and chairman of the board of directors, beneficially owns approximately 78% of our outstanding common stock. As a result of this stock ownership, Provident Pioneer Partners, L.P. and Mr. Mazurek can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Provident Pioneer Partners, L.P. and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of us as a whole.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

On December 2, 2009, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that we may need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We have two manufacturing facilities, one located in Granby, Quebec, Canada, and the other located in Reynosa, Mexico. Our Granby facility was built in 1962 and consists of approximately 44,000 square feet.  The facility sits on approximately 25 acres in the town of Granby which is located approximately 40 miles east of Montreal. We own both the facility and the land through our wholly-owned subsidiary, Barnard Granby Realty, Inc. Our Reynosa facility consists of approximately 52,000 square feet of manufacturing and office space and is leased for approximately $24,000 per month under a lease that expires in 2013. The lease includes an option to renew for an additional five years at the same lease rate. We also lease a 22,000 square foot centralized logistics facility in Pharr, Texas for approximately $12,000 per month under a lease that expires in 2013.

We believe our manufacturing and distribution facilities are well maintained and in proper condition to operate at current levels. In order to increase the manufacturing capacity of our Granby facility, in February 2011 we completed a plan that expanded its size by approximately 6,000 square feet by building onto land that we already owned.

We lease office space for the engineering and marketing activities of our Pioneer Transformers Ltd. subsidiary in Mississauga near Toronto, Ontario, Canada.  Our monthly rent is $3,200 and the lease expires in 2016.  Our Jefferson Electric, Inc. subsidiary leases office space for its management, sales, marketing, design engineering and administrative functions in Franklin, Wisconsin for a monthly rent of approximately $4,300 under a lease that expires in December 2013. We also pay approximately $3,400 per month to lease our executive management and sales office in Fort Lee, New Jersey.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any material legal proceedings nor are we aware of any such threatened or pending litigation.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was originally approved for quotation on the OTC Bulletin Board on February 2, 2009 and since January 7, 2010, our common stock has been quoted under the trading symbol PPSI.OB. Prior to January 7, 2010, our common stock did not trade regularly. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2010	High	Low
First Quarter	$3.40	$1.50
Second Quarter	$3.09	$2.65
Third Quarter	$3.05	$2.00
Fourth Quarter	$3.00	$2.65

The last reported sales price of our common stock on the OTC Bulletin Board on March 24, 2011, was $2.40 per share. As of March 24, 2011, there were 24 holders of record of our common stock.

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock. Rather, we intend to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. Subject to legal and contractual limits, our board of directors will make any decision as to whether to pay dividends in the future. Notwithstanding the foregoing, Pioneer Transformers Ltd., our wholly-owned subsidiary, prior to our share exchange on December 2, 2009, paid cash dividends to Provident Pioneer Partners, L.P., its sole stockholder at the time, of $2.7 million during 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Recent Events

We are an owner and operator of electrical equipment and service businesses headquartered in Fort Lee, New Jersey. Our subsidiaries provide a range of products and services to the electrical transmission and distribution industry. Our focus is on the electric utility, industrial, commercial and wind energy market segments and our customers are primarily located in North America.

On December 2, 2009, we completed a share exchange pursuant to which we acquired all of the issued and outstanding capital stock of Pioneer Transformers Ltd. in exchange for a controlling interest in us and our officers and directors were replaced by designees of Pioneer Transformers Ltd.. In addition,  following the share exchange, we discontinued development of our former business and succeeded to the business of Pioneer Transformers Ltd.  As a result, the share exchange was accounted for as a reverse business combination in which Pioneer Transformers Ltd., rather than us, was deemed to be the accounting acquirer. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Pioneer Transformers Ltd. and do not include historical financial results of our former business.

 On April 30, 2010, we completed the acquisition of Jefferson Electric, Inc., a Wisconsin-based manufacturer and supplier of dry-type transformers. In addition, through transactions completed in June and August 2010 we acquired substantially all the assets and the capital stock of AAER Inc. to form Pioneer Wind Energy Systems Inc., a manufacturer of wind turbines with generation capacities exceeding one MW based in Quebec, Canada.

Accounting for the Share Exchange

The share exchange on December 2, 2009 was accounted for as a recapitalization.  Pioneer Transformers Ltd. was the acquirer for accounting purposes and we were the acquired company.  Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Pioneer Transformers Ltd., retroactively restated for, and giving effect to, the number of shares received in the share exchange, and do not include the historical financial results of our former business.  The accumulated earnings of Pioneer Transformers Ltd. were also carried forward after the share exchange and earnings per share have been retroactively restated to give effect to the recapitalization for all periods presented.  Therefore, results of operations reported for periods prior to the share exchange are those of Pioneer Transformers Ltd.

Foreign Currency Exchange Rates

In connection with our share exchange with Pioneer Transformers Ltd. and the discontinuation of our former business, we elected to report our financial results in U.S. dollars. Accordingly, all comparative financial information contained in this discussion has been recast from Canadian dollars to U.S. dollars. We also elected to report our financial results in accordance with generally accepted accounting principles in the U.S. to improve the comparability of our financial information with our peer companies.

Although we have elected to report our results in accordance with generally accepted accounting principles in the U.S. and in U.S. dollars, our largest operating subsidiary, Pioneer Transformers Ltd., is a Canadian entity and its functional currency is the Canadian dollar. As such, the financial position, results of operations, cash flows and equity of Pioneer Transformers Ltd. are initially consolidated in Canadian dollars. The subsidiary’s assets and liabilities are then translated from Canadian dollars to U.S. dollars by applying the foreign currency exchange rate in effect at the balance sheet date, while the results of its operations and cash flows are translated to U.S. dollars by applying the average foreign currency exchange rate in effect during the reporting period. The resulting translation adjustments are included in other comprehensive income or loss.

The financial position and operating results of Pioneer Transformers Ltd. have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2010			2009
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$1.0158	$1.0409	$1.0409	$1.2613	$1.2453	$1.2453
June 30	$1.0646	$1.0276	$1.0343	$1.1630	$1.1672	$1.2062
September 30	$1.0290	$1.0391	$1.0359	$1.0707	$1.0974	$1.1700
December 31	$0.9946	$1.0128	$1.0301	$1.0510	$1.0563	$1.1415

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

Revenue Recognition Policies.   Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery occurs, (3) the sales price is fixed or determinable, (4) collectability is reasonably assured and (5) customer acceptance criteria, if any, have been successfully demonstrated. Revenue is recognized on the sale of goods, when the significant risks and rewards of ownership have been transferred to the buyer upon delivery, provided that we maintain neither managerial involvement to the degree usually associated with ownership, nor effective control over the goods sold. There are no further obligations on our part subsequent to revenue recognition, except when customers have the right of return or when we warrant the product. We record a provision for future returns, based on historical experience at the time of shipment of products to customers. We warrant some of our products against defects in design, materials and workmanship for periods ranging from one to three years depending on the model. We record a provision for estimated future warranty costs based on the historical relationship of warranty claims to sales at the time of shipment of products to customers. We periodically review the adequacy of our product warranties and adjust, if necessary, the warranty percentage and accrued warranty reserve for actual experience.

Changes in Accounting Principles

No significant changes in accounting principles were adopted during 2009 and 2010, except for the following:

Fair Value Measurements.  In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2010-06”). ASU 2010-06 requires reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis, and (4) the transfers between Levels 1, 2, and 3.  ASU 2010-06 is effective for fiscal years beginning on or after December 15, 2009, except for the disclosure regarding Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  The adoption of ASU 2010-06 for Levels 1 and 2 did not have a material impact on our consolidated financial statements, and we do not expect the adoption of the standard for Level 3 to have a material impact on our consolidated financial statements.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenue. For the year ended December 31, 2010, consolidated revenues increased 16.3% to $47.2 million, up from $40.6 million during the year ended December 31, 2009. The acquisition of Jefferson Electric, Inc. on April 30, 2010 contributed approximately $13.2 million to our revenue during 2010, versus no contribution in 2009. Revenue from Pioneer Transformers Ltd. decreased by approximately $6.5 million, or 16.1%, during the year ended December 31, 2010, as compared to 2009. This decline was due to lower unit volume, attributed primarily to weakness in demand from industrial customers, as compared to the prior year. Our wind energy business, which was established in June 2010, made no contribution to our total revenue in 2010 and 2009.

Gross Margin.  For the year ended December 31, 2010, our gross margin percentage decreased to 24.6% of revenues, compared to 29.2% during the year ended December 31, 2009.  This decrease was attributable primarily to less favorable product mix and lower unit volume experienced by our Pioneer Transformers Ltd. business during the year ended December 31, 2010, as compared to the prior year. In addition, our new Jefferson Electric, Inc. subsidiary generally achieves a lower gross margin percentage as compared to Pioneer Transformers Ltd. On a consolidated basis, approximately 3.1% of the gross margin decline was attributable to Pioneer Transformers Ltd. and 1.5% to Jefferson Electric, Inc.

Selling, General and Administrative Expense. For the year ended December 31, 2010, selling, general and administrative expense increased by approximately $3.8 million, or 90.7%, to approximately $8.0 million, as compared to $4.2 million during the year ended December 31, 2009. Approximately $1.5 million of the increase was due to higher corporate expenses mostly incurred in connection with being a public company, including $0.4 million for non-cash costs associated with the issuance of employee and director stock options and the issuance of stock and warrants to our investor relations firm. The remaining $2.4 million net increase is attributable to the inclusion of Jefferson Electric, Inc. ($2.4 million) and Pioneer Wind Energy Systems Inc. ($0.4 million) in our consolidated results during the year ended December 31, 2010, offset by reduced selling, general and administrative expense at Pioneer Transformers Ltd. ($0.5 million).

Foreign Exchange (Gain) Loss.  Most of our consolidated operating revenues are denominated in Canadian dollars, principally via our Pioneer Transformers Ltd. operating subsidiary, and a material percentage of our expenses are denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the year ended December 31, 2010, we recorded a gain of $0.1 million due to currency fluctuations, compared to a gain of approximately $0.3 million during the year ended December 31, 2009.

Interest and Bank Charges.  For the year ended December 31, 2010, interest and bank charges were approximately $0.2 million, as compared to $0.3 million for the year ended December 31, 2009. The decrease in interest expense was due to the reversal of approximately $0.1 million of interest accrued that was related to a tax liability previously recorded by Pioneer Transformers Ltd. In the fourth quarter of 2010, we agreed to a settlement with the Canadian tax authorities whereby no interest charges will be imposed and we are instead expecting to receive a significant refund. Without the effect of reversing this accrued interest, our interest expense would have been stable during 2010 as compared to 2009. We had higher average borrowings as a result of the assumption of our Jefferson Electric, Inc. subsidiary’s debt in 2010. The resulting increase in interest expense was offset by a decrease at Pioneer Transformers Ltd. which had significantly lower average borrowings during 2010 as compared to 2009, primarily due to the repayment of approximately $4.4 million of its bank indebtedness in December 2009.

Other Expense (Income).  For the year ended December 31, 2010, our other expense of $0.9 million consisted of professional fees and restructuring costs related to our acquisitions of Jefferson Electric, Inc., select assets from AAER Inc. and the acquisition of AAER Inc.  Approximately 50% of these costs were transaction-related fees and expenses.  The remainder of other expense (income) was incurred in connection with restructuring AAER Inc.’s business following the acquisition.

Gain on Bargain Purchase.  On June 7, 2010, we acquired most of the inventory and substantially all of the capital assets, intangible assets and intellectual property of AAER Inc. for approximately $0.4 million in cash. In connection with the transaction, the fair value of the inventory and capital assets acquired, net of deferred tax liabilities, was determined to be approximately $1.5 million. In August 2010, we sold a portion of the AAER Inc. assets that were acquired in June at a price exceeding their initially recorded fair value, resulting in an additional gain on sale of approximately $0.1 million. Accordingly, we recognized a gain on bargain purchase of approximately $1.1 million, representing the excess of the fair value of net assets acquired over the consideration paid. In the fourth quarter of 2010, we determined that certain of the capital assets we acquired were impaired by an amount of $0.4 million, resulting in a reduction to the previously recognized gain on bargain purchase to $0.7 million.

Provision for Income Taxes.  Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 10.0% in 2010 compared to 32.7% in 2009.  The decrease in the effective tax rate resulted primarily from a settlement we reached with the Canadian tax authority resulting in a $0.9 million refund of taxes previously paid by us, to be received during 2011.

Net Earnings.  We generated net earnings of $2.9 million for the year ended December 31, 2010, down 42.4% from approximately $5.1 million during the year ended December 31, 2009. Our net earnings benefited from the acquisition of Jefferson Electric, Inc. during 2010, but were negatively impacted by weaker sales and earnings from our Pioneer Transformers Ltd. subsidiary and significantly higher selling, general and administrative expenses during the year ended December 31, 2010, as compared to the year ended December 31, 2009. Earnings per basic and diluted share was $0.10 for the year ended December 31, 2010, as compared to $0.22 per basic and diluted share for the year ended December 31, 2009. There were 6.4 million additional weighted average diluted shares outstanding during the year ended December 31, 2010, as compared to the year ended December 31, 2009, an amount which reflects the completion of our share exchange and private placement transactions during the fourth quarter of 2009, as well as the issuance of our common shares in conjunction with the acquisition of Jefferson Electric, Inc.

Backlog.  Our order backlog at December 31, 2010 was $18.7 million, up 13.3% from $16.5 million at December 31, 2009. The $2.2 million increase in our backlog is evenly split between new orders received by Pioneer Transformers Ltd. and the inclusion of backlog from Jefferson Electric, Inc. in the 2010 period. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2011. New orders placed during the year ended December 31, 2010 totaled $47.7 million, an increase of 25.7% compared to new orders of $38.0 million that were placed during the year ended December 31, 2009. The large percentage increase in orders on a year-over-year basis is primarily due to the inclusion of Jefferson Electric, Inc. in our 2010 results.

Liquidity and Capital Resources

General.  At December 31, 2010, we had cash and cash equivalents of approximately $0.5 million and total debt, including capital lease obligations, of $6.1 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, debt repayment and capital improvements. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next 12 months.

Our operating activities generated cash flow of approximately $3.3 million during the year ended December 31, 2010, compared to cash flow from operating activities of $4.3 million during the year ended December 31, 2009. The principal elements of cash flow from operating activities during 2010 were net earnings of $2.9 million, offset by $0.7 million of non-cash income related to the gain on bargain purchase associated with the AAER Inc. transaction. Cash flow from operating activities during 2010 also increased by approximately $0.2 million from changes in our operating working capital and $0.9 million from the effect of non-cash expenses included in our net earnings.

Cash used in investing activities during the year ended December 31, 2010 was approximately $2.3 million, as compared to $0.3 million during the year ended December 31, 2009. During the year ended December 31, 2010, we used approximately $1.7 million for capital expenditures, principally for the expansion of our manufacturing facility located in Quebec, Canada. In 2010, we used another $0.8 million for acquisitions. Offsetting our cash used in investing activities was $0.2 million of net proceeds we received from the sale of certain capital assets we had previously purchased from AAER Inc. During the year ended December 31, 2009, our cash used in investing activities consisted entirely of additions to property and equipment at Pioneer Transformers Ltd.

Cash used by our financing activities was approximately $2.0 million during the year ended December 31, 2010, compared to $2.5 million during the year ended December 31, 2009. Our primary use of cash for financing activities during the year ended December 31, 2010 was for debt repayment of $1.9 million, together with approximately $0.1 million for equity financing transaction costs. During the year ended December 31, 2009, we raised gross proceeds of $5.0 million from an issuance of common stock to investors. Our primary uses of cash for financing activities in 2009 consisted of $4.5 million in debt repayments, $2.7 million to make dividend payments to Provident Pioneer Partners, L.P., previously the sole stockholder of Pioneer Transformers Ltd., and $0.2 million for equity financing transaction costs.

As of December 31, 2010, our current assets were 1.1 times our current liabilities. Current assets increased by $2.1 million and current liabilities increased by $9.0 million during the year ended December 31, 2010. These increases were primarily due to the acquisition of Jefferson Electric, Inc. during the year and the inclusion of its current maturities of debt and accounts payable and accrued liabilities. As a result, our net working capital balance decreased by $6.9 million to $2.0 million during the year ended December 31, 2010, as compared to $9.0 million of net working capital as of December 31, 2009.

Credit Facilities.  In October 2009, our Pioneer Transformers Ltd. subsidiary entered into a financing arrangement with a Canadian bank that replaced its previous credit facility. Expressed in approximate U.S. dollars, the $10.0 million credit agreement consists of a $7.7 million demand revolving credit facility, a $1.8 million term loan facility and a $0.5 million foreign exchange settlement risk facility. The credit facilities are secured by a first-ranking lien in the amount of approximately $10.0 million on all of our assets, as well as a collateral mortgage of $10.0 million on our land and buildings.

The credit facilities require Pioneer Transformers Ltd. to comply with various financial covenants, including maintaining a minimum debt service coverage ratio of 1.25, a minimum current ratio of 1.20 and a maximum total debt to tangible net worth ratio of 2.50. The credit facilities also restrict the ability of Pioneer Transformers Ltd. to make investments or advancements to affiliated or related companies without the lender’s prior written consent. The demand revolving credit facility is subject to margin criteria and borrowings bear interest at the bank's prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 0.75% per annum on amounts borrowed in U.S. dollars.  Borrowings under the term loan facility bear interest at the bank's prime rate plus 1.0% per annum. As of December 31, 2010, we had no borrowings outstanding under the credit facility and we were in compliance with its financial covenant requirements.

Our Jefferson Electric, Inc. subsidiary has a bank loan agreement with a U.S. bank that includes a revolving credit facility with a borrowing base of $5.0 million and a term credit facility. Monthly payments of accrued interest must be made under the revolving credit facility and monthly payments of principal and accrued interest must be made under the term credit facility, with a final payment of all outstanding amounts due on October 31, 2011. Borrowings under the bank loan agreement are collateralized by substantially all the assets of Jefferson Electric, Inc. and are guaranteed by its Mexican subsidiary. In addition, an officer of Jefferson Electric, Inc. is a guarantor under the bank loan agreement and has provided additional collateral to the bank in the form of our common stock and a warrant to purchase our shares of common stock held by him.

The bank loan agreement requires Jefferson Electric, Inc. to comply with certain financial covenants, including a requirement to exceed minimum quarterly targets for tangible net worth, as defined, and maintain a minimum debt service coverage ratio. The bank loan agreement also restricts Jefferson Electric, Inc.’s ability to pay dividends or make distributions, advances or other transfers of assets. The interest rate under the revolving credit facility is equal to the greater of the bank’s reference rate (currently 3.25% annually) or 6.5% annually. The interest rate under the term credit facility is 7.27% annually. As of December 31, 2010, our Jefferson Electric, Inc. subsidiary had approximately $2.8 million outstanding under the revolving credit facility and approximately $3.0 million outstanding under the term credit facility and was in compliance with its financial covenant requirements.

Equipment Loans and Capital Lease Obligations.  As of December 31, 2010, we had equipment loans and capital lease obligations with an aggregate principal amount outstanding of approximately $31,000, as compared to approximately $134,000 outstanding as of December 31, 2009. These equipment loans and capital lease obligations bear interest at rates varying from 0.0% to 18.8% and are repayable in monthly installments.  We anticipate that these equipment loans will be paid off by the end of December 2013.

Loans from Stockholders. Certain limited partners of Provident Pioneer Partners, L.P., our controlling stockholder, previously advanced to us an aggregate of $150,000 at an interest rate of 12% per annum with no specific terms of repayment. During the year ended December 31, 2010, the aggregate principal amount of these advances were repaid in full.

Capital Expenditures.  In September 2009, we commenced an expansion of our Pioneer Transformers Ltd. plant that increased our manufacturing facilities and office space by approximately 6,000 square feet. The capital budget for the project was approximately $2.0 million, including machinery and equipment, and the project was substantially complete by December 2010. The cost of the project was funded through cash flow from operations. We have no major future capital projects planned, or significant replacement spending anticipated, during 2011.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical transformer and wind energy products industries and the markets for our products and services. Our operating results could also be impacted by a weakening of the Canadian dollar, changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum.  We attempt to minimize these increases through the inclusion of escalation clauses with respect to commodities in our customer contracts. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. We predominately sell to customers in the utility, industrial production and commercial construction  markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued Update No. 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).  ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted. We are currently evaluating the impact of ASU 2010-28 on our consolidated financial statements.

In December 2010, the FASB issued Update No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”)  The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  ASU 2010-29specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010.  Early adoption is permitted.  We are currently evaluating the impact of ASU 2010-29 on our consolidated financial statements.

In April 2010, the FASB issued Update No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This amendment clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. We are currently evaluating the impact of ASU 2010-13on our consolidated financial statements.

In April 2010, the FASB issued Update No. 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact of ASU 2010-17 on our consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” ("ASU 2009-13"). ASU 2009-13 provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13: (1) establishes a selling price hierarchy for determining the selling price of a deliverable, (2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, (3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, and (4) significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of  ASU 2009-13 on our consolidated financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RSM Richter Chamberland S.E.N.C.R.L./LLP
Comptables agréés
Chartered Accountants

2, Place Alexis Nihon
Montréal (Québec) H3Z 3C2
Téléphone / Telephone : (514) 934-3400
Télécopieur / Facsimile : (514) 934-3408
www.rsmrch.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Pioneer Power Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc. as at December 31, 2010 and 2009 and the related consolidated statements of earnings, shareholders’ equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2010 and 2009 and the results of its operations, comprehensive income and its cash flows for the years then ended  in accordance with accounting principles generally accepted in the United States.

Signed by RSM Richter Chamberland LLP

Chartered Accountants

Montréal, Québec
March 31, 2011

1CA auditor permit no 13997

PIONEER POWER SOLUTIONS, INC.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$516	$1,560
Accounts receivable	5,358	5,492
Inventories	7,814	6,433
Income taxes receivable	1,191	-
Deferred income taxes	245	-
Prepaid expenses and other current assets	575	103
Total current assets	15,699	13,588
Property, plant and equipment	5,123	987
Noncurrent deferred income taxes	1,311	20
Intangible assets	4,436	-
Goodwill	5,534	-
Total assets	$32,103	$14,595

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	7,442	2,567
Current maturities of long-term debt and capital lease obligations	6,063	134
Income taxes payable	161	1,775
Advances from limited partners of a shareholder	-	150
Total current liabilities	13,666	4,626
Long-term debt and capital lease obligations, net of current maturities	17	-
Pension deficit	308	362
Noncurrent deferred income taxes	2,320	-
Deferred credit	700	-
Total liabilities	17,011	4,988
Commitments (Note 11)
Shareholders' equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 75,000,000 shares authorized; 29,536,275
and 29,000,000 shares issued and outstanding, respectively	30	29
Additional paid-in capital	7,517	5,365
Accumulated other comprehensive income loss	(305)	(691)
Accumulated retained earnings	7,850	4,904
Total shareholders' equity	15,092	9,607
Total liabilities and shareholders' equity	$32,103	$14,595

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Earnings
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009

Revenues	$47,236	$40,599
Cost of goods sold	35,637	28,734
Gross profit	11,599	11,865
Operating expenses
Selling, general and administrative	8,048	4,220
Foreign exchange (gain) loss	(139)	(272)
Total operating expenses	7,909	3,948
Operating income	3,690	7,917
Interest and bank charges	183	312
Other expense (income)	884	-
Gain on bargain purchase	(650)	-
Earnings before income taxes	3,273	7,605
Provision for income taxes	327	2,490
Net earnings	$2,946	$5,115

Earnings per common share
Basic	$0.10	$0.22
Diluted	$0.10	$0.22

Weighted average number of common shares outstanding
Basic	29,362	23,293
Diluted	29,655	23,293

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009

Operating activities
Net earnings	$2,946	$5,115
Depreciation	623	307
Amortization of intangibles	144	-
Deferred tax expense	(216)	2
Accrued pension	(145)	(86)
Stock-based compensation	161	-
Warrant issuance expense	92	-
Common stock issuance expense	140	-
Gain on bargain purchase	(650)	-
Changes in current operating assets and liabilities
Accounts receivable, net	1,721	105
Inventories	1,502	(82)
Prepaid expense and other current assets	(278)	(6)
Income taxes	(2,806)	723
Accounts payable and accrued liabilities	75	(1,767)
Net cash provided by (used in) operating activities	3,309	4,311

Investing activities
Additions to property, plant and equipment	(1,680)	(334)
Acquisition of subsidiaries, net of cash acquired	(832)	-
Proceeds from sale of assets	202	-
Net cash used in investing activities	(2,310)	(334)

Financing activities
Increase (decrease) in short-term borrowings	-	(4,392)
Increase (decrease) in revolving credit facilities	(1,025)	-
Dividends paid	-	(2,706)
Repayment of long-term debt	(768)	(154)
Repayment of advances from limited partners of a shareholder	(150)	-
Issuance of common shares	-	5,000
Issuance of warrants	12	10
Transaction costs	(108)	(248)
Net cash provided by (used in) financing activities	(2,039)	(2,490)

Increase (decrease) in cash and cash equivalents	(1,040)	1,487
Effect of foreign exchange on cash and cash equivalents	(4)	(295)

Cash and cash equivalents
Beginning of year	1,560	368
End of Period	$516	$1,560

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Dollars in thousands)

	Other			Additional		Accumulated	Total
	Comprehensive	Common Stock		paid-in	Retained	other compre-	shareholders'
	Income	Shares	Amount	capital	earnings	hensive (loss)	equity

Balance - December 31, 2008		22,800,000	$23	$567	$2,495	$(970)	$2,115
Net earnings	$5,115	-	-	-	5,115	-	5,115
Transaction costs	-	-	-	(270)	-	-	(270)
Stock-based compensation	-	-	-		-	-	-
Foreign currency translation adjustment	487	-	-	-	-	487	487
Issuance of common stock	-	5,000,000	5	5,000	-	-	5,005
Issuance of common stock, net of transaction costs relating
to the issuance and recapitalization	-	1,200,000	1	(249)	-	-	(248)
Warrants issued for consulting services rendered	-	-	-	276	-	-	276
Warrants issued for consulting services to be rendered in the future	-	-	-	41	-	-	41
Pension adjustment, net of taxes	(208)	-	-	-	-	(208)	(208)
Dividends paid	-	-	-	-	(2,706)	-	(2,706)
Total Comprehensive Income	5,394	-	-	-	5,115	279	5,394
Balance - December 31, 2009		29,000,000	29	5,365	4,904	(691)	9,607
Net Earnings	2,946	-	-	-	2,946	-	2,946
Transaction costs		-	-	(108)	-	-	(108)
Stock-based compensation		-	-	161	-	-	161
Foreign currency translation adjustment	436	-	-	-	-	436	436
Issuance of common stock and warrants		536,275	1	1,259	-	-	1,260
Warrants issued for consulting services				50			50
Warrants issued for acquisition				790	-	-	790
Pension adjustment, net of taxes	(50)	-	-	-	-	(50)	(50)
Dividends paid		-	-	-	-	-	-
Total Comprehensive Income	$3,332	-	-	-	2,946	386	3,332
Balance – December 31, 2010		29,536,275	$30	$7,517	$7,850	$(305)	$15,092

The accompanying notes are an integral part of these consolidated financial statements

1.	Business and Organization

Pioneer Power Solutions, Inc. (the “Company”), a Delaware corporation headquartered in Fort Lee, New Jersey, is an owner and operator of electrical equipment and service businesses. The Company’s subsidiaries provide a range of products and services to the electrical transmission and distribution industry, including electrical transformers and wind energy products and services.

Prior to December 2, 2009, the Company was a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. On December 2, 2009, the Company completed a share exchange pursuant to which it acquired all of the capital stock of Pioneer Transformers Ltd., causing Pioneer Transformers Ltd. to become its wholly-owned subsidiary. In connection with this share exchange, the Company discontinued its former business and succeeded to the business of Pioneer Transformers Ltd. as its sole line of business.

On April 30, 2010, the Company completed the acquisition of Jefferson Electric, Inc., a Wisconsin-based manufacturer and supplier of dry-type transformers.

On June 7, 2010, Pioneer Wind Energy Systems Inc., the Company’s wholly-owned subsidiary, acquired most of the inventory and substantially all of the capital assets, intangible assets and intellectual property of AAER Inc., a manufacturer of wind turbines based in Quebec, Canada.  On August 13, 2010 the Company purchased common shares representing 100% of the voting and economic interests of AAER Inc., including its residual assets and accumulated operating tax losses. On December 31, 2010, Pioneer Wind Energy Systems Inc. completed a share exchange in which it was merged with and into AAER Inc. On March 18, 2011, the Company amended the articles of incorporation of AAER Inc. to change its name to Pioneer Wind Energy Systems Inc.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include allowance for doubtful accounts, inventory provision, useful lives and impairment of long-lived assets, warranty accruals, income tax determination, stock-based compensation, cost of pension benefits and estimates related to acquisition valuation.

Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Accounting for the Share Exchange

The share exchange completed on December 2, 2009 was accounted for as a recapitalization.  Pioneer Transformers Ltd. was the acquirer for accounting purposes and Pioneer Power Solutions, Inc. was the acquired company.  Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations in 2009 are those of Pioneer Transformers Ltd., retroactively restated for, and giving effect to, the number of shares received in the share exchange, and do not include the historical financial results of any former business.  The accumulated earnings of Pioneer Transformers Ltd. were also carried forward after the share exchange in 2009 and earnings per share have been retroactively restated to give effect to the recapitalization for all periods presented.  Operations reported for periods prior to the share exchange are those of Pioneer Transformers Ltd.

Revenue Recognition

Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery occurs, (3) the sales price is fixed or determinable, (4) collectability is reasonably assured and (5) customer acceptance criteria, if any, has been successfully demonstrated. Revenue is recognized on the sale of goods, when the significant risks and rewards of ownership have been transferred to the buyer upon delivery, provided that the Company maintains neither managerial involvement to the degree usually associated with ownership, nor effective control over the goods sold. There are no further obligations on the part of the Company subsequent to revenue recognition, except  when customers have the right of return or when the Company warrants the product. The Company records a provision for future returns, based on historical experience at the time of shipment of products to customers. The Company warrants some of its products against defects in design, materials and workmanship for periods ranging from one to three years depending on the model. The Company records a provision for estimated future warranty costs based on the historical relationship of warranty claims to sales at the time of shipment of products to customers. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve for actual experience.

 The following table provides detail of change in the Company's product warranty provision, which is a component of accrued liabilities on the consolidated balance sheets for the years ended December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Balance at beginning of year	$238	$166
Increase due to acquisition during year	64	-
Increase due to warranty expense	334	167
Deductions for warranty charges	(338)	(125)
Change due to foreign currency translation	(7)	30
Balance at end of year	$291	$238

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

Supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2010	2009
Interest paid	$382	$191
Income taxes paid	3,312	1,765

Supplemental disclosure of non-cash financing:
Warrant issued in connection with share exchange	$-	$168
Warrants issued for consulting services rendered	92	266

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written off when it receives them. Management considers the Company’s allowance for doubtful accounts of $0.1 million (2009 - $0.1 million) sufficient to cover any exposure to loss in its December 31, 2010 and 2009 accounts receivable.

 Property, Plant and Equipment

 Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the declining balance method for buildings, furniture and fixtures at the Company’s Canadian operations. Non-Canadian property, plant and equipment are depreciated using the straight line method, based on the estimated useful lives of the assets (buildings - 25 years, machinery and equipment - 5 to 15 years, computer hardware and software - 3 to 5 years) depreciation commences once the assets are ready for their intended use.

Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets, which comprise property, plant, equipment and intangible assets that have a finite life, held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value thereof.

 Goodwill and Indefinite-Lived Intangible Assets

Goodwill and certain other intangible assets with indefinite useful lives (primarily trademarks) are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist. The evaluation requires a two-step impairment test to identify potential impairment of goodwill and intangible assets and measure the amount of an impairment loss. The first step of the test compares the fair value of a reporting unit (in the case of goodwill) or the specific asset (in the case of intangibles) with its carrying amount. In each case, the Company estimates fair value using a discounted cash flow method based on its own market assumptions including projections of future cash flows, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. The projections are based on historical performance and estimated future results. These assumptions require significant judgment and actual results may differ. If the carrying amount of the reporting unit or intangible asset exceeds its fair value, the second step of the impairment test is performed to measure the amount of the impairment loss. Both steps of impairment testing involve significant estimates.

Finite-Lived Intangible Assets

Intangible assets which have a finite life are recorded at fair value at the time of recognition and are amortized based on their respective estimated useful lives. The Company’s finite-lived intangible assets consist of a non-compete agreement, which has a defined term, and three categories of customer relationships for which estimated useful lives were determined based on actual historical customer attrition rates. These finite-lived intangible assets are amortized by the Company over periods ranging from three to twenty years.

Foreign Currency Translation

The Company's reporting currency is the United States dollar. The Canadian dollar is the functional currency of the Company's Canadian operations which is translated to the United States dollar using the current rate method.  Under this method, accounts are translated as follows:

•	Assets and liabilities - at exchange rates in effect at the balance sheet date;

•	Revenue and expenses - at average exchange rates prevailing during the year.

•	Gains and losses arising from foreign currency translation are included in other comprehensive income.

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax asset recorded as of December 31, 2010, is realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s judgments and tax strategies are subject to audit by various taxing authorities.

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences or events that have been recognized in an the Company’s financial statements or tax returns. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position (see “Unrecognized Tax Benefits" below).

Interest and penalties are grouped with interest and bank charges on the consolidated statement of earnings.

Unrecognized Tax Benefits

The Company accounts for unrecognized tax benefits in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) "Income Taxes" ("ASC 740"). ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Additionally, ASC 740 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws.

Sales Tax

The Company discloses the amount of those taxes that are recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant.  While the amounts are not material, the Company's policy is to present such taxes on a net basis in the consolidated statements of earnings.

 Share-Based Payments

The Company accounts for share based payments in accordance with the provisions of FASB ASC 718 "Compensation - Stock Compensation" and accordingly recognizes in its financial statements share based payments at their fair value. In addition, it recognizes in the financial statements an expense based on the grant date fair value of stock options granted to employees and directors. The expense is recognized on a straight line basis over the expected option life while taking into account the vesting period and the offsetting credit is recorded in additional paid-in capital. Upon exercise of options, the consideration paid together with the amount previously recorded as additional paid-in capital is recognized as capital stock. The Company estimates its forfeiture rate in order to determine its compensation expense arising from stock based awards. The Company uses the Black-Scholes Merton option pricing model to determine the fair value of the options.

Employee Benefit Plan

The Company sponsors a defined benefit plan as described in Note 15. The cost of pension benefits earned by employees is actuarially determined using the accumulated benefit method and a discount rate, used to measure interest cost on the accrued employee future benefit obligation, based on market interest rates on high-quality debt instruments with maturities that match the timing and benefits expected to be paid by the plan. Plan assets are valued using current market values and the expected return on plan assets is based on the fair value of the plan assets.

The costs that relate to employee current service are charged to income annually.

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

The Company reflects the funded status of its defined pension plans as a net asset or net liability in its balance sheet, with an offsetting amount in accumulated other comprehensive income, and recognizes changes in that funded status in the year in which the changes occur through comprehensive income.

Inventories

Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) or weighted-average methods and include the cost of materials, labor and manufacturing overhead. The Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or market. The Company estimates are based on market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory.

Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options or warrants was included in diluted earnings per share since the exercise price of some of the Company’s stock options and/or warrants were in the money (see Note 19 “Basic and Diluted Earnings Per Share”).

Fair Value Measurements

FASB ASC 820 “Fair Value Measurement and Disclosure” applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 establishes a framework for measuring fair value in U.S GAAP, and expands disclosure about fair value measurements. ASC 820 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

 The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business approximate fair value because of the relatively short period of time between their origination and expected realization. These items have been classified as Level 1.

Subsequent Events

 Management has performed an evaluation of the Company’s activities through the filing of  this Annual Report on Form 10-K and concluded that there are no additional significant events requiring recognition or disclosure.

3.	Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).  ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

In December 2010, the FASB issued Update No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  The objective of this ASU is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010.  Early adoption is permitted.  The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

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

In April 2010, the FASB issued Update No. 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This ASU provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non substantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

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

4.	New Accounting Standards

Fair Value Measurements and Disclosures

In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2010-06”). ASU 2010-06 requires reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis, and (4) the transfers between Levels 1, 2, and 3.  ASU 2010-06 is effective for fiscal years beginning on or after December 15, 2009, except for the disclosure regarding Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  The adoption of ASU 2010-06 for Levels 1 and 2 did not have a material impact on the Company’s consolidated financial statements, and the Company does not expect the adoption of the standard for Level 3 to have a material impact on its consolidated financial statements.

5.	Acquisitions

On April 30, 2010, the Company acquired 100% of the common stock of Jefferson Electric, Inc. a Wisconsin-based manufacturer and supplier of dry-type transformers in a transaction valued at approximately $9.6 million. The transaction was accounted for under the purchase method of accounting.

Upon consummation of the acquisition, all of Jefferson Electric, Inc.’s issued and outstanding common stock were cancelled and converted into the right to receive an aggregate of 486,275 common stock of the Company. In connection with the acquisition, the Company entered into a warrant purchase agreement with the former sole shareholder of Jefferson Electric, Inc., pursuant to which, in exchange for $10,000, the Company sold a five-year warrant that is exercisable for up to 1 million common shares of the Company at an exercise price of $3.25 per share.

On June 7, 2010, through its wholly-owned subsidiary Pioneer Wind Energy Systems Inc., the Company acquired the inventory, capital assets, intangible assets and intellectual property of AAER Inc. a manufacturer of wind turbines with generation capacities exceeding one megawatt based in Quebec, Canada, for U.S. $427,000 (approximately CDN $450,000) in cash. The transaction was accounted for under the purchase method of accounting. Under the purchase method of accounting, the total purchase price was allocated to the assets acquired and liabilities assumed in connection with the acquisition, based on their estimated fair values as of the effective date of the acquisition. A gain on bargain purchase arising from the acquisition was determined based on the excess amounts assigned to acquired assets and liabilities over the purchase price paid.

On August 13, 2010, through its wholly-owned subsidiary, Pioneer Wind Energy Holdings, Inc., the Company purchased common shares representing 100% of the voting and economic interests of AAER Inc. for U.S. $432,000 (approximately CDN $450,000) in cash. For accounting purposes the transaction was treated as a purchase of assets and the amount of consideration paid, plus transaction expenses, was attributed to the residual assets of AAER Inc. consisting of accounts receivable, prepaid assets, and accumulated operating tax losses of approximately $42.5 million.

The allocation of the purchase price for the Jefferson Electric, Inc. and AAER business acquisitions closed in April and June 2010, respectively, was based on management’s best current estimates of the fair value of tangible and intangible assets acquired and liabilities assumed. The allocation of the purchase price for the transactions was as follows (in thousands):

	Jefferson	AAER
Purchase Price:	Electric, Inc.	Assets	Total
Consideration:
Cash and cash equivalents	$-	$427	$427
Common stock	1,119	-	1,119
Warrant issued	790	-	790
Proceeds from warrant sale	(10)	-	(10)
	1,899	427	2,326
Debt assumed:
Bank indebtedness	7,698	-	7,698
Capitalized lease obligations	39	-	39
	7,737	0	7,737

Total Purchase Price	$9,636	$427	$10,063

Purchase Price Allocation:
Cash and cash equivalents	$28	$-	$28
Accounts receivable	1,293	-	1,293
Inventories	1,958	346	2,304
Prepaid expenses and other current assets	141	-	141
Property, plant and equipment	2,443	539	2,982
Deferred income tax asset	669	-	669
Realized proceeds from assets previously held for sale	-	202	202
Accounts payable and accrued liabilities	(4,637)	-	(4,637)
Deferred income tax liability	(2,373)	(10)	(2,383)
Net tangible assets acquired	(478)	1,077	599
Intangible assets acquired	4,580	-	4,580
Goodwill (gain on bargain purchase)	5,534	(650)	4,884
Total Purchase Price	$9,636	$427	$10,063

The acquisition of assets from AAER in June 2010 was made in a distressed sale.  Management’s estimate of the fair value of net assets acquired exceeded the purchase price by approximately $0.7 million resulting in an accounting gain on bargain purchase.

Goodwill and Other Intangible Assets

Identifiable intangible assets having finite lives arising from the Jefferson Electric, Inc. acquisition were valued at $2.1 million, consisting primarily of Jefferson Electric, Inc.’s customer relationships and a non-compete agreement. These intangible assets will be amortized based on their estimated remaining useful lives which is from three to twenty years and 9.6 years on a weighted average basis. None of these definite-lived intangible assets acquired are deductible for tax purposes.

Indefinite-lived intangible assets acquired consist of Jefferson Electric, Inc.’s trademarks and certain technology-related industry accreditations, neither of which are deductible for tax purposes. The excess of the Jefferson Electric, Inc. purchase price over the aggregate fair values, which was approximately $5.5 million, was recorded as goodwill.  Goodwill has an indefinite life, is not subject to amortization and is not deductible for tax purposes. Goodwill arising from the Jefferson Electric, Inc. acquisition will be tested for impairment at least annually more frequently if indicators of impairment arise. In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Impact of Acquisition to Consolidated Statements of Earnings

The operating results of Jefferson Electric, Inc., a material acquisition, since the date of the transaction closing on April 30, 2010 were included in the Company’s audited consolidated statements of earnings as follows (in thousands, except per share data):

	For the Year Ended			For the Year Ended
	December 31, 2010			December 31, 2009
	Pioneer	Jefferson		Pioneer	Jefferson
	Power	Electric,	As	Power	Electric,	As
	Solutions, Inc.	Inc.	Reported	Solutions, Inc.	Inc.	Reported

Revenues	$34,052	$13,184	$47,236	$40,599	$-	$40,599
Cost of goods sold	25,573	10,064	35,637	28,734	-	28,734
Gross Profit	8,479	3,120	11,599	11,865	-	11,865

Operating expenses
Selling, general and administrative	5,608	2,440	8,048	4,220	-	4,220
Foreign exchange (gain) loss	(139)	0	(139)	(272)	-	(272)
	5,469	2,440	7,909	3,948	-	3,948

Operating income	3,010	680	3,690	7,917	-	7,917

Interest and bank charges	(107)	290	183	312	-	312
Other expense (income)	849	35	884	0	-	-
Gain on bargain purchase	(650)	0	(650)	0	-	-

Earnings before income taxes	2,918	355	3,273	7,605	-	7,605

Provision for income taxes	220	107	327	2,490	-	2,490

Net earnings	$2,698	$248	$2,946	$5,115	$-	$5,115

Foreign currency translation adjustments	436	0	436	487	-	487
Pension adjustment, net of taxes	(50)	0	(50)	(208)	-	(208)

Comprehensive income	$3,084	$248	$3,332	$5,394	$-	$5,394

Earnings per common share
Basic	-	-	$0.10	-	-	$0.22
Diluted	-	-	$0.10	-	-	$0.22

Weighted average number of common
shares outstanding
Basic	-	-	29,362	-	-	23,293
Diluted	-	-	29,655	-	-	23,293

Pro Forma Financial Information

 The following unaudited combined pro forma statements of earnings for the years ended December 31, 2010 and 2009 have been prepared as if the Jefferson Electric, Inc. acquisition had occurred as of the beginning of each period presented and exclude the historical operating results AAER, prior to its acquisition, as this business acquisition did not constitute a material acquisition. The unaudited combined pro forma statements of earnings are based on accounting for the acquisition under the purchase method of accounting. The unaudited pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future (in thousands, except per share data):

	Unaudited Pro Forma Combined
	for the Year Ended December 31,
	2010	2009

Revenues	$52,752	$60,785
Net earnings	$2,702	$2,593
Earnings per common share
Basic	$0.09	$0.11
Diluted	$0.09	$0.11
Weighted average number of common shares outstanding
Basic	29,362	23,779
Diluted	29,655	23,779

6.	Inventories

The components of inventories are summarized below (in thousands):

	December 31,
	2010	2009
Raw materials	$3,693	$2,344
Work in process	2,029	2,401
Finished goods	2,092	1,688
Total inventories	$7,814	$6,433

Included in raw materials are goods in transit of approximately $0.3 million (2009 - $0.2 million).

The preceding amounts are net of inventory reserves of approximately $0.4 million (2009 - $0.1 million).

7.	Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	December 31,
	2010	2009
Land	$7	$7
Buildings	1,639	474
Machinery and equipment	6,153	2,528
Furniture and fixtures	204	126
Computer hardware and software	615	565
Leasehold improvements	40	38
Construction in progress	10	-
	8,668	3,738
Less: Accumulated depreciation	(3,545)	(2,751)
Total property, plant and equipment, net	$5,123	$987

Included in buildings is approximately $1.2 of buildings under construction (2009 - $0) which was not depreciated.

8.	Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the year ended December 31, 2010, consisted of the following (in thousands):

	Goodwill	Intangible Assets
Balance December 31, 2009	$-	$-
Acquisition of Jefferson Electric, Inc.	5,534	4,580
Amortization	-	(144)
Balance December 31, 2010	$5,534	$4,436

The components of intangible assets are summarized below (in thousands):

	Intangible	Accumulated	Intangible Assets,
	Assets	Amortization	Net
Customer relationships	$2,050	$(129)	$1,922
Non-compete agreement	80	(15)	65
Trademarks	1,790	-	1,790
Technology-related industry accreditations	660	-	660
Total intangible assets	$4,580	$(144)	$4,436

Future scheduled annual amortization expense for finite-lived intangible assets is as follows (in thousands):

Years Ending December 31,	Total
2011	$215
2012	215
2013	212
2014	193
2015	193
Thereafter	958
$1,987

9.	Credit Facilities

  In October 2009, the Company’s Pioneer Transformers Ltd. subsidiary entered into a financing arrangement with a Canadian bank that replaced its previous credit facility. Expressed in approximate U.S. dollars, the new $10.0 million credit agreement consists of a $7.5 million demand revolving credit facility, a $2.0 million term loan facility and a $0.5 million foreign exchange settlement risk facility. The credit facilities are secured by a first-ranking lien in the amount of $10.0 million on all the assets Pioneer Transformers Ltd., as well as a collateral mortgage of $10.0 million on its land and buildings which had a net carrying value of approximately $1.5 million as of December 31, 2010.

The credit facilities require Pioneer Transformers Ltd. to comply with various financial covenants, including maintaining a minimum debt service coverage ratio of 1.25, a minimum current ratio of 1.20 and a maximum total debt to tangible net worth ratio of 2.50. The credit facilities also restrict the ability of Pioneer Transformers Ltd. to make investments or advancements to affiliated or related companies without the lender’s prior written consent. The demand revolving credit facility is subject to margin criteria and borrowings bear interest at the bank's prime rate per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 0.75% per annum on amounts borrowed in U.S. dollars.  Borrowings under the term loan facility bear interest at the bank's prime rate plus 1.0% per annum. As of December 31, 2010, Pioneer Transformers Ltd. had no borrowings outstanding under the demand revolving credit facility.

Jefferson Electric, Inc. has a bank loan agreement with a U.S. bank that includes a revolving credit facility with a borrowing base of $5.0 million and a term credit facility. Monthly payments of accrued interest must be made under the revolving credit facility and monthly payments of principal and accrued interest must be made under the term credit facility, with a final payment of all outstanding amounts due on October 31, 2011. Borrowings under the bank loan agreement are collateralized by substantially all the assets of Jefferson Electric, Inc. and are guaranteed by its Mexican subsidiary. In addition, an officer of Jefferson Electric, Inc. is a guarantor under the bank loan agreement and has provided additional collateral to the bank in the form of common stock and a warrant to purchase shares of common stock held by him.

The bank loan agreement requires Jefferson Electric, Inc. to comply with certain financial covenants, including a requirement to exceed minimum quarterly targets for tangible net worth and maintain a minimum debt service coverage ratio. The bank loan agreement also restricts Jefferson Electric, Inc.’s ability to pay dividends or make distributions, advances or other transfers of assets. The interest rate under the revolving credit facility is equal to the greater of the bank’s reference rate (currently 3.25% per annum) or 6.5% per annum. The interest rate under the term credit facility is 7.27% annually. As of December 31, 2010, Jefferson Electric, Inc. had approximately $3.2 million outstanding under the revolving credit facility and approximately $2.8 million outstanding under the term credit facility.

10.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
Revolving credit facilities	$3,217	$-
Term credit facilities	2,832	-
Capital lease obligations	31	134
Total debt and capital lease obligations	6,080	134
Less current portion	(6,063)	$(134)
Total long-term debt and capital lease obligations	$17	$-

Jefferson Electric, Inc. has equipment loans and capital lease obligations that bear interest at rates varying from 0.0% to 18.8% and are repayable in monthly installments.  These obligations are scheduled to be paid in full by December 2013.

11.	Commitments

The Company leases certain offices, facilities and equipment under operating leases expiring at various dates through 2016.  At December 31, 2010 the minimum annual lease commitments under the leases having terms in excess of one year were as follows (in thousands):

Operating
Years Ending December 31,	leases
2011	$686
2012	612
2013	300
2014	76
2015	47
Thereafter	22
Total lease commitments	$1,743

Rent and lease expense was approximately $0.5 million and $0.1 million for 2010 and 2009, respectively.

12.	Common Stock

On April 30, 2010, the Company issued 486,275 common shares as part of the completion of the acquisition of Jefferson Electric, Inc.

During the quarter ended June 30, 2010, the Company also issued 50,000 common shares in lieu of payment for investor relations services. The issuance of the shares and related expense was accounted for at the fair value of the shares on the issue date which amounted to $140,000.

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

13.	Additional Paid-in Capital

 Stock Options

On December 2, 2009, the Company adopted the 2009 Equity Incentive Plan (the “Plan") for the purpose of issuing incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards to employees, directors, consultants and other service providers. A total of 1,600,000 shares of common stock are reserved for issuance under this Plan. Options may be granted under the Plan on terms and at prices as determined by the board of directors or by the plan administrators appointed by the board of directors. As of December 31, 2010, 550,000 stock options had been granted (2009 – none granted), consisting of 300,000 incentive stock options and 250,000 non-qualified stock options.

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

The stock options granted on March 23, 2010 were accounted for at their fair value, as determined by the Black-Scholes Merton valuation model, using the following assumptions and based on a fair market value of $2.95 per share, which was the last reported sales price for the Company’s common shares on the day prior to the grant date:

Expected volatility	47.31% - 50.84%
Expected life	3.5 years – 6 years
Risk-free interest rate	1.77% - 2.84%
Dividend yield	Nil

The expected life represents the period of time the options are expected to be outstanding. As the Company did not have stock price trading history at the time of grant for a period equivalent to the expected life of the options, the Company’s expected volatility assumptions were calculated by averaging the historical volatility of a peer group of publicly-traded companies that operate in the same industry as the Company. The risk-free interest rates reflect the yield to maturity of on-the-run U.S. Treasury bonds with maturities consistent with the expected terms of the options granted. Using different assumptions for these variables could significantly impact the estimated grant date fair value of the options.

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

The stock options granted on August 12, 2010 were accounted for at their fair value, as determined by the Black-Scholes Merton valuation model, using the following assumptions and based on a fair market value of $3.04 per share, which was the last reported sales price for the Company’s common shares on the day prior to the grant date:

Expected volatility	47.97%
Expected life	6 years
Risk-free interest rate	1.77%
Dividend yield	Nil

Expense for stock-based compensation recorded during the year ended December 31, 2010 was approximately $0.2 million. There was no stock-based compensation expense recorded during any period of 2009. As at December 31, 2010, the Company had total stock-based compensation expense remaining to be recognized of approximately $0.5 million.

A summary of stock option activity under all plans as of December 31, 2010, and changes during the year then ended is presented below:

		Weighted-	Weighted-
	Stock	Average Exercise	Average Remaining	Aggregate
	Options	Price ( Per Share)	Contractual Term	Intrinsic Value
Balance December 31, 2009	-	-	-	-
Granted	550,000	$3.06	7.97	$-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding on December 31, 2010	550,000	$3.06	7.97	$-
Exercisable on December 31, 2010	-	-	-

Warrants

 On December 2, 2009, the Company granted two five-year warrants, each exercisable to purchase up to 1,000,000 shares of common stock at $3.25 and $2.00 per share. The warrant exercisable at $3.25 per share was issued in conjunction with the share exchange and the warrant exercisable at $2.00 per share was issued in payment of consulting services received. On the same day, the Company granted a five-year warrant exercisable to purchase up to 150,000 shares of common stock at $2.00 per share in payment of consulting fees to be rendered. The warrants were accounted for at their fair values amounting to $0.2 million, $0.3 million and $0.04 million respectively, as determined by the Black-Scholes Merton valuation model, based on the following assumptions:

Expected volatility	51.35%
Expected life	5 years
Risk-free interest rate	2.15%
Dividend yield	Nil

The fair market value of the Company's stock price on December 2, 2009 was determined based on the $1.00 price per share paid by investors on an arms length basis in the 5,000,000 share private placement which also occurred on December 2, 2009.

The expected life of the Company’s warrants represents the period of time the warrants are expected to be outstanding. At the time of grant, the Company did not have historical stock price data available for a period equal to the expected life of the warrants; therefore, the expected volatility assumptions were calculated by averaging the historical volatility of a peer group of publicly-traded companies that operate in the same industry as the Company. The risk free interest rate assumptions used reflected the yield to maturity of on-the-run U.S. Treasury bonds with maturities consistent with the expected terms of the warrants granted. Using different weighted-average assumptions could significantly impact the estimated grant date fair value of the warrants.

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

On April 30, 2010, the Company granted a five-year warrant, subject to an 18-month lockup agreement, to purchase up to 1,000,000 shares of common stock at $3.25 per share to the former sole shareholder of Jefferson Electric, Inc. The warrant was accounted for at its fair value amounting to $790,000, which for accounting purposes, was included in the Jefferson Electric, Inc. purchase price allocation.

The warrants granted during April 2010 were accounted for at their fair value as determined by the Black-Scholes Merton valuation model, based on the following assumptions:

Expected volatility	49.57% - 51.13%
Expected life	4.0 years – 5.0 years
Risk-free interest rate	2.01% - 2.42%
Dividend yield	Nil

As of December 31, 2010, the Company had warrants outstanding to purchase 3,200,000 million shares of common stock with an average exercise price of approximately $2.80 per share. The warrants expire on dates beginning on December 2, 2014 through April 30, 2015. No warrants were exercised during the year ended December 31, 2010.

The following table summarizes the continuity of the Company's warrants:

	Number of	Weighted Average
	Shares	Exercise Price	Expiry Date
Balance December 31, 2008
Granted
December 2, 2009	1,000,000	$3.25	December 2, 2014
December 2, 2009	1,000,000	2.00	December 2, 2014
December 2, 2009	150,000	2.00	December 2, 2014
Balance December 31, 2009	2,150,000	2.58
Granted
April 19, 2010	50,000	3.25	April 19, 2014
April 30, 2010	1,000,000	3.25	April 30, 2015
Balance December 31, 2010	3,200,000	$2.80

As of December 31, 2010, there were exercisable warrants outstanding to purchase 3,200,000 shares of common stock and none were exercised.

14.	Income Taxes

The components of the income tax provision were as follows (in thousands):

	Year Ended December 31,
	2010	2009

Federal	$6	$-
State	1	-
Foreign	526	2,490
Deferred	(206)	-
Total income tax provision	$327	$2,490

The components of earnings before income taxes are summarized below (in thousands):

	Year Ended December 31,
	2010	2009
U.S. operations	$(972)	$(75)
Foreign operations	4,245	7,680
Total income tax provision	$3,273	$7,605

A reconciliation from the statutory U.S. income tax rate and the Company's effective income tax rate, as computed on earnings before income taxes, is as follows:

	Year Ended December 31,
	2010	2009
Federal income tax at statutory rate	35%	35%
State and local income taxes, net of federal effect	-	-
Foreign rate differential	(6)	(2)
Provision for uncertain tax positions	5	-
Foreign tax recovery	(25)	-
Other items	1	-
Effective income tax rate	10%	33%

The Company’s provision for income taxes reflects an effective tax rate on earnings before income taxes of 10% in 2010 (33% in 2009). The decrease in the effective rate resulted primarily from a settlement the Company reached with the Canadian tax authority, partially reversing an assessment recognized in 2008, resulting in an expected $0.9 million refund.

The net deferred income tax asset (liability) was comprised of the following (in thousands):

	December 31,
	2010	2009
Current deferred income taxes
Gross assets	$245	$-
Gross liabilities	-	-
Net current deferred income tax asset (liability)	245	-

Noncurrent deferred income taxes
Gross assets	1,311	20
Gross liabilities	(2,320)	-
Net noncurrent deferred income tax asset (liability)	(1,009)	20
Net deferred income tax asset (liability)	$(764)	$20

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2010	2009
Deferred income tax assets
Canada net operating loss carry forwards	$11,981	$-
U.S. net operating loss carry forward	383	-
Property and equipment	(92)	(92)
Other	565	112
Gross deferred tax assets	12,837	20
Less valuation allowance	(11,281)	-
Net deferred tax assets	1,556	20

Deferred income tax liabilities
Other	(2,320)	-
Deferred asset (liability), net	$(764)	$20

Through the Company's acquisition of AAER Inc., which was recognized as a purchase of assets for accounting purposes, the Company purchased approximately $42.5 million of tax losses, among other assets. These losses are subject to expiration over the next 18 to 20 years.  In accordance with ASC 740-10-25-51 the tax effect of an asset purchase that is not a business combination in which the amount paid differs from the tax basis of the assets acquired shall not result in immediate income statement recognition for the difference.  The simultaneous equations method is used to record the assigned value of the asset and the related deferred tax asset or liability.  Similarly, the net tax benefit resulting from the purchase of future tax benefits from a third party is recorded using the same model.  No consideration was allocated to the acquisition of these losses.  As of December 31, 2010, it was determined to be more likely than not that the Company would realize approximately $700,000 of tax loss benefits related to the acquisition. The amount assigned to the deferred tax asset at its gross amount is $11.9 million with a valuation allowance of $11.2 million and the excess of the net amount over the purchase price has been recorded as a deferred credit in the amount of $700,000.  The deferred credit arising from this acquisition will be amortized to income tax expense in proportion to the realization of the tax benefits, if any, that gave rise to the deferred credit.

The Company believes that its deferred tax assets in other tax jurisdictions are more likely than not realizable through future reversals of existing taxable temporary differences and its estimate of future taxable income.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows (in thousands):

	December 31,
	2010	2009
Balance as of December 31, 2009	$-	$-
Increases related to tax positions taken during the period	161	-
Decreases related to expectations of statute of limitations	-	-
Balance as of December 31, 2010	$161	$-

The Company’s  policy is to recognize interest and penalties related to income tax matters as interest expense.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next twelve months.

15.	Pension Plan

The Company sponsors a defined benefit pension plan in which a majority of its Canadian employees are members. The employer contributes 100% to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

Cost of Benefits

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Current service cost, net of employee contributions	$40	$35
Interest cost on accrued benefit obligation	151	135
Expected return on plan assets	(147)	(109)
Amortization of transitional obligation	14	12
Amortization of past service costs	9	5
Amortization of net actuarial gain	33	20
Total cost of benefit	$100	$98

Benefit Obligation

The Company’s obligation for the pension plan is valued annually as of the beginning of each fiscal year. The projected benefit obligation represents the present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants.

The Company's obligations pursuant to the pension plan are as follows (in thousands):

	December 31,
	2010	2009
Projected benefit obligation, at beginning of year	$2,404	$1,794
Current service cost	40	35
Interest cost	151	135
Impact of change in discount rate	107	298
Benefits paid	(164)	(169)
Amendment	63	-
Foreign exchange adjustment	132	311
Projected benefit obligation, at end of year	$2,733	$2,404

A summary of expected benefit payments related to the pension plan is as follows (in thousands):

Years Ending December 31,	Pension Plan
2011	$170
2012	187
2013	201
2014	223
2015	222
2016 - 2020	1,082

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Net loss	$69	$339
Prior service cost	57	-
Amortization of prior service cost	(9)	(5)
Amortization of gain	(31)	(20)
Amortization of transitional asset	(13)	(12)
	73	302
Taxes	22	94
Total recognized in other comprehensive income, net of taxes	$50	$208

The estimated net loss amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $31,000.  The estimated prior service cost amortized from accumulated other comprehensive income into net periodic benefit cost over the next  year amounts to approximately $9,000. The estimated transitional asset amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $13,000.

The accumulated other comprehensive loss consists of the following amounts that have not yet been recognized as components of net benefit cost (in thousands):

	December 31,
	2010	2009
Unrecognized prior service cost	$138	$90
Unrecognized net actuarial loss	111	124
Unrecognized transitional obligation	780	743
Deferred income taxes	(312)	(290)
	$717	$667

Plan Assets

Assets held by the pension plan are invested in accordance with the provisions of the Company’s approved investment policy. The pension plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments. The asset allocation for the pension plan at the end of fiscal years 2010 and 2009 and the target allocation for fiscal year 2011, by asset category, is as follows:

	Allocation at December 31,		2011 Target
	2010	2009	Allocation
Equity securities	58%	56%	56%
Fixed income securities	33	38	38
Real estate	4	4	4
Other	5	2	2
Total	100%	100%	100%

The fair market values, by asset category are as followed (in thousands):

	Fair Value Measurements at
	December 31,
	2010	2009
Equity securities	$1,406	$1,143
Fixed income securities	800	776
Real estate	97	82
Other	121	41
Total	$2,424	$2,042

Changes in the assets held by the pension plan in fiscal 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Fair value of plan assets, at beginning of year	$2,042	$1,564
Current service cost	180	196
Benefits paid	257	185
Amendment	(164)	(169)
Foreign exchange adjustment	109	266
Fair value of plan assets, at end of year	$2,424	$2,042

Contributions

The Company’s policy is to fund the pension plan at or above the minimum required by law. The Company made $0.2 million of contributions to its defined benefit pension plan during the 2010 and 2009 years. The Company expects to make contributions of less than $0.2 million to the defined benefit pension plan in fiscal 2011. Changes in the discount rate and actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

Funded Status

The funded status of the pension plan is as follows (in thousands):

	December 31,
	2010	2009
Projected benefit obligation	$2,732	$2,404
Fair value of plan assets	2,424	2,042
Amendment (net of foreign exchange adjustment)	-	-
Accrued obligation (long term)	$308	$362

Assumptions

Assumptions used in accounting for the pension plan are as follows:

	December 31,
	2010	2009
Weighted average discount rate used to determine the accrued benefit obligations	5.50%	5.85%
Discount rate used to determine the net pension expense	5.85%	7.25%
Expected long-term rate on plan assets	6.50%	6.50%

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

16.	Major Customers

Sales to one customer accounted for approximately 36% of sales in 2010 (40% in 2009). Outstanding accounts receivable for this customer at December 31, 2010 accounted for 13% (45% in 2009) of total trade receivables.

17.	Related Party Transactions

The following table summarizes the Company's related party transactions for the 2010 and 2009 measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties (in thousands):

	Year Ended December 31,
	2010	2009
Companies under common significant influence
Consulting and administration fee expenses	$66	$402

In 2010 and 2009, the Company paid $66,000 and $152,000, respectively, to a company controlled by a limited partner of a shareholder of the Company, as reimbursement for rent, office services, and travel and entertainment expenses.

In 2009, the Company paid an aggregate of $250,000, respectively, to two companies controlled by a limited partner of a shareholder as consideration for this limited partner providing executive services, along with serving as the Company’s president and head of sales and marketing.

In 1997, two limited partners of a shareholder, advanced $100,000 and $50,000, respectively, to the Company, with such amounts accruing interest at the rate of 12% per annum and no specific terms of repayment or maturity date. In 2010 the aggregate principal amount of these advances were repaid in full.

18.	Geographical Information

The Company has one material operating segment, being the sale of electrical equipment. Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Year Ended December 31,
	2010	2009
Canada	$32,954	$38,626
United States	13,808	1,066
Others	474	907
Total	$47,236	$40,599

The distribution of the Company’s property, plant and equipment by geographic location is approximately as follows (in thousands):

	December 31,
	2010	2009
Canada	$4,931	$974
United States	192	13
Others	-	-
Total	$5,123	$987

19.	Basic and diluted earnings per common share

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

	December 31,
	2010	2009

Numerator:
Net earnings for basic and diluted earnings per common share	$2,946	$5,115

Denominator:
Weighted average basic shares outstanding	29,362	23,293

Effect of dilutive securities:
Employee and director stock option awards	-	-
Warrants outstanding	292	-
	292	-
Denominator for diluted earnings per common share	29,655	23,293

Earnings per share basic and diluted:
Basic earnings per common share	$0.10	$0.22
Diluted earnings per common share	$0.10	$0.22

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consulting firm and under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2010.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and the members of our board of directors. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Name	Age	Position
Nathan J. Mazurek	49	Chief Executive Officer, President and Chairman of the Board of Directors
Andrew Minkow	41	Chief Financial Officer, Secretary, Treasurer and Director
Thomas Klink	48	Director, President of Jefferson Electric, Inc.
Yossi Cohn	32	Director
David J. Landes	55	Director
Ian Ross	67	Director
David Tesler	37	Director
Jonathan Tulkoff	49	Director

Nathan J. Mazurek, President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Mazurek has served as our chief executive officer, president and chairman of the board of directors since December 2, 2009. From December 2, 2009 through August 12, 2010, Mr. Mazurek also served as our chief financial officer, secretary and treasurer. Mr. Mazurek has over 20 years of experience in the electrical equipment and components industry. Mr. Mazurek has served as the chief executive officer, president, vice president, sales and marketing and chairman of the board of directors of Pioneer Transformers Ltd. since 1995. Mr. Mazurek has served as the president of American Circuit Breaker Corp., a manufacturer and distributor of circuit breakers, since 1988 and as a director of Empire Resources, Inc., a distributor of semi-finished aluminum products, since 1999. From 2002 through 2007, Mr. Mazurek served as president of Aerovox, Inc., a manufacturer of AC film capacitors. Mr. Mazurek received his BA from Yeshiva College in 1983 and his JD from Georgetown University Law Center in 1986. Mr. Mazurek brings to the board extensive and unique experience with our company, Pioneer Transformers Ltd. and in our industry. Since he is responsible for, and familiar with, our day-to-day operations and implementation of our strategy, his insights into our performance and into the electrical equipment and components industry are critical to board discussions and to our success.

Andrew Minkow, Chief Financial Officer, Secretary and Treasurer and Director.  Mr. Minkow has served as our chief financial officer, secretary and treasurer and a director since August 12, 2010.  Mr. Minkow has over 19 years of industry experience in corporate finance, mergers and acquisitions, capital markets, financial reporting, forecasting and general operational and administrative management. Before joining us, Mr. Minkow was an independent financial consultant and provider of executive management, strategic planning and financial reporting services to several corporate clients, including us. Before that, from 2001 to 2009, Mr. Minkow was a member of the investment banking division at Morgan Joseph & Co. Inc., a middle market investment bank in which he was a founding employee and shareholder. Between 1997 and 2001, he served in several investment banking and capital markets roles at the U.S. division of ING Barings (formerly known as Furman Selz). Mr. Minkow has a BA from Cornell University and an MBA from Columbia Business School. Based on Mr. Minkow’s recent history with us, coupled with his years of experience working with similarly situated companies in connection with a wide range of corporate finance transactions, we believe that Mr. Minkow brings a set of skills and knowledge to the board that will assist us in continuing to grow our business and realizing our strategic goals.

Thomas Klink, Director, President of Jefferson Electric, Inc.  Mr. Klink has served as a director since April 30, 2010. Since 1996, he has served in various positions at Jefferson Electric, Inc., including as its chief executive officer, chief financial officer, vice president, treasurer, secretary and chairman of the board of directors. Mr. Klink previously served as a controller for U.S. Music Corporation, a manufacturer of musical instruments from 1990 through 1994. Mr. Klink received his BBA in Accounting from the University of Wisconsin – Milwaukee in 1984 and is a CPA. Mr. Klink brings extensive industry and leadership experience to our board, including over 15 years experience in the electrical equipment industry.

Yossi Cohn, Director. Mr. Cohn has served as a director since December 2, 2009.  Mr. Cohn founded YY Capital Partners, LLC, an investment firm, in 2007 and has served as its co-managing partner since its inception.  Mr. Cohn has also served as a member of L3C Partners, LLC, an investor in multi-family residential properties, since June 2009. Mr. Cohn served as a director of investor relations at IDT Corporation, a NYSE-listed telecommunications company, from September 2005 through May 2007.  Prior to joining IDT Corporation, Mr. Cohn was a director of research at SAGEN Asset Management, an asset manager of funds of hedge funds, from January 2005 through May 2005.  Mr. Cohn began his career as an analyst in the funds-of-funds investment group of Millburn Ridgefield Corporation, where he worked from 2001 through January 2005. Our board believes Mr. Cohn’s background at these and other companies, particularly in areas of capital markets, financial, strategic and investment management experience, makes him an effective member of our board.

David J. Landes, Director. Mr. Landes has served as a director since December 2, 2009.  Mr. Landes has served as president of Provident Sunnyside, LLC, and of CYMA Investments LLC, both private real estate and investment companies, for over the past five years and as president of 516 Churchill Associates, LLC, a real estate company, since 2005.  Mr. Landes received a BA from Columbia University, a JD from the University of Chicago and a PhD from Princeton University. Mr. Landes practiced corporate and securities law at Shearman and Sterling in New York City. Mr. Landes’s experience as a lawyer and principal provides him with significant knowledge and insight regarding corporate governance, financing, capital markets and executive leadership.  In addition, as a founding member of the managing partner of Provident Pioneer Partners, L.P., our sole shareholder until December 2009, Mr. Landes provides the board with a unique perspective on our history and performance.

Ian Ross, Director. Mr. Ross has served as a director since March 24, 2011.  In 2000, Mr. Ross was co-founder and has since served as President of Omniverter Inc., a company specializing in electrical power quality solutions for industrial producers and electrical utilities in the U.S. and Canada.  He has also served as the President of KIR Resources Inc. and KIR Technologies Inc. since 1999, companies engaged in management consulting and import/export activities in the electrical equipment industry, respectively. Mr. Ross previously held positions in Canada as Vice President Technology with Schneider Canada, a specialist in energy management, and Vice President of the Distribution Products Business at Federal Pioneer Ltd., now part of Schneider Canada.  Previously, Mr. Ross held a number of successive board level positions in UK engineering companies, culminating in five years as Managing Director, Federal Electric, Ltd., before moving to Canada in 1986 at the request of Federal Pioneer Ltd.  He received an MA in Mechanical Sciences (Electrical and Mechanical Engineering) from Cambridge University and subsequently qualified as an accountant ACMA. Our board believes that Mr. Ross’ relationships and broad experience in the electrical transmission and distribution industry will assist us in continuing to grow our business and realizing our strategic goals.

David Tesler, Director. Mr. Tesler has served as a director since December 2, 2009.  Mr. Tesler has served as chief executive officer of LeaseProbe, LLC, a provider of lease abstracting services, since he founded the company in 2004. In 2008, LeaseProbe, LLC acquired Real Diligence, LLC, a provider of financial due diligence services. The combined company does business as Real Diligence and operates as an integrated outsourced provider of legal and commercial due diligence services for the commercial real estate industry. Prior to 2004, Mr. Tesler practiced law at Skadden Arps Slate Meager & Flom LLP and at Jenkens & Gilchrist, Parker Chapin LLP.  Mr. Tesler received his BA from Yeshiva College, a Master’s degree in Medieval History from Bernard Revel Graduate School and a JD from Benjamin A. Cardozo School of Law.  Mr. Tesler brings extensive legal, strategic and executive leadership experience to our board.

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

There are no family relationships among any of our directors and executive officers.  Mr. Klink is a party to certain agreements related to his appointment as an executive officer and director described under “Item 11.  Executive Compensation – Agreements with Executive Officers.”

Board Committees

Audit Committee. We established an audit committee of the board of directors on March 24, 2011.  The audit committee consists of Messrs. Cohn, Landes and Ross, each of whom our board has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market.  In addition, Mr. Ross qualifies as a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to directors, officers and other employees of the Company and its subsidiaries, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the code can be obtained free of charge from our web site, www.pioneerpowersolutions.com. The Company intends to post any amendments to, or waivers from, its Code of Ethics on its web site.

Section 16(a) Beneficial Ownership Reporting Compliance

We have no equity securities registered under Section 12 of the Exchange Act, and accordingly, our officers, directors and principal shareholders are not required to file reports under Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

2010 and 2009 Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to Nathan J. Mazurek, our Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer), Andrew Minkow, our Chief Financial Officer, Secretary, Treasurer and a director and Thomas Klink, the President of Jefferson Electric, Inc. and a director, whom we refer to collectively in this Form 10-K as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)

Nathan J. Mazurek	2010	264,295	31,510	159,698	7,000(2)	462,503
President, Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	2009	0	0	0	250,000(3)	250,000

Andrew Minkow Chief Financial Officer, Secretary, Treasurer and Director	2010 2009	84,462 0	22,500 0	215,597 0	52,450(4) 61,340 (5)	375,009 61,340

Thomas Klink President of Jefferson Electric, Inc. and Director	2010 2009	204,000 0	0 0	0 0	4,920(6) 0	208,920 0

(1)
This column represents the aggregate grant date fair value of stock options granted to named executive officers in 2010 in accordance with FASB ASC Topic 718, with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of Significant Accounting Policies—Share-Based Payments” and “Note 13. Additional Paid-in Capital” to our audited financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K.

(2)	Comprised of board of directors meeting fees.
(3)
Comprised of fees earned for consulting services.  Such compensation is solely comprised of payment for services rendered to us and does not include any amounts that would be considered perquisites, property, gross-ups or other personal benefits.

(4)
Comprised of $2,000 of board of directors meeting fees and $50,450 of fees earned for consulting services. Such compensation is solely comprised of payment for services rendered to us and does not include any amounts that would be considered perquisites, property, gross-ups or other personal benefits.

(5)
Comprised of $20,000 of fees earned for consulting services and $41,340 representing the aggregate grant date fair value of  a warrant to purchase 150,000 shares of common stock at $2.00 per share in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in “Note 2. Summary of Significant Accounting Policies—Share-Based Payments” and “Note 13. Additional Paid-in Capital” to our audited financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K. Such compensation is solely comprised of payment for services rendered to us and does not include any amounts that would be considered perquisites, property, gross-ups or other personal benefits.

(6)
Comprised of $3,000 of board of directors meeting fees and $1,920 of company matches of employee contributions to 401(k) plan.  As of October 2010, we discontinued matches of employee contributions to the 401(k) plan.

Agreements with Executive Officers

Nathan J. Mazurek

We have entered into an employment agreement with Mr. Mazurek, dated as of December 2, 2009, pursuant to which Mr. Mazurek is serving as our chief executive officer for a term of three years. Pursuant to this employment agreement, Mr. Mazurek was entitled to receive an annual base salary of $250,000 from December 2, 2009 through December 2, 2010, which was increased to $275,000 on December 2, 2010 and will be increased to $300,000 on December 2, 2011.  Mr. Mazurek is entitled to receive an annual cash bonus at the discretion of our board of directors, or a committee thereof, of up to 50% of his annual base salary, which percentage may be increased in the discretion of the board.  In the event that Mr. Mazurek is terminated without cause, Mr. Mazurek will be entitled to receive his base salary for the balance of the term of this agreement.

This agreement prohibits Mr. Mazurek from competing with us for a period of four years following the date of termination, unless he is terminated without cause or due to disability or he voluntarily resigns following a breach by us of this agreement, in which case he is prohibited from competing with us for a period of only two years.

Prior to becoming our chief executive officer, Mr. Mazurek provided Pioneer Transformers Ltd. with executive services and served as its chief executive officer, president and vice president, sales and marketing.  Pioneer Transformers Ltd.  paid an aggregate of $250,000 in 2009 to Provident Management, Inc. and Provident Canada Corp., each of which is controlled by Mr. Mazurek, as consideration for Mr. Mazurek’s services.

On March 23, 2010, we granted Mr. Mazurek incentive stock options to purchase 150,000 shares of our common stock for service as an executive officer and non-qualified stock options to purchase 2,000 shares of our common stock for service as a director.  The grants were made under our 2009 Equity Incentive Plan at an exercise price of $3.25 per share for the incentive stock options and the non-qualified stock options.  One-third of the incentive stock options vested on March 23, 2011 and one-third will vest on each of March 23, 2012 and 2013.  All of the non-qualified stock options vested on March 23, 2011.  The incentive stock options expire on March 23, 2015 and the non-qualified stock options expire on March 23, 2020.

Andrew Minkow

We have entered into a three-year employment agreement with Mr. Minkow, dated as of August 12, 2010, pursuant to which Mr. Minkow is serving as our chief financial officer, secretary and treasurer for a term of three years. Pursuant to this employment agreement, Mr. Minkow is entitled to receive an annual base salary of $180,000 until August 12, 2011, which will be increased to $205,000 on August 12, 2011 and $230,000 on August 12, 2012. Mr. Minkow is entitled to receive an annual cash bonus at the discretion of our board of directors, or a committee thereof, of up to 50% of his base salary, which percentage may be increased in the discretion of the board. The employment agreement also provided that Mr. Minkow receive incentive stock options to purchase 150,000 shares of our common stock under our 2009 Equity Incentive Plan, which was granted on August 12, 2010 at an exercise price of $3.04 per share. The option expires on August 12, 2020 and will vest in three equal annual installments of 50,000 shares on each of August 12, 2011, August 12, 2012 and August 12, 2013.

If we terminate Mr. Minkow’s employment without cause, he will be entitled to: (i) the continued payment of his base salary for the remainder of the term of the employment agreement; (ii) annual bonus payments based on the average bonus compensation (as a percentage of base salary) paid to Mr. Minkow during the period prior to his termination without cause and (iii) the immediate vesting of all stock options previously awarded to Mr. Minkow. Mr. Minkow has also agreed not to compete with us, or to solicit employees or customers from us, until the earlier of (a) August 12, 2013, (b) the date upon which Mr. Minkow is terminated without cause, (c) the termination of Mr. Minkow’s employment due to disability or (d) Mr. Minkow’s voluntary termination of his employment following a breach by us of his employment agreement.

Thomas Klink

On April 30, 2010, in connection with our acquisition of Jefferson Electric, Inc., Jefferson Electric, Inc. entered into an employment agreement with Thomas Klink pursuant to which Mr. Klink is serving as Jefferson Electric, Inc.’s president, subject to the authority of our chief executive officer, Mr. Mazurek, for a term of three years. Mr. Klink is entitled to receive an annual base salary of $312,000. Mr. Klink’s employment may be terminated upon his death or disability, upon the occurrence of certain events that constitute “cause,” and without cause.  If terminated without cause, Mr. Klink will be entitled to receive as severance an amount equal to his base salary for the remainder of the three year employment period, conditioned upon his execution of a release in form reasonably acceptable to counsel of Jefferson Electric, Inc.

Mr. Klink was appointed to our board of directors effective upon our acquisition of Jefferson Electric, Inc. The merger agreement pursuant to which we effected our acquisition of Jefferson Electric, Inc. provides that, with certain exceptions, including resignation, termination or removal as a director, we will cause Mr. Klink to be nominated as a director of our company during the three year term of his employment agreement. In addition, on April 30, 2010, Mr. Klink entered into a voting agreement with Provident Pioneer Partners, L.P., pursuant to which Provident Pioneer Partners, L.P. agreed to vote all of its shares to elect Mr. Klink as a director of us during the three year term of his employment agreement, subject to certain exceptions, including resignation, termination or removal as a director.

2010 Outstanding Equity Awards at Fiscal Year End

The following table provides information on the holdings of stock options of the named executive officers at December 31, 2010. This table includes unexercised and unvested options awards. Each outstanding award is shown separately for each named officer.

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Nathan J. Mazurek	50,000(1)	100,000(1)	$3.25	03/23/2015
	2,000(2)	0	$3.25	03/23/2020

Andrew Minkow	0	150,000(3)	$3.04	08/12/2020

Thomas Klink	-	-	-	-

(1)	Vests in equal annual installments of 50,000 shares on each of March 23, 2012 and 2013.

(2)	Vested on March 23, 2011.

(3)	Vests in three equal annual installments of 50,000 shares on each of August 12, 2011, 2012 and 2013.

2009 Equity Incentive Plan

On December 2, 2009, our board of directors and stockholders adopted the 2009 Equity Incentive Plan, pursuant to which 1,600,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2009 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2009 Equity Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards. The 2009 Equity Incentive Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.

On March 24, 2011, we granted options to purchase common stock under the 2009 Equity Incentive Plan to the named executive officers as follows:

Name	Shares Subject to Options		Exercise Price	Vesting Schedule	Expiration
Nathan J. Mazurek	2,000	(1)	$ 2.40	100% on the one year anniversary of the grant date	March 24, 2021
	10,000	(2)	$2.64	One-third annually in 2012, 2013 and 2014 on the anniversary of the grant date	March 24, 2016

Andrew Minkow	2,000	(1)	$2.40	100% on the one year anniversary of the grant date	March 24, 2021
	8,000	(2)	$2.40	One-third annually in 2012, 2013 and 2014 on the anniversary of the grant date	March 24, 2021

Thomas Klink	2,000	(1)	$2.40	100% on the one year anniversary of the grant date	March 24, 2021
	5,000	(2)	$2.40	One-third annually in 2012, 2013 and 2014 on the anniversary of the grant date	March 24, 2021

(1)	Non-qualified stock options granted for service as a director.
(2)	Incentive stock options granted for service as an executive officer.

Director Compensation

The following table provides compensation information for the one year period ended December 31, 2010 for each non-employee member of our board of directors:
2010 Fiscal Year Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Yossi Cohn	$7,000	$2,719	$9,719
David J. Landes	$7,000	$2,719	$9,719
David Tesler	$7,000	$2,719	$9,719
Jonathan Tulkoff	$7,000	$2,719	$9,719

(1)
This column represents the aggregate grant date fair value of stock options granted to non-employee directors in 2010 in accordance with FASB ASC Topic 718, with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of Significant Accounting Policies—Share-Based Payments” and “Note 12. Additional Paid-in Capital” to our audited financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K.

All of our directors, including our employee directors, are paid cash compensation of $1,000 per meeting of the board of directors and reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at such meetings.

On March 24, 2011, we granted to each non-employee director options to purchase common stock under the 2009 Equity Incentive Plan as follows:

Name	Shares Subject to Options (1)	Exercise Price	Vesting Schedule	Expiration
Yossi Cohn	2,000	$2.40	100% on the one year anniversary of the grant date	March 24, 2021
David J. Landes	2,000	$2.40	100% on the one year anniversary of the grant date	March 24, 2021
Ian Ross	2,000	$2.40	100% on the one year anniversary of the grant date	March 24, 2021
David Tesler	2,000	$2.40	100% on the one year anniversary of the grant date	March 24, 2021
Jonathan Tulkoff	2,000	$2.40	100% on the one year anniversary of the grant date	March 24, 2021

(1)	Non-qualified stock options granted for service as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 24, 2011 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;
•	each of our directors;
•	each of the named executive officers; and
•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Pioneer Power Solutions, Inc., One Parker Plaza, 400 Kelby Street, 9th Floor, Fort Lee, New Jersey 07024.  As of March 24, 2011, we had 29,536,275 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)

5% Owners
Provident Pioneer Partners, L.P.	23,800,000(2)	77.9%
A. Lawrence Carroll Trust	2,100,000 (3)	7.1%
WEC Partners LLC	1,934,300 (4)	6.5%

Officers and Directors
Nathan J. Mazurek	23,852,000(5)	78.0%
Thomas Klink	1,486,275(6)	4.9%
Andrew Minkow	160,000 (7)	*
Yossi Cohn	2,000 (8)	*
David J. Landes	2,000 (8)	*
Ian Ross	0	*
David Tesler	2,000 (8)	*
Jonathan Tulkoff	2,000 (8)	*
All directors and executive officers as a group (8 persons)	25,506,275 (5)(6)(7)(8)	80.7%

*           Less than one percent (1%).

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 24, 2011. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)
Includes (i) 22,800,000 shares of common stock held by Provident Pioneer Partners, L.P. and (ii) a currently exercisable warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $3.25 per share held by Provident Pioneer Partners, L.P.  Nathan J. Mazurek is the majority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has sole voting and investment power over these shares.

(3)	A. Lawrence Carroll is the trustee of the A. Lawrence Carroll Trust and, in such capacity, has voting and dispositive power over the securities held for the account of this stockholder.

(4)
Comprised of (i) 1,184,300 shares of common stock held by certain affiliates of WEC Partners LLC and its affiliate, Genesis Capital Advisors LLC, and (ii) 750,000 shares of common stock held by WEC Partners LLC.  Genesis Capital Advisors LLC also holds a warrant to purchase 1,000,000 shares of common stock, which shares are not included in the table above.  The warrant is not convertible to the extent that after giving effect to the conversion, the holder (together with its affiliates, and any other person or entity acting as a group together with such holder or any of its affiliates) would beneficially own more than 4.99% of the number of shares of our common stock outstanding immediately after such conversion, unless such requirement is waived by the holder upon not less than 61 days’ prior notice to us to change the beneficial ownership limitation to 9.99%. Each of Daniel Saks, Jaime Hartman and Ethan Benovitz are principals of Genesis Capital Advisors LLC and of WEC Partners LLC and, as such may be deemed to have voting and dispositive power over the securities held for the account of these stockholders.

(5)
Nathan J. Mazurek is the majority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has sole voting and investment power over the 22,800,000 shares of common stock held by Provident Pioneer Partners, L.P. and the currently exercisable warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $3.25 per share held by Provident Pioneer Partners, L.P. In addition, includes 52,000 shares subject to stock options which are exercisable within 60 days of March 24, 2011.

(6)	Includes (i) 486,275 shares of common stock and (ii) a currently exercisable warrant to purchase up to 1,000,000 shares of common stock at an exercise price of $3.25 per share.

(7)	Includes (i) 10,000 shares of common stock and (ii) a currently exercisable warrant to purchase up to 150,000 shares of common stock at an exercise price of $2.00 per share.

(8)	Includes 2,000 shares subject to stock options which are exercisable within 60 days of March 24, 2011.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2010 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	550,000	$3.06	1,050,000

Equity compensation plans not approved by security holders	--	--	--

Total	--	--	1,050,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 2, 2009, we entered into a share exchange agreement with Pioneer Transformers Ltd. and Provident Pioneer Partners, L.P., the sole stockholder of Pioneer Transformers Ltd.  Pursuant to the share exchange agreement, on December 2, 2009, Provident Pioneer Partners, L.P. transferred all of the issued and outstanding capital stock of Pioneer Transformers Ltd. to us in exchange for (i) 22,800,000 newly issued shares of our common stock and (ii) a five year warrant to purchase up to 1,000,000 shares of our common stock at an exercise price of $3.25 per share.  Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, is the control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P.

Immediately following the share exchange, we transferred all of our pre-share exchange operating assets and liabilities to our wholly-owned subsidiary, Sierra Concepts Holdings, Inc. and transferred all of Sierra Concepts Holdings, Inc.’s outstanding capital stock to David Davis, the sole officer, director and majority stockholder prior to the share exchange, as consideration for Mr. Davis consenting to the cancellation of 7,200,000 shares of our common stock held by Mr. Davis.  Following such cancellation, Mr. Davis, the sole stockholder of Sierra Concepts Holdings, Inc., does not hold any of our shares.

In 2009, we paid Provident Pioneer Partners, L.P. cash dividends of $2,706,000.

In 2009 and 2010, we paid $152,000 and $66,000 to Provident Management, Inc., a company with respect to which Nathan J. Mazurek is the sole shareholder, as reimbursement for rent, office services, and travel and entertainment expenses.  In 2009, Pioneer Transformers Ltd. paid an aggregate of $250,000 to Provident Management, Inc., and Provident Canada Corp. as consideration for Mr. Mazurek providing executive services to Pioneer Transformers Ltd., along with serving as its chief executive officer, president and vice president, sales and marketing.

In 1997, two limited partners of Provident Pioneer Partners, L.P., the Isaac Landes Revocable Trust, of which our director, David J. Landes, is a trustee, and the Naomi S. Landes Revocable Trust, controlled by Ms. Landes, advanced $100,000 and $50,000, respectively, to us, with such amounts accruing interest at the rate of 12% per annum and no specific terms of repayment or maturity date. Since 1997, we have paid interest continually on these advances.  In 2010, we repaid the principal amounts in full.

On April 30, 2010, we acquired Jefferson Electric, Inc. through a merger pursuant to which JEI Acquisition, Inc., a wholly-owned subsidiary of ours, merged with and into Jefferson Electric, Inc., with Jefferson Electric, Inc. continuing as the surviving corporation and becoming a wholly-owned subsidiary of ours. Upon consummation of the merger, we issued an aggregate of 486,275 shares of our common stock to Thomas Klink, Jefferson Electric, Inc.’s sole stockholder prior to the merger.

In connection with the acquisition, on April 30, 2010, Jefferson Electric, Inc. entered into an employment agreement with Mr. Klink pursuant to which Mr. Klink serves as Jefferson Electric, Inc.’s president on a full time basis, subject to the authority of our chief executive officer, Mr. Mazurek, for a term of three years, unless Mr. Klink is terminated earlier in accordance with the provisions of the employment agreement. Mr. Klink receives an annual base salary of $312,000. Mr. Klink was also appointed to our board of directors effective upon our acquisition of Jefferson Electric, Inc. Finally, on April 30, 2010, Mr. Klink entered into a voting agreement with Provident Pioneer Partners, L.P., pursuant to which Provident Pioneer Partners, L.P. agreed to vote all of its shares to elect Mr. Klink as a director of ours during the three year term of Mr. Klink’s employment agreement, subject to certain exceptions, including resignation, termination or removal as a director.

In connection with our acquisition of Jefferson Electric, Inc., we advanced $3.0 million to Jefferson Electric, Inc., which was utilized to partially repay the principal amount outstanding under Jefferson Electric, Inc.’s revolving credit facility with its bank and to partially repay the principal amount outstanding under Jefferson Electric, Inc.’s term loan facility. Mr. Klink is a guarantor under this facility, and borrowings are also collateralized by the shares of our common stock acquired by Mr. Klink in the acquisition and Mr. Klink’s warrant, which is described below.

On April 30, 2010, we also sold Mr. Klink a warrant to purchase up to an aggregate of 1,000,000 shares of common stock for $10,000. Such warrant provides for the purchase of shares of our common stock for five years at an exercise price of $3.25 per share. This warrant contains a provision that protects its holder against dilution by adjustment of the purchase price in the event of a stock split or combination. The warrant also provides that the holder may not, subject to certain exemptions, sell or transfer any of the shares that may be purchased upon exercise of the warrant until October 30, 2011.

In accordance with the merger agreement pursuant to which we acquired Jefferson Electric, Inc., JE Mexican Holdings, Inc., a newly incorporated Delaware corporation and wholly-owned subsidiary of ours, entered into a purchase agreement providing for the sale by Mr. Klink to JE Mexican Holdings, Inc. of one hundred percent of the membership interests in Jefferson Electric Mexico Holdings LLC, a Wisconsin limited liability company, for nominal consideration. Jefferson Electric Mexico Holdings LLC was the holder of a less than 0.1% minority equity interest in Nexus Magneticos de Mexico, S. de R.L. de C.V., the principal manufacturing subsidiary of Jefferson Electric, Inc., which is located in Reynosa, Mexico.

None of the transactions described above was approved pursuant to a formal policy or procedure related to the approval of related party transactions.  Going forward, our board of directors intends for us not to enter into any related party transaction unless the members of the board who do not have an interest in the potential transaction have reviewed the transaction and determined that (i) we would not be able to obtain better terms by engaging in a transaction with a non-related party and (ii) the transaction is in our best interest.  This policy applies generally to any transaction in which we are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the previous two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.  This policy is not currently in writing.  In the future, our audit committee, which was established on March 24, 2011, will be required to pre-approve any related party transactions, either pursuant to its charter or pursuant to a separate written policy.

Director Independence

The board of directors has determined that Messrs. Cohen, Landes, Ross, Tesler and Tulkoff each satisfy the requirement for independence set out in Section 5605(a)(2) of the rules of the Nasdaq Stock Market and that each of these directors has no material relationship with us (other than being a director and/or a stockholder).  In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq Stock Market rule referenced above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

We paid RSM Richter Chamberland S.E.N.C.R.L./LLP (referred to in this Form 10-K as RSM), the Company’s independent registered public accounting firm for fiscal years 2010 and 2009, the following amounts (in thousands):

	December 31,
	2010	2009
Audit Fees (1)	$163	$35
Audit-Related Fees (2)	13	3
Tax Fees (3)	132	30
All Other Fees	-	-
Total Fees	$315	$68

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports.

(2)
Audit related fees consisted primarily of fees for assurance and related services reasonably related to the audit and review services described under footnote 1 above and fees for reimbursement of out-of-pocket expenses.

(3)	Tax fees consisted primarily of fees for tax compliance, tax advice, and tax planning services.

Pre-Approval Policies and Procedures.  The audit committee will, on at least an annual basis, review audit and non-audit services performed by RSM as well as the fees charged by RSM for such services.  In the future, our audit committee, which was established on March 24, 2011, will be required to pre-approve all audit and non-audit services.  All of such services and fees were pre-approved by the board of directors during the years ended December 31, 2009 and 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.	Documents filed as part of report:

1.
Financial Statements

The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010

Consolidated Statements of Earnings for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule None

3.	Exhibits See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: March 31, 2011	By:	/s/ Nathan J. Mazurek
Nathan J. Mazurek
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2011
Nathan J. Mazurek
/s/ Andrew Minkow	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011
Andrew Minkow
/s/ Thomas Klink	Director, President of Jefferson Electric, Inc.	March 31, 2011
Thomas Klink
/s/ Yossi Cohn	Director	March 31, 2011
Yossi Cohn
/s/ David J. Landes	Director	March 31, 2011
David J. Landes
/s/ Ian Ross	Director	March 31, 2011
Ian Ross
/s/ David Tesler	Director	March 31, 2011
David Tesler
/s/ Jonathan Tulkoff	Director	March 31, 2011
Jonathan Tulkoff

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Share Exchange Agreement, dated December 2, 2009, by and among Pioneer Power Solutions, Inc., Pioneer Transformers Ltd. and Provident Pioneer Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

2.2
Agreement and Plan of Merger, dated April 30, 2010, by and among Pioneer Power Solutions, Inc., Jefferson Electric, Inc., Thomas Klink, and JEI Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

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

4.6
Warrant to Purchase Common Stock, dated April 26, 2010 (Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 1, 2010).

4.7**	Warrant to Purchase Common Stock, dated April 26, 2010, issued to Andrew Minkow.

10.1+**	Form of Director and Officer Indemnification Agreement.
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

10.8**	Collective Labor Agreement, dated November 26, 2010, by and between Pioneer Transformers Ltd. and United Steelworkers, Local Section 9414.
10.9**	Lease Amending Agreement, dated March 1, 2011, by and between Pioneer Transformers Ltd. and 1713277 Ontario Inc.
10.10
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

10.14
ValuePlan Lease, dated December 19, 2007, by and between Pioneer Transformers Ltd. and IBM Canada Limited (Incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.15*
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

10.17*
Agreement dated January 1, 2010, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.18*
Agreement dated January 8, 2010, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.19+
Description of Consulting Services Provided by Nathan J. Mazurek to Pioneer Transformers Ltd. (Incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.20
Agreement dated January 8, 2010, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.21+
Employment Agreement, dated April 30, 2010, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.22
Voting Agreement, dated April 30, 2010, by and between Provident Pioneer Partners, L.P. and Thomas Klink (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.23
Lock-Up Agreement, dated April 30, 2010, by and among Thomas Klink, Pioneer Power Solutions, Inc. and Jefferson Electric, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.24
Purchase Agreement, dated April 30, 2010, by and between Thomas Klink and JE Mexican Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.25
Warrant Purchase Agreement, dated April 30, 2010, by and between Pioneer Power Solutions, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.26
Loan and Security Agreement, dated January 2, 2008, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.27
Amendment to Loan and Security Agreement, dated January 29, 2008, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.28
Second Amendment to Loan and Security Agreement, dated May 2, 2008, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.29
Third Amendment to Loan and Security Agreement, dated December 3, 2008, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.30
Forbearance Agreement and Fourth Amendment to Loan Agreement, dated August 28, 2009, by and among Johnson Bank, Jefferson Electric, Inc. Thomas Klink and Diane Klink (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.31
First Amended and Restated Forbearance Agreement and Fourth Amendment to Loan Agreement, dated December 8, 2009, by and among Johnson Bank, Jefferson Electric, Inc. Thomas Klink and Diane Klink (Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.32
First Amendment to First Amended and Restated Forbearance Agreement and Fourth Amendment to Loan Agreement, dated March 31, 2010, by and among Johnson Bank, Jefferson Electric, Inc. Thomas Klink and Diane Klink (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.33
Fifth Amendment to Loan and Security Agreement, dated April 30, 2010, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.34**	Sixth Amendment to Loan and Security Agreement, dated November 24, 2010, by and between Jefferson Electric, Inc. and Johnson Bank.
10.35**	Collective Bargaining Agreement Nexus Magneticos S. de R.L. de C.V., dated January 1, 2011.
10.36
Agreement for Authorized Sales Representatives, dated September 19, 2003, by and between Pioneer Transformers Ltd. and AESCO Associates Ltd. (Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.37
Agreement for Authorized Sales Representatives, dated May 11, 2006, by and between Pioneer Transformers Ltd. and Techno-Contact, Inc. (Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.38**^	Agreement for Authorized Sales Representatives, dated January 1, 2010, by and between Pioneer Transformers Ltd. and CHAZ Sales Corp.
21.1**	List of Subsidiaries.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________
* Confidential treatment has been granted with respect to certain portions of this exhibit.
** Filed herewith.
+ Management contract or compensatory plan or arrangement.
^ Confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC.