Form 10-Q
period 2011-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2011-05-16
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 16, 2011
Common Stock, $0.001 par value	29,536,275

PIONEER POWER SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$140	$516
Accounts receivable	7,496	5,358
Inventories	9,478	7,814
Income taxes receivable	1,341	1,191
Deferred income taxes	245	245
Prepaid expenses and other current assets	620	575
Total current assets	19,320	15,699
Property, plant and equipment	5,130	5,123
Noncurrent deferred income taxes	1,418	1,311
Intangible assets	4,383	4,436
Goodwill	5,534	5,534
Total assets	$35,785	$32,103

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank overdrafts	$618	$-
Accounts payable and accrued liabilities	9,115	7,442
Current maturities of long-term debt and capital lease obligations	6,224	6,063
Income taxes payable	165	161
Total current liabilities	16,122	13,666
Long-term debt and capital lease obligations, net of current maturities	13	17
Pension deficit	293	308
Noncurrent deferred income taxes	2,313	2,320
Deferred credit	700	700
Total liabilities	19,441	17,011

Shareholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 75,000,000 shares authorized; 29,536,275
shares issued and outstanding	30	30
Additional paid-in capital	7,578	7,517
Accumulated other comprehensive income (loss)	(77)	(305)
Accumulated retained earnings	8,813	7,850
Total shareholders' equity	16,344	15,092
Total liabilities and shareholders' equity	$35,785	$32,103

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Earnings (unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010

Revenue	$15,726	$8,250
Cost of goods sold	11,405	6,444
Gross profit	4,321	1,806
Operating expenses
Selling, general and administrative	2,790	1,150
Foreign exchange (gain) loss	(17)	92
Total operating expenses	2,773	1,242
Operating income	1,548	564
Interest and bank charges	122	13
Earnings before income taxes	1,426	551
Provision for income taxes	463	161
Net earnings	$963	$390

Earnings per common share
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Weighted average number of common shares outstanding
Basic	29,536	29,000
Diluted	29,750	29,066

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net earnings	$963	$390
Depreciation	168	90
Amortization of intangibles	53	-
Deferred tax expense	(114)	5
Accrued pension	(5)	(40)
Stock-based compensation	61	4
Warrant issuance expense	-	21
Changes in current operating assets and liabilities
Accounts receivable, net	(2,030)	959
Inventories	(1,515)	349
Prepaid expense and other current assets	(44)	(166)
Income taxes	(117)	(1,564)
Accounts payable and accrued liabilities	1,559	1,600
Net cash provided by (used in) operating activities	(1,021)	1,648

Investing activities
Additions to property, plant and equipment	(117)	(45)
Net cash used in investing activities	(117)	(45)

Financing activities
Increase (decrease) in bank overdrafts	608	-
Increase (decrease) in revolving credit facilities	326	-
Repayment of long-term debt and capital lease obligations	(169)	(45)
Transaction costs	-	(83)
Net cash provided by (used in) financing activities	765	(128)

Increase (decrease) in cash and cash equivalents	(373)	1,475
Effect of foreign exchange on cash and cash equivalents	(3)	81

Cash and cash equivalents
Beginning of year	516	1,560
End of period	$140	$3,116

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)
(Dollars in thousands)

	Other Comprehensive	Common Stock		Additional paid-in	Retained	Accumulated other compre-	Total shareholders'
	Income	Shares	Amount	capital	earnings	hensive (loss)	equity
Balance - December 31, 2010		29,536,275	$30	$7,517	$7,850	$(305)	$15,092
Net earnings	963	-	-	-	963	-	963
Stock-based compensation	-	-	-	61	-	-	61
Foreign currency translation adjustment	210	-	-	-	-	210	210
Pension adjustment, net of taxes	18	-	-	-	-	18	18
Total comprehensive income	$1,191	-	-	-	963	228	1,191
Balance - March 31, 2011		29,536,275	$30	$7,578	$8,813	$(77)	$16,344

The accompanying notes are an integral part of these consolidated financial statements

1.	Basis of Presentation

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries, including Pioneer Transformers Ltd., Jefferson Electric, Inc. and Pioneer Wind Energy Systems Inc.

These unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in its Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 31, 2011.

2.	Adoption of New Accounting Standards

Fair Value Measurements and Disclosures

In January 2010, Financial Accounting Standards Board (‘FASB’) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2010-06”). ASU 2010-06 requires reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis, and (4) the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for fiscal years beginning on or after December 15, 2009, except for the disclosure regarding Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 for Levels 1, 2 and 3 did not have a material impact on the Company’s consolidated financial statements.

Intangibles – Goodwill & Other

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.   The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

Business Combinations

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). The objective of  ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements.

3.	Fair Value Measurements

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

4.	Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$3,213	$3,693
Work in process	2,665	2,029
Finished goods	3,600	2,092
Total inventories	$9,478	$7,814

Included in raw materials at March 31, 2011 and December 31, 2010 are goods in transit of approximately $0.2 million and $0.3 million, respectively.

The preceding amounts are net of inventory reserves of approximately $0.4 million at March 31, 2011 and December 31, 2010.

5.	Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the three months ended March 31, 2011, consisted of the following (in thousands):

	Goodwill	Intangible Assets
Balance December 31, 2010	$5,534	$4,436
Additions due to acquisitions	-	-
Amortization	-	(53)
Balance March 31, 2011	$5,534	$4,383

The components of intangible assets are summarized below (in thousands):

	Intangible	Accumulated	Intangible Assets,
	Assets	Amortization	Net
Customer relationships	$2,050	$(176)	$1,874
Non-compete agreement	80	(21)	59
Trademarks	1,790	-	1,790
Technology-related industry accreditations	660	-	660
Total intangible assets	$4,580	$(197)	$4,383

6.	Credit Facilities

In October 2009, the Company’s Pioneer Transformers Ltd. subsidiary entered into a financing arrangement with a Canadian bank that replaced its previous credit facility. Expressed in approximate U.S. dollars, the $10.0 million credit agreement consists of a $7.7 million demand revolving credit facility, a $1.8 million term loan facility and a $0.5 million foreign exchange settlement risk facility. The credit facilities are secured by a first-ranking lien in the amount of $10.0 million on all the assets Pioneer Transformers Ltd., as well as a collateral mortgage of $10.0 million on its land and buildings which had a net carrying value of approximately $1.6 million as of March 31, 2011.

The credit facilities require Pioneer Transformers Ltd. to comply with various financial covenants, including maintaining a minimum debt service coverage ratio of 1.25, a minimum current ratio of 1.20 and a maximum total debt to tangible net worth ratio of 2.50. The credit facilities also restrict the ability of Pioneer Transformers Ltd. to make investments or advances to affiliated or related companies without the lender’s prior written consent. The demand revolving credit facility is subject to margin criteria and borrowings bear interest at the bank's prime rate per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 0.75% per annum on amounts borrowed in U.S. dollars. Borrowings under the term loan facility bear interest at the bank's prime rate plus 1.0% per annum.

In April 2011 our Pioneer Transformers Ltd. subsidiary revised its financing arrangement with its Canadian bank and thereby replaced its October 2009 credit facilities. The terms of the new credit agreement are substantially similar to the 2009 credit agreement. Expressed in approximate U.S. dollars, the $10.2 million credit agreement consists of a $7.7 million demand revolving credit facility, a $2.0 million term loan facility and a $0.5 million foreign exchange settlement risk facility.  Amounts drawn on the term loan facility will have principal repayments becoming due on a seven year amortization schedule, as compared to five year amortization in the previous credit agreement. In addition, the new credit facilities are no longer secured by a collateral mortgage of $10.0 million on the land and buildings of Pioneer Transformers Ltd.

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

The bank loan agreement requires Jefferson Electric, Inc. to comply with certain financial covenants, including a requirement to exceed minimum quarterly targets for tangible net worth and maintain a minimum debt service coverage ratio. The bank loan agreement also restricts Jefferson Electric, Inc.’s ability to pay dividends or make distributions, advances or other transfers of assets. The interest rate under the revolving credit facility is equal to the greater of the bank’s reference rate (currently 3.25% per annum) or 6.5% per annum. The interest rate under the term credit facility is 7.27% annually. As of March 31, 2011, Jefferson Electric, Inc. had approximately $3.5 million outstanding under the revolving credit facility and approximately $2.7 million outstanding under the term credit facility.

7.	Long-Term Debt

Long-term debt consists of the following (in thousands)

	March 31,	December 31,
	2011	2010
Revolving credit facilities	$3,542	$3,217
Term credit facilities	2,667	2,832
Capital lease obligations	28	31
Total debt and capital lease obligations	6,237	6,080
Less current portion	(6,224)	(6,063)
Total long-term debt and capital lease obligations	$13	$17

8.	Common Stock

On April 30, 2010, the Company issued 486,275 common shares in conjunction with the acquisition of Jefferson Electric, Inc.

During the quarter ended June 30, 2010, the Company also issued 50,000 common shares as payment for investor relations services. The issuance of the shares and related expense was accounted for at the fair value of the shares on the issue date which amounted to $140,000.

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

9.	Additional Paid-in Capital

Stock Options

On December 2, 2009, the Company adopted the 2009 Equity Incentive Plan (the “Plan") for the purpose of issuing incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards to employees, directors, consultants and other service providers. A total of 1,600,000 shares of common stock are reserved for issuance under this Plan. Options may be granted under the Plan on terms and at prices as determined by the board of directors or by the plan administrators appointed by the board of directors. As of March 31, 2011, 592,000 stock options had been granted, consisting of 326,000 incentive stock options and 266,000 non-qualified stock options.

On March 24, 2011, the Company granted an aggregate of 26,000 incentive stock options to four employees to purchase common shares. Options to purchase 16,000 common shares are exercisable for common shares at an exercise price of $2.40 per share, expire on March 24, 2021 and vest over three years with one-third vesting on the first anniversary of the date of grant and one-third vesting on each of the second and third anniversaries of the date of grant.  Options to purchase 10,000 common shares are exercisable for common shares at an exercise price of $2.64 per share, expire on March 24, 2016 and vest over three years with one third vesting on the first anniversary of the date of grant and one third vesting on each of the second and third anniversaries of the date of grant.

On March 24, 2011, the Company granted an aggregate of 16,000 non-qualified stock options to eight directors to purchase common shares. The stock options are exercisable for common shares at an exercise price of $2.40 per share, expire on March 24, 2021 and vest on the first anniversary of the date of grant.

Expense for stock-based compensation recorded during each of the three months ended March 31, 2011 and 2010 was approximately $61,000 and $4,000, respectively.  As of March 31, 2011, the Company had total stock-based compensation expense remaining to be recognized of approximately $0.5 million.

A summary of stock option activity under all plans as of March 31, 2011, and changes during the three months ended March 31, 2011 are presented below:

		Weighted-	Weighted-	Aggregate
	Stock	Average Exercise	Average Remaining	Intrinsic Value
	Options	Price Per Share	Contractual Term (years)	(in thousands)
Balance December 31, 2010	550,000	$3.06
Granted	42,000	$2.46
Exercised	-	-
Forfeited	-	-
Outstanding on March 31, 2011	592,000	$3.01	7.8	$75
Exercisable on March 31, 2011	140,000	$3.06	7.2	$44

On May 11, 2011, the board of directors of the Company adopted the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”), subject to stockholder approval.  The 2011 Plan replaces and supersedes the Pioneer Power Solutions, Inc. 2009 Equity Incentive Plan.  The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan.  The 2011 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the Board that is designated to administer the Plan.  Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 3,500,000 shares.

Warrants

As of March 31, 2011, the Company had warrants outstanding to purchase 3.2 million shares of common stock with an average exercise price of approximately $2.80 per share. The warrants expire on dates beginning on December 2, 2014 and ending on April 30, 2015. No warrants were exercised during the three months ended March 31, 2011.

The following table summarizes the continuity of the Company's warrants:

	Number of	Weighted average
	Shares	exercise price
Balance at December 31, 2010	3,200,000	$2.80
Granted	-	-
Exercised	-	-
Balance at March 31, 2011	3,200,000	$2.80

10.	Pension Plan

The Company sponsors a defined benefit pension plan in which a majority of its Canadian employees are members. The employer contributes 100% to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

Cost of Benefits

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Current service cost, net of employee contributions	$8	$10
Interest cost on accrued benefit obligation	37	35
Expected return on plan assets	(38)	(34)
Amortization of transitional obligation	3	3
Amortization of past service costs	2	1
Amortization of net actuarial gain	8	6
Total cost of benefit	$20	$21

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $22,000 and $64,000 of contributions to its defined benefit pension plan during the three months ended March 31, 2011 and 2010, respectively. Changes in the discount rate and actual investment returns that continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

11.	Related Party Transactions

The following table summarizes the Company's related party transactions for the three months ended March 31, 2011 and 2010 measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties (in thousands):

	Three Months Ended March 31,
	2011	2010
Companies under common significant influence
Consulting and administration fee expenses	$-	$66

During the three month periods ended March 31, 2011 and 2010, the Company paid $0 and $66,000, respectively, to a company controlled by a limited partner of a shareholder of the Company, as reimbursement for rent, office services, and travel and entertainment expenses.

In 1997, two limited partners of a shareholder, advanced $100,000 and $50,000, respectively, to the Company, with such amounts accruing interest at the rate of 12% per annum and no specific terms of repayment or maturity date. Interest incurred on these obligations during the three months ended March 31, 2011 and 2010 was $0 and $4,500, respectively. During the year ended December 31, 2010, the aggregate principal amount of these advances was repaid in full.

12.	Geographical Information

The Company has one material operating segment, the sale of electrical equipment. Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Three Months Ended
	March 31
	2011	2010
Canada	$9,882	$7,791
United States	5,230	237
Others	614	222
Total	$15,726	$8,250

13.	Basic and Diluted Earnings Per Share

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

	Three Months Ended March 31,
	2011	2010

Numerator:
Net earnings for basic and diluted earnings per common share	$963	$390

Denominator:
Weighted average basic shares outstanding	29,536	29,000

Effect of dilutive securities:
Employee and director stock option awards	-	-
Warrants outstanding	214	66
	214	66
Denominator for diluted earnings per common share	29,750	29,066

Earnings per common share basic and diluted:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

14.	Subsequent Event

On May 13, 2011, the Company entered into a definitive agreement to acquire the stock of Transformateur Bemag, Inc. (“Bemag”) for cash consideration of $5.5 million Canadian dollars and the assumption of liabilities. Among other conditions to closing, there is a requirement that the parties enter into a similar agreement providing for the purchase of Vermont Transformer, Inc. (“Vermont”), an affiliate of Bemag, for cash consideration of $1.0 million Canadian dollars and the assumption of liabilities. Bemag and Vermont design and manufacture low and medium voltage dry-type transformers and custom magnetics for customers in the commercial and industrial segments of the North American electrical equipment market. The companies operate from locations in Farnham, Quebec and St. Albans, Vermont, generating approximately $15.0 million of revenue annually on a combined basis. The Company anticipates that funding for the cash portion of the transaction consideration will be provided by a new acquisition term loan credit facility with our Canadian bank. The transactions are expected to close at the start of the Company’s third quarter in July 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 31, 2011 and is available on the SEC’s website at www.sec.gov.

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries, including Pioneer Transformers Ltd., Jefferson Electric, Inc., and Pioneer Wind Energy Systems Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	Our ability to expand our business through strategic acquisitions.
•	Our ability to integrate acquisitions and related businesses.
•
Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

•
We depend on Hydro-Quebec Utility Company and Siemens Industry, Inc. for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company or Siemens Industry, Inc. could have a significant impact on our results of operations.

•	The potential loss or departure of key personnel, including Nathan J. Mazurek, our Chairman, President and Chief Executive Officer.
•
A majority of our revenue and a significant portion of our expenditures are derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues.

•	Our ability to generate internal growth.

•	Market acceptance of existing and new products.
•	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.
•
Restrictive loan covenants or our ability to repay or refinance debt under our credit facilities could limit our future financing options and liquidity position and may limit our ability to grow our business.

•	Our ability to develop and grow our wind energy business.

•	General economic and market conditions in the electrical equipment, power generation, commercial construction, industrial production, oil and gas, marine and infrastructure industries.
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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Form 10-Q.

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

Foreign Currency Exchange Rates

We report our financial results in U.S. dollars. Accordingly, all comparative financial information contained in this discussion has been recast from Canadian dollars to U.S. dollars. We also elected to report our financial results in accordance with generally accepted accounting principles in the U.S. to improve the comparability of our financial information with our peer companies.

Although we have elected to report our results in accordance with generally accepted accounting principles in the U.S. and in U.S. dollars, our largest operating subsidiary, Pioneer Transformers Ltd., is a Canadian entity and its functional currency is the Canadian dollar. As such, its financial position, results of operations, cash flows and equity are initially consolidated in Canadian dollars. The subsidiary's assets and liabilities are then translated from Canadian dollars to U.S. dollars by applying the foreign currency exchange rate in effect at the balance sheet date, while the results of our operations and cash flows are translated to U.S. dollars by applying the average foreign currency exchange rate in effect during the reporting period. The resulting translation adjustments are included in other comprehensive income or loss.

The financial position and operating results of Pioneer Transformers Ltd. have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2011			2010
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.9696	$0.9860	$0.9860	$1.0158	$1.0409	$10409

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

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Changes in Accounting Principles

No significant changes in accounting principles were adopted during 2010 and 2011, except for the following:

Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2010-06”). ASU 2010-06 requires reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis, and (4) transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for fiscal years beginning on or after December 15, 2009, except for the disclosure regarding Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 for Levels 1 and 2 did not have a material impact on our consolidated financial statements, and we do not expect the adoption of the standard for Level 3 to have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue. For the three months ended March 31, 2011, consolidated revenues increased 90.6% to $15.7 million, up from $8.3 million during the three months ended March 31, 2010. The acquisition of Jefferson Electric, Inc. on April 30, 2010 contributed approximately $5.2 million to our revenue during the three months ended March 31, 2011, versus $4.4 million in the three months ended March 31, 2010, which was prior to our acquisition of Jefferson Electric, Inc. Revenue from Pioneer Transformers Ltd. increased by approximately $2.2 million, or 27.1%, during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. This increase was due to higher average selling prices due to the mix of products sold, as well as to strengthened demand from industrial and renewable energy customers, as compared to the prior year. Our wind energy business, which was established in June 2010, made no contribution to our total revenue during either reporting period.

Gross Margin. For the three months ended March 31, 2011, our gross margin percentage increased to 27.5% of revenues, compared to 21.9% during the three months ended March 31, 2010. This 5.6% gross margin increase was due to a more favorable product mix experienced by our Pioneer Transformers Ltd. business during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Our Jefferson Electric, Inc. subsidiary also experienced a gross margin improvement during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 which was prior to our acquisition of Jefferson Electric, Inc.

Selling, General and Administrative Expense. For the three months ended March 31, 2011, selling, general and administrative expense increased by approximately $1.6 million, or 142.6%, to $2.8 million, as compared to $1.2 million during the three months ended March 31, 2010. Approximately $1.2 million of the increase was due to the inclusion of Jefferson Electric, Inc. ($1.0 million) and Pioneer Wind Energy Systems Inc. ($0.2 million) in our consolidated results during the three months ended March 31, 2011.  In addition, $0.3 million of the increase was due to higher corporate expenses.  Operating expenses attributable to Pioneer Transformers Ltd. increased by $0.1 million in the three months ended March 31, 2011 as compared to the prior year.

Foreign Exchange (Gain) Loss. Most of our consolidated operating revenues are denominated in Canadian dollars, principally via our Pioneer Transformers Ltd. operating subsidiary, and a material percentage of our expenses are denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended March 31, 2011, we recorded a gain of approximately $17,000 due to currency fluctuations, compared to a loss of approximately $92,000 during the three months ended March 31, 2010.

Interest and Bank Charges. For the three months ended March 31, 2011, interest and bank charges were approximately $122,000 as compared to $13,000 for the three months ended March 31, 2010. The increase in interest expense was due to higher average borrowings as a result of the assumption of our Jefferson Electric, Inc. subsidiary’s debt during the second quarter of 2010.

Provision for Income Taxes. Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 32.5% during the three months ended March 31, 2011 compared to 29.2% in the three months ended March 31, 2010. Our effective tax rate increased for the three months ended March 31, 2011 as a result of certain operating losses from our Pioneer Wind Energy Systems Inc. business for which we did not recognize a future tax benefit beyond what has already been recorded.

Net Earnings. We generated net earnings of $1.0 million for the three months ended March 31, 2011, up 147% from approximately $0.4 million during the three months ended March 31, 2010. Our net earnings benefited from significantly stronger sales and earnings from our Pioneer Transformers Ltd. subsidiary. Earnings per basic and diluted share was $0.03 for the three months ended March 31, 2011, as compared to $0.01 per basic and diluted share for the three months ended March 31, 2010. There were 0.7 million additional weighted average diluted shares outstanding during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, a change due primarily to the issuance of our common shares in conjunction with the acquisition of Jefferson Electric, Inc.

Backlog. Our order backlog at March 31, 2011 was $18.2 million, down 2.3% from $18.7 million at December 31, 2010. The decrease in the dollar value of our backlog was distributed evenly between our Pioneer Transformers Ltd. and Jefferson Electric, Inc. subsidiaries. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2011.

Liquidity and Capital Resources

General. At March 31, 2011, we had cash and cash equivalents of approximately $0.1 million and total debt, including capital lease obligations, of $6.9 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, debt repayment and capital improvements. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Our operating activities used cash flow of approximately $1.0 million during the three months ended March 31, 2011, compared to cash flow generated from operating activities of $1.6 million during the three months ended March 31, 2010. The principal elements of cash flow from operating activities during the three months ended March 31, 2011 were net earnings of $1.0 million and $0.1 million of non-cash expenses included in our net earnings, offset by approximately $2.1 million of cash used due to higher working capital requirements.

Cash used in investing activities during the three months ended March 31, 2011 was approximately $0.1 million, as compared to $45,000 during the three months ended March 31, 2010. During the three months ended March 31, 2011 and 2010, our cash used in investing activities consisted entirely of additions to property, plant and equipment.

Cash provided by our financing activities was approximately $0.8 million during the three months ended March 31, 2011, compared to cash used of $0.1 million during the three months ended March 31, 2010. Our source of cash from financing activities during the three months ended March 31, 2011 was $0.9 million from short term bank borrowings to support our working capital requirements, offset by approximately $0.1 in million for long-term debt and capital lease obligation payments. During the three months ended March 31, 2010, we paid approximately $0.1 million in the aggregate for transactions costs related to the common stock private placement completed on December 2, 2009 and for principal repayments of debt.

As of March 31, 2011, our current assets were 1.2 times our current liabilities. Current assets increased by $3.6 million and current liabilities increased by $2.5 million during the three months ended March 31, 2011. These increases were primarily due to increased accounts receivable and inventories at Pioneer Transformers Ltd. during the three months ended March 31, 2011. As a result, our net working capital balance increased by $1.0 million to $3.2 million during the three months ended March 31, 2011, as compared to $2.0 million of net working capital as of December 31, 2010.

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

The credit facilities require Pioneer Transformers Ltd. to comply with various financial covenants, including maintaining a minimum debt service coverage ratio of 1.25, a minimum current ratio of 1.20 and a maximum total debt to tangible net worth ratio of 2.50. The credit facilities also restrict the ability of Pioneer Transformers Ltd. to make investments or advances to affiliated or related companies without the lender’s prior written consent. The demand revolving credit facility is subject to margin criteria and borrowings bear interest at the bank’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 0.75% per annum on amounts borrowed in U.S. dollars. Borrowings under the term loan facility bear interest at the bank’s prime rate plus 1.0% per annum. As of March 31, 2011 we had no borrowings outstanding under the credit facilities and we were in compliance with their financial covenant requirements.

Our Jefferson Electric, Inc. subsidiary has a bank loan agreement with a U.S. bank that includes a revolving credit facility with a borrowing base of $5.0 million and a term credit facility. Monthly payments of accrued interest must be made under the revolving credit facility and monthly payments of principal and accrued interest must be made under the term credit facility, with a final payment of all outstanding amounts due on October 31, 2011. We believe that our relationships with our banks are good and that we will be able to repay or refinance these credit facilities at or before maturity through a combination of cash on hand, cash flow from operations or through a replacement credit facility. Borrowings under the bank loan agreement are collateralized by substantially all the assets of Jefferson Electric, Inc. and are guaranteed by its Mexican subsidiary. In addition, an officer of Jefferson Electric, Inc. is a guarantor under the bank loan agreement and has provided additional collateral to the bank in the form of our common stock and a warrant to purchase our shares of common stock held by him.

The bank loan agreement requires Jefferson Electric, Inc. to comply with certain financial covenants, including a requirement to exceed minimum quarterly targets for tangible net worth, as defined, and maintain a minimum debt service coverage ratio. The bank loan agreement also restricts Jefferson Electric, Inc.’s ability to pay dividends or make distributions, advances or other transfers of assets. The interest rate under the revolving credit facility is equal to the greater of the bank’s reference rate (currently 3.25% annually) or 6.5% annually. The interest rate under the term credit facility is 7.27% annually. As of March 31, 2011, our Jefferson Electric, Inc. subsidiary had approximately $3.5 million outstanding under the revolving credit facility and approximately $2.7 million outstanding under the term credit facility and was in compliance with its financial covenant requirements.

Equipment Loans and Capital Lease Obligations. As of March 31, 2011, we had equipment loans and capital lease obligations with an aggregate principal amount outstanding of approximately $28,000, as compared to approximately $31,000 outstanding as of December 31, 2010. These equipment loans and capital lease obligations bear interest at rates varying from 0.0% to 18.8% and are repayable in monthly installments. We anticipate that these equipment loans will be paid off by the end of December 2013.

Capital Expenditures. In September 2009, we commenced an expansion of our Pioneer Transformers Ltd. plant that increased our manufacturing facilities and office space by approximately 6,000 square feet. The capital budget for the project was approximately $2.0 million, including machinery and equipment, and the project was substantially complete by March 31, 2011. The cost of the project was funded through cash flow from operations. We have no major future capital projects planned, or significant replacement spending anticipated, during 2011.

Subsequent Events. In April 2011, our Pioneer Transformers Ltd. subsidiary revised its financing arrangement with its Canadian bank and thereby replaced its October 2009 credit facilities. The terms of the new credit agreement are substantially similar to the 2009 credit agreement. Expressed in approximate U.S. dollars, the $10.2 million credit agreement consists of a $7.7 million demand revolving credit facility, a $2.0 million term loan facility and a $0.5 million foreign exchange settlement risk facility.  Amounts drawn on the term loan facility will have principal repayments becoming due on a seven year amortization schedule, as compared to five year amortization in the previous credit agreement. In addition, the new credit facilities are no longer secured by a collateral mortgage of $10.0 million on the land and buildings of Pioneer Transformers Ltd.

On May 13, 2011, we entered into a definitive agreement to acquire the stock of Transformateur Bemag, Inc. (“Bemag”) for cash consideration of $5.5 million Canadian dollars and the assumption of liabilities. Among other conditions to closing, there is a requirement that the parties enter into a similar agreement providing for the purchase of Vermont Transformer, Inc. (“Vermont”), an affiliate of Bemag,  for cash consideration of $1.0 million Canadian dollars and the assumption of liabilities. Bemag and Vermont design and manufacture low and medium voltage dry-type transformers and custom magnetics for customers in the commercial and industrial segments of the North American electrical equipment market. The companies operate from locations in Farnham, Quebec and St. Albans, Vermont, generating approximately $15.0 million of revenue annually on a combined basis. We anticipate that funding for the cash portion of the transaction consideration will be provided by a new acquisition term loan credit facility with our Canadian bank. The transactions are expected to close at the start of our third quarter in July 2011.

Item 4.  Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2011, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk.  Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Form 10-Q, our Annual Report on Form 10–K for the year ended December 31, 2010 and our other periodic filings with the Securities and Exchange Commission.  Additional risks and uncertainties that we are unaware of may become important factors that affect us.  If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected.  In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

Risks Relating to Our Business

We may not be able to expand our business through strategic acquisitions, which could decrease our profitability.

A key element of our strategy is to pursue strategic acquisitions that either expand or complement our business in order to increase revenue and earnings.  We may not be able to identify additional attractive acquisition candidates on terms favorable to us or in a timely manner.  We may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to us, if at all.  Moreover, we may not be able to integrate any acquired businesses into our business or to operate any acquired businesses profitably.  Acquired businesses (such as Jefferson Electric, Inc.) may operate at lower profit margins, which could negatively impact our results of operations.  Each of these factors may contribute to our inability to grow our business through strategic acquisitions, which could ultimately result in increased costs without a corresponding increase in revenues, which would result in decreased profitability.

Any acquisitions that we complete could disrupt our business and harm our financial condition and operations.

In an effort to effectively compete in the specialty electrical equipment manufacturing and service businesses, where increasing competition and industry consolidation prevail, we will seek to acquire complementary businesses in the future.  In the event of any future acquisitions, we could:

•
issue additional securities that would dilute our current stockholders’ percentage ownership or provide the purchasers of the additional securities with certain preferences over those of common stockholders, such as dividend or liquidation preferences;

•	incur debt and assume liabilities; and

•	incur large and immediate write-offs of intangible assets, accounts receivable or other assets.

These events could result in significant expenses and decreased revenue, which could adversely affect the market price of our common stock.

In addition, integrating product acquisitions and completing any future acquisitions could also cause significant diversions of management’s time and resources.  Managing acquired businesses entails numerous operational and financial risks.  These risks include difficulty in assimilating acquired operations, diversion of management’s attention, and the potential loss of key employees or customers of acquired operations.

Our industry is highly competitive.

The electrical transformer industry is highly competitive.  Principal competitors in our markets include ABB Ltd., Carte International, Inc., Cooper Industries plc, General Electric Company, Hammond Power Solutions Inc., Howard Industries, Inc., Partner Technologies, Inc. and Schneider Electric.  Many of these competitors, as well as other companies in the broader electrical equipment manufacturing and service industry where we expect to compete, are significantly larger and have substantially greater resources than we do and are able to achieve greater economies of scale and lower cost structures than us and may, therefore, be able to provide their products and services to customers at lower prices than we are able to.  Moreover, we cannot be certain that our competitors will not develop the expertise, experience and resources to offer products that are superior in both price and quality to our products.  Similarly, we cannot be certain that we will be able to market our business effectively in the face of competition or to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base.  Our inability to manage our business in light of the competitive forces we face could have a material adverse effect on our results of operations.

Because we currently derive a significant portion of our revenues from two customers, any decrease in orders from these customers could have an adverse effect on our business, financial condition and operating results.

We depend on Hydro-Quebec Utility Company for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company, has, in the past, had a significant impact on our results of operations.  In particular, Hydro-Quebec Utility Company represented a substantial portion of our entire company’s sales, approximately 36% and 40% of net sales in the years ended December 31, 2010 and 2009, respectively.  In addition, Siemens Industry, Inc. accounted for 9% of our entire company’s sales in the year ended December 31, 2010.  Aside from being a customer of ours, Siemens Industry, Inc. is also a manufacturer of transformers.  If either of these customers was to significantly cancel, delay or reduce the amount of business it does with us, there could be a material adverse effect on our business, financial condition and operating results.  Our long term supply agreements for the sale of our products to Hydro-Quebec Utility Company expire in 2012 and we therefore cannot assure you that Hydro-Quebec Utility Company will continue to purchase transformers from us in quantities consistent with the past or at all.  Moreover, although Jefferson Electric, Inc. has a pricing agreement for the sale of its products to Siemens Industry, Inc., the agreement does not obligate Siemens Industry, Inc. to purchase transformers from Jefferson Electric, Inc. in quantities consistent with the past or at all.  If either of these customers were to become insolvent or otherwise unable to pay or were to delay payment for services, our business, financial condition and operating results could also be materially adversely affected.

We are vulnerable to economic downturns in the commercial construction market, which may reduce the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.

Portions of our business, in particular those of Jefferson Electric, Inc., involve sales of our products in connection with commercial real estate construction.  Our sales to this sector are affected by the levels of discretionary business spending.  During economic downturns in this sector, the levels of business discretionary spending may decrease.  This decrease in spending will likely reduce the demand for some of our products and may adversely affect our sales, earnings, cash flow or financial condition.

The commercial and industrial building and maintenance sectors began to experience a significant decline in 2008.  The downturn in these segments contributed to a decline in the demand for some of Jefferson Electric, Inc.’s products and adversely affected Jefferson Electric, Inc.’s sales and earnings in 2008 through 2010.  We cannot predict the duration or severity of the downturn in these segments.  Continued downturn in these segments could continue to reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.

The departure or loss of key personnel could disrupt our business.

We depend heavily on the continued efforts of Nathan J. Mazurek, our principal executive officer, and on other senior officers who are responsible for the day-to-day management of our three operating subsidiaries.  In addition, we rely on our current electrical and mechanical design engineers, along with trained coil winders, many of whom are important to our operations and would be difficult to replace.  We cannot be certain that any of these individuals will continue in their respective capacities for any particular period of time.  The departure or loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

Our revenue may be adversely affected by fluctuations in currency exchange rates.

A majority of our revenue and a significant portion of our expenditures are derived or spent in Canadian dollars.  However, we report our financial condition and results of operations in U.S. dollars.  As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues.  For example, if the Canadian dollar appreciates relative to the U.S. dollar, the fluctuation will result in a positive impact on the revenues that we report.  However, if the Canadian dollar depreciates relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation.  It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the Canadian dollar.  Conversely, the impact of currency fluctuations may result in an increase in reported sales despite declining sales when reported in the Canadian dollar.  The exchange rate from the U.S. dollar to the Canadian dollar has fluctuated substantially and may continue to do so in the future.  Though we may choose to hedge our exposure to foreign currency exchange rate changes in the future, there is no guarantee such hedging, if undertaken, will be successful.

We may be unable to generate internal growth.

Our ability to generate internal growth will be affected by, among other factors, our ability to attract new customers, increase or decrease in the number or size of orders received from existing customers, hire and retain skilled employees and increase volume utilizing our existing facilities.  Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be implemented with positive results or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth.  If we do not achieve internal growth, our results of operations will suffer and we will likely not be able to expand our operations or grow our business.

Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

Our raw material costs represented approximately 63% and 64% of our revenues for the years ended December 31, 2010 and 2009, respectively.  Although we anticipate that this percentage will be lower in the future due to our acquisition of Jefferson Electric, Inc., there is no guarantee that such result will be achieved.  The principal raw materials purchased by us are core steel, copper wire, aluminum strip and insulating materials including transformer oil.  We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors.  These raw materials and components are available from, and supplied by, numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil.  Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.  We cannot provide any assurances that we will not experience difficulties sourcing our raw materials in the future.

Jefferson Electric, Inc. may be unable to service, repay or refinance its debt and remain in compliance with its debt covenants, which could have a material adverse effect on our business.

Jefferson Electric, Inc. is highly leveraged, and its ability to repay its debt, substantially all of which is due to be repaid in October 2011, will depend on its financial and operating performance and on our ability to execute on our business strategy with respect to Jefferson Electric, Inc.  The financial and operational performance of Jefferson Electric, Inc. will depend on numerous factors, many of which are beyond our control, such as economic conditions and governmental regulation.  We cannot be certain that Jefferson Electric, Inc.’s cash flow will be sufficient to allow it to pay the principal and interest on its debt and meet other obligations.  If Jefferson Electric, Inc. does not generate enough cash flow to fully amortize its debt, it may be unable to refinance all or part of the existing debt or sell assets on terms acceptable to us, if at all.  Further, failing to comply with the financial and other restrictive covenants in its loan agreement could result in an event of default, which could result in acceleration of the payments due.  Because Jefferson Electric, Inc.’s debt is secured by substantially all of Jefferson Electric, Inc.’s assets, if Jefferson Electric, Inc. is unable to service, repay or refinance its debt and remain in compliance with its debt covenants, we could lose all of our investment in Jefferson Electric, Inc.

Our operating subsidiaries have, and are expected to continue to have, credit facilities with restrictive loan covenants that may impact our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

We rely on our Pioneer Transformers Ltd. and Jefferson Electric, Inc. subsidiaries for a significant portion of the cash flow to operate our business and execute our strategy.  Our credit facilities with our lenders contain certain covenants that restrict each of these subsidiaries’ ability to, among other things:

•	effect an amalgamation, merger or consolidation with any legal entity;

•	cause its subsidiaries to wind up, liquidate or dissolve their affairs, in the case of Pioneer Transformers Ltd, and permit any subsidiaries to exist, in the case of Jefferson Electric, Inc.;

•	change the nature of its core business;

•
in the case of Pioneer Transformers, Ltd., alter its capital structure in a manner that would be materially adverse to our Canadian lender and undergo a change of control and make investments or advancements to affiliated or related companies without our Canadian lender’s prior written consent; or

•	in the case of Jefferson Electric, Inc., recapitalize its corporate structure, acquire any business, acquire stock of any corporation, or enter into any partnership or joint venture.

The majority of the liquidity derived from our credit facilities is based on availability determined by a borrowing base.  Specifically, the availability of credit is dependent upon eligible receivables, inventory and certain liens.  We may not be able to maintain adequate levels of eligible assets to support our required liquidity.

In addition, our credit facilities require us to meet certain financial ratios, including maintenance of a minimum debt service coverage ratio, a minimum current ratio and a maximum total debt to tangible net worth ratio in the case of Pioneer Transformers, Ltd. and a requirement to exceed minimum quarterly targets for tangible net worth, as defined, and maintain a minimum debt service coverage ratio in the case of Jefferson Electric, Inc.  Our ability to meet these financial provisions may be affected by events beyond our control.  If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit facilities, our lenders could institute foreclosure proceedings against the assets securing borrowings under those facilities, which would harm our business, financial condition and results of operations.

We may not be able to fully realize the revenue value reported in our backlog.

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales.  As of December 31, 2010, our order backlog was $18.7 million.  Orders included in our backlog are represented by customer purchase orders and contracts that we believe to be firm.  Backlog develops as a result of new business taken, which represents the revenue value of new customer orders received by us during a given period.  Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed.  In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed.  From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken.  In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog.  In addition to our being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

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

Our operating results may vary significantly from quarter to quarter.

Our quarterly results may be materially and adversely affected by:

•	the timing and volume of work under new agreements;

•	the spending patterns of customers;

•	customer orders received;

•	a change in the mix of our customers, contracts and business;

•	increases in design and manufacturing costs;

•	the length of our sales cycles;

•	the rates at which customers renew their contracts with us;

•	changes in pricing by us or our competitors, or the need to provide discounts to win business;

•	a change in the demand or production of our products caused by severe weather conditions;

•	our ability to control costs, including operating expenses;

•	losses experienced in our operations not otherwise covered by insurance;

•	the ability and willingness of customers to pay amounts owed to us;

•	the timing of significant investments in the growth of our business, as the revenue and profit we hope to generate from those expenses may lag behind the timing of expenditures;

•	costs related to the acquisition and integration of companies or assets;

•	general economic trends, including changes in equipment spending or national or geopolitical events such as economic crises, wars or incidents of terrorism; and

•	future accounting pronouncements and changes in accounting policies.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for an entire year.

We rely on third parties for key elements of our business whose operations are outside our control.

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

International expansion is one of our growth strategies, and international operations beyond our current markets will expose us to additional risks that we do not face in our current markets, which could have an adverse effect on our operating results.

We generate a significant portion of our revenue from operations in Canada and currently derive limited revenue from outside of North America.  However, international expansion is one of our growth strategies, including into Western Europe and to Asia, and we expect our revenue and operations outside of North America will expand in the future.  These operations will be subject to a variety of risks that we do not face in the U.S., and that we may face only to a limited degree in Canada, including:

•	building and managing highly experienced foreign workforces and overseeing and ensuring the performance of foreign subcontractors;

•	increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;

•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the U.S.;

•	increased exposure to foreign currency exchange rate risk;

•	longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable;

•	difficulties in repatriating overseas earnings;

•	general economic conditions in the countries in which we operate; and

•	political unrest, war, incidents of terrorism, or responses to such events.

Our ability to expand into international markets will depend, in part, on our ability to navigate differing legal, regulatory, economic, social and political conditions.  We may be unable to develop and implement policies and strategies that will be effective in managing these risks in each country where we do business.  Our failure to manage these risks could cause us to fail to reap our investments in developing these markets and could harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our international and overall business, financial condition and operating results.

Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements.  We may experience shortages of qualified personnel.  We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel.  Labor shortages, increased labor costs or loss of our most skilled workers could impair our ability to maintain our business or grow our revenues, and may adversely impact our profitability.

Our business operations are dependent upon our ability to engage in successful collective bargaining with our unionized workforce.

Approximately 75% of our workforce is unionized.  Our current collective bargaining agreement with our unionized workforce in Canada expires in May 2015.  We have a similar agreement with our unionized workforce in Reynosa, Mexico that has an indefinite term, subject to annual review and negotiation of key provisions.  If we are unable to renew our agreements regarding the terms of these collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages.  Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

Our risk management activities may leave us exposed to unidentified or unanticipated risks.

Although we maintain insurance policies with respect to our related exposures, these policies contain deductibles and limits of coverage.  We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported.  However, insurance liabilities are difficult to estimate due to various factors and we may be unable to effectively anticipate or measure potential risks to our company.  If we suffer unexpected or uncovered losses, any of our insurance policies or programs are terminated for any reason or are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies or that exceed our accruals or that exceed our coverage limits and could adversely impact our consolidated results of operations, cash flows and financial position.

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

Market disruptions caused by domestic or international financial crises could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

We rely on credit facilities with our lenders, amongst other avenues, to satisfy our liquidity needs.  Disruptions in the domestic or international credit markets or deterioration of the banking industry’s financial condition (such as occurred beginning in 2008), may discourage or prevent our lenders and other lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments, such as for acquisitions or to refinance existing credit facilities.  Market disruptions may also limit our ability to issue debt securities in the capital markets.  We can provide no assurances that our lenders or any other lenders we may have will meet their existing commitments or that we will be able to access the credit markets in the future on terms acceptable to us or at all.

Longer term disruptions in the domestic or international capital and credit markets as a result of uncertainty, reduced financing alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business.  Any disruption could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged.  Such measures could include deferring capital expenditures and reducing other discretionary expenditures.

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

Risks Relating to Pioneer Wind Energy Systems Inc.

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

We have significantly restructured the operations of the wind energy business we acquired and, as such, we consider Pioneer Wind Energy Systems Inc. to be a development stage business that is highly dependent on its senior management personnel.

The business of Pioneer Wind Energy Systems Inc. is highly dependent on the experience, reputation and knowledge of its senior managers in order to secure attractive wind energy project customers, including its president and manager of strategic procurement.  The loss of either of these individuals could significantly impair Pioneer Wind Energy Systems Inc.’s ability to identify and attract customers and adequately source and supply products and services that meet customers’ needs.

Our business strategy includes providing equipment financing assistance to our customers, a practice with which we have no experience to date.

Inherent in our strategy to provide financing in conjunction with sales of our wind turbine equipment is credit risk associated with our customers.  We intend to provide customers extended payment terms from the time of wind turbine delivery and installation.  If we are able to sell wind turbine equipment on this basis, we anticipate that each sale will create over $1.0 million of accounts receivable plus interest per customer per project and will provide for a payment schedule of up to, or exceeding, one year.  If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for our equipment and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected.  The creditworthiness of each customer and the rate of delinquencies, repossessions and net losses on customer obligations will be directly impacted by several factors, including relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer’s management team, the sustained value of the underlying collateral and the overall performance of the customer’s power project.  In the event of delinquencies that might cause us to seek to take possession of our collateral, there can be no assurance that we will be able to sell such collateral at a price sufficient to recover our investment.

Our wind energy equipment and services business is highly dependent on our customers receiving regulatory incentives, subsidies and third party financing.

The wind energy industry is supported in many territories through a variety of financial incentives offered by government and regulatory bodies.  If the availability of such incentives was reduced or removed it would likely have an adverse effect on our business.  Such an incentive in the U.S. is the Production Tax Credit (PTC), a federal level income tax credit which is due to expire on December 31, 2012.  Without the PTC, the projected return on investment in an individual wind power facility may not be sufficient to attract investment capital in the amount necessary to fund the acquisition, development and construction of wind power projects in the U.S.

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

Finally, in addition to regulatory incentives, some of our customers will rely on us or on third parties in connection with the financing of purchases of wind turbines from us.  Starting during the economic downturn of 2008, third party financing became very difficult to obtain for wind power projects and remains challenging to secure.  The absence of easily obtainable third party financing for wind power projects could materially reduce demand for our wind turbines.

Our customers may have difficulty in locating suitable project development sites, resulting in less demand for our wind turbines.

The development of new wind power generating projects requires the identification, acquisition and permit for viable wind resource land assets.  We believe that adequate wind resource land exists and can be acquired by our current and prospective customers on a reasonable cost basis.  However, management believes competition for wind resource sites is increasing and we believe developers in some areas have bid up site costs to levels that result in marginal project economics.  This trend may increase and spread to many wind regions, limiting demand for our wind turbines.  In some locations, residents and others have objected to wind projects based on noise, visual aesthetics or wildlife protection concerns.

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

Provident Pioneer Partners, L.P., which is controlled by Nathan J. Mazurek, chief executive officer, president and chairman of the board of directors, beneficially owns approximately 78% of our outstanding common stock.  As a result of this stock ownership, Provident Pioneer Partners, L.P. and Mr. Mazurek can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.  In addition, as the interests of Provident Pioneer Partners, L.P. and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of us as a whole.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

On December 2, 2009, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that we may need to upgrade our systems, implement additional financial and management controls, reporting systems and procedures, implement an internal audit function, and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with the fact that we became a public company through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.  Moreover, regulatory authorities such as the SEC and securities exchanges may subject us to heightened scrutiny because of the manner in which we became a public company, which could lead to increased compliance costs or delays in implementing transactions such as financings and acquisitions.

Risks Relating to this Offering and our Common Stock

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock.  In addition to the possibility that actual sales of significant amounts of our common stock in the public market could harm our common stock price, the fact that our stockholders have the ability to make such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our common stock may be affected by limited trading volume and price fluctuations, each of which could adversely impact the value of our common stock.

There has been very limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.  These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future.  We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

Our stock price may be volatile, which could result in substantial losses for investors.

The market price of our common stock is highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;

•	additions or departures of key personnel, including Nathan J. Mazurek, our Chairman, President and Chief Executive Officer;

•	sales of our common stock, including management shares;

•	limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors;

•	our ability to manage the costs of maintaining adequate internal financial controls and procedures in connection with the acquisition of additional businesses; and

•	period-to-period fluctuations in our financial results.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business.  We do not currently have research coverage by securities and industry analysts and you should not invest in our common stock in anticipation that we will obtain such coverage.  If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline.  If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Item 6.  Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: May 16, 2011	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: May 16, 2011	/s/ Andrew Minkow
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

4.2
Form of $10.00 Warrant (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

4.3
Form of $16.25 Warrant (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

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

4.7
Form of Warrant to Purchase Common Stock, dated May 11, 2010, issued to investor relations firm and its designees (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 20, 2011).

10.1
Lease Amending Agreement, dated March 1, 2011, by and between Pioneer Transformers Ltd. and 1713277 Ontario Inc. (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.2
Collective Bargaining Agreement Nexus Magneticos S.  de R.L.  de C.V., dated January 1, 2011 (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.3
Commitment Letter, dated February 7, 2011, by and among Pioneer Transformers Ltd., Bernard Granby Realty Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 20, 2011).

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________
* Filed herewith.