Form 10-Q
period 2011-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2011-08-15
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 15, 2011
Common Stock, $0.001 par value	5,907,255

PIONEER POWER SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$14,097	$516
Accounts receivable	5,604	5,358
Inventories	9,150	7,814
Income taxes receivable	1,130	1,191
Deferred income taxes	245	245
Prepaid expenses and other current assets	1,029	575
Total current assets	31,255	15,699
Property, plant and equipment	5,281	5,123
Noncurrent deferred income taxes	1,525	1,311
Intangible assets	4,328	4,436
Goodwill	5,534	5,534
Total assets	$47,923	$32,103

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank overdrafts	$1,459	$-
Accounts payable and accrued liabilities	8,344	7,442
Current maturities of long-term debt and capital lease obligations	8,150	6,063
Income taxes payable	166	161
Total current liabilities	18,119	13,666
Long-term debt and capital lease obligations, net of current maturities	9,912	17
Pension deficit	308	308
Noncurrent deferred income taxes	2,252	2,320
Deferred credit	700	700
Total liabilities	31,291	17,011

Shareholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 5,907,255 shares issued and outstanding	6	6
Additional paid-in capital	7,666	7,541
Accumulated other comprehensive income (loss)	(78)	(305)
Retained earnings	9,038	7,850
Total shareholders' equity	16,632	15,092
Total liabilities and shareholders' equity	$47,923	$32,103

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Earnings (unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$16,412	$12,350	$32,138	$20,601
Cost of goods sold	12,860	9,367	24,265	15,811
Gross profit	3,552	2,983	7,873	4,790
Operating expenses
Selling, general and administrative	2,711	1,987	5,501	3,137
Foreign exchange (gain) loss	5	(150)	(12)	(57)
Total operating expenses	2,716	1,837	5,489	3,080
Operating income	837	1,146	2,384	1,710
Interest and bank charges	105	81	227	94
Other expense (income)	441	350	441	350
Gain on bargain purchase	-	(1,052)	-	(1,052)
Earnings before income taxes	291	1,767	1,716	2,318
Provision for income taxes	65	394	528	555
Net earnings	$226	$1,373	$1,188	$1,763

Earnings per common share
Basic	$0.04	$0.23	$0.20	$0.30
Diluted	$0.04	$0.23	$0.20	$0.30

Weighted average common shares outstanding
Basic	5,907	5,874	5,907	5,837
Diluted	5,983	5,947	5,968	5,883

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net earnings	$1,188	$1,763
Depreciation	338	232
Amortization of intangibles	108	34
Deferred tax expense	(281)	(124)
Accrued pension	(36)	(68)
Stock-based compensation	126	47
Warrant issuance expense	-	92
Common stock issuance expense	-	140
Gain on bargain purchase	-	(1,052)
Changes in current operating assets and liabilities
Accounts receivable, net	(152)	461
Inventories	(1,179)	494
Prepaid expenses and other current assets	(452)	(207)
Income taxes	97	(1,475)
Accounts payable and accrued liabilities	801	1,282
Net cash provided by (used in) operating activities	558	1,619

Investing activities
Additions to property, plant and equipment	(422)	(673)
Acquisition of subsidiaries, net of cash acquired	-	(399)
Net cash used in investing activities	(422)	(1,072)

Financing activities
Increase (decrease) in bank overdrafts	1,441	673
Increase (decrease) in long-term debt	10,269	-
Increase (decrease) in revolving credit facilities	2,009	(2,090)
Repayment of long-term debt and capital lease obligations	(340)	(304)
Repayment of advances from limited partners of a shareholder	-	(150)
Issuance of warrants	-	12
Transaction costs	-	(108)
Net cash provided by (used in) financing activities	13,379	(1,967)

Increase (decrease) in cash and cash equivalents	13,515	(1,420)
Effect of foreign exchange on cash and cash equivalents	66	(6)

Cash and cash equivalents
Beginning of year	516	1,560
End of period	$14,097	$134

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)
(Dollars in thousands)

	Other			Additional		Accumulated	Total
	Comprehensive	Common Stock		paid-in	Retained	other compre-	shareholders'
	Income	Shares	Amount	capital	earnings	hensive (loss)	equity
Balance - December 31, 2010		5,907,255	$6	$7,540	$7,850	$(305)	$15,091
Net earnings	1,188	-	-	-	1,188	-	1,188
Stock-based compensation	-	-	-	126	-	-	126
Foreign currency translation adjustment	253	-	-	-	-	253	253
Pension adjustment, net of taxes	(26)	-	-	-	-	(26)	(26)
Total comprehensive income	$1,415	-	-	-	1,188	227	1,415
Balance - June 30, 2011		5,907,255	$6	$7,666	$9,038	$(78)	$16,632

The accompanying notes are an integral part of these consolidated financial statements

1.	Basis of Presentation

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries, including  Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd., Pioneer Wind Energy Systems Inc., 7834080 Canada Inc., and Jefferson Electric, Inc.

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

Reverse Stock Split

The Company’s board of directors authorized a one-for-five reverse stock split on June 1, 2011, which took effect on June 20, 2011.  All share and related stock option and warrant information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the reduced number of shares resulting from this action.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Adoption of New Accounting Standards and recently issued accounting pronouncements

New accounting standards

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2010-06”). ASU 2010-06 requires reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis, and (4) the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for fiscal years beginning on or after December 15, 2009, except for the disclosure regarding Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 for Levels 1, 2 and 3 did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 creates fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent regarding the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company is currently evaluating the impact of ASU 2011-04 on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”).   Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2011-05 on its consolidated financial statements.

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

4.	Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$3,631	$3,693
Work in process	2,136	2,029
Finished goods	3,383	2,092
Total inventories	$9,150	$7,814

Included in raw materials at June 30, 2011 and December 31, 2010 are goods in transit of approximately $0.1 million and $0.3 million, respectively.

The preceding amounts are net of inventory reserves of approximately $0.4 million at June 30, 2011 and December 31, 2010.

5.	Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the six months ended June 30, 2011, consisted of the following (in thousands):

	Goodwill	Intangible Assets
Balance December 31, 2010	$5,534	$4,436
Additions due to acquisitions	-	-
Amortization	-	(108)
Balance June 30, 2011	$5,534	$4,328

	Intangible	Accumulated	Intangible Assets,
	Assets	Amortization	Net
Customer relationships	$2,050	$(225)	$1,825
Non-compete agreement	80	(27)	53
Trademarks	1,790	-	1,790
Technology-related industry accreditations	660	-	660
Total intangible assets	$4,580	$(252)	$4,328

6.	Credit Facilities

Canadian Credit Facilities

In June 2011, Pioneer Electrogroup Canada Inc., a wholly owned subsidiary of Pioneer Power Solutions, Inc. and the parent company of Pioneer Transformers Ltd., Pioneer Wind Energy Systems Inc., 7834080 Canada Inc. and Bemag Transformer Inc. (the “Borrowers”), entered into a letter loan agreement with the Company’s Canadian bank (the “Canadian Facilities”) that replaced and superseded all the Company’s prior financing arrangements with the bank. Bemag Transformer Inc. became a party to the Canadian Facilities on July 1, 2011, upon the acquisition of all of its capital shares by 7834080 Canada Inc. (see Note 14 “Subsequent Event”).

The Canadian Facilities provide for up to $23.0 million CAD (approximately $23.9 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) with principal repayments becoming due on a five year amortization schedule to refinance the existing term loan granted to Pioneer Transformers Ltd. for its plant expansion, a $10.0 million CAD term credit facility (“Facility C”) with principal repayments becoming due on a five year amortization schedule to finance acquisitions, capital expenditures or to provide funding to Pioneer Power Solutions, Inc., a $50,000 CAD Corporate MasterCard credit facility (“Facility D”) and a $1.0 million CAD foreign exchange settlement risk facility (“Facility E”).

The Canadian Facilities are secured by a first-ranking lien in the amount of approximately $25 million CAD on all of the present and future movable and immovable property of the borrowers and their subsidiaries.

The Canadian Facilities require the Borrowers to comply on a consolidated basis with various financial covenants, including maintaining a minimum fixed charge coverage ratio of 1.25, a maximum funded debt to EBITDA ratio of 2.75 and a limitation on funded debt to less than 60% of capitalization.  The Canadian Facilities also restrict the ability of the Borrowers to, among other things, (i) provide any funding to any person, including affiliates, in an aggregate amount exceeding $5.0 million CAD or (ii) to make distributions in an aggregate amount exceeding 50% of Pioneer Electrogroup Canada Inc.’s previous year’s net income.

Facility A is subject to margin criteria and borrowings bear interest at the bank’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 0.50% per annum or LIBOR plus 2.00% per annum on amounts borrowed in U.S. dollars.  Borrowings under Facility B bear interest at the bank’s prime rate plus 1.00% per annum.  Borrowings under Facility C bear interest at the following rates: if the funded debt to EBITDA ratio is equal to or greater than 2.00, the bank’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars; or, if the funded debt to EBITDA ratio is less than 2.00, the bank’s prime rate plus 1.00% per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 1.00% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars.  In addition, Facility C is subject to a standby fee which is calculated monthly using the unused portion of the facility at either 0.625% per annum if the funded debt to EBITDA ratio is equal to or greater than 2.00, or 0.5625% per annum if the funded debt to EBITDA ratio is less than 2.00.

As of June 30, 2011, the Company had approximately $11.8 million CAD outstanding under the Canadian Facilities and the Borrowers were in compliance with their financial covenant requirements.

United States Credit Facilities

Jefferson Electric, Inc. has a bank loan agreement with a U.S. bank that includes a revolving credit facility with a borrowing base limit of $5.0 million and a term credit facility (“the U.S. Facilities”). Monthly payments of accrued interest must be made under the revolving credit facility and monthly payments of principal and accrued interest must be made under the term credit facility, with a final payment of all outstanding amounts due on October 31, 2011. Borrowings under the bank loan agreement are collateralized by substantially all the assets of Jefferson Electric, Inc. which had a net carrying value of approximately $8.8 million as of June 30, 2011 and are guaranteed by its Mexican subsidiary. In addition, an officer of Jefferson Electric, Inc. is a guarantor under the bank loan agreement and has provided additional collateral to the bank in the form of common stock and a warrant to purchase shares of common stock of the Company held by him.

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

As of June 30, 2011, Jefferson Electric, Inc. had approximately $3.8 million outstanding under the revolving credit facility, approximately $2.5 million outstanding under the term credit facility and was in compliance with its financial covenant requirements.

7.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Revolving credit facilities	$5,245	$3,217
Term credit facilities	12,793	2,832
Capital lease obligations	24	31
Total debt and capital lease obligations	18,062	6,080
Less current portion	(8,150)	(6,063)
Total long-term debt and capital lease obligations	$9,912	$17

8.	Common Stock

On April 30, 2010, the Company issued 97,255 common shares in conjunction with the acquisition of Jefferson Electric, Inc.

During the quarter ended June 30, 2010, the Company also issued 10,000 common shares as payment for investor relations services. The issuance of the shares and related expense was accounted for at the fair value of the shares on the issue date which amounted to $140,000.

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

Stock Options

On December 2, 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009  Plan") for the purpose of issuing incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards to employees, directors, consultants and other service providers. A total of 320,000 shares of common stock are reserved for issuance under the 2009 Plan. Options may be granted under the 2009 Plan on terms and at prices as determined by the board of directors or by the plan administrators appointed by the board of directors. As of June 30, 2011, 118,400 stock options had been granted, consisting of 65,200 incentive stock options and 53,200 non-qualified stock options.

On March 24, 2011, the Company granted an aggregate of 5,200 incentive stock options to four employees to purchase common shares. Options to purchase 3,200 common shares are exercisable for common shares at an exercise price of $12.00 per share, expire on March 24, 2021 and vest over three years with one-third vesting on the first anniversary of the date of grant and one-third vesting on each of the second and third anniversaries of the date of grant. Options to purchase 2,000 common shares are exercisable for common shares at an exercise price of  $13.20 per share, expire on March 24, 2016 and vest over three years with one third vesting on the first anniversary of the date of grant and one third vesting on each of the second and third anniversaries of the date of grant.

On March 24, 2011, the Company granted an aggregate of 3,200 non-qualified stock options to eight directors to purchase common shares. The stock options are exercisable for common shares at an exercise price of $12.00 per share, expire on March 24, 2021 and vest on the first anniversary of the date of grant.

On May 11, 2011, the board of directors of the Company adopted the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) which was subsequently approved by stockholders of the Company on May 31, 2011.

The 2011 Plan replaces and supersedes the 2009 Plan. The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the Board that is designated to administer the Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 700,000 shares.

Expense for stock-based compensation recorded during the six months ended June 30, 2011 and 2010 was approximately $126,000 and $47,000, respectively. As of June 30, 2011, the Company had total stock-based compensation expense remaining to be recognized of approximately $0.5 million.

A summary of stock option activity under all plans as of June 30, 2011, and changes during the six months ended June 30, 2011, are presented below:

		Weighted-	Weighted-
	Stock	Average Exercise	Average Remaining	Aggregate
	Options	Price ( Per Share)	Contractual Term	Intrinsic Value
Balance December 31, 2010	110,000	$15.28
Granted	8,400	12.29
Exercised	-	-
Forfeited	-	-
Outstanding on June 30, 2011	118,400	$15.07	7.55	$45
Exercisable on June 30, 2011	28,000	-	6.95	$7

Warrants

As of June 30, 2011, the Company had warrants outstanding to purchase 640,000 shares of common stock with an average exercise price of approximately $14.00 per share. The warrants expire on dates beginning on December 2, 2014 and ending on April 30, 2015. No warrants were exercised during the six months ended June 30, 2011.

The following table summarizes the continuity of the Company's warrants:

	Number of	Weighted average
	Shares	exercise price
Balance December 31, 2010	640,000	$14.00
Granted	-	-
Exercised	-
Balance June 30, 2011	640,000	$14.00

9.	Comprehensive Income

The components of the Company’s comprehensive income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Earnings	$226	$1,373	$1,188	$1,763
Foreign currency translation adjustments	43	(391)	253	(59)
Pension adjustment net of taxes	(44)	(64)	(26)	(61)
Total	$225	$918	$1,415	$1,643

10.	Pension Plan

The Company sponsors a defined benefit pension plan in which a majority of its Canadian employees are members. The employer contributes 100% to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

Cost of Benefits

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Current service cost, net of employee contributions	$9	$10	$17	$20
Interest cost on accrued benefit obligation	37	36	73	71
Expected return on plan assets	(39)	(35)	(78)	(69)
Amortization of transitional obligation	3	3	7	6
Amortization of past service costs	2	1	4	2
Amortization of net actuarial gain	8	8	16	14
Total cost of benefit	$20	$23	$39	$44

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $96,000 and $115,000 of contributions to its defined benefit pension plan during the six months ended June 30, 2011 and 2010, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

11.	Related Party Transactions

The following table summarizes the Company's related party transactions for the three months and six months ended June 30, 2011 and 2010 measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Companies under common significant influence
Consulting and administration fee expenses	$-	$-	$-	$66

During the six months ended June 30, 2011 and 2010, the Company paid $0 and $66,000, respectively, to a company controlled by a limited partner of a shareholder of the Company, as reimbursement for rent, office services, and travel and entertainment expenses.

12.	Geographical Information

The Company has one material operating segment, the sale of electrical equipment. Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Canada	$10,499	$7,927	$20,381	$15,719
United States	5,829	4,237	11,059	4,474
Others	84	186	698	408
Total	$16,412	$12,350	$32,138	$20,601

13.	Basic and Diluted Earnings Per Share

Basic and diluted earnings per common share are calculated based on the weighted average number of shares outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon exercise of certain stock options or warrants as applicable. Certain of the Company’s employee and director stock options and warrants have been excluded from the calculation of diluted earnings per share since they are anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Numerator:
Net earnings for basic and diluted earnings per common share	$226	$1,373	$1,188	$1,763

Denominator:
Weighted average basic shares outstanding	5,907	5,874	5,907	5,837

Effect of dilutive securities:
Employee and director stock option awards	-	-	-	-
Warrants outstanding	76	73	61	46
	76	73	61	46
Denominator for diluted earnings per common share	5,983	5,947	5,968	5,883

Earnings per common share basic and diluted:
Basic	$0.04	$0.23	$0.20	$0.30
Diluted	$0.04	$0.23	$0.20	$0.30

14.	Subsequent Event

Acquisitions

On July 1, 2011, 7834080 Canada Inc., an indirect wholly-owned subsidiary of the Company, completed the acquisition of all of the capital shares of Bemag Transformer Inc.  Pursuant to the share purchase agreement, as amended, 7834080 Canada Inc. purchased all the capital shares of Bemag Transformer Inc. in a transaction valued at approximately $9.3 million CAD, this amount includes approximately $2.9 million CAD of Bemag Transformer Inc.’s revolving and long-term debt which was repaid at closing.

On July 1, 2011, 7834080 Canada Inc. also entered into an equipment purchase agreement with the former shareholders of Vermont Transformers, Inc., pursuant to which 7834080 Canada Inc.  acquired, on such date, all of the equipment used by Vermont Transformers, Inc. in the operation of its business in exchange for $1.6 million US.

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

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries, including  Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd., Pioneer Wind Energy Systems Inc., 7834080 Canada Inc., and Jefferson Electric, Inc.

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

One-for-Five Reverse Stock Split

Our board of directors authorized a one-for-five reverse stock split on June 1, 2011 which took effect on June 20, 2011.  All share and related option and warrant information presented in the following discussion and analysis of our financial condition and results of operations and the accompanying consolidated interim financial statements have been retroactively adjusted to reflect the reduced number of shares outstanding which resulted from this action.

Overview and Recent Events

We are a manufacturer of specialty electrical equipment headquartered in Fort Lee, New Jersey. Our subsidiaries provide a range of products and services to the electrical transmission and distribution industry. Our focus is on the electric utility, industrial, commercial and wind energy market segments and our customers are primarily located in North America.

On July 1, 2011 we acquired the capital shares of Bemag Transformer Inc., a Quebec-based manufacturer and supplier of dry-type transformers, and in a separate transaction purchased all the manufacturing equipment of its U.S. affiliate, Vermont Transformers, Inc. As these transactions occurred following the completion of our fiscal quarter ended June 30, 2011, the following discussion and analysis of our financial condition and results of operations and the accompanying consolidated interim financial statements do not reflect the impact of the acquisitions on our results of operations or financial condition for any periods presented.

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

The financial position and operating results of Pioneer Transformers Ltd. have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2011			2010
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.9696	$0.9860	$0.9860	$1.0158	$1.0409	$1.0409
June 30	$0.9645	$0.9676	$0.9768	$1.0646	$1.0276	$1.0343

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include pension expense, inventory provisions, useful lives and impairment of long-lived assets, determination of fair values of stock options and warrants and allowance for doubtful accounts. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Changes in Accounting Principles

No significant changes in accounting principles were adopted during 2010 and 2011, except for the following:

Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2010-06”). ASU 2010-06 requires reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis, and (4) transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for fiscal years beginning on or after December 15, 2009, except for the disclosure regarding Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 for Levels 1 and 2 did not have a material impact on our consolidated financial statements, and we do not expect the adoption of the standard for Level 3 to have a material impact on our consolidated financial statements.

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

Results of Operations

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Revenue. For the three months ended June 30, 2011, consolidated revenues increased 32.9% to $16.4 million, up from $12.3 million during the three months ended June 30, 2010. Revenue from Pioneer Transformers Ltd. increased on higher unit volume by approximately $1.9 million, or 21.8%, during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Revenue from Jefferson Electric, Inc. increased 56.7%, to approximately $6.0 million, during the three months ended June 30, 2011, as compared to $3.8 million during the three months ended June 30, 2010 which period includes only two months of results following the acquisition on April 30, 2010. Had Jefferson Electric, Inc. been acquired at the beginning of the second quarter of 2010, its revenue growth rate would have been 23.0% for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Our wind energy business, which was established in June 2010, made no contribution to our total revenue during either reporting period.

For the six months ended June 30, 2011, consolidated revenues increased $11.5 million, or 56.0%, to $32.1 million as compared to $20.6  million during the six months ended June 30, 2010. Revenue from Pioneer Transformers Ltd. increased by approximately $4.1 million, or 24.4%, during the six months ended June 30, 2011, as compared to the same period during 2010. Jefferson Electric, Inc. contributed approximately $11.3 million to our revenue during the first six months of 2011, versus $3.8 million during the comparable period of 2010. Had Jefferson Electric, Inc. been acquired at the beginning of 2010, its revenue growth rate would have been 20.6% for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Our wind energy business made no contribution to our total revenue during either six month period.

Gross Margin. For the three months ended June 30, 2011, our gross margin percentage decreased to 21.6% of revenues, compared to 24.2% during the three months ended June 30, 2010. This 2.6% gross margin decrease was due to a less favorable product mix consisting of higher volume but lower average price units sold, by our Pioneer Transformers Ltd. business during the three months ended June 30, 2011. Our Jefferson Electric, Inc. subsidiary also experienced a small gross margin decline during the three months ended June 30, 2011 due primarily to a sales mix that was more heavily weighted towards its distribution channel.

For the six months ended June 30, 2011, our gross margin percentage increased to 24.5% of revenues, compared to 23.3% during the six months ended June 30, 2010.  This 1.2% gross margin increase was due primarily to a highly favorable product mix experienced by our Pioneer Transformers Ltd. during the first quarter of 2011. Our Jefferson Electric, Inc. subsidiary experienced a slight gross margin decline during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, despite achieving an improved gross margin on a sequential quarter basis during 2011.

Selling, General and Administrative Expense. For the three months ended June 30, 2011, selling, general and administrative expense increased by approximately $0.7 million, or 36.4%, to $2.7 million, as compared to $2.0 million during the three months ended June 30, 2010. Approximately $0.6 million of the increase was due to the inclusion of Jefferson Electric, Inc. and Pioneer Wind Energy Systems Inc. in our consolidated results during the full three months ended June 30, 2011, as compared to only partial inclusion in the prior year period when each subsidiary was acquired. In addition, operating expenses attributable to Pioneer Transformers Ltd. increased by approximately $0.2 million due to higher revenues and variable selling expense in the three months ended June 30, 2011.  Offsetting these increases, corporate expenses decreased by approximately $0.1 million.

For the six months ended June 30, 2011, selling, general and administrative expense increased by approximately $2.4 million, or 75.4%, to approximately $5.5 million, as compared to $3.1 million during the six months ended June 30, 2010. Approximately $1.8 million of the increase was due to the inclusion of Jefferson Electric, Inc. and Pioneer Wind Energy Systems Inc. in our consolidated results during the full six months ended June 30, 2011, as compared to two months and one month, respectively, during the prior year period. Approximately $0.6 million of the increase was due to increased corporate expenses and higher selling expenses at Pioneer Transformers Ltd. due to its revenue increase.

Foreign Exchange (Gain) Loss. Most of our consolidated operating revenues are denominated in Canadian dollars, principally via our Pioneer Transformers Ltd. operating subsidiary, and a material percentage of our expenses are denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results.  For the three months ended June 30, 2011, we recorded a loss of approximately $5,000 due to currency fluctuations, compared to a gain of approximately $150,000 during the three months ended June 30, 2010.  For the six months ended June 30, 2011, we recorded a gain of approximately $12,000 due to currency fluctuations, compared to a gain of approximately $57,000 during the six months ended June 30, 2010.

Interest and Bank Charges. For the three months ended June 30, 2011, interest and bank charges were approximately $105,000, as compared to $81,000 for the three months ended June 30, 2010. The increase in interest expense was due primarily to higher average borrowings as a result of the assumption of our Jefferson Electric, Inc. subsidiary’s debt during the second quarter of 2010. For the six months ended June 30, 2011, interest and bank charges were approximately $227,000 as compared to $94,000 for the six months ended June 30, 2010. The increase in interest expense was due primarily to higher average borrowings as a result of the assumption of our Jefferson Electric, Inc. subsidiary’s debt during the second quarter of 2010.

Other Expense (Income). For the three and six months ended June 30, 2011 and June 30, 2010, other expense was approximately $0.4 million. The 2011 other expense consists of costs incurred in connection with our proposed public offering of common stock, which was postponed due to market conditions.  The 2010 other expense relates primarily to professional fees and costs associated with the closing of two acquisitions during the second quarter of 2010. In addition, in 2010 we incurred certain non-recurring reorganization expenses upon taking control of the wind energy assets we acquired.

Provision for Income Taxes. Our provision for income taxes reflects an effective tax rate on earnings before income taxes of 22.3% during both the three months ended June 30, 2011 and three months ended June 30, 2010. During the six months ended June 30, 2011, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 30.8%, as compared to 23.9% during the six months ended June 30, 2010. Our effective tax rate increased for the six months ended June 30, 2011 primarily as a result of operating losses from our Pioneer Wind Energy Systems Inc. business for which we have not recognized a future tax benefit beyond what has already been recorded.

Net Earnings. We generated net earnings of $0.2 million for the three months ended June 30, 2011, down from approximately $1.4 million during the three months ended June 30, 2010. Our net earnings decreased primarily due to a $1.1million non-cash gain recognized in the three months ended June 30, 2010, which resulted from the acquisition of our wind energy business. Earnings per basic and diluted share was $0.04 for the three months ended June 30, 2011, as compared to $0.23 for the three months ended June 30, 2010.

For the six month period ended June 30, 2011, net earnings were approximately $1.2 million, down from approximately $1.8 million during the six months ended June 30, 2010. As discussed above, the decrease was primarily due to $1.1 million non-cash gain we recognized during the six months ended June 30, 2010. In addition, our net earnings for the six months ended June 30, 2011 benefitted from significantly higher net earnings from our Pioneer Transformers Ltd. subsidiary, offset by increased losses by our wind energy business and higher corporate expenses. Earnings per basic and diluted share was $0.20 for the six months ended June 30, 2011, as compared to $0.30 per share for six months ended June 30, 2010.

Backlog. Our order backlog at June 30, 2011 was $16.5 million, as compared to $18.7 million at December 31, 2010 and $14.7 million at June 30, 2010. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2011.

Liquidity and Capital Resources

General. At June 30, 2011, we had cash and cash equivalents of approximately $14.1 million and total debt, including capital lease obligations, of $18.1 million. The large increase in our cash and debt positions during the quarter was due to the bank financing we received in conjunction with completing two acquisitions on the day following our balance sheet measurement date (see "Subsequent Events" below). Without the effect of the financing for these acquisitions, as of June 30, 2011, we would have had cash and cash equivalents of approximately $4.3 million and total debt, including capital lease obligations, of $8.3 million.

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

Cash provided by our operating activities was approximately $0.6 million during the six months ended June 30, 2011, compared to cash flow generated from operating activities of $1.6 million during the six months ended June 30, 2010. The principal elements of cash flow from operating activities during the six months ended June 30, 2011 were net earnings of $1.2 million and $0.3 million of non-cash expenses included in our net earnings, offset by approximately $0.9 million of cash used due to higher working capital requirements.

Cash used in investing activities during the six months ended June 30, 2011 was approximately $0.4 million, as compared to $1.1 million during the six months ended June 30, 2010. During the six months ended June 30, 2011 our cash used in investing activities consisted entirely of additions to property, plant and equipment.  During the six months ended June 30, 2010 our cash used in investing activities consisted of additions to property, plant and equipment for the facility expansion, as well as for acquisitions.

Cash provided by our financing activities was approximately $13.4 million during the six months ended June 30, 2011, compared to cash used of $2.0 million during the six months ended June 30, 2010. During the 2011 period, the significant increase in cash from financing activities resulted from approximately $9.8 million of new borrowings provided by our Canadian credit facilities for the purpose of acquiring Bemag Transformer Inc., in addition to the purchase of certain assets from Vermont Transformers, Inc. and to fund anticipated transaction expenses. These acquisitions closed on July 1, 2011. Also during the six months ended June 30, 2011, our short term bank borrowings and overdrafts increased by $1.9 million, we increased our long-term borrowings by approximately $2.0 million (see "Capital Expenditures" below). We repaid approximately $0.3 million of long-term debt and capital lease obligations. Our primary use of cash for financing activities during the six months ended June 30, 2010 was for debt repayment, including $3.0 million of debt we repaid under Jefferson Electric, Inc.’s bank loan agreement, as well as an additional $0.3 million in other long-term debt that was repaid, and $0.1 million for transaction costs.

Canadian Credit Facilities. In June 2011, Pioneer Electrogroup Canada Inc., our wholly owned subsidiary and the parent company of Pioneer Transformers Ltd., Pioneer Wind Energy Systems Inc., 7834080 Canada Inc. and Bemag Transformer Inc., entered into a letter loan agreement with our Canadian bank (the “Canadian Facilities”) that replaced and superseded all our prior financing arrangements with the bank.

The Canadian Facilities provide for up to $23.0 million CAD (approximately $23.9 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) to refinance the existing term loan granted to Pioneer Transformers Ltd. for its plant expansion, a $10.0 million CAD term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to our U.S. corporations, a $50,000 CAD Corporate MasterCard credit facility (“Facility D”) and a $1.0 million CAD foreign exchange settlement risk facility (“Facility E”).

On June 30, 2011, we received funding of approximately $1.5 million under Facility A and $8.3 million under Facility C in preparation for closing the Bemag Transformer Inc. stock acquisition and the Vermont Transformers Inc. equipment acquisition. Both acquisition transactions were completed on July 1, 2011, as described further below under “Subsequent Events.”

United States Credit Facilities. Our Jefferson Electric, Inc. subsidiary has a bank loan agreement with a U.S. bank that includes a revolving credit facility with a borrowing base limit of $5.0 million and a term credit facility (the “U.S. Facilities”). As of June 30, 2011, our Jefferson Electric, Inc. subsidiary had approximately $3.8 million outstanding under the revolving credit facility and approximately $2.5 million outstanding under the term credit facility. Monthly payments of accrued interest must be made under the revolving credit facility and monthly payments of principal and accrued interest must be made under the term credit facility, with a final payment of all outstanding amounts due on October 31, 2011. We have requested an extension of this maturity date from our U.S. bank. We believe that our relationships with banks are good and that we will be able to extend, repay or refinance our U.S. Facilities at or before maturity through a combination of cash on hand, cash flow from operations, availability under our Canadian Facilities or through a replacement credit facility.

Capital Expenditures. In September 2009, we commenced an expansion of our Pioneer Transformers Ltd. plant that increased our manufacturing facilities and office space by approximately 6,000 square feet. The capital budget for the project was approximately $2.0 million, including machinery and equipment, the last of which is expected to be fully commissioned during the third quarter of 2011. The cost of the project was initially funded through cash flow from operations and was subsequently financed with a bank term loan under our Canadian Facilities in May 2011. We have no major future capital projects planned, or significant replacement spending anticipated, during 2011.

Subsequent Events. On July 1, 2011, 7834080 Canada Inc., an indirect wholly-owned subsidiary of ours, completed the acquisition of all of the capital shares of Bemag Transformer Inc.  Pursuant to the share purchase agreement, as amended, we purchased all the capital shares of Bemag Transformer Inc. in a transaction valued at approximately $9.3 million CAD, which amount includes approximately $2.9 million CAD of Bemag Transformer Inc.’s revolving and long-term debt which we repaid at closing.

The acquisition is subject to a post-closing purchase price adjustment (upwards or downwards), determined by calculating the difference between the adjusted net equity of Bemag Transformer Inc. on the closing date against a benchmark value of $3.3 million CAD, with any excess above the benchmark value being paid to the former shareholders of Bemag Transformer Inc. and any shortfall below the benchmark value being returned to us. As a result of the acquisition, Bemag Transformer Inc. is now a wholly-owned subsidiary of ours.

As conditions to the closing of the acquisition, Bemag Transformer Inc. entered into a license agreement with its former controlling shareholder for certain automated production technology and a lease agreement for certain office and other space for use by Bemag Transformer Inc.

On July 1, 2011, we also entered into an equipment purchase agreement with the former shareholders of Vermont Transformers, Inc., pursuant to which we acquired, on such date, all of the equipment used by Vermont Transformers, Inc. in the operation of its business in exchange for $1.6 million US.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2011, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•
in the case of Pioneer Transformers, Ltd., alter its capital structure in a manner that would be materially adverse to our Canadian lender and undergo a change of control and limits our ability to make investments or advancements to affiliated or related companies without our Canadian lender’s prior written consent; or

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

In addition, our credit facilities require us to meet certain financial ratios, including maintenance of a minimum fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and a maximum total debt to capitalization ratio in the case of Pioneer Transformers, Ltd. and a requirement to exceed minimum quarterly targets for tangible net worth, as defined, and maintain a minimum debt service coverage ratio in the case of Jefferson Electric, Inc. Our ability to meet these financial provisions may be affected by events beyond our control. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit facilities, our lenders could institute foreclosure proceedings against the assets securing borrowings under those facilities, which would harm our business, financial condition and results of operations.

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

A significant asset included in our working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Deterioration in the credit quality of Hydro-Quebec Utility Company, Siemens Industry, Inc. or of any other major customers could have a material adverse effect on our operating results and financial condition.

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

We also utilize third party distributors and manufacturer’s representatives to sell, install and service certain of our products. While we are selective in whom we choose to represent us, it is difficult for us to ensure that our distributors and manufacturer’s representatives consistently act in accordance with the standards we set for them. To the extent any of our end-customers have negative experiences with any of our distributors or manufacturer’s representatives; it could reflect poorly on us and damage our reputation, thereby negatively impacting our financial results.

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

Approximately 75% of our workforce is unionized. Our current collective bargaining agreements with our unionized workforces in Canada expire in May 2015, in the case of Pioneer Transformers Ltd., and in March 2013 in the case of Bemag Transformer Inc. We have a similar agreement with our unionized workforce in Reynosa, Mexico that has an indefinite term, subject to annual review and negotiation of key provisions. If we are unable to renew our agreements regarding the terms of these collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

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

Risks Relating to Bemag Transformer Inc.

Our Bemag Transformer Inc. subsidiary currently derives a significant portion of its revenues through three electrical distributor groups; any decrease in orders through these distributors could have an adverse effect on Bemag Transformer Inc.’s financial condition and operating results.

Bemag Transformer Inc. depends on three electrical distributor groups for a large portion of its business, and any change in the level of orders obtained through these distributors, has, in the past, had a significant impact on Bemag Transformer Inc.’s results of operations. Collectively, customer purchases through these distributor groups represent approximately 70% of Bemag Transformer Inc.’s annual sales, and we expect sales through these distributor groups to represent approximately less than 10% of our entire company’s sales in the year ending December 31, 2011. Our Bemag Transformer Inc. subsidiary has pricing and rebate agreements with these distributor groups that are negotiated annually and, if the pricing and rebate agreements are modified or not renewed in future periods, we cannot assure you that our customers will continue to purchase transformers from us through these distributor groups in quantities consistent with the past or at all. If any of these distributor groups was to influence our customers to cancel, significantly delay or reduce the amount of business they do with Bemag Transformer Inc., there could be a material adverse effect on our business, financial condition and operating results. Moreover, although Bemag Transformer Inc. has agreements for the sale of its products through these three distributor groups, these agreements doe not obligate the groups to distribute transformers from Bemag Transformer Inc. in quantities consistent with the past or at all. If any of these distributor groups were to become insolvent, our business, financial condition and operating results could also be materially adversely affected.

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

Risks Relating to our Common Stock

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

PIONEER POWER SOLUTIONS, INC.

Date: August 15, 2011	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: August 15, 2011	/s/ Andrew Minkow
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

10.1
Letter Loan Agreement, dated as of June 28, 2011 among Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd., Pioneer Wind Energy Systems Inc. and Bemag Transformer Inc., as Borrowers, and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.2
Amendment Agreement, dated June 30, 2011, between Fiducie Familiale Mazoyer, Bon-Ange Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.4
Equipment Purchase Agreement, dated July 1, 2011, between Vermont Transformers Inc., GCEFF Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

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