Form 10-Q
period 2011-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2011-11-14
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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
Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
Class	Outstanding at November 14, 2011
Common Stock, $0.001 par value	5,907,255

PIONEER POWER SOLUTIONS, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$624	$516
Accounts receivable	8,967	5,263
Inventories	11,985	7,193
Income taxes receivable	166	1,191
Deferred income taxes	249	245
Prepaid expenses and other current assets	1,260	333
Current assets of discontinued operations	461	2,193
Total current assets	23,712	16,934
Property, plant and equipment	9,561	4,588
Noncurrent deferred income taxes	1,037	611
Intangible assets	5,995	4,436
Goodwill	6,800	5,534
Total assets	$47,105	$32,103

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank overdrafts	$1,050	$-
Accounts payable and accrued liabilities	10,605	7,328
Current maturities of long-term debt and capital lease obligations	8,269	6,063
Income taxes payable	77	161
Current liabilities of discontinued operations	772	824
Total current liabilities	20,773	14,376
Long-term debt and capital lease obligations, net of current maturities	8,351	17
Pension deficit	426	308
Noncurrent deferred income taxes	3,540	2,310
Total liabilities	33,090	17,011

Shareholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 5,907,255 shares issued and outstanding	6	6
Additional paid-in capital	7,730	7,541
Accumulated other comprehensive income (loss)	(1,015)	(305)
Retained earnings	7,294	7,850
Total shareholders' equity	14,015	15,092
Total liabilities and shareholders' equity	$47,105	$32,103

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Earnings (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$17,927	$13,807	$50,065	$34,408
Cost of goods sold	14,110	10,765	38,376	26,576
Gross profit	3,817	3,042	11,689	7,832
Operating expenses
Selling, general and administrative	2,895	1,951	7,991	4,998
Foreign exchange (gain) loss	48	(38)	36	(95)
Total operating expenses	2,943	1,913	8,027	4,903
Operating income	874	1,129	3,664	2,929
Interest and bank charges	271	116	428	210
Other expense (income)	352	135	769	315
Earnings from continuing operations before income taxes	251	878	2,467	2,404
Provision for income taxes	48	220	584	775
Earnings from continuing operations	203	658	1,883	1,629
Earnings (loss) from discontinued operations, net of income taxes	(2,029)	(270)	(2,440)	522
Net earnings (loss)	$(1,826)	$388	$(557)	$2,151

Earnings from continuing operations per share:
Basic	$0.03	$0.11	$0.32	$0.28
Diluted	$0.03	$0.11	$0.32	$0.28

Earnings per common share:
Basic	$(0.31)	$0.07	$(0.09)	$0.37
Diluted	$(0.31)	$0.06	$(0.09)	$0.36

Weighted average common shares outstanding:
Basic	5,907	5,907	5,907	5,861
Diluted	5,982	5,974	5,973	5,915

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net earnings (loss)	$(557)	$2,151
Depreciation	572	416
Amortization of intangibles	174	85
Deferred tax expense	(525)	(226)
Accrued pension	(7)	(95)
Stock-based compensation	190	100
Warrant issuance expense	-	92
Common stock issuance expense	-	140
Non-cash expense (income) from discontinued operations	1,811	(1,144)
Changes in current operating assets and liabilities
Accounts receivable, net	(1,375)	(134)
Inventories	(2,340)	1,762
Prepaid expenses and other current assets	(856)	22
Income taxes	1,121	(1,771)
Accounts payable and accrued liabilities	1,762	581
Discontinued operations assets and liabilities, net	(128)	(16)
Net cash provided by (used in) operating activities	(158)	1,963

Investing activities
Additions to property, plant and equipment	(714)	(1,406)
Acquisition of subsidiaries, net of cash acquired	(8,227)	(832)
Proceeds from sale of assets of discontinued operations	-	202
Net cash used in investing activities	(8,941)	(2,036)

Financing activities
Increase (decrease) in bank overdrafts	588	845
Increase (decrease) in revolving credit facilities	1,508	(1,717)
Increase in long-term debt	9,729	-
Repayment of long-term debt and capital lease obligations	(3,373)	(297)
Repayment of advances from limited partners of a shareholder	-	(150)
Issuance of warrants	-	12
Transaction costs	-	(108)
Net cash provided by (used in) financing activities	8,452	(1,415)

Increase (decrease) in cash and cash equivalents	(647)	(1,488)
Effect of foreign exchange on cash and cash equivalents	755	(7)

Cash and cash equivalents
Beginning of year	516	1,560
End of period	$624	$65

The accompanying notes are an integral part of these consolidated financial statements

1.	Basis of Presentation

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries, including Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd., Bemag Transformer Inc., Pioneer Wind Energy Systems Inc., and Jefferson Electric, Inc.

These unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation, including amounts related to discontinued operations.

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

In September 2011, the FASB issued No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”).  The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  For public entities, ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2011-08 on its consolidated financial statements.

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

4.	Acquisitions

Bemag Transformer Inc. Acquisition

On July 1, 2011, 7834080 Canada Inc., an indirect wholly-owned subsidiary of the Company, completed the acquisition of all of the capital shares of Bemag Transformer Inc.  Pursuant to the share purchase agreement, as amended, all the capital shares of Bemag Transformer Inc. were purchased in a transaction valued at approximately $9.1 million, which amount includes approximately $2.8 million of Bemag Transformer Inc.’s former revolving and long-term debt which was repaid by the Company at closing.

The transaction was accounted for under the purchase method of accounting. Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the acquisition, based on their estimated fair values as of the effective date of the acquisition.  Goodwill arising from the acquisition has been determined as the excess of the purchase price over the net of the amounts assigned to acquired assets and liabilities assumed.

The preliminary allocation of the purchase price for the transaction was based on management’s best current estimates of the fair value of tangible and intangible assets acquired and liabilities assumed.  Management has up to one year from the date of the acquisition in which to complete its definitive assessment of the fair value of net assets acquired. The preliminary purchase price allocation may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, the tax attributes of certain liabilities, and revisions of preliminary estimates. When finalized, the impact of these adjustments may result in a change to the preliminary value attributed to goodwill. The preliminary allocation of the purchase price was as follows (in thousands):

Purchase Price
Cash	$6,231
Debt repaid at closing	2,841
Total consideration	$9,071

Preliminary Purchase Price Allocation
Cash and cash equivalents	$0
Accounts receivable	2,870
Inventory	2,901
Prepaid expenses	30
Deferred income taxes	3
Income taxes receivable	181
Property and equipment	3,695
Accounts payable and accrued liabilities	(2,683)
Deferred tax liabilities	(1,185)
Net tangible assets acquired	5,812
Intangible assets acquired	1,883
Goodwill	1,376
Total purchase price	$9,071

Identifiable intangible assets having finite lives arising from the acquisition are preliminarily valued at $0.8 million, consisting primarily of customer relationships and a non-compete agreement. These intangible assets will be amortized on a straight-line basis with a weighted average remaining useful life of 18.3 years.  None of these definite-lived intangible assets acquired are deductible for tax purposes. Indefinite-lived intangible assets acquired consist of trademarks and certain technology-related industry accreditations, neither of which are deductible for tax purposes. The excess of the purchase price over the preliminary aggregate fair values, which was approximately $1.4 million, was recorded as goodwill.  Goodwill has an indefinite life, is not subject to amortization and is not deductible for tax purposes. Goodwill arising from the acquisition will be tested for impairment at least annually (more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Impact of Acquisition to Consolidated Interim Statements of Earnings

The operating results of Bemag Transformer Inc. since the date of the acquisition (July 1, 2011) were included in the Company’s unaudited consolidated interim statements of earnings as follows (in thousands, except per share data):

	Three Months Ended September 30, 2011
	Pioneer	Bemag
	Power	Transformer	As
	Solutions, Inc.	Inc.	Reported

Revenues	$15,062	$2,865	$17,927
Earnings from continuing operations	569	(366)	203
Earnings from continuing operations per share:
Basic	-	-	$0.03
Diluted	-	-	0.03
Weighted average number of common shares outstanding:
Basic	-	-	5,907
Diluted	-	-	5,982

Pro Forma Financial Information

The following unaudited combined pro forma statements of income for the nine month periods ended September 30, 2011 and 2010 have been prepared as if the acquisition had occurred as of the beginning of each period presented. The unaudited combined pro forma statements of income are based on accounting for the acquisition under the purchase method of accounting. The unaudited pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future (in thousands, except per share data):

	Nine Months Ended September 30,
	2011	2010
Revenues
As reported	$50,065	$34,408
Pro forma	58,231	44,928
Earnings from continuing operations
As reported	$1,883	$1,629
Pro forma	1,861	1,443
Basic earnings per common share from continuing operations
As reported	$0.32	$0.28
Pro forma	0.31	0.25
Diluted earnings per common share from continuing operations
As reported	$0.32	$0.28
Pro forma	0.31	0.24

Vermont Transformer Equipment Acquisition

On July 1, 2011, 7834080 Canada Inc., an indirect wholly-owned subsidiary of the Company, entered into an equipment purchase agreement with the former shareholders of Vermont Transformers, Inc., pursuant to which, on such date, all of the equipment used by Vermont Transformers, Inc. in the operation of its business was acquired in exchange for $1.6 million. For accounting purposes the transaction was treated as a purchase of assets and the amount of consideration paid, plus transaction expenses, was attributed to the assets acquired consisting solely of machinery and equipment.

5.	Discontinued Operations

During September 2011, the Company committed to a plan to divest or wind down its Pioneer Wind Energy Systems Inc. subsidiary which was established by the Company in 2010 to market its utility scale wind turbine designs, after-sales services and equipment financing to community wind and industrial customers. This decision is part of the Company’s strategy to focus on businesses that create the most shareholder value. Weak domestic wind energy market conditions combined with the inability of the Company to establish an arrangement, on commercially acceptable terms, with a qualified third party to provide outsourced parts procurement and assembly services, caused the Company to reduce and extend further out into the future its projected sales and operating profit of the business. The decision to divest or wind down the business resulted in a non-cash asset impairment charge of $1.2 million to adjust the carrying value of the subsidiary’s assets to fair value. This impairment charge was recognized in the third quarter of 2011 on certain inventory, property, plant and equipment and other assets. In addition, the Company recognized a $0.6 million charge related to its expected future severance, rent and insurance payment obligations.

The results of operations for Pioneer Wind Energy Systems Inc. are reported as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$-	$-	$-	$-
Gain (loss) from operations of discontinued business (1)	(2,029)	(270)	(2,440)	522
Income tax expense	-	-	-	-
Loss from discontinued operations, net of tax	$(2,029)	$(270)	$(2,440)	$522

(1)
Includes non-cash asset impairment charges of $1.6 million and $0.2 million of anticipated expenses related to discontinuing the business during the three and nine month periods ended September 30, 2011. The nine month period ended September 30, 2010 included a $1.1 million non-cash gain on bargain purchase.

6.	Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$4,776	$3,072
Work in process	2,775	2,029
Finished goods	4,434	2,092
Total inventories	$11,985	$7,193

Included in raw materials at September 30, 2011 and December 31, 2010 are goods in transit of approximately $0.4 million and $0.3 million, respectively.

The preceding amounts are net of inventory reserves of approximately $0.8 million and $0.4 million at September 30, 2011 and December 31, 2010, respectively.

7.	Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the nine months ended September 30, 2011, consisted of the following (in thousands):

	Goodwill	Intangible Assets
Balance December 31, 2010	$5,534	$4,436
Additions due to acquisitions	1,266	1,733
Amortization	-	(174)
Balance September 30, 2011	$6,800	$5,995

The components of intangible assets are summarized below (in thousands):

	Intangible	Accumulated	Intangible Assets,
	Assets	Amortization	Net
Customer relationships	$2,716	$(282)	$2,434
Non-compete agreement	165	(37)	$128
Trademarks	2,315	-	2,315
Technology-related industry accreditations	1,118	-	1,118
Total intangible assets	$6,314	$(319)	$5,995

8.	Credit Facilities

Canadian Credit Facilities

In June 2011, Pioneer Electrogroup Canada Inc., a wholly owned subsidiary of Pioneer Power Solutions, Inc. and the parent company of Pioneer Transformers Ltd., Pioneer Wind Energy Systems Inc., 7834080 Canada Inc. and Bemag Transformer Inc. (the “Borrowers”), entered into a letter loan agreement with the Company’s Canadian bank (the “Canadian Facilities”) that replaced and superseded all the Company’s prior financing arrangements with the bank. Bemag Transformer Inc. became a party to the Canadian Facilities on July 1, 2011, upon the acquisition of all of its capital shares by 7834080 Canada Inc. (see Note 4 “Acquisitions”).

The Canadian Facilities provide for up to $23.0 million CAD (approximately $21.9 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion for one of the Company’s operating subsidiaries, a $10.0 million CAD term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to Pioneer Power Solutions, Inc., a $50,000 CAD Corporate MasterCard credit facility (“Facility D”) and a $1.0 million CAD foreign exchange settlement risk facility (“Facility E”).

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

Borrowings under Facility B bear interest at the bank’s prime rate plus 1.00% per annum with principal repayments becoming due on a five year amortization schedule.

Borrowings under Facility C are repayable according to a five year principal amortization schedule and bear interest at the following rates: if the funded debt to EBITDA ratio is equal to or greater than 2.00, the bank’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars; or, if the funded debt to EBITDA ratio is less than 2.00, the bank’s prime rate plus 1.00% per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 1.00% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars. In addition, Facility C is subject to a standby fee which is calculated monthly using the unused portion of the facility at either 0.625% per annum if the funded debt to EBITDA ratio is equal to or greater than 2.00, or 0.5625% per annum if the funded debt to EBITDA ratio is less than 2.00.

As of September 30, 2011, the Company had approximately $9.5 million in U.S. dollar equivalents outstanding under the Canadian Facilities and the Borrowers were in compliance with their financial covenant requirements.

United States Credit Facilities

Jefferson Electric, Inc. has a bank loan agreement with a U.S. bank that includes a revolving credit facility with a borrowing base limit of $5.0 million and a term credit facility (“the U.S. Facilities”). Monthly payments of accrued interest must be made under the revolving credit facility and monthly payments of principal and accrued interest must be made under the term credit facility, with a final payment of all outstanding amounts due on October 31, 2011. Borrowings under the bank loan agreement are collateralized by substantially all the assets of Jefferson Electric, Inc. which had a net carrying value of approximately $10.6 million as of September 30, 2011 and are guaranteed by its Mexican subsidiary. In addition, an officer of Jefferson Electric, Inc. is a guarantor under the bank loan agreement and has provided additional collateral to the bank in the form of common stock and a warrant to purchase shares of common stock of the Company held by him.

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

As of September 30, 2011, Jefferson Electric, Inc. had approximately $4.7 million outstanding under the revolving credit facility, approximately $2.3 million outstanding under the term credit facility and was in compliance with its financial covenant requirements.

In November 2011, Jefferson Electric, Inc. revised its financing arrangement with its U.S. bank and extended the maturity date of its loan agreement to October 31, 2012. The amended loan agreement provides for an increase in the borrowing base limit of its revolving credit facility to $6.0 million and a decrease in the interest rate to the bank’s reference rate (currently 3.25% per annum) plus 2.0% per annum. In connection with the amendment, the Company prepaid $250,000 under the term credit facility and agreed to prepay an additional $750,000 by January 31, 2012. The interest rate under the term credit facility was reduced to 6.0% annually, with monthly payments of principal and accrued interest calculated based on an amortization of the then-remaining principal balance outstanding over a hypothetical 5-year term, with a final payment of all outstanding amounts due on October 31, 2012.

Borrowings under the bank loan agreement continue to be collateralized by substantially all the assets of Jefferson Electric, Inc. and an officer of the subsidiary remains a guarantor. In addition, the Company entered into a guaranty agreement with respect to Jefferson Electric, Inc.’s obligations under the loan agreement and the bank agreed to release additional collateral consisting of common stock and a warrant held by the officer of Jefferson Electric, Inc. The bank loan agreement, as amended, requires Jefferson Electric, Inc. to comply with certain financial covenants, including a requirement to exceed minimum quarterly targets for tangible net worth and maintain a minimum debt service coverage ratio. The bank loan agreement, as amended, also restricts Jefferson Electric, Inc.’s ability to pay dividends or make distributions, advances or other transfers of assets.

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Revolving credit facilities	$4,726	$3,217
Term credit facilities	11,874	2,832
Capital lease obligations	20	31
Total debt and capital lease obligations	16,620	6,080
Less current portion	(8,269)	(6,063)
Total long-term debt and capital lease obligations	$8,351	$17

10.	Common Stock

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

Stock Options

On December 2, 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan") for the purpose of issuing incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards to employees, directors, consultants and other service providers. A total of 320,000 shares of common stock are reserved for issuance under the 2009 Plan. Options may be granted under the 2009 Plan on terms and at prices as determined by the board of directors or by the plan administrators appointed by the board of directors. As of September 30, 2011, 118,400 stock options had been granted, consisting of 65,200 incentive stock options and 53,200 non-qualified stock options.

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

Expense for stock-based compensation recorded during the nine months ended September 30, 2011 and 2010 was approximately $190,000 and $100,000, respectively. As of September 30, 2011, the Company had total stock-based compensation expense remaining to be recognized of approximately $400,000.

A summary of stock option activity under all plans as of September 30, 2011, and changes during the nine months ended September 30, 2011, are presented below:

	Stock Options	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2010	110,000	$15.28
Granted	8,400	$12.29
Exercised	-	-
Forfeited	-	-
Outstanding on September 30, 2011	118,400	$15.07	7.30	$-
Exercisable on September 30, 2011	38,000	-	7.27	$-

Warrants

As of September 30, 2011, the Company had warrants outstanding to purchase 640,000 shares of common stock with an average exercise price of approximately $14.00 per share. The warrants expire on dates beginning on December 2, 2014 and ending on April 30, 2015. No warrants were exercised during the nine months ended September 30, 2011.

The following table summarizes the continuity of the Company's warrants:
	Number of Shares	Weighted average exercise price
Balance December 31, 2010	640,000	$14.00
Granted	-	-
Exercised	-
Balance September 30, 2011	640,000	$14.00

12.	Comprehensive Income

The components of the Company’s comprehensive income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Earnings	$(1,826)	$388	$(557)	$2,151
Foreign currency translation adjustments	(803)	$218	(560)	$158
Pension adjustment net of taxes	(124)	75	(150)	15
Total	$(2,753)	$681	$(1,267)	$2,324

13.	Pension Plan

The Company sponsors a defined benefit pension plan in which a majority of its Canadian employees are members. The employer contributes 100% to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Current service cost, net of employee contributions	$4	$11	$21	$31
Interest cost on accrued benefit obligation	37	36	111	107
Expected return on plan assets	(39)	(33)	(117)	(102)
Amortization of transitional obligation	3	3	10	9
Amortization of past service costs	2	1	7	3
Amortization of net actuarial gain	9	9	24	23
Total cost of benefit	$16	$27	$56	$71

Cost of Benefits

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $141,000 and $170,000 of contributions to its defined benefit pension plan during the nine months ended September 30, 2011 and 2010, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

14.	Related Party Transactions

The following table summarizes the Company's related party transactions for the three months and nine months ended September 30, 2011 and 2010 measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Companies under common significant influence
Consulting and administration fee expenses	$-	$-	$-	$66

During the nine months ended September 30, 2011 and 2010, the Company paid $0 and $66,000, respectively, to a company controlled by a limited partner of a shareholder of the Company, as reimbursement for rent, office services, and travel and entertainment expenses.

15.	Geographical Information

The Company has one material operating segment, the sale of electrical equipment. Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Canada	$10,064	$9,016	$30,445	$24,735
United States	7,496	4,791	18,555	9,266
Others	367	-	1,065	407
Total	$17,927	$13,807	$50,065	$34,408

16.	Basic and Diluted Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net earnings from continuing operations	$203	$658	$1,883	$1,629

Denominator:
Weighted average basic shares outstanding	5,907	5,907	5,907	5,861
Effect of dilutive securities -- employee and director stock option awards	-	-	-	-
Net dilutive effect of warrants outstanding	74	67	66	54
Denominator for diluted earnings per common share	5,982	5,974	5,973	5,915

Earnings per common share basic and diluted:
Basic	$0.03	$0.11	$0.32	$0.28
Diluted	$0.03	$0.11	$0.32	$0.28

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

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries, including Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd., Bemag Transformer Inc., Pioneer Wind Energy Systems Inc. and Jefferson Electric, Inc.

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

On July 1, 2011 we acquired the capital shares of Bemag Transformer Inc., a Quebec-based manufacturer and supplier of dry-type transformers in a transaction valued at approximately $9.1 million. In a separate transaction on the same date we purchased all the manufacturing equipment of Bemag Transformer Inc.’s U.S. affiliate, Vermont Transformers, Inc.

In September 2011, we committed to a plan to divest or wind down our Pioneer Wind Energy Systems Inc. business which markets utility scale wind turbines, after-sales services and equipment financing to community wind and industrial customers. This decision is part of our strategy to focus on businesses that create the most shareholder value. The results of operations for Pioneer Wind Energy Systems Inc. are reported as discontinued operations for all periods presented in the following discussion and analysis of our financial condition and results of operations.

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

The financial position and operating results of Pioneer Transformers Ltd. have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2011			2010
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.9696	$0.9860	$0.9860	$1.0158	$1.0409	$1.0409
June 30	$0.9645	$0.9676	$0.9768	$1.0646	$1.0276	$1.0343
September 30	$1.0482	$0.9802	$0.9780	$1.0290	$1.0391	$1.0359

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

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Revenue. For the three months ended September 30, 2011, consolidated revenues increased 29.8% to $17.9 million, up from $13.8 million during the three months ended September 30, 2010. The $4.1 million revenue improvement reflects a $5.3 million increase in dry-type transformer sales, offset by a $1.2 million decline in our liquid-filled product revenue versus last year. Dry-type transformer sales benefitted from a 52.4% year-over-year sales gain by Jefferson Electric, Inc., as well as from the acquisition of Bemag Transformer Inc. on July 1, 2011 which represented $2.9 million of our consolidated revenue during the 2011 quarter.

For the nine months ended September 30, 2011, consolidated revenues increased $15.7 million, or 45.5%, to $50.1 million, as compared to $34.4 million during the nine months ended September 30, 2010. Revenue from liquid-filled transformers increased $2.9 million, or 11.2%, to $28.8 million during the nine months ended September 30, 2011, as compared to $25.9 million during the same period during 2010. Dry-type transformers contributed approximately $21.3 million to our revenue during the first nine months of 2011, up from $8.5 million during the comparable period of 2010. This increase was due primarily to 31.2% organic revenue growth achieved by Jefferson Electric, Inc. and to a lesser extent it from the inclusion of Bemag Transformer Inc. in our results since the acquisition was completed on July 1, 2011.

Gross Margin. For the three months ended September 30, 2011, our gross margin percentage decreased to 21.3% of revenues, compared to 22.0% during the three months ended September 30, 2010. The 0.7% decrease in gross margin was due to increased sales of our dry-type transformer products in the more price-competitive distribution channel, combined with lower manufacturing throughput caused by the implementation of management’s integration plan of the Bemag Transformer Inc. acquisition. Offsetting these negative impacts to our consolidated gross margin was a 1.7% gross margin increase in our liquid-filled transformer business during the three months ended September 30, 2011 as compared to the same quarter of the prior year.

For the nine months ended September 30, 2011, our gross margin percentage increased to 23.3% of revenues, compared to 22.8% during the nine months ended September 30, 2010. The improvement in our gross margin percentage reflects the net effect of a highly favorable product mix in our liquid-filled transformer business, which improved its gross margin by 2.4% during the nine months ended September 30, 2011, offset by weaker margins in our dry-type transformer businesses.  During the nine months ended September 30, 2011 our revenues and gross margin from dry-type transformer sales were more heavily weighted towards the distribution sales channel as compared to the prior year period, and were also negatively impacted by the Bemag Transformer Inc. operational  integration mentioned above.

Selling, General and Administrative Expense. For the three months ended September 30, 2011, our selling, general and administrative expense increased by approximately $0.9 million, or 48.4%, to $2.9 million, as compared to $2.0 million during the three months ended September 30, 2010. Approximately $0.7 million of the increase was due to the inclusion of Bemag Transformer Inc. in our consolidated results during the three months ended September 30, 2011, as compared to the prior year period before we had acquired the subsidiary. As a percentage of total revenue, our selling, general and administrative expense increased to 16.1% during the three months ended September 30, 2011, as compared to 14.1% during the three months ended September 30, 2010. This increase occurred primarily because a larger proportion of our revenues were derived from commission-based sales channels during the current year period as compared to last year.

For the nine months ended September 30, 2011, selling, general and administrative expense increased by approximately $3.0 million, or 59.9%, to $8.0 million, as compared to $5.0 million during the nine months ended September 30, 2010. Approximately $2.5 million of the increase resulted from inclusion of Jefferson Electric, Inc results for nine months and Bemag Transformer Inc.’s results for the three months, as compared to five months and zero months, respectively, during the prior year period. As a percentage of total revenue, selling, general and administrative expense increased to 16% during the nine months ended September 30, 2011, as compared to 14.5% during the nine months ended September 30, 2010.

Foreign Exchange (Gain) Loss. Most of our consolidated operating revenues are denominated in Canadian dollars, principally via our Pioneer Transformers Ltd. and Bemag Transformer Inc. operating subsidiaries, and a material percentage of our expenses are denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended September 30, 2011, we recorded a loss of approximately $48,000 due to currency fluctuations, compared to a gain of approximately $38,000 during the three months ended September 30, 2010. For the nine months ended September 30, 2011, we recorded a loss of approximately $36,000 due to currency fluctuations, compared to a gain of approximately $95,000 during the nine months ended September 30, 2010.

Interest and Bank Charges. For the three and nine month  ended September 30, 2011, interest and bank charges were approximately $271,000 and $428,000, as compared to $116,000 and $210,000 for the three and nine month  ended September 30, 2010. The increases in interest expense were due to higher average borrowings as a result of the acquisition of Bemag Transformer Inc., which was funded mostly through new bank borrowings, as well as to the assumption of  Jefferson Electric, Inc.  debt during the second quarter of 2010.

Other Expense (Income). For the three and nine month  ended September 30, 2011, other non-operating expense was approximately $0.4 million and $0.8 million, respectively, as compared to $0.1 million and $0.3 million during the three and nine month  ended September 30, 2010. The 2011 other expense consists of approximately $0.3 million of professional fees and costs incurred in connection with acquisitions, plus $0.5 million of expense related to our public offering of common stock that was withdrawn due to market conditions. The 2010 other expense relates to costs associated with closing the Jefferson Electric, Inc. acquisition during the second quarter of 2010.

Provision for Income Taxes. For the three and nine month ended September 30, 2011, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 19.4% and 23.7%, as compared to 25.0% and 32.2% during the three and nine month periods ended September 30, 2010. The decrease in our effective tax rate during 2011 reflects a benefit recognized in Canada from prior tax years without which our effective tax rate would have been 46.6% and 31.0% during the three and nine months ended September 30, 2011. In addition, most of our taxable income is derived in Canada where we are subject to lower corporate tax rates relative to our U.S. operations.

Earnings from Continuing Operations. We generated net earnings from continuing operations of $0.2 million for the three months ended September 30, 2011, as compared to $0.7 million during the three months ended September 30, 2010. Our earnings during the quarter were negatively impacted by higher interest expense and by $0.4 million of one-time, non-operating expense related to our acquisition and financing activities. Our earnings from continuing operations were also reduced by lower operating margins, principally due to lower sales in our liquid-filled transformer business and disruption caused by the integration of Bemag Transformer Inc. Earnings from continuing operations per basic and diluted share was $0.03 respectively, for the three months ended September 30, 2011, as compared to $0.11 for the three months ended September 30, 2010.

For the nine months ended September 30, 2011, net earnings from continuing operations grew to approximately $1.9 million, up from $1.6 million during the nine months ended September 30, 2010. As discussed above, our earnings benefitted from higher revenues and increased gross margins on a year-to-date basis, which were sufficient to overcome interest and one-time expenses that were $0.7 million higher during nine month period ended September 30, 2011, as compared to the prior year. Earnings from continuing operations per basic and diluted share was $0.32 per share for the nine months ended September 30, 2011, as compared to $0.28 per share for nine months ended September 30, 2010.

Backlog. Our order backlog at September 30, 2011 was $23.4 million, as compared to $18.7 million at December 31, 2010 and $17.0 million at September 30, 2010. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2011.

Discontinued Operations

As a result of our plan to divest Pioneer Wind Energy Systems Inc., the assets and liabilities of the business are considered held for sale at September 30, 2011 and therefore the financial results are reported as discontinued operations in the consolidated financial statements. See Note 5 “Discontinued Operations” in the notes to consolidated financial statements for further information. The following table summarizes the results of discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$-	$-	$-	$-
Loss from operations of discontinued business (1)	(2,029)	(270)	(2,440)	522
Income tax expense	-	-	-	-
Loss from discontinued operations, net of tax	$(2,029)	$(270)	$(2,440)	$522

(1)
Includes non-cash asset impairment charges of $1.2 million and $0.6 million of anticipated expenses related to discontinuing the business during the three and nine month ended September 30, 2011. The nine month ended September 30, 2010 included a $1.0 million non-cash gain on bargain purchase.

Liquidity and Capital Resources

General. At September 30, 2011, we had cash and cash equivalents of approximately $0.6 million and total debt, including capital lease obligations, of $16.6 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, debt repayment and capital improvements. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash provided by our operating activities was approximately $0.2 during the nine months ended September 30, 2011, compared to cash flow generated from operating activities of $2.0 million during the nine months ended September 30, 2010. The principal elements of cash flow from operating activities during the nine months ended September 30, 2011 were net earnings from continuing operations of $1.8 million plus non-cash expenses consisting of depreciation, amortization and stock-based compensation of $0.9 million, offset by $0.8 million of cash used by our discontinued wind energy business, $0.5 million related to deferred taxes and approximately $1.6 million of cash used for working capital to support our revenue growth during the period.

Cash used in investing activities during the nine months ended September 30, 2011 was approximately $8.9 million, as compared to $2.0 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2011 our cash used in investing activities consisted of approximately $8.2 million for acquisitions (Bemag Transformer Inc. and certain assets from Vermont Transformers, Inc.) as well as $0.7 million of additions to property, plant and equipment, most of which was related to equipment purchases at our recently expanded liquid-filled transformer facility. During the nine months ended September 30, 2010 our cash used in investing activities consisted of $1.4 million in additions to property, plant and equipment for the factory expansion and $0.8 million for the acquisition of our discontinued wind energy business, offset by $0.2 million of proceeds realized from the sale of certain wind energy assets.

Cash provided by our financing activities was approximately $8.5 million during the nine months ended September 30, 2011, compared to cash used of $1.4 million during the nine months ended September 30, 2010. During the 2011 period, the significant increase in cash from financing activities resulted from approximately $7.8 million of new borrowings provided by our Canadian credit facilities for acquisitions, less $2.8 million of which was used to repay debt that Bemag Transformer Inc. previously had outstanding. In addition, during the nine months ended September 30, 2011, our short term bank borrowings and overdrafts increased by $2.1 million, and we increased our other long-term bank borrowings in the U.S. and Canada by $1.4 million, including principal repayments on these term loans during the period. Our primary use of cash for financing activities during the nine months ended September 30, 2010 was $0.9 million to reduce our short term bank borrowings and overdrafts, $0.4 million in long-term debt principal repayments and $0.1 million for financing transaction costs.

Canadian Credit Facilities. In June 2011, Pioneer Electrogroup Canada Inc., our wholly owned subsidiary and the parent company of Pioneer Transformers Ltd., Pioneer Wind Energy Systems Inc., 7834080 Canada Inc. and Bemag Transformer Inc., entered into a letter loan agreement with our Canadian bank (the “Canadian Facilities”) that replaced and superseded all of our prior financing arrangements with the bank.

The Canadian Facilities provide for up to $23.0 million CAD (approximately $21.9 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion for one our operating subsidiaries, a $10.0 million CAD term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to our U.S. corporations, a $50,000 CAD Corporate MasterCard credit facility and a $1.0 million CAD foreign exchange settlement risk facility.

As of September 30, 2011, we had no borrowings outstanding under Facility A, $1.7 million outstanding under Facility B,  and $7.8 million outstanding under Facility C which was drawn down in connection with the Bemag Transformer Inc. stock acquisition and the Vermont Transformers Inc. equipment purchase, both completed on July 1, 2011.

United States Credit Facilities. Our Jefferson Electric, Inc. subsidiary has a bank loan agreement with a U.S. bank that includes a revolving credit facility with a borrowing base limit of $6.0 million and a term credit facility (the “U.S. Facilities”). As of September 30, 2011, there was approximately $4.7 million outstanding under the revolving credit facility and $2.3 million outstanding under the term credit facility. Monthly payments of accrued interest must be made under the revolving credit facility and monthly payments of principal and accrued interest must be made under the term credit facility, with a final payment of all outstanding amounts due on October 31, 2012.

Capital Expenditures. In September 2009, we commenced an expansion of our Pioneer Transformers Ltd. plant that increased our manufacturing facilities and office space by approximately 6,000 square feet. The capital budget for the project was approximately $2.0 million, including machinery and equipment, the last of which is expected to be fully commissioned during the fourth quarter of 2011. The cost of the project was initially funded through cash flow from operations and was subsequently financed with a bank term loan under Facility B of our Canadian Facilities. We have no major future capital projects planned, or significant replacement spending anticipated, during 2011.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2011, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer  and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on Hydro-Quebec Utility Company for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company, has, in the past, had a significant impact on our results of operations. In particular, Hydro-Quebec Utility Company represented approximately 36% and 40% of our net sales in the years ended December 31, 2010 and 2009, respectively. In addition, Siemens Industry, Inc. accounted for 9% of our entire company’s sales in the year ended December 31, 2010. If either of these customers was to significantly cancel, delay or reduce the amount of business it does with us, there could be a material adverse effect on our business, financial condition and operating results. Our long term supply agreements for the sale of our products to Hydro-Quebec Utility Company expire in 2012 and we therefore cannot assure you that Hydro-Quebec Utility Company will continue to purchase transformers from us in quantities consistent with the past or at all. Moreover, although Jefferson Electric, Inc. has a pricing agreement for the sale of its products to Siemens Industry, Inc., the agreement does not obligate Siemens Industry, Inc. to purchase transformers from Jefferson Electric, Inc. in quantities consistent with the past or at all. If either of these customers were to become insolvent or otherwise unable to pay or were to delay payment for services, our business, financial condition and operating results could also be materially adversely affected.

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

Our ability to generate internal growth will be affected by, among other factors, our ability to attract new customers, increases or decreases in the number or size of orders received from existing customers, hiring and retaining skilled employees and increasing volume utilizing our existing facilities. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be implemented with positive results or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we do not achieve internal growth, our results of operations will suffer and we will likely not be able to expand our operations or grow our business.

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

We rely on our Pioneer Transformers Ltd., Bemag Transformer Inc. and Jefferson Electric, Inc. subsidiaries for a significant portion of the cash flow to operate our business and execute our strategy. Our credit facilities with our lenders contain certain covenants that restrict each of these subsidiaries’ ability to, among other things:

•	effect an amalgamation, merger or consolidation with any legal entity;

•
cause its subsidiaries to wind up, liquidate or dissolve their affairs, in the case of Pioneer Transformers Ltd, and Bemag Transformer Inc., and permit any subsidiaries to exist, in the case of Jefferson Electric, Inc.;

•	change the nature of its core business;

•
in the case of Pioneer Transformers, Ltd. and Bemag Transformer Inc., alter its capital structure in a manner that would be materially adverse to our Canadian lender and undergo a change of control and limits our ability to make investments or advancements to affiliated or related companies without our Canadian lender’s prior written consent; or

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

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2010, our order backlog was $18.7 million. Orders included in our backlog are represented by customer purchase orders and contracts that we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new customer orders received by us during a given period. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

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

Approximately 71% of our workforce is unionized. Our current collective bargaining agreements with our unionized workforces in Canada expire in May 2015, in the case of Pioneer Transformers Ltd., and in March 2013 in the case of Bemag Transformer Inc. We have a similar agreement with our unionized workforce in Reynosa, Mexico that has an indefinite term, subject to annual review and negotiation of key provisions. If we are unable to renew our agreements regarding the terms of these collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

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
PIONEER POWER SOLUTIONS, INC.

Date: November 14, 2011	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: November 14, 2011	/s/ Andrew Minkow
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

10.2	Share Purchase Agreement, dated May 13, 2011, by and among Fiducie Familiale Mazoyer, Bon-Ange, Inc., Gilles Mazoyer and 7834080 Canada Inc. (incorporated by reference to Exhibit 10.1 to Pioneer Power Solution Inc.'s Current Report on Form 8-K, filed on May 19, 2011.
10.3
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