Form 10-K
period 2011-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2012-03-30
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 333-155375

PIONEER POWER SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-1347616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Kelby Street, 9th Floor Fort Lee, New Jersey	07024
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date, was approximately $18.6 million.  For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 30, 2012
Common Stock, $0.001 par value	5,907,255

Documents incorporated by reference:

None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  You should review carefully the risks and uncertainties described under the heading “Item 1A. Risk Factors”  in this Annual Report on Form 10-K for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

When used herein, unless the context requires otherwise, references to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries.

PART I

ITEM 1. BUSINESS.

Overview

We are a manufacturer of specialty electrical equipment and provide through our three operating subsidiaries, Pioneer Transformers Ltd., Jefferson Electric, Inc. and Bemag Transformer Inc., a broad range of custom-engineered and general purpose electrical transformers for applications in the utility, industrial and commercial segments of the electrical transmission and distribution industry. We are headquartered in Fort Lee, New Jersey and presently operate from six other locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

Our largest customers, which include a number of recognized national and regional utilities and industrial companies, are primarily located in North America. In addition, we sell our products through hundreds of electrical distributors utilizing our network of 15 independently-operated stocking locations throughout the U.S. and Canada. We intend to grow our business, both through acquisitions and internal product development, by increasing the scope of highly-engineered solutions we offer our customers for their specialty electrical applications.

Products

We design, develop, manufacture and sell a wide range of liquid-filled and dry-type power, distribution and specialty electrical transformers, magnetic products used in the control and conditioning of electrical current for critical processes. An electric transformer is used to reduce or increase the voltage of electricity traveling through a wire. This is accomplished by transferring electric energy from one coil or winding to another coil through electromagnetic induction. Electric power generating plants use generator transformers to “step-up,” or increase, voltage that is transferred through power lines in order to transmit the electricity more efficiently and over long distances. When the high voltage electricity nears its final destination, a “step-down” transformer reduces its voltage. A distribution transformer makes a final step-down in voltage to a level usable in businesses and homes.

Transformers are integral to every electrical transmission and distribution system. Electric utilities use transformers for the construction and maintenance of their power networks. Industrial firms use transformers to supply factories with electricity and to distribute power to production machinery. The renewable energy industry uses transformers to connect new sources of electricity generation to the power grid. The construction industry uses transformers for the supply of electricity to new homes and buildings and original equipment manufacturers use custom magnetic transformers as a component part of the products they make.

Our operating subsidiaries distinguish themselves by producing a wide range of engineered-to-order and standard equipment, sold either directly to end users, through engineering and construction firms, or through electrical distributors. We serve customers in a variety of industries including electric utilities, industrial customers, commercial construction companies and renewable energy producers.

Liquid-Filled Transformers

Our liquid-filled transformer products are manufactured by our wholly-owned subsidiary, Pioneer Transformers Ltd., in electrical power ranges from 25 kVA (kilovolt amperes) to 30 MVA (megavolt amperes) and at up to 69 kV (kilovolts) in voltage. In recent years, we have focused primarily on the small power market, generally considered to include transformers between 1 MVA and 10 MVA, as well as on specialty transformers such as network and certain highly-customized models. We sell these products to electrical utilities, independent power providers, electrical co-ops, industrial companies, commercial users and electric equipment wholesalers. Our primary categories of liquid-filled transformers are as follows:

Transformer Type	Range of Sizes	Applications
Small and Medium Power	300 kVA to 30 MVA	Power conversion for the utility, industrial and commercial markets, typically found in electrical substations
Network	300 kVA to 3.75 MVA	Subway and vault-type transformers designed to withstand harsh environments and typically used by utilities and municipal power authorities to ensure reliability of service
Pad-Mount	75 kVA to 10 MVA	Distribution transformers commonly used in underground power or distribution systems and in wind farm power projects
Unitized Pad-Mount	Up to 5 MVA	Combines pad-mounts with other equipment in a product that can be substituted for conventional unit substations at apartment complexes, shopping centers, hospitals and similar commercial facilities
Mini-Pad	25 kVA to 167 kVA	Single phase, low profile pad-mounted distribution transformers for residential and underground distribution
Platform-Mount	250 kVA to 2.5 MVA	Single phase units from 250 kVA to 1 MVA, also supplied for substation installation up to 2.5 MVA

Dry-Type Transformers

Our dry-type transformer products are manufactured by our wholly-owned subsidiaries, Jefferson Electric, Inc. and Bemag Transformer Inc. Our product scope includes low voltage distribution transformers which are typically used indoors for commercial and industrial power applications requiring 50 VA through 1 MVA of power transformation capacity in voltages at or below 600 V (volts). In our medium voltage and power-dry product classes, our range extends to 10 MVA in capacity and from 600 V to 35kV in voltage. Medium voltage and power-dry transformers are used in metropolitan areas and are increasingly being used for industrial applications, such as in mining and oil drilling. They are well-suited to operate in outdoor or harsh environments and in situations where the transformer needs to be installed close to the area where the electricity will ultimately be used. Our primary categories of dry-type transformers are as follows:

Transformer Type	Range of Sizes	Applications
Medium Voltage	30 kVA to 10 MVA	Available in standard and custom designs in voltages from 208 to 35,000 volts. Common applications include offshore drilling and mining
Ventilated Single & Three Phase	25 kVA to 100 kVA 15 kVA to 1 MVA	Ventilated transformers designed for general loads, indoors or out, including for lighting, data centers, industrial and commercial applications
Encapsulated Single & Three Phase	50 VA to 50 kVA 3 kVA to 75 kVA	General purpose encapsulated transformers for lighting, industrial and commercial applications. Suitable for indoor or outdoor use
Floor Mount Encapsulated	30 kVA to 75 kVA	For all general loads in rugged environment areas including refineries, factories, chemical plants, marine duty, ship docks, and grain mills
Buck Boost Transformers	50 VA to 10 kVA	Single phase transformers for correcting voltage line drops, landscape lighting, low voltage lighting, international voltage adaptation and motor applications
Non-Linear Transformers	15 kVA to 300 kVA	Jefferson Plus™ line of non-linear transformers are designed to meet the load demands caused by computers and other electronic office equipment
Other Transformers	Various size ranges	Drive isolation, industrial control and custom designed transformers, lighting ballasts, reactors, filters and associated other parts

Business Strategy

We believe we have established a stable platform from which to develop and grow our business lines, revenues, earnings and shareholder value. We intend to expand rapidly over the next several years through a two-pronged strategy. First, we intend to pursue strategic acquisitions that provide us with complementary product and service offerings, new sales channels, end-markets and scalable operations. Second, we are focused on internal growth through operating efficiencies, customer focus and our continued migration towards more highly-engineered products and specialized services.

Acquisitions

We believe a disciplined acquisition program is a key component to accelerating our growth and we intend to pursue opportunities to acquire businesses that broaden the range of customer solutions we provide, increase our market share or expand our geographic reach. In addition to transformer manufacturers, we also intend to acquire producers of other technically-advanced, customized, ancillary or complementary products that address market segments where we seek further penetration -- such as in rail transportation, mining, oil drilling and refining, backup power and renewable energy. We operate in a highly fragmented industry that is served by a few global diversified electrical equipment manufacturers and numerous small manufacturing companies that provide niche products and services to various sub-segments of the power transmission and distribution market. We favor candidates that have competencies and business characteristics similar to our own, and those that we expect will benefit from some of the major trends affecting our industry. Our 2010 acquisition of Jefferson Electric, Inc. and our 2011 acquisition of Bemag Transformer Inc. are examples of the implementation of our acquisition strategy.

Internal Growth

We intend to build our revenue and earnings at rates exceeding industry norms primarily by continuing our sales and product mix movement towards more value-added, specialized products. We intend to accomplish this goal within our liquid-filled transformer business by emphasizing the sale of more power, network and subsurface transformers to new and existing utility customers, particularly in the U.S. We recently completed a plant expansion that added approximately 6,000 square feet and new machinery and equipment to our Granby, Quebec facility which increased our manufacturing capacity for these more sophisticated products.

We believe that our internal growth objectives for our dry-type transformer business will be achieved by expanding the geographic coverage and productivity of our national distribution network, as well as by continuing to expand our direct sales channel with original equipment manufacturers (OEMs) and brand label customers. In particular, we expect that meeting our growth objectives will be facilitated by the 2011 addition of medium voltage and power-dry transformers to our product portfolio.

Our Industry

According to The Freedonia Group, a market research firm, electric utilities accounted for approximately 60% of all power and distribution transformer purchases in the U.S. during 2010. Utilities purchase transformers to replace old equipment, maintain system reliability, achieve efficiency improvements and for grid expansion. Demand is also sensitive to overall economic conditions, particularly with respect to the level of industrial production and investment in commercial and residential construction. Other market demand factors include voltage conversion, voltage unit upgrades, electrical equipment failures, higher energy costs, stricter environmental regulations and investment in sources of renewable energy generation.

According to The Freedonia Group report, total demand for transformers is forecast to grow from $7.7 billion in 2010 to approximately $10.1 billion by 2015. Based on the categories of transformers tracked by the market research firm, we estimate that our product portfolio addresses a $3.3 billion U.S. market (in 2010) which is expected to grow to $4.5 billion by 2015, or by approximately 6.0% per year. We believe several of the key industry trends supporting this growth estimate are as follows:

•
Aging and Overburdened North American Power Grid — The aging and overburdened North American power grid is expected to require significant capital expenditures to upgrade the existing infrastructure over the next several years to maintain adequate levels of reliability and efficiency. According to the North American Electric Reliability Corp. (NERC), Level 5 Transmission Load Relief (TLR) events, which are triggered when power outages are imminent or in progress, have grown at a 22% compounded annual growth rate from 2006 to 2011. These events demonstrate the current power grid’s inadequate capacity to accommodate all requests for reliable power. Significant capital investment will be required to relieve congestion, meet growing demand, achieve targets for efficiency, emissions, renewable sources and to replace components of the U.S. power grid operating at, near or past their planned service lives.

•
Increasing Demand for Electricity —In order to meet growing demand for electricity in North America, substantial investment in increased electrical grid capacity and efficiency will be required, as well as the addition of specialized equipment to help ensure the reliability and quality of electricity for critical applications. The Department of Energy’s Energy Information Administration, or EIA, forecasts that total electricity use in the U.S. will increase by approximately 30% from 2008 to 2035. This increase is driven by population growth, economic expansion, increasing dependence on computing power throughout the economy and the increased use of electrical devices in the home. Electric vehicles are one example of a demand source that has the potential to significantly increase U.S. power consumption.

•
Mandates for Renewable Power Sources — North American federal, state, provincial, and local governments have enacted and are considering legislation and regulations aimed at increasing energy efficiency and encouraging expansion of renewable energy generation. In particular, 29 states and the District of Columbia have adopted mandatory renewable portfolio standards, or RPS, which require utilities to supply a specified percentage of their electricity from renewable sources. We believe that factors will drive investment growth in infrastructure to transport and integrate electricity from various sources within the transmission and distribution grid, as well as increased spending on products we manufacture for the onsite conversion of power from wind and solar energy plants.

•
Legislative Support — The U.S. government has directed significant resources towards the modernization and improvement of the U.S. electric grid. The legislative developments continue to promote growth and investment in electric transmission and distribution infrastructure by encouraging electricity providers to expand capacity and relieve grid congestion. The Energy Policy Act of 2005 established mandatory grid reliability standards and created incentives to increase electric transmission and distribution infrastructure investments. Incentives associated with such law ensured that utilities (who represent our largest customer segment) are better positioned to finance and realize system enhancement projects. In addition, the American Recovery and Reinvestment Act of 2009 allocated $4.5 billion to improve electricity delivery and energy reliability through modernization of the electric transmission and distribution infrastructure.

The transformer market is very fragmented due to the range of sizes, voltages and technological standards required by different categories of end users. Many orders are custom-engineered and tend to be very delivery time-sensitive since other critical work is frequently being coordinated around the customer’s transformer installation. The vast majority of North American demand for transformers is satisfied by producers in the U.S. and Canada. According to the U.S. Census Bureau, there are over 250 transformer manufacturers in the U.S., of which we believe at least 50 manufacture products similar to ours.

Customers

In 2011, approximately 61% of our sales were to Canadian customers, including many of Canada’s electrical utilities, municipal power systems, large industrial companies, engineering and construction firms and a number of electrical distributors. The remainder of our sales in 2011 were to customers in the U.S. and to certain export customers primarily through our Jefferson Electric, Inc. subsidiary. We sold our electrical transformers to approximately 1,850 customers in 2011 and our twenty largest customers represented approximately 61% of our consolidated revenue. We believe that our established, long-standing customer relationships provide us with a stable and recurring revenue base. Approximately 80% of our revenue in 2011, adjusted to include revenue from Bemag Transformer Inc. during periods prior to its acquisition by us, originated from customers who also ordered from us in 2010.

Approximately 21% and 36% of our sales in 2011 and 2010, respectively, were made to Hydro-Quebec Utility Company (“Hydro-Quebec”), a provincial government-owned utility in the Province of Quebec, Canada. The majority of our sales to Hydro-Quebec are made pursuant to a long-term contract for the supply of pad-mount transformers that was renewed in 2010, at which time we were also awarded an additional contract by Hydro-Quebec for the supply of submersible transformers. Both contracts have two-year initial terms expiring during the second quarter of 2012, and two one-year renewal options at Hydro-Quebec’s option providing for a maximum term of four years each. In March 2012, Hydro-Quebec exercised its option to extend each contract by another year, to April 2013. The contracts set forth the terms, conditions and rights of the parties with respect to the supply of the subject products including ordering and delivery procedures, required technical specifications, minimum performance standards, product pricing and price adjustment mechanisms, terms of payment and rights of termination. The contracts do not require Hydro-Quebec to order any minimum quantity of products from us and do not grant us any form of supply exclusivity. Hydro-Quebec has been a customer of ours and our predecessors for approximately 40 years, over which time we have been party to consecutive long-term contracts for an uninterrupted period spanning several decades. We believe the status of our business relationship with Hydro-Quebec to be good.

In addition, Siemens Industry, Inc. and its affiliated companies (“Siemens”) accounted for 11% of our sales in 2011 primarily through purchases from our Jefferson Electric, Inc. subsidiary. Aside from Hydro-Quebec and Siemens, we do not believe that the loss of any specific customer would have a material adverse effect on our business.

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

Sales Backlog

Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our transformer products that are not yet complete or for which work has not yet begun. Our sales backlog as of December 31, 2011 was approximately $24.8 million, as compared to approximately $17.6 million as of December 31, 2010. The $7.2 million increase in our backlog consists mostly of new utility customer orders for our liquid-filled transformers. We also experienced more than a three-fold increase in our dry-type transformer backlog, reflecting the acquisition of Bemag Transformer Inc. in July 2011 and several large orders received after the acquisition date for our medium voltage products in mining and offshore drilling applications. We anticipate that most of our current backlog will be delivered during 2012. Orders included in our sales backlog are represented by customer purchase orders and contracts that we believe to be firm.

Competition

We experience substantial competition from a large number of transformer manufacturers. The number and size of our competitors varies considerably by product line, with many of our competitors tending to be small, highly specialized or focused on a certain geographic market area or customer. However, several of our competitors have substantially greater financial and technical resources than us, including some of the world’s largest electrical products companies. A representative list of our competitors includes ABB Ltd., Actuant Corporation, Carte International, Inc., Cooper Industries plc, General Electric Company, Schneider Electric SA, Hammond Power Solutions Inc., Howard Industries, Inc. and Partner Technologies, Inc.

We believe that we compete primarily on the basis of product quality, product availability, on-time shipment record, service, price and our flexibility to provide custom-engineered solutions to satisfy customer needs. In our liquid-filled transformer business, we believe that we have established a niche in the manufacture and design of small power and distribution electrical transformers and, in particular, custom transformers for specialized and complex applications. In dry-type transformers, we believe that we have established a similar reputation for custom-manufacturing that has greatly facilitated the growth of our sales to original equipment manufacturers. As a result of our long-time presence in the industry, we possess a number of special transformer designs that we engineered and developed specifically for our customers. We believe that these designs give us a competitive advantage and that they are a major contributor to our frequency of repeat customer orders. Our customers order from us as their needs may require, and the level of such orders may change significantly from year-to-year based on the status of their individual construction projects and capital budgeting activities. Despite these variations, we have a significant number of repeat customers. Approximately 80% of our revenue in 2011, adjusted to include revenue from Bemag Transformer Inc. during periods prior to its acquisition by us, originated from customers who had also ordered from us in the prior year.

Raw Materials and Suppliers

The principal raw materials purchased by us are core steel, copper wire, aluminum strip and insulating materials including transformer oil. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors. These raw materials and components are available from and supplied by numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We attempt to minimize the effect on our profit margins of unanticipated changes in the prices of raw materials by including index clauses in our customer contracts that allow us to increase or reduce our fees if the costs of raw materials unexpectedly rise or decrease. Approximately 46% of our annual sales are made pursuant to contracts that contain such index clauses, which, subject to various formulae and limitations, permit us to adjust the final prices we charge. We anticipate no significant difficulty fulfilling our raw material purchase requirements and have not experienced any such difficulty in the past several years. Our largest suppliers include Essex Group, Inc., JFE Shoji Steel America, Inc., Marubeni-Itochu Corporation, Metelec Ltée and Rea Magnet Wire Co. Inc.

Employees

At December 31, 2011, we had 330 employees consisting of 90 salaried staff and 240 hourly workers. We also had four part-time employees. Our hourly employees located at our plant in Farnham, Quebec, Canada are covered by a collective bargaining agreement with a provincial labor union that expires in March 2013. Our hourly employees located at our plant in Granby, Quebec, Canada are covered by a collective bargaining agreement with the United Steel Workers of America Local 9414 that expires in May 2015. The hourly employees located at our manufacturing facility in Reynosa, Mexico are also covered by a collective bargaining agreement with a local labor union that has an indefinite term, subject to annual review and negotiation of key provisions. We consider our relationship with our employees to be good.

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

Corporate History

We were originally formed in the State of Nevada in 2008. On November 30, 2009, we merged with and into Pioneer Power Solutions, Inc., a Delaware corporation and our wholly-owned subsidiary, for the sole purpose of changing our state of incorporation from Nevada to Delaware and changing our name to “Pioneer Power Solutions, Inc.” On December 2, 2009, pursuant to a share exchange agreement, we acquired all of the issued and outstanding capital stock of Pioneer Transformers Ltd. and our officers and directors at that time were replaced by designees of Pioneer Transformers Ltd. After the share exchange, we divested all of our pre-share exchange operating assets and succeeded to the business of Pioneer Transformers Ltd. as our sole line of business.

On April 30, 2010, we acquired Jefferson Electric, Inc. through a merger pursuant to which JEI Acquisition, Inc., our wholly-owned subsidiary, merged with and into Jefferson Electric, Inc., with Jefferson Electric, Inc. continuing as the surviving corporation and becoming a wholly-owned subsidiary of ours.

On June 7, 2010, through our wholly-owned subsidiary Pioneer Wind Energy Systems Inc., we acquired substantially all the operating assets of AAER Inc., a manufacturer of wind turbines based in Quebec, Canada. On August 13, 2010, we also purchased common shares representing 100% of the voting and economic interests of AAER Inc., including its residual assets and accumulated operating tax losses. In September 2011, we committed to a plan to divest or wind down our Pioneer Wind Energy Systems Inc. subsidiary, which business is now classified in our financial statements under discontinued operations.

On July 1, 2011, through a Canadian wholly-owned subsidiary of ours, we acquired all the capital stock of Bemag Transformer Inc., a Quebec-based manufacturer of low and medium voltage dry-type transformers and custom magnetics.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Form 10-K and our other periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

Risks Relating to Our Business

We may not be able to expand our business through strategic acquisitions, which could decrease our profitability.

A key element of our strategy is to pursue strategic acquisitions that either expand or complement our business in order to increase revenue and earnings. We may not be able to identify additional attractive acquisition candidates on terms favorable to us or in a timely manner. We may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to us, if at all. Moreover, we may not be able to integrate any acquired businesses into our business or to operate any acquired businesses profitably. Recently acquired businesses (such as Jefferson Electric, Inc. and Bemag Transformer Inc.) may operate at lower profit margins, which could negatively impact our results of operations. Each of these factors may contribute to our inability to grow our business through strategic acquisitions, which could ultimately result in increased costs without a corresponding increase in revenues, which would result in decreased profitability.

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

We depend on Hydro-Quebec for a large portion of our business, and any change in the level of orders from Hydro-Quebec, has, in the past, had a significant impact on our results of operations. In particular, Hydro-Quebec represented approximately 21% and 36% of our net sales in the years ended December 31, 2011 and 2010, respectively. In addition, Siemens accounted for 11% and 9% of our entire company’s sales in the years ended December 31, 2011 and 2010, respectively. If either of these customers was to significantly cancel, delay or reduce the amount of business it does with us, there could be a material adverse effect on our business, financial condition and operating results. Our long term supply agreements for the sale of our products to Hydro-Quebec have an initial term expiring in April 2012, excluding two one-year extension options, the first of which was exercised by Hydro-Quebec in March 2012. We therefore cannot assure you that Hydro-Quebec will continue to purchase transformers from us in quantities consistent with the past or at all. In addition, our pricing agreement for the sale of products to Siemens does not obligate Siemens to purchase transformers from us in quantities consistent with the past or at all. If either of these customers were to become insolvent or otherwise unable to pay or were to delay payment for services, our business, financial condition and operating results could also be materially adversely affected.

Our Bemag Transformer Inc. subsidiary currently derives a significant portion of its revenues from three electrical distributor groups; any decrease in orders from these distributors could have an adverse effect on Bemag Transformer Inc.’s financial condition and operating results.

Bemag Transformer Inc. depends on three electrical distributor groups for a large portion of its business, and any change in the level of orders from these distributors, has, in the past, had a significant impact on Bemag Transformer Inc.’s results of operations. Collectively, purchases from these distributor groups represented nearly 50% of Bemag Transformer Inc.’s sales in 2011. We expect sales to these distributor groups to represent less than 10% of our consolidated sales in 2012. Our Bemag Transformer Inc. subsidiary has pricing and rebate agreements with these distributor groups that are negotiated annually and, if the pricing and rebate agreements are modified or not renewed in future periods or are less favorable than those offered by competitors, we cannot assure you that these distributor groups will continue to purchase transformers from us in quantities consistent with the past or at all. If any of these distributor groups was to influence our customers to cancel, significantly delay or reduce the amount of business they do with Bemag Transformer Inc., there could be a material adverse effect on our business, financial condition and operating results. Moreover, although Bemag Transformer Inc. has agreements for the sale of its products through these three distributor groups, these agreements do not obligate the groups to distribute transformers from Bemag Transformer Inc. in quantities consistent with the past or at all. If any of these distributor groups were to become insolvent, our business, financial condition and operating results could also be materially adversely affected.

We are vulnerable to economic downturns in the commercial construction market, which may reduce the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.

Portions of our business, in particular those of Jefferson Electric, Inc. and Bemag Transformer Inc., involve sales of our products in connection with commercial real estate construction. Our sales to this sector are affected by the levels of discretionary business spending. During economic downturns in this sector, the levels of business discretionary spending may decrease. This decrease in spending will likely reduce the demand for some of our products and may adversely affect our sales, earnings, cash flow or financial condition.

The commercial and industrial building and maintenance sectors began to experience a significant decline in 2008. The downturn in these segments contributed to a decline in the demand for some of our products and adversely affected Jefferson Electric, Inc.’s sales and earnings in 2008 through 2010. We cannot predict the timing, duration or severity of another such downturn in these segments which may adversely impact sales, earnings and cash flow.

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

Our raw material costs represented approximately 60% and 63% of our revenues for the years ended December 31, 2011 and 2010, respectively. The principal raw materials purchased by us are electrical core steel, copper wire, aluminum strip and insulating materials including transformer oil. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors. These raw materials and components are available from, and supplied by, numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our raw materials in the future.

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

We rely on our Pioneer Transformers Ltd., Bemag Transformer Inc. and Jefferson Electric, Inc. subsidiaries for a significant portion of the cash flow to operate our business and execute our strategy. Our credit facilities with our lenders contain certain covenants that restrict each of these subsidiaries’ ability to, among other things:

•	effect an amalgamation, merger or consolidation with any legal entity;
•	wind up, liquidate or dissolve its affairs, in the case of Pioneer Transformers Ltd, and Bemag Transformer Inc.;
•	permit any new subsidiaries to exist, in the case of Jefferson Electric, Inc.;
•	change the nature of its core business;
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

In addition, our credit facilities require us to meet certain financial ratios, including maintenance of a minimum fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and a maximum total debt to capitalization ratio in the case of our Canadian domiciled subsidiaries, and a requirement to exceed minimum quarterly targets for tangible net worth, as defined, and maintain a minimum debt service coverage ratio in the case of Jefferson Electric, Inc. Our ability to meet these financial provisions may be affected by events beyond our control. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit facilities, our lenders could institute foreclosure proceedings against the assets securing borrowings under those facilities, which would harm our business, financial condition and results of operations.

We may not be able to fully realize the revenue value reported in our backlog.

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2011, our order backlog was $24.8 million. Orders included in our backlog are represented by customer purchase orders and contracts that we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new customer orders received by us during a given period. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

We are subject to pricing pressure from our larger customers.

We face significant pricing pressures in all of our business segments from our larger customers, including Hydro-Quebec and Siemens. Because of their purchasing size, our larger customers can influence market participants to compete on price terms. Such customers also use their buying power to negotiate lower prices. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on our financial results.

Deterioration in the credit quality of several major customers could have a material adverse effect on our operating results and financial condition.

A significant asset included in our working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Deterioration in the credit quality of Hydro-Quebec, Siemens or of any other major customers could have a material adverse effect on our operating results and financial condition.

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

We rely on arrangements with third party shippers and carriers such as independent shipping companies for timely delivery of our products to our customers. As a result, we may be subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor strikes, inclement weather, natural disasters and rapidly increasing fuel costs. If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers’ product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and could cause us to lose customers.

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

Approximately 73% of our workforce is unionized. Our current collective bargaining agreements with our unionized workforces in Canada expire in May 2015, in the case of Pioneer Transformers Ltd., and in March 2013 in the case of Bemag Transformer Inc. We have a similar agreement with our unionized workforce in Reynosa, Mexico that has an indefinite term, subject to annual review and negotiation of key provisions. If we are unable to renew our agreements regarding the terms of these collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

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

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

There is, at present, only a limited trading market for our common stock. The price at which our common stock may be sold is very unpredictable because there are very few trades in our common stock. Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price. In addition, our common stock currently trades on the OTC Bulletin Board, which generally lacks the liquidity, research coverage and institutional investor following of a national stock exchange like the NYSE Amex Equities, the New York Stock Exchange or the Nasdaq Stock Market. While we intend to list our common stock on a national stock exchange once we satisfy the initial listing standards for such an exchange, we currently do not, and may not ever, satisfy such initial listing standards. Furthermore, in order for us to satisfy these initial listing standards, we may be required to effectuate a potentially dilutive offering or a reverse stock split. Should we nonetheless fail to satisfy the initial listing standards for a national stock exchange or should our common stock be otherwise rejected for listing and remain on the OTC Bulletin Board or be suspended from the OTC Bulletin Board, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We have three manufacturing facilities, two of which are located in Quebec, Canada, and the other is located in Reynosa, Mexico. Our Granby, Quebec facility was built in 1962 and consists of approximately 50,000 square feet.  The facility sits on approximately 25 acres in the town of Granby which is located approximately 40 miles east of Montreal. We own both the facility and the land through our wholly-owned subsidiary, Bernard Granby Realty Inc. Our Farnham, Quebec facility consists of approximately 52,000 square feet of manufacturing and office space and is leased for approximately $11,000 per month under a lease that expires in 2014. The lease includes an option to renew for an additional two years at the same lease rate as adjusted for changes in the consumer price index. Our Reynosa facility consists of approximately 52,000 square feet of manufacturing and office space and is leased for approximately $24,000 per month under a lease that expires in 2013. The lease includes an option to renew for an additional five years at the same lease rate. We also lease a 22,000 square foot centralized logistics facility in Pharr, Texas for approximately $12,000 per month under a lease that expires in 2013.

We believe our manufacturing and distribution facilities are well maintained and in proper condition to operate at higher than current levels.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was originally approved for quotation on the OTC Bulletin Board on February 2, 2009 and since January 7, 2010, our common stock has been quoted under the trading symbol PPSI.OB. Prior to January 7, 2010, our common stock did not trade regularly. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The quotes are adjusted to reflect the one-for-five reverse stock split that occurred on June 20, 2011.

Fiscal Year	Period	High	Low
2011	First Quarter Ended March 31	$17.00	$7.50
	Second Quarter Ended June 30	15.45	13.25
	Third Quarter Ended September 30	15.25	8.00
	Fourth Quarter Ended December 31	15.00	4.00

2010	First Quarter Ended March 31	$17.00	$7.50
	Second Quarter Ended June 30	15.45	13.25
	Third Quarter Ended September 30	15.25	10.00
	Fourth Quarter Ended December 31	15.00	13.25

The last reported sales price of our common stock on the OTC Bulletin Board on March 29, 2012, was $3.50 per share. As of March 29, 2012, there were 22 holders of record of our common stock.

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

Overview and Recent Events

We are a manufacturer of specialty electrical equipment and provide, through our three operating subsidiaries, Pioneer Transformers Ltd., Jefferson Electric, Inc. and Bemag Transformer Inc., a broad range of custom-engineered and general purpose electrical transformers for applications in the utility, industrial and commercial segments of the electrical transmission and distribution industry. We are headquartered in Fort Lee, New Jersey and presently operate from six other locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

On April 30, 2010, we completed the acquisition of Jefferson Electric, Inc., a Wisconsin-based manufacturer and supplier of dry-type transformers. Through transactions completed in June and August 2010 we acquired substantially all the assets and the capital stock of AAER Inc. to form Pioneer Wind Energy Systems Inc., a business which we are currently in the process of winding down or divesting. On July 1, 2011, we completed the acquisition of all the capital stock of Bemag Transformer Inc., a Quebec-based manufacturer of low and medium voltage dry-type transformers and custom magnetics. Also on such date, we acquired all the machinery and equipment assets of Vermont Transformer, Inc., the former U.S. affiliate of Bemag Transformer Inc.

Our board of directors authorized a one-for-five reverse stock split on June 1, 2011 which took effect on June 20, 2011. All share and related option and warrant information presented in the following discussion and analysis of our financial condition and results of operations and the accompanying consolidated financial statements has been retroactively adjusted to reflect the reduced number of shares outstanding which resulted from this action.

Foreign Currency Exchange Rates

Although we have elected to report our results in accordance with generally accepted accounting principles in the U.S. and in U.S. dollars, several of our operating subsidiaries are Canadian entities whose functional currencies are the Canadian dollar. As such, the financial position, results of operations, cash flows and equity of these subsidiaries are initially consolidated in Canadian dollars. The subsidiaries’ assets and liabilities are then translated from Canadian dollars to U.S. dollars by applying the foreign currency exchange rate in effect at the balance sheet date, while the results of its operations and cash flows are translated to U.S. dollars by applying the average foreign currency exchange rate in effect during the reporting period. The resulting translation adjustments are included in other comprehensive income or loss.

The financial position and operating results of our Canadian subsidiaries have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2011			2010
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.9696	$0.9860	$0.9860	$1.0158	$1.0409	$1.0409
June 30	$0.9645	$0.9676	$0.9768	$1.0646	$1.0276	$1.0343
September 30	$1.0482	$0.9802	$0.9780	$1.0290	$1.0391	$1.0359
December 31	$1.0170	$1.0231	$0.9891	$0.9946	$1.0128	$1.0301

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include pension expense, inventory provisions, useful lives and impairment of long-lived assets, warranty accruals, income tax determination, stock-based compensation, allowance for doubtful accounts and estimates related to purchase price allocation. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

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

Changes in Accounting Principles

No significant changes in accounting principles were adopted during 2010 and 2011, except for the following:

Fair Value Measurements.   In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2010-06”). ASU 2010-06 requires reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, including information on purchases, sales, issuances, and settlements on a gross basis, and (4) the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for fiscal years beginning on or after December 15, 2009, except for the disclosure regarding Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 for Levels 1, 2 and 3 did not have a material impact on our consolidated financial statements.

Intangibles – Goodwill & Other.  In December 2010, the FASB issued ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on our consolidated financial statements.

Business Combinations.  In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on our consolidated financial statements.

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenue. For the year ended December 31, 2011, our consolidated revenue increased by $21.6 million, or 45.6%, to $68.8 million, up from $47.2 million during the year ended December 31, 2010. Approximately $9.7 million of the revenue increase reflects year-over-year growth in our liquid-filled transformer segment (9.6%) and in our dry-type transformer segment (19.2%). On a combined basis, these respective increases correspond to a 14.3% overall organic growth rate in our revenue during the year ended December 31, 2011, as compared to 2010. The remaining $11.9 million increase in our revenue during 2011, as compared to 2010, resulted from acquisitions. During 2011 we had ten additional months of operations for the two dry-type transformer businesses we acquired.

Our liquid-filled transformer sales benefitted from strong industrial user demand in Canada, in particular from renewable energy customers, coupled with stability in the level of utility orders which represent the majority of the segment’s revenue. Our dry-type transformer segment experienced large year-over-year increases in every U.S. sales channel, led in percentage terms by the OEM channel where growth was split evenly between new and existing customers.

Gross Margin.  For the year ended December 31, 2011, our gross margin percentage decreased to 23.2% of revenues, compared to 24.6% during the year ended December 31, 2010.  This decrease was anticipated due to the acquisition-driven shift in our sales mix towards our dry-type transformer segment which represented approximately 46% of consolidated sales during 2011, as compared to only 28% in 2010. We generally expect this segment to achieve lower gross margins than our liquid-filled transformer segment because approximately 75% of our dry-type sales volume consists of general purpose units sold to a large number of electrical distributors and brand label customers in the more price-competitive distribution sales channel. By contrast, our liquid-filled transformer segment sources the majority of its sales on a direct-to-customer basis and its products tend to be more customized, thereby warranting a higher gross margin percentage.

Excluding the effect of segment mix during the year ended December 31, 2011, our liquid-filled transformer segment experienced a 0.7% gross margin decline due mainly to variations in product mix. In our dry-type segment, gross margin declined 1.6% driven by significantly higher sales of standardized units into the commercial construction market, coupled with lower manufacturing throughput caused by the implementation of our integration plan for Bemag Transformer Inc. On a consolidated basis, approximately 0.2% of the 1.4% consolidated gross margin decline was attributable to our liquid-filled transformer segment and 1.2% to our dry-type transformer segment.

Selling, General and Administrative Expense. For the year ended December 31, 2011, selling, general and administrative expense increased by approximately $3.4 million, or 45.0%, to $11.1 million, as compared to $7.6 million during the year ended December 31, 2010. The increase was due almost entirely to the fact that our selling, general and administrative expense for the year ended December 31, 2011 includes ten additional months of operations for the two dry-type transformer businesses we acquired, as compared to the year ended December 31, 2010. As a percentage of our consolidated revenue, selling, general and administrative expense decreased slightly to 16.1% in 2011, as compared to 16.2% in 2010.

Foreign Exchange (Gain) Loss.  For the year ended December 31, 2011, approximately two-thirds of our consolidated operating revenues were denominated in Canadian dollars, and a material percentage of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the year ended December 31, 2011, we recorded a loss of $0.2 million due to currency fluctuations, compared to a gain of approximately $0.1 million during the year ended December 31, 2010.

Interest and Bank Charges.  For the year ended December 31, 2011, our interest and bank charges were approximately $0.6 million, as compared to $0.2 million for the year ended December 31, 2010. The increase was due primarily to higher average borrowings as a result of our acquisition of Bemag Transformer Inc. which was funded entirely through our bank credit facilities.

Other Expense.  For the year ended December 31, 2011, our other non-operating expense of $0.8 million consisted of approximately $0.4 million of professional fees and restructuring costs related to our acquisition and integration of Bemag Transformer Inc., plus $0.5 million of expense related to our public offering of common stock that was withdrawn due to market conditions. For the year ended December 31, 2010, $0.4 million of other non-operating expense reflects transaction fees and other costs associated with closing the Jefferson Electric, Inc. acquisition during the second quarter.

Provision for Income Taxes.  Our provision reflects an effective tax rate on earnings from continuing operations of 23.8% in 2011, as compared to 9.2% in 2010.  The increase in our effective tax rate reflects a combination of factors, but was primarily due to the fact that in 2010 we reached a settlement with the Canadian tax authority resulting in a $1.2 million refund of taxes plus interest and penalties previously paid by us. In addition, during 2011 we did not have the benefit of U.S. net operating loss carryforwards throughout the year, most of which were utilized during 2010. Most of our taxable income is derived in Canada where we are subject to a lower overall corporate tax rate between the federal and provincial levels. Our blended Canadian corporate tax rate is approximately 30%, as compared to approximately a 39% blended rate in the U.S. at the state and federal levels.

Earnings from Continuing Operations.  We generated net earnings from continuing operations of $2.7 million for the year ended December 31, 2011, as compared to $3.2 million during the year ended December 31, 2010. In 2011, our earnings from continuing operations per basic and diluted share was $0.42, as compared to $0.55 during the year ended December 31, 2010. There was no significant difference in the number of common shares we had outstanding between 2011 and 2010.

Our earnings during 2011 declined due primarily to the $0.8 million of one-time, non-operating expense in our other expense and the $0.5 million increase in our interest expense during 2011 over 2010, which increases are described above. Excluding the effect of these two items, our reported earnings from continuing operations before income taxes grew by 15%, or $0.6 million, during the year ended December 31, 2011 as compared to the prior year. Our earnings from continuing operations in 2011 benefited from significantly higher revenues and gross profit, enabling us to achieve more leverage across our fixed operating expenses.

Backlog.  Our order backlog at December 31, 2011 was $24.8 million, up 41% from $17.6 million at December 31, 2010. Approximately half of the $7.2 million increase in our backlog was derived from orders received from utilities and industrial customers in Canada for our liquid-immersed transformers. These products, which account for approximately 80% of our total backlog, generally entail longer lead times and higher average selling prices than our dry-type transformers. The remaining growth in our backlog reflects a doubling of scheduled deliveries for dry-type transformers to our U.S. customers since December 31, 2010, plus the inclusion of backlog from Bemag Transformer Inc. which we acquired in July 2011.

Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2012. New orders placed during the year ended December 31, 2011 totaled $78.4 million, an increase of approximately 70% compared to new orders of $46.2 million that were placed during the year ended December 31, 2010. The large percentage increase in orders on a year-over-year basis was due to a 24% increase in orders for liquid-filled transformers, coupled with increased demand for our dry-type models and the fact that the 2011 period includes ten additional months of operations for the two dry-type transformer businesses we acquired.

Discontinued Operations

As a result of our plan to divest Pioneer Wind Energy Systems Inc., the assets and liabilities of the business are considered held for sale at December 31, 2011 and therefore its financial results are reported as discontinued operations in the consolidated financial statements. See “Item 8. Financial Statements and Supplementary Data –  Note 6 “Discontinued Operations” for further information. The following table summarizes the results of discontinued operations (in thousands):

	Year Ended December 31,
	2011	2010
Net sales	$-	$-
Loss from operations of discontinued business (1)	(2,531)	(288)
Income tax expense	-	-
Loss from discontinued operations, net of tax	$(2,531)	$(288)

(1)	Includes non-cash asset impairment charges of $1.6 million during the year ended December 31, 2011. Loss from operations before tax in 2010 includes a $0.7 million non-cash gain.

Liquidity and Capital Resources

General.  At December 31, 2011, we had cash and cash equivalents of approximately $1.4 million and total debt, including capital lease obligations, of $17.9 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, debt repayment and capital improvements. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Our operating activities generated cash flow of approximately $1.6 million during the year ended December 31, 2011, compared to cash flow from operating activities of $3.3 million during the year ended December 31, 2010. The $1.7 million decrease in our operating cash flow during 2011 was caused primarily by our increased use of working capital to support our growth, as well as to pay certain one-time expenses included in other income (expense) in our consolidated statements of earnings. The principal elements of cash flow from operating activities during 2011 were net earnings from continuing operations of $2.7 million, plus non-cash expenses consisting of depreciation, amortization and stock-based compensation of $1.3 million, offset by $1.0 million of cash used by our discontinued wind energy business, $0.7 million related to deferred taxes and approximately $0.7 million of cash used for working capital to support our revenue growth during the period.

Cash used in our investing activities during the year ended December 31, 2011 was approximately $9.5 million, as compared to $2.3 million during the year ended December 31, 2010. During 2011, we used approximately $6.2 million to acquire Bemag Transformer Inc. and $1.6 million to acquire all the machinery and equipment assets of its former U.S. affiliate, Vermont Transformer, Inc. During 2011, we also made additions to our property, plant and equipment of $1.4 million, consisting primarily of expenditures to complete the expansion of our liquid-filled transformer facility in Quebec, as well as expenditures for logistics and the installation of the assets we acquired from Vermont Transformer, Inc. at one of our dry-type transformer plants. In 2011, we also made a $0.3 million loan to the owner of a large wind project development in the U.S. southwest for the purpose of securing a purchase order from the owner for our transformers to be used in the project's balance of plant. For the year ended December 31, 2010, our cash used in investing activities included $1.7 million for the first phase of our liquid-filled facility expansion project and $0.6 million (net of proceeds from asset sales) for the acquisition of our discontinued wind energy business.

Cash provided by our financing activities was approximately $8.8 million during the year ended December 31, 2011, compared to $2.0 million of cash used during the year ended December 31, 2010. During the 2011 period, we obtained $10.0 million of new long-term borrowings under our Canadian credit facilities for acquisitions ($8.1 million) and capital expenditures ($1.9 million). Offsetting this increase in our long-term debt, we used $3.7 million of cash to repay debt that Bemag Transformer Inc. previously had outstanding ($2.8 million), as well as to make principal payments on the debt of our other subsidiaries. In addition, during the year ended December 31, 2011, our short term bank borrowings and overdrafts increased by $2.5 million, as compared to $1.5 million used to reduce our short term bank borrowings and overdrafts during the year ended December 31, 2010.

As of December 31, 2011, our current assets were 1.2 times our current liabilities. Current assets increased by $8.0 million and current liabilities increased by $6.9 million during the year ended December 31, 2011. These increases were primarily due to the acquisition of Bemag Transformer Inc. and growth in our business during the year.

Canadian Credit Facilities.  In October 2009, our Pioneer Transformers Ltd. subsidiary entered into a financing arrangement with a Canadian bank that replaced its previous credit facility with a prior lender. Expressed in approximate U.S. dollars, the $10.0 million credit agreement consisted of a $7.7 million demand revolving credit facility, a $1.8 million term loan facility and a $0.5 million foreign exchange settlement risk facility. The credit facilities were secured by a first-ranking lien in the amount of approximately $10.0 million on all of our assets, as well as a collateral mortgage of $10.0 million on our land and buildings.

The credit facilities required Pioneer Transformers Ltd. to comply with various financial covenants, including maintaining a minimum debt service coverage ratio of 1.25, a minimum current ratio of 1.20 and a maximum total debt to tangible net worth ratio of 2.50. The credit facilities restricted the ability of Pioneer Transformers Ltd. to make investments or advancements to affiliated or related companies without the lender’s prior written consent. The demand revolving credit facility was subject to margin criteria, with borrowings bearing interest at the bank's prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 0.75% per annum on amounts borrowed in U.S. dollars.  Borrowings under the term loan facility carried interest at the bank's prime rate plus 1.0% per annum. As of December 31, 2010, we had no borrowings outstanding under the credit facility.

In June 2011, Pioneer Electrogroup Canada Inc., our wholly owned subsidiary and the parent company of our Canadian operating companies, including Pioneer Transformers Ltd. and Bemag Transformer Inc., entered into a letter loan agreement with our Canadian bank (the “Canadian Facilities”) that replaced and superseded all of our prior financing arrangements with the bank.

The Canadian Facilities provide for up to $23.0 million CAD (approximately $22.6 million expressed in U.S. dollars) consisting of a $10.0 million demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million term credit facility (“Facility B”) that financed a plant expansion for one our operating subsidiaries, a $10.0 million term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to our U.S. corporations, a $50,000 Corporate MasterCard credit facility and a $1.0 million foreign exchange settlement risk facility. The Canadian Facilities are secured by a first-ranking lien in the amount of $25.0 million CAD on all of the present and future movable and immovable property of our Canadian subsidiaries.

The Canadian Facilities require Pioneer Electrogroup Canada Inc. to comply on a consolidated basis with various financial covenants, including maintaining a minimum fixed charge coverage ratio of 1.25, a maximum funded debt to EBITDA ratio of 2.75 and a limitation on funded debt to less than 60% of capitalization. The Canadian Facilities also restrict our ability to, among other things, (i) provide any funding to any person, including affiliates, in an aggregate amount exceeding $5.0 million CAD or (ii) make distributions in an aggregate amount exceeding 50% of Pioneer Electrogroup Canada Inc.’s previous year’s net income.

Facility A is subject to margin criteria and borrowings bear interest at the bank’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or the U.S. base rate plus 0.50% per annum or LIBOR plus 2.00% per annum on amounts borrowed in U.S. dollars. Borrowings under Facility B bear interest at the bank’s prime rate plus 1.00% per annum with principal repayments becoming due on a five year amortization schedule. Borrowings under Facility C are repayable according to a five year principal amortization schedule and bear interest at the bank’s prime rate plus 1.00% if the borrower’s funded debt to EBITDA ratio is less than 2.00, or at the bank’s prime rate plus 1.25% if the funded debt to EBITDA ratio is equal to or greater than 2.00. Facility C also provides us the option to elect for a LIBOR-based rate on our U.S. denominated borrowings.

As of December 31, 2011, we had approximately $11.5 million in U.S. dollar equivalents outstanding under the Canadian Facilities and were in compliance with their financial covenant requirements. Our borrowings consisted of approximately $1.8 million outstanding under Facility A, $1.7 million outstanding under Facility B, and $8.0 million outstanding under Facility C which was drawn in connection with the Bemag Transformer Inc. stock acquisition and the Vermont Transformer, Inc. equipment purchase, both completed on July 1, 2011.

U.S. Credit Facilities. In January 2008, our Jefferson Electric, Inc. subsidiary entered into a bank loan agreement with a U.S. bank that included a revolving credit facility, initially with a borrowing base of $5.0 million and a term credit facility allowing for maximum additional borrowings of approximately $4.5 million which was drawn in full (the “U.S. Facilities”). Monthly payments of accrued interest were required under the revolving credit facility and monthly payments of principal and accrued interest were required under the term credit facility. The interest rate under the revolving credit facility was equal to the greater of the bank’s reference rate (currently 3.25% annually) or 6.5% annually. The interest rate under the term credit facility was initially 7.27% annually. As of April 30, 2010, the date upon which we acquired Jefferson Electric, Inc., final payment of all outstanding amounts under the U.S. Facilities became due on October 31, 2011.

Borrowings under the U.S. Facilities are collateralized by substantially all the assets of Jefferson Electric, Inc. and were guaranteed by its Mexican subsidiary. In addition, an officer of Jefferson Electric, Inc. was a guarantor under the bank loan agreement and provided additional collateral to the bank in the form of our common stock and a warrant to purchase our shares of common stock held by him.

In November 2011, the U.S. Facilities were amended and the maturity date of the loan agreement was extended to October 31, 2012. The amended loan agreement provided for an increase in the borrowing base limit of the revolving credit facility to $6.0 million and a decrease in the interest rate to the bank’s reference rate (currently 3.25% per annum) plus 2.0% per annum. In connection with the amendment, we prepaid $250,000 under the term credit facility and agreed to prepay an additional $750,000 by January 31, 2012. The interest rate under the term credit facility was reduced to 6.0% annually, with monthly payments of principal and accrued interest calculated based on an amortization of the then-remaining principal balance outstanding over a hypothetical 5-year term, with a final payment of all outstanding amounts under the U.S. Facilities becoming due on October 31, 2012.

The U.S. Facilities, as amended in November 2011, continue to be collateralized by substantially all the assets of Jefferson Electric, Inc. and an officer of the subsidiary remains a guarantor. In addition, we entered into a guaranty agreement with respect to Jefferson Electric, Inc.’s obligations under the U.S. Facilities and the bank agreed to release additional collateral consisting of common stock and a warrant held by the officer of Jefferson Electric, Inc. The U.S. Facilities continue to require Jefferson Electric, Inc. to comply with certain financial covenants, including a requirement to exceed minimum quarterly targets for tangible net worth and maintain a minimum debt service coverage ratio. The bank loan agreement, as amended, also restricts Jefferson Electric, Inc.’s ability to pay dividends or make distributions, advances or other transfers of assets.

As of December 31, 2011, our Jefferson Electric, Inc. subsidiary had approximately $4.4 million outstanding under the revolving credit facility and approximately $1.9 million outstanding under the term credit facility and was in compliance with their financial covenant requirements.

Equipment Loans and Capital Lease Obligations.  As of December 31, 2011, we had equipment loans and capital lease obligations with an aggregate principal amount outstanding of approximately $17,000, as compared to approximately $31,000 outstanding as of December 31, 2010. These equipment loans and capital lease obligations bear interest at various rates and are repayable in monthly installments.  We anticipate that these equipment loans will be repaid in full by December 2013.

Loans from Stockholders. Certain limited partners of Provident Pioneer Partners, L.P., our controlling stockholder, previously advanced to us an aggregate of $150,000 at an interest rate of 12% per annum with no specific terms of repayment. During the year ended December 31, 2010, the aggregate principal amount of these advances were repaid in full.

Capital Expenditures.  In September 2009, we commenced an expansion of our liquid-immersed transformer plant that increased our manufacturing facilities and office space by approximately 6,000 square feet. The capital budget for the project was approximately $2.0 million, including machinery and equipment, and the project was substantially complete by December 2011. The cost of the project was funded through cash flow from operations. We have no major expansion capital projects planned, or significant replacement spending anticipated, during 2012.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical transformer industry and the markets for our products and services. Our operating results could also be impacted by a weakening of the Canadian dollar, changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum.  We attempt to minimize increases resulting from fluctuations in supply costs through the inclusion of escalation clauses with respect to commodities in our customer contracts. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. We predominately sell to customers in the utility, industrial production and commercial construction  markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets.

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

New Accounting Pronouncements

The information required by this Item is provided in “Item 8. Financial Statements and Supplementary Data – Note 2. Summary of Significant Accounting Policies” contained in this Annual Report on Form 10-K.

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

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc. as at December 31, 2011 and 2010 and the related consolidated statements of earnings, shareholders’ equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2011 and 2010 and the results of its operations, comprehensive income and its cash flows for the years then ended  in accordance with accounting principles generally accepted in the United States.

Signed by RSM Richter Chamberland LLP

 Chartered Accountants

Montréal, Québec
March 30, 2012

1 CA auditor permit n o 13997

PIONEER POWER SOLUTIONS, INC.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$1,398	$516
Accounts receivable	8,172	5,263
Inventories	13,711	7,193
Income taxes receivable	517	1,191
Deferred income taxes	753	245
Prepaid expenses and other current assets	421	333
Current assets of discontinued operations	457	2,193
Total current assets	25,429	16,934
Property, plant and equipment	9,983	4,588
Noncurrent deferred income taxes	679	611
Note receivable	300	-
Intangible assets	5,585	4,436
Goodwill	6,862	5,534
Total assets	$48,838	$32,103

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,316	$7,328
Current maturities of long-term debt and capital lease obligations	8,870	6,063
Income taxes payable	445	161
Current liabilities of discontinued operations	554	824
Total current liabilities	21,185	14,376
Long-term debt and capital lease obligations, net of current maturities	9,015	17
Pension deficit	569	308
Noncurrent deferred income taxes	3,301	2,310
Total liabilities	34,070	17,011
Commitments (Note 12)
Shareholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 5,907,255
shares issued and outstanding	6	6
Additional paid-in capital	7,795	7,541
Accumulated other comprehensive income (loss)	(823)	(305)
Retained earnings	7,790	7,850
Total shareholders' equity	14,768	15,092
Total liabilities and shareholders' equity	$48,838	$32,103

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Earnings
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010
Revenues	$68,790	$47,236
Cost of goods sold	52,813	35,637
Gross profit	15,977	11,599
Operating expenses
Selling, general and administrative	11,070	7,635
Foreign exchange (gain) loss	197	(133)
Total operating expenses	11,267	7,502
Operating income	4,710	4,096
Interest and bank charges	646	182
Other expense	820	353
Earnings from continuing operations before income taxes	3,244	3,561
Provision for income taxes	773	327
Earnings from continuing operations	2,471	3,234
Loss from discontinued operations, net of income taxes	(2,531)	(288)
Net earnings (loss)	$(60)	$2,946

Earnings from continuing operations per common share:
Basic	$0.42	$0.55
Diluted	$0.42	$0.55

Earnings (loss) per common share:
Basic	$(0.01)	$0.50
Diluted	$(0.01)	$0.50

Weighted average common shares outstanding:
Basic	5,907	5,872
Diluted	5,949	5,931

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010
Operating activities
Net earnings (loss)	$(60)	$2,946
Depreciation	834	620
Amortization of intangibles	252	144
Deferred tax expense	(524)	(231)
Accrued pension	-	(145)
Stock-based compensation	254	161
Warrant issuance expense	-	92
Common stock issuance expense	-	140
Non-cash expense (income) from discontinued operations	1,815	(650)
Changes in current operating assets and liabilities
Accounts receivable, net	(381)	1,740
Inventories	(3,775)	1,502
Prepaid expenses and other current assets	88	(127)
Income taxes	1,120	(2,782)
Accounts payable and accrued liabilities	2,316	(39)
Discontinued operations assets and liabilities, net	(341)	(62)
Net cash provided by operating activities	1,598	3,309

Investing activities
Additions to property, plant and equipment	(1,361)	(1,680)
Acquisition of subsidiaries and related assets, net of cash acquired	(7,830)	(832)
Note receivable	(300)	-
Proceeds from sale of assets of discontinued operations	-	202
Net cash used in investing activities	(9,491)	(2,310)

Financing activities
Increase (decrease) in bank overdrafts	(531)	-
Increase (decrease) in revolving credit facilities	3,034	(1,025)
Increase in long-term debt	10,038	-
Repayment of long-term debt and capital lease obligations	(3,786)	(768)
Repayment of advances from limited partners of a shareholder	-	(150)
Issuance of warrants	-	12
Transaction costs	-	(108)
Net cash provided by (used in) financing activities	8,755	(2,039)

Increase (decrease) in cash and cash equivalents	862	(1,040)
Effect of foreign exchange on cash and cash equivalents	20	(4)

Cash and cash equivalents
Beginning of year	516	1,560
End of year	$1,398	$516

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Dollars in thousands)

	Other			Additional		Accumulated	Total
	Comprehensive	Common Stock		paid-in	Retained	other compre-	shareholders'
	Income	Shares	Amount	capital	earnings	hensive (loss)	equity

Balance - December 31, 2009		5,800,000	6	$5,388	$4,904	$(691)	$9,607
Net earnings	$2,946	-	-	-	2,946	-	2,946
Transaction costs	-	-	-	(108)	-	-	(108)
Stock-based compensation	-	-	-	161	-	-	161
Foreign currency translation adjustment	436	-	-	-	-	436	436
Issuance of common stock and warrants	-	107,255	-	1,260	-	-	1,260
Warrants issued for consulting services to be rendered in the future	-	-	-	50	-	-	50
Warrants issued for acquisition	-	-	-	790	-	-	790
Pension adjustment, net of taxes	(50)	-	-	-	-	(50)	(50)
Total comprehensive income	3,332	-	-	-	2,946	386	3,332
Balance - December 31, 2010		5,907,255	$6	$7,541	$7,850	$(305)	$15,092
Net loss	(60)	-	-	-	(60)	-	(60)
Stock-based compensation	-	-	-	254	-	-	254
Foreign currency translation adjustment	(241)	-	-	-	-	(241)	(241)
Pension adjustment, net of taxes	(277)	-	-	-	-	(277)	(277)
Total comprehensive income	$(578)	-	-	-	(60)	(518)	(578)
Balance - December 31, 2011		5,907,255	$6	$7,795	$7,790	$(823)	$14,768

The accompanying notes are an integral part of these consolidated financial statements

1.	Business and Organization

Pioneer Power Solutions, Inc. (the “Company”), a Delaware corporation, is a manufacturer of specialty electrical equipment and provides through its three operating subsidiaries, Pioneer Transformers Ltd., Jefferson Electric, Inc. and Bemag Transformer Inc., a broad range of custom-engineered and general purpose electrical transformers for applications in the utility, industrial and commercial segments of the electrical transmission and distribution industry. The Company is headquartered in Fort Lee, New Jersey and presently operates from six other locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

On April 30, 2010, the Company acquired Jefferson Electric, Inc., a Wisconsin-based manufacturer and supplier of dry-type transformers.

On June 7, 2010 and August 13, 2010, the Company acquired substantially all the operating assets and then 100% of the voting and economic interests of AAER Inc., a manufacturer of wind turbines based in Quebec, Canada, to form Pioneer Wind Energy Systems Inc. In September 2011, the Company committed to a plan to divest or wind down the Pioneer Wind Energy Systems Inc. subsidiary, which business is classified in the Company’s financial statements under discontinued operations.

On July 1, 2011, the Company acquired all the capital stock of Bemag Transformer Inc., a Quebec-based manufacturer of low and medium voltage dry-type transformers and custom magnetics. Also on such date, the Company acquired all the machinery and equipment assets of Vermont Transformer, Inc., the former U.S. affiliate of Bemag Transformer Inc.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to the presentation used in the current year.  These reclassifications have not resulted in any changes to the previously reported net income for any year.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include allowance for doubtful accounts, inventory provision, useful lives and impairment of long-lived assets, warranty accruals, income tax determination, stock-based compensation, cost of pension benefits and estimates related to purchase price allocation.

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

The following table provides detail of change in the Company's product warranty provision, which is a component of accrued liabilities on the consolidated balance sheets for the years ended December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Balance at beginning of year	$291	$238
Increase due to acquisition during year	48	64
Increase due to warranty expense	284	334
Deductions for warranty charges	(308)	(338)
Change due to foreign currency translation	(3)	(7)
Balance at end of year	$312	$291

Financial Instruments

The Company estimates the fair value of its financial instruments based on current interest rates, market value and pricing of financial instruments with comparable terms. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash on hand, demand deposits and investments with an original maturity at the date of purchase of three months or less.

Supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2011	2010
Interest paid	$728	$382
Income taxes paid	1,328	3,312

Supplemental disclosure of non-cash financing
Warrant issued for consulting services rendered	-	92

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written off when it receives them. Management considers the Company’s allowance for doubtful accounts of $0.1 million (2010 - $0.1 million) sufficient to cover any exposure to loss in its December 31, 2011 and 2010 accounts receivable.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the declining balance method for buildings, furniture and fixtures at the Company’s Canadian operations. Non-Canadian property, plant and equipment are depreciated using the straight line method, based on the estimated useful lives of the assets (buildings - 25 years, machinery and equipment - 5 to 15 years, computer hardware and software - 3 to 5 years). Depreciation commences once the assets are ready for their intended use.

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

Foreign Currency Translation

The functional currency for the Company's foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars. All assets and liabilities of foreign operations are translated into U.S. Dollars using year-end exchange rates, and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax asset recorded as of December 31, 2011, is realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s judgments and tax strategies are subject to audit by various taxing authorities.

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences or events that have been recognized in an the Company’s financial statements or tax returns. The Company recognizes the tax benefit from uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position (see “Unrecognized Tax Benefits" below).

Interest and penalties are grouped with interest and bank charges on the consolidated statements of earnings.

Unrecognized Tax Benefits

The Company accounts for unrecognized tax benefits in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 740, "Income Taxes" ("ASC 740"). ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

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

Share-Based Payments

The Company accounts for share based payments in accordance with the provisions of FASB ASC 718, "Compensation - Stock Compensation," and accordingly recognizes in its financial statements share based payments at their fair value. In addition, it recognizes in the financial statements an expense based on the grant date fair value of stock options granted to employees and directors. The expense is recognized on a straight line basis over the expected option life while taking into account the vesting period and the offsetting credit is recorded in additional paid-in capital. Upon exercise of options, the consideration paid together with the amount previously recorded as additional paid-in capital is recognized as capital stock. The Company estimates its forfeiture rate in order to determine its compensation expense arising from stock based awards. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of the options.  Non-employee members of the board of directors are deemed to be employees for the purposes of recognizing share-based compensation expense.

Employee Benefit Plan

The Company sponsors a defined benefit plan as described in Note 16. The cost of pension benefits earned by employees is actuarially determined using the accumulated benefit method and a discount rate, used to measure interest cost on the accrued employee future benefit obligation, based on market interest rates on high-quality debt instruments with maturities that match the timing and benefits expected to be paid by the plan. Plan assets are valued using current market values and the expected return on plan assets is based on the fair value of the plan assets.

The costs that relate to employee current service are charged to income annually.

The transitional obligation created upon adoption of FASB ASC 715, "Compensation - Retirement Benefits," is amortized over the average remaining service period of employees. For a given year, unrecognized actuarial gains or losses are recognized into income if the unamortized balance at the beginning of the year is more than 10% of the greater of the plan asset or liability balance. Any unrecognized actuarial gain or loss in excess of this threshold is recognized in income over the remaining service period of the employees.

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

Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options or warrants was included in diluted earnings per share since the exercise price of some of the Company’s stock options and/or warrants were in the money (see Note 21 “Basic and Diluted Earnings Per Common Share”).

Fair Value Measurements

FASB ASC 820, “Fair Value Measurement and Disclosure,” applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 establishes a framework for measuring fair value in U.S GAAP, and expands disclosure about fair value measurements. ASC 820 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

3.	Recent Accounting Pronouncements

Certain amendments to ASC 820 become effective for fiscal years beginning after December 15, 2011. These amendments include a consistent definition of fair value, enhanced disclosure requirements for "Level 3" fair value adjustments and other changes to required disclosures.

In June 2011, ASC 220, "Comprehensive Income," was amended and will become effective for the Company for fiscal years beginning after December 15, 2011. These amendments will require the Company to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. As a result of the amendment, the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity will be eliminated. In addition, in December 2011, the FASB issued an amendment to Accounting Standards Update ("ASU") 2011-05 that defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 will be applied retrospectively, and is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  In 2012, the Company intends to elect to use the two statement method of disclosure.

In September 2011, ASC 350, "Intangibles-Goodwill and Others," was amended to simplify the assessment of goodwill impairment and will become effective for the Company for fiscal years beginning after December 15, 2011. The amended guidance allows the Company to do an initial qualitative assessment of relative events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test.

In December 2011, ASU 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities" was issued. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.

The Company will comply with the requirements of these pronouncements when they become effective. None of these pronouncements are expected to have a material impact on the Company's financial statements.

4.	New Accounting Standards

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

Business Combinations

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements.

5.	Acquisitions

The Company has completed several business acquisitions during the last two years. All of the acquisitions resulted in the recognition of intangible assets and goodwill in the Company’s consolidated financial statements because the purchase prices reflect the future earnings and cash flow potential of these acquisitions, as well as the complementary operational fit and resulting synergies these businesses bring to existing operations. The Company is continuing to evaluate the initial purchase price allocation for one acquisition it completed within the past twelve months and will adjust the allocation as additional information, relative to the fair values of the assets and liabilities of the acquired business, becomes known.

On July 1, 2011, 7834080 Canada Inc., an indirect wholly-owned subsidiary of the Company, completed the acquisition of all of the capital shares of Bemag Transformer Inc. Pursuant to the share purchase agreement, as amended, all the capital shares of Bemag Transformer Inc. were purchased in a transaction valued at approximately $9.1 million, which amount includes approximately $2.8 million of Bemag Transformer Inc.’s former revolving and long-term debt which was repaid by the Company at closing. This acquisition supports the Company’s strategy of expanding its product portfolio and enables its existing business units to generate incremental sales by marketing these new product capabilities to their customers.

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

The preliminary allocation of the purchase price for the transaction was based on management’s best current estimates of the fair value of tangible and intangible assets acquired and liabilities assumed. Management has up to one year from the date of the acquisition in which to complete its definitive assessment of the fair value of net assets acquired. The preliminary purchase price allocation may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, the tax attributes of certain liabilities, and revisions of preliminary estimates. When finalized, the impact of these adjustments may result in a change to the preliminary value attributed to intangible assets and goodwill in particular.

The preliminary allocation of the purchase price was as follows (in thousands):

Purchase Price:
Cash	$6,231
Debt repaid at closing	2,830
Total consideration	$9,061

Purchase Price Allocation:
Cash and cash equivalents	-
Accounts receivable	2,870
Inventory	3,040
Prepaid expenses	30
Deferred income taxes	3
Income taxes receivable	181
Property and equipment	3,488
Accounts payable and accrued liabilities	(2,683)
Deferred tax liabilities	(744)
Net tangible assets acquired	6,185
Intangible assets acquired	1,476
Goodwill	1,400
Total purchase price	$9,061

Identifiable intangible assets having finite lives arising from the acquisition are preliminarily valued at $0.9 million, consisting primarily of customer relationships and a non-compete agreement. These intangible assets will be amortized on a straight-line basis with a weighted average remaining useful life of 13.5 years. None of these definite-lived intangible assets acquired are deductible for tax purposes. Indefinite-lived intangible assets acquired are preliminarily valued at $0.6 million and consist of trademarks and certain technology-related industry accreditations, neither of which are deductible for tax purposes. The excess of the purchase price over the preliminary aggregate fair values, which was approximately $1.4 million, was recorded as goodwill. Goodwill has an indefinite life, is not subject to amortization and is not deductible for tax purposes. Goodwill arising from the acquisition will be tested for impairment at least annually (more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

The Company incurred acquisition transaction costs of approximately $0.3 million for the year ended December 31, 2011.  These costs were expensed in 2011.

Impact of Acquisition to Consolidated Statements of Earnings

The operating results of Bemag Transformer Inc. since the date of the acquisition (July 1, 2011) were included in the Company’s consolidated statements of earnings as follows (in thousands, except per share data):

	Year Ended December 31, 2011
	Pioneer	Bemag
	Power	Transformer	As
	Solutions, Inc.	Inc.	Reported

Revenues	$62,411	$6,379	$68,790
Earnings from continuing operations	2,505	(34)	2,471
Earnings from continuing operations per share:
Basic	-	-	$0.42
Diluted	-	-	0.42
Weighted average number of common shares outstanding:
Basic	-	-	5,907
Diluted	-	-	5,949

Pro Forma Financial Information

The following unaudited combined pro forma statements of income for the years ended December 31, 2011 and 2010 have been prepared as if the acquisition had occurred as of the beginning of each year presented. The unaudited combined pro forma statements of income are based on accounting for the acquisition under the purchase method of accounting. The unaudited pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future (in thousands, except per share data):

	Year Ended December 31,
	2011	2010
Revenues
As reported	$68,790	$47,236
Pro forma	76,956	61,159
Earnings from continuing operations before income taxes
As reported	$3,244	$3,561
Pro forma	3,536	3,580
Basic earnings per common share from continuing operations
As reported	$0.42	$0.55
Pro forma	0.43	0.52
Diluted earnings per common share from continuing operations
As reported	$0.42	$0.55
Pro forma	0.42	0.52

On July 1, 2011, 7834080 Canada Inc., an indirect wholly-owned subsidiary of the Company, entered into an equipment purchase agreement with the former shareholders of Vermont Transformer, Inc., the former U.S. affiliate of Bemag Transformer Inc. On such date, all of the equipment used by Vermont Transformer, Inc. in the operation of its business was acquired in exchange for $1.6 million. For accounting purposes the transaction was treated as a purchase of assets and the amount of consideration paid, plus transaction expenses, was attributed to the assets acquired consisting solely of machinery and equipment.

6.	Discontinued Operations

During September 2011, the Company committed to a plan to divest or wind down its Pioneer Wind Energy Systems Inc. subsidiary which was established by the Company in 2010 to market its utility scale wind turbine designs, after-sales services and equipment financing to community wind and industrial customers. This decision is part of the Company’s strategy to focus on businesses that create the most shareholder value. Weak domestic wind energy market conditions combined with the inability of the Company to establish an arrangement, on commercially acceptable terms, with a qualified third party to provide outsourced parts procurement and assembly services, caused the Company to reduce and extend further out into the future its projected sales and operating profit of the business. The decision to divest or wind down the business resulted in a non-cash asset impairment charge of $1.6 million to adjust the carrying value of the subsidiary’s assets to their fair value. This impairment charge was recognized in the third quarter of 2011 on certain inventory, property, plant and equipment and other assets. In addition, the Company recognized a $0.6 million charge related to its expected future severance, rent and insurance payment obligations.

The results of operations for Pioneer Wind Energy Systems Inc. are reported as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010
Net sales	$-	$-
Loss from operations of discontinued business (1)	(2,531)	(288)
Income tax expense	-	-
Loss from discontinued operations, net of tax	$(2,531)	$(288)

(1)	Includes non-cash asset impairment charges of $1.6 million during the year ended December 31, 2011. Loss from operations before tax in 2010 includes a $0.7 million non-cash gain.

The following is a summary of the December 31, 2011 assets and liabilities of discontinued operations (in thousands):

Inventories, net	$78
Prepaid expenses and other current assets	330
Property, plant and equipment, net	49
Assets of discontinued operations	$457

Accounts payable	$46
Accrued liabilities	508
Other long-term liabilities	-
Liabilities of discontinued operations	$554

7.	Inventories

The components of inventories are summarized below (in thousands):

	December 31,
	2011	2010
Raw materials	$6,184	$3,235
Work in process	2,974	2,029
Finished goods	5,217	2,377
Provision for excess and obsolete inventory	(664)	(448)
Total inventories	$13,711	$7,193

Included in raw materials are goods in transit of approximately $0.3 million in 2011 and 2010.

8.	Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	December 31,
	2011	2010
Land	$7	$7
Buildings	1,996	1,639
Machinery and equipment	11,108	5,615
Furniture and fixtures	195	204
Computer hardware and software	742	615
Leasehold improvements	54	40
Construction in progress	169	10
	14,271	8,130
Less: Accumulated depreciation	(4,288)	(3,542)
Total property, plant and equipment, net	$9,983	$4,588

9.	Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the years ended December 31, 2011 and 2010, consisted of the following (in thousands):

	Goodwill	Intangible assets
Balance as of December 31, 2009	$-	$-
Additions due to acquisitions	5,534	4,580
Amortization	-	(144)
Balance as of December 31, 2010	$5,534	$4,436
Additions due to acquisitions	1,400	1,476
Amortization		(252)
Foreign currency translation	(72)	(75)
Balance as of December 31, 2011	$6,862	$5,585

The components of intangible assets are summarized below (in thousands):

	Gross carrying amount	Accumulated amortization	Foreign currency translation	Net book value
Customer relationships	$2,962	$(356)	(47)	$2,559
Non-compete agreement	95	(40)	(1)	$54
Trademarks	2,049	-	(12)	2,037
Technology-related industry accreditations	950	-	(15)	935
Total intangible assets	$6,056	$(396)	$(75)	$5,585

Estimated amortization expense for each of the five years subsequent to 2011 are as follows (in thousands):

Years Ending December 31,	Total
2012	$288
2013	284
2014	265
2015	264
2016	262

10.	Credit Facilities

Canadian Credit Facilities

In June 2011, Pioneer Electrogroup Canada Inc., a wholly owned subsidiary of Pioneer Power Solutions, Inc. and the parent company of Pioneer Transformers Ltd., Pioneer Wind Energy Systems Inc., 7834080 Canada Inc. and Bemag Transformer Inc. (the “Borrowers”), entered into a letter loan agreement with the Company’s Canadian bank (the “Canadian Facilities”) that replaced and superseded all the Company’s prior financing arrangements with the bank. Bemag Transformer Inc. became a party to the Canadian Facilities on July 1, 2011, upon the acquisition of all of its capital shares by 7834080 Canada Inc. (see Note 5 “Acquisitions”).

The Canadian Facilities provide for up to $23.0 million CAD (approximately $22.6 million expressed in U.S. dollars) consisting of a $10.0 million demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million term credit facility (“Facility B”) that financed a plant expansion for one of the Company’s operating subsidiaries, a $10.0 million term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to Pioneer Power Solutions, Inc., a $50,000 Corporate MasterCard credit facility (“Facility D”) and a $1.0 million foreign exchange settlement risk facility (“Facility E”).

The Canadian Facilities are secured by a first-ranking lien in the amount of approximately $25 million CAD on all of the present and future movable and immovable property of the Borrowers and their subsidiaries.

The Canadian Facilities require the Borrowers to comply on a consolidated basis with various financial covenants, including maintaining a minimum fixed charge coverage ratio of 1.25, a maximum funded debt to EBITDA ratio of 2.75 and a limitation on funded debt to less than 60% of capitalization. The Canadian Facilities also restrict the ability of the Borrowers to, among other things, (i) provide any funding to any person, including affiliates, in an aggregate amount exceeding $5.0 million CAD or (ii) make distributions in an aggregate amount exceeding 50% of Pioneer Electrogroup Canada Inc.’s previous year’s net income.

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

As of December 31, 2011, the Company had approximately $11.5 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of approximately $1.8 million outstanding under Facility A, $1.7 million outstanding under Facility B, and $8.0 million outstanding under Facility C.

U.S. Credit Facilities

In January 2008, our Jefferson Electric, Inc. subsidiary entered into a bank loan agreement with a U.S. bank that included a revolving credit facility, initially with a borrowing base limit of $5.0 million and a term credit facility (the “U.S. Facilities”). Monthly payments of accrued interest were required under the revolving credit facility and monthly payments of principal and accrued interest were required under the term credit facility. As of April 30, 2010, the date the Company acquired Jefferson Electric, Inc., final payment of all outstanding amounts under the U.S. Facilities was due on October 31, 2011. The interest rate under the revolving credit facility was equal to the greater of the bank’s reference rate or 6.5% per annum. The interest rate under the term credit facility was 7.27% annually.  Borrowings under the U.S. Facilities were collateralized by substantially all the assets of Jefferson Electric, Inc. which had a net carrying value of approximately $12.3 million as of December 31, 2011 and are guaranteed by its Mexican subsidiary. In addition, an officer of Jefferson Electric, Inc. was a guarantor under the U.S. Facilities and he provided additional collateral to the bank in the form of common stock and a warrant to purchase shares of common stock of the Company held by him.

In November 2011, Jefferson Electric, Inc. revised its financing arrangement and extended the maturity date of the U.S. Facilities to October 31, 2012. The amended loan agreement provides for an increase in the borrowing base limit of its revolving credit facility to $6.0 million and a decrease in the interest rate to the bank’s reference rate (currently 3.25% per annum) plus 2.0% per annum. In connection with the amendment, the Company prepaid $250,000 under the term credit facility and agreed to prepay an additional $750,000 by January 31, 2012. The interest rate under the term credit facility was reduced to 6.0% annually, with monthly payments of principal and accrued interest calculated based on an amortization of the then-remaining principal balance outstanding over a hypothetical 5-year term, with a final payment of all outstanding amounts due on October 31, 2012.

Borrowings under the U.S. Facilities continue to be collateralized by substantially all the assets of Jefferson Electric, Inc. and an officer of the subsidiary remains a guarantor. In addition, the Company entered into a guaranty agreement with respect to Jefferson Electric, Inc.’s obligations under the U.S. Facilities and the bank agreed to release additional collateral consisting of common stock and a warrant held by the officer of Jefferson Electric, Inc. The U.S. Facilities, as amended, require Jefferson Electric, Inc. to comply with certain financial covenants, including a requirement to exceed minimum quarterly targets for tangible net worth and maintain a minimum debt service coverage ratio. The U.S. Facilities, as amended, also restrict Jefferson Electric, Inc.’s ability to pay dividends or make distributions, advances or other transfers of assets.

As of December 31, 2011, Jefferson Electric, Inc. had approximately $4.4 million outstanding under the revolving credit facility, approximately $1.9 million outstanding under the term credit facility and was in compliance with their financial covenant requirements.

11.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2011	2010
Revolving credit facilities	$6,199	$3,217
Term credit facilities	11,669	2,832
Capital lease obligations	17	31
Total debt and capital lease obligations	17,885	6,080
Less current portion	(8,870)	(6,063)
Total long-term debt and capital lease obligations	$9,015	$17

The annual maturities of long-term debt as of December 31, 2011, were as follows (in thousands):

Long-term
debt
Years Ending December 31,	maturities
2012	$8,870
2013	1,319
2014	1,514
2015	1,711
2016	4,471
Thereafter	-
Total long-term debt maturities	$17,885

Jefferson Electric, Inc. has equipment loans and capital lease obligations that bear interest at rates varying from 0.0% to 18.8% and are repayable in monthly installments.  These obligations are scheduled to be paid in full by December 2013.

12.	Commitments

The Company leases certain offices, facilities and equipment under operating leases expiring at various dates through 2016.  At December 31, 2011 the minimum annual lease commitments under the leases having terms in excess of one year were as follows (in thousands):

Operating
Years Ending December 31,	leases
2012	$801
2013	488
2014	172
2015	49
2016	25
Thereafter	-
Total lease commitments	$1,535

Rent and lease expense was approximately $0.6 million and $0.5 million for 2011 and 2010, respectively.

13.	Common Stock

On April 30, 2010, the Company issued 97,255 common shares in connection with the acquisition of Jefferson Electric, Inc.

During the quarter ended June 30, 2010, the Company also issued 10,000 common shares in lieu of cash payment for investor relations services. The issuance of the shares and related expense was accounted for at the fair value of the shares on the issue date, which amounted to $140,000.

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

14.	Stock-Based Compensation

Stock Options

On December 2, 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan") for the purpose of issuing incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards to employees, directors, consultants and other service providers. A total of 320,000 shares of common stock were reserved for issuance under the 2009 Plan. Options were permitted to be granted under the 2009 Plan on terms and at prices as determined by the board of directors or by the plan administrators appointed by the board of directors.

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

The 2011 Plan replaces and supersedes the 2009 Plan. The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the board of directors or a committee of the board of directors that is designated to administer the Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 700,000 shares. As of December 31, 2011, 118,400 stock options had been granted, consisting of 65,200 incentive stock options and 53,200 non-qualified stock options.

Expense for stock-based compensation recorded for the years ended December 31, 2011 and 2010 was approximately $0.3 million and $0.2 million, respectively. As of December 31, 2011, the Company had total stock-based compensation expense remaining to be recognized of approximately $0.3 million.

The following are assumptions used in the Black-Scholes-Merton Valuations:

	Year Ended December 31,
	2011	2010
Expected Volatility	46 - 50%	47 - 51%
Expected life in years	3.5 - 6.0	3.5 - 6.0
Risk-free interest rate	1.49 - 2.55%	1.77 - 2.84%
Dividend yield	0%	0%

A summary of stock option activity under all plans as of December 31, 2011, and changes during the year then ended, is presented below:

		Weighted-	Weighted-
	Stock	average exercise	average remaining	Aggregate
	options	price (per share)	contractual term	intrinsic value
Balance December 31, 2010	110,000	$15.29
Granted	8,400	12.29
Exercised	-	-
Forfeited	-	-
Outstanding on December 31, 2011	118,400	15.07	7.05	$-
Exercisable on December 31, 2011	38,000	-	7.02	$-

Warrants

As of December 31, 2011, the Company had warrants outstanding to purchase 640,000 shares of common stock with an average exercise price of approximately $14.00 per share. The warrants expire on dates beginning on December 2, 2014 and ending on April 30, 2015. No warrants were exercised during the year ended December 31, 2011.

On April 19, 2010, the Company agreed to issue a four-year warrant to its investor relations firm and its designees to purchase up to an aggregate of 10,000 shares of common stock at an exercise price of $16.25 per share. These warrants have been issued and were accounted for at their fair value amounting to approximately $50,200. The Company expensed the entire fair value of these warrants during the three month period ended June 30, 2010.

On April 30, 2010, the Company granted a five-year warrant, subject to an 18-month lockup agreement, to purchase up to 200,000 shares of common stock at $16.25 per share to the former sole shareholder of Jefferson Electric, Inc. The warrant was accounted for at its fair value amounting to $790,000, which for accounting purposes was included in the Jefferson Electric, Inc. purchase price allocation.

The following are assumptions used in the Black-Scholes-Merton Valuations:

Year Ended December 31,
	2011	2010
Expected Volatility	-	49.57 - 51.13%
Expected life	-	4.0 - 5.0
Risk-free interest rate	-	2.01 - 2.42%
Dividend yield	-	-

The following table summarizes the continuity of the Company's warrants:

	Number of	Weighted average
	shares	exercise price
Balance December 31, 2010	640,000	$14.00
Granted	-	-
Exercised	-
Balance December 31, 2011	640,000	$14.00

15.	Income Taxes

The components of the income tax provision were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Current
Federal	$104	$6
State	12	1
Foreign	807	526
Deferred	(150)	(206)
Total income tax provision	$773	$327

The components of earnings before income taxes are summarized below (in thousands):

	Year Ended December 31,
	2011	2010
U.S. operations	$(540)	$(972)
Foreign	3,784	4,533
Income from continuing operations before income taxes	$3,244	$3,561

A reconciliation from the statutory U.S. income tax rate to the Company's effective income tax rate, as computed on earnings before income taxes, is as follows:

	Year Ended December 31,
	2011	2010
Federal income tax at statutory rate	35%	35%
State and local income tax, net	-	-
Foreign rate differential	(9)	(5)
Uncertain tax positions	3	4
Foreign tax recovery	(11)	(23)
Other	6	(1)
Effective income tax expense rate	24%	9%

The Company’s provision for income taxes reflects an effective tax rate on earnings before income taxes of 24% in 2011 (9% in 2010). The increase in the effective rate resulted primarily from a settlement the Company reached with the Canadian tax authority in 2010 that partially reversed an assessment recorded in 2008. The Company recognized a $0.8 million benefit in its 2010 tax provision related to the settlement and another $0.3 million benefit which was recorded during 2011. In addition, the Company's effective tax rate also increased due to U.S. net operating loss carryforwards that were used in 2010 but no longer available throughout 2011.  The U.S. net operating loss carryforwards were utilized primarily as a result of distributions received from the Company's foreign subsidiaries.

The net deferred income tax asset (liability) was comprised of the following (in thousands):

	December 31,
	2011	2010
Current deferred income taxes
Gross assets	$753	$245
Gross liabilities	-	-
Net current deferred income tax asset	753	245

Noncurrent deferred income taxes
Gross assets	679	611
Gross liabilities	(3,301)	(2,310)
Net noncurrent deferred income tax (liability) asset	(2,622)	(1,699)
Net deferred income tax (liability) asset	$(1,869)	$(1,454)

The gross liabilities of the Company's net deferred tax liability arose primarily due to the effect of non-deductible intangible assets and goodwill that were recorded in connection with acquisitions.  The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets
Canada net operating loss carryforwards	$53	$-
U.S. net operating loss carryforward	-	383
Pension plan	155	-
Foreign tax credits	455	136
Property and equipment	404	(92)
Other	365	521
	1,432	948
Less valuation allowance	-	-
Net deferred tax assets	1,432	948
Deferred tax liabilities
Other	(3,301)	(2,402)
Deferred liability, net	$(1,869)	$(1,454)

The Company believes that its deferred tax assets in other tax jurisdictions are more likely than not realizable through future reversals of existing taxable temporary differences and its estimate of future taxable income.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows (in thousands):

	December 31,
	2011	2010
Balance as of December 31, 2010	$161	$-
Increases related to tax positions taken during the period	104	161
Decreases related to expectations of statute of limitations	-	-
Balance as of December 31, 2011	$265	$161

The Company’s policy is to recognize interest and penalties related to income tax matters as interest expense.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably likely that its unrecognized tax benefits would materially change in the next twelve months.

16.	Pension Plan

The Company sponsors a defined benefit pension plan in which a majority of its Canadian employees are members. The employer contributes 100% to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

Cost of Benefits

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Current service cost, net of employee contributions	$25	$40
Interest cost on accrued benefit obligation	149	151
Expected return on plan assets	(159)	(147)
Amortization of transitional obligation	14	14
Amortization of past service costs	9	9
Amortization of net actuarial gain	33	33
Total cost of benefit	$71	$100

Benefit Obligation

The Company’s obligation for the pension plan is valued annually as of the beginning of each fiscal year. The projected benefit obligation represents the present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants.

The Company's obligations pursuant to the pension plan are as follows (in thousands):

	December 31,
	2011	2010
Projected benefit obligation, at beginning of year	$2,732	$2,404
Current service cost	25	40
Interest cost	149	151
Impact of change in discount rate	229	107
Benefits paid	(192)	(164)
Past service cost	-	60
Employee contributions	35	2
Foreign exchange adjustment	(67)	132
Projected benefit obligation, at end of year	$2,911	$2,732

A summary of expected benefit payments related to the pension plan is as follows (in thousands):

Year ending December 31,	Pension plan
2012	$166
2013	184
2014	197
2015	218
2016	217
2017 - 2021	$1,044

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Net loss	$432	$69
Prior service cost	-	57
Amortization of prior service cost	(8)	(9)
Amortization of gain	(32)	(31)
Amortization of transitional asset	(13)	(14)
	379	72
Taxes	102	22
Total recognized in other comprehensive income, net of taxes	$277	$50

           The estimated net loss amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $32,000.  The estimated prior service cost amortized from accumulated other comprehensive income into net periodic benefit cost over the next  year amounts to approximately $9,000. The estimated transitional asset amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $13,000.

The accumulated other comprehensive loss consists of the following amounts that have not yet been recognized as components of net benefit cost (in thousands):

	December 31,
	2011	2010
Unrecognized prior service cost	$129	$138
Unrecognized net actuarial loss	97	111
Unrecognized transitional obligation	1,182	780
Deferred income taxes	(415)	(312)
	$993	$717

Plan Assets

Assets held by the pension plan are invested in accordance with the provisions of the Company’s approved investment policy. The pension plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments. The asset allocation for the pension plan at the end of fiscal years 2011 and 2010 and the target allocation for fiscal year 2012, by asset category, is as follows:

	Allocation at December 31,		2012 target
	2011	2010	allocation
Equity securities	58%	58%	56%
Fixed income securities	34	33	38
Real estate	6	4	4
Other	2	5	2
Total	100%	100%	100%

The fair market values, by asset category are as follows (in thousands):

	Fair value measurements at
	December 31,
	2011	2010
Equity securities	$1,359	$1,406
Fixed income securities	795	800
Real estate	141	97
Other	47	121
Total	$2,342	$2,424

Changes in the assets held by the pension plan in fiscal 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Fair value of plan assets, at beginning of year	$2,424	$2,042
Actual return on plan assets	(44)	180
Employer contributions	173	254
Employee contributions	34	3
Benefits paid	(192)	(164)
Foreign exchange adjustment	(53)	109
Fair value of plan assets, at end of year	$2,342	$2,424

Contributions

The Company’s policy is to fund the pension plan at or above the minimum required by law. The Company made $0.2 million of contributions to its defined benefit pension plan in each of 2011 and 2010. The Company expects to make contributions of less than $0.2 million to the defined benefit pension plan in fiscal 2012. Changes in the discount rate and actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

Funded Status

The funded status of the pension plan is as follows (in thousands):

	December 31,
	2011	2010
Projected benefit obligation	$2,911	$2,732
Fair value of plan assets	2,342	2,424
Accrued obligation (long term)	$569	$308

Assumptions

Assumptions used in accounting for the pension plan are as follows:

	December 31,
	2011	2010
Weighted average discount rate used to determine the accrued benefit obligations	4.80%	5.50%
Discount rate used to determine the net pension expense	5.50%	5.85%
Expected long-term rate on plan assets	6.50%	6.50%

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

17.	Comprehensive Income

The components of the Company’s comprehensive income (loss) were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Net earnings	$(60)	$2,946
Foreign currency translation adjustments	(241)	$436
Pension adjustment net of taxes	(277)	(50)
Total	$(578)	$3,332

18.	Major Customers

Sales to two customers accounted for approximately 21% and 11%, respectively, of the Company’s sales in 2011 (36% and 9% in 2010).

19.	Related Party Transactions

The following table summarizes the Company's related party transactions measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties (in thousands):

	Year Ended December 31,
	2011	2010

Companies under common significant influence - Consulting and administration fee expenses	$-	$66

In 2011 and 2010, the Company paid $0 and $66,000, respectively, to a company controlled by a limited partner of a shareholder of the Company, as reimbursement for rent, office services, and travel and entertainment expenses.

20.	Geographical Information

The Company has one material operating segment, being the sale of electrical equipment. Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Year Ended December 31,
	2011	2010
Canada	$42,258	$32,954
United States	25,390	13,808
Others	1,142	474
Total	$68,790	$47,236

The distribution of the Company’s property, plant and equipment by geographic location is approximately as follows (in thousands):

	December 31,
	2011	2010
Canada	$5,902	$2,234
United States	283	192
Mexico	3,798	2,162
Total	$9,983	$4,588

21.	Basic and Diluted Earnings Per Common Share

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

	Year Ended December 31,
	2011	2010
Numerator:
Net earnings from continuing operations	$2,471	$3,234

Denominator:
Weighted average basic shares outstanding	5,907	5,872
Effect of dilutive securities -- employee and director stock option awards	-	-
Net dilutive effect of warrants outstanding	42	58
Denominator for diluted earnings per common share	5,949	5,931

Earnings per common share basic and diluted:
Basic	$0.42	$0.55
Diluted	$0.42	$0.55

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consulting firm and under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2011.

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

Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
Nathan J. Mazurek	50	Chief Executive Officer, President and Chairman of the Board of Directors
Andrew Minkow	42	Chief Financial Officer, Secretary, Treasurer and Director
Thomas Klink	49	Director, President of Jefferson Electric, Inc.
Yossi Cohn	33	Director
David J. Landes	56	Director
Ian Ross	68	Director
David Tesler	38	Director
Jonathan Tulkoff	50	Director

Nathan J. Mazurek, President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Mazurek has served as our chief executive officer, president and chairman of the board of directors since December 2, 2009. From December 2, 2009 through August 12, 2010, Mr. Mazurek also served as our chief financial officer, secretary and treasurer. Mr. Mazurek has over 20 years of experience in the electrical equipment and components industry. Mr. Mazurek has served as the chief executive officer, president, vice president, sales and marketing and chairman of the board of directors of Pioneer Transformers Ltd. since 1995. Mr. Mazurek has served as the president of American Circuit Breaker Corp., a manufacturer and distributor of circuit breakers, since 1988 and as a director of Empire Resources, Inc., a distributor of semi-finished aluminum products, since 1999. From 2002 through 2007, Mr. Mazurek served as president of Aerovox, Inc., a manufacturer of AC film capacitors. Mr. Mazurek received his BA from Yeshiva College in 1983 and his JD from Georgetown University Law Center in 1986. Mr. Mazurek brings to the board extensive experience with our company and in our industry. Since he is responsible for, and familiar with, our day-to-day operations and implementation of our strategy, his insights into our performance and into the electrical equipment and components industry are critical to board discussions and to our success.

Andrew Minkow, Chief Financial Officer, Secretary and Treasurer and Director.   Mr. Minkow has served as our chief financial officer, secretary and treasurer and a director since August 12, 2010.  Mr. Minkow has over 20 years of industry experience in corporate finance, mergers and acquisitions, capital markets, financial reporting, forecasting and general operational and administrative management. Before joining us, Mr. Minkow was an independent financial consultant and provider of executive management, strategic planning and financial reporting services to several corporate clients, including us. Before that, from 2001 to 2009, Mr. Minkow was a member of the investment banking division at Morgan Joseph & Co. Inc., a middle market investment bank in which he was a founding employee and shareholder. Between 1997 and 2001, he served in several investment banking and capital markets roles at the U.S. division of ING Barings (formerly known as Furman Selz). Mr. Minkow has a BA from Cornell University and an MBA from Columbia Business School. Based on Mr. Minkow’s recent history with us, coupled with his years of experience working with similarly situated companies in connection with a wide range of corporate finance transactions, we believe that Mr. Minkow brings a set of skills and knowledge to the board that will assist us in continuing to grow our business and realizing our strategic goals.

Thomas Klink, Director, President of Jefferson Electric, Inc.   Mr. Klink has served as a director since April 30, 2010. Since 1996, he has served in various positions at Jefferson Electric, Inc., including as its chief executive officer, chief financial officer, vice president, treasurer, secretary and chairman of the board of directors. Mr. Klink previously served as a controller for U.S. Music Corporation, a manufacturer of musical instruments from 1990 through 1994. Mr. Klink received his BBA in Accounting from the University of Wisconsin – Milwaukee in 1984 and is a Certified Public Accountant. Mr. Klink brings extensive industry and leadership experience to our board, including over 15 years experience in the electrical equipment industry.

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

David J. Landes, Director. Mr. Landes has served as a director since December 2, 2009.  Mr. Landes has served as president of Provident Sunnyside, LLC, CYMA Investments LLC and 516 Churchill Associates, LLC, each private real estate and investment companies for over the past five years.  Mr. Landes received a BA from Columbia University, a JD from the University of Chicago and a PhD from Princeton University. Mr. Landes practiced corporate and securities law at Shearman and Sterling in New York City. Mr. Landes’s experience as a lawyer and principal provides him with significant knowledge and insight regarding corporate governance, financing, capital markets and executive leadership.  In addition, as a founding member of the managing partner of Provident Pioneer Partners, L.P., our sole shareholder until December 2009, Mr. Landes provides the board with a unique perspective on our history and performance.

Ian Ross, Director. Mr. Ross has served as a director since March 24, 2011.  In 2000, Mr. Ross was co-founder and has since served as President of Omniverter Inc., a company specializing in electrical power quality solutions for industrial producers and electrical utilities in the U.S. and Canada.  He has also served as the President of KIR Resources Inc. and KIR Technologies Inc. since 1999, companies engaged in management consulting and import/export activities in the electrical equipment industry, respectively. Mr. Ross previously held positions in Canada as Vice President Technology with Schneider Canada, a specialist in energy management, and Vice President of the Distribution Products Business at Federal Pioneer Ltd., now part of Schneider Canada.  Previously, Mr. Ross held a number of successive board level positions in UK engineering companies, culminating in five years as Managing Director, Federal Electric, Ltd., before moving to Canada in 1986 at the request of Federal Pioneer Ltd.  He received an MA in Mechanical Sciences (Electrical and Mechanical Engineering) from Cambridge University and subsequently qualified as an accountant ACMA. Our board believes that Mr. Ross’ relationships and broad experience in the electrical transmission and distribution equipment industry will assist us in continuing to grow our business and realizing our strategic goals.

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

There are no family relationships among any of our directors and executive officers.  .Messrs. Mazurek, Minkow and Klink are parties to certain agreements related to their service as executive officers and directors described under “Item 11.  Executive Compensation – Agreements with Executive Officers.”

Board Committees

Audit Committee. We established an audit committee of the board of directors on March 24, 2011.  The audit committee consists of Messrs. Cohn, Ross and Tulkoff, each of whom our board has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market.  In addition, Mr. Ross qualifies as a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to directors, officers and other employees of the Company and its subsidiaries, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the code can be obtained free of charge from our web site, www.pioneerpowersolutions.com. We intend to post any amendments to, or waivers from, our Code of Ethics granted to executive officers and directors on our web site.

Section 16(a) Beneficial Ownership Reporting Compliance

We have no equity securities registered under Section 12 of the Exchange Act, and accordingly, our officers, directors and principal shareholders are not required to file reports under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

2011 and 2010 Summary Compensation Table

The following table summarizes, for each of the last two fiscal years, the annual and long-term compensation paid to Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors (principal executive officer), Andrew Minkow, our chief financial officer, secretary, treasurer and a director and Thomas Klink, the president of Jefferson Electric, Inc. and a director, whom we refer to collectively in this Form 10-K as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Nathan J. Mazurek President, Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	2011 2010	277,019 264,295	35,700 31,510	10,429 159,698	6,000(2) 7,000(2)	329,148 462,503
Andrew Minkow Chief Financial Officer, Secretary, Treasurer and Director	2011 2010	188,750 84,462	24,300 22,500	11,182 215,597	6,000(2) 52,450(3)	230,232 375,009
Thomas Klink President of Jefferson Electric, Inc. and Director	2011 2010	312,000 204,000	0 0	7,804 0	6,000(2) 4,920(4)	325,804 208,920

(1)
Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share based awards are set forth in “Item 8. Financial Statements and Supplementary Data – Note 14. Stock-Based Compensation” contained in this Annual Report on Form 10-K. These amounts do not represent the actual value that may be realized by our named executive officers, as that is dependent on the long-term appreciation in our common stock.

(2)	Comprised of board of directors meeting fees.
(3)
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

Agreements with Executive Officers

Nathan J. Mazurek

We entered into an employment agreement with Mr. Mazurek, dated as of December 2, 2009, pursuant to which Mr. Mazurek was to serve as our chief executive officer for a term of three years. Pursuant to this employment agreement, Mr. Mazurek was entitled to receive an annual base salary of $250,000 from December 2, 2009 through December 2, 2010, which was increased to $275,000 on December 2, 2010 and to $300,000 on December 2, 2011.  Mr. Mazurek was entitled to receive an annual cash bonus at the discretion of our board of directors, or a committee thereof, of up to 50% of his annual base salary, which percentage was permitted to be increased in the discretion of the board.  In the event that Mr. Mazurek was terminated without cause, Mr. Mazurek would have been entitled to receive his base salary for the balance of the term of the agreement.

This agreement prohibited Mr. Mazurek from competing with us for a period of four years following the date of termination, unless he was terminated without cause or due to disability or he voluntarily resigned following a breach by us of this agreement, in which case was prohibited from competing with us for a period of only two years.

We entered into a new employment agreement with Mr. Mazurek, dated as of March 30, 2012, pursuant to which Mr. Mazurek will serve as our chief executive officer for a three year term ending on March 31, 2015. Pursuant to this new employment agreement, Mr. Mazurek is entitled to receive an annual base salary of $350,000 during the remainder of the 2012 calendar year, which will increase to $365,000 during the 2013 calendar year and to $380,000 for the remainder of his employment term. The other material terms of the new employment agreement are substantially similar to those under his previous agreement, except that Mr. Mazurek has agreed not to compete with us for a period of one year following the termination of his employment for any reason.

On March 23, 2010, we granted Mr. Mazurek incentive stock options to purchase 30,000 shares of our common stock for service as an executive officer and non-qualified stock options to purchase 400 shares of our common stock for service as a director (each as adjusted for the one-for-five reverse split of our common stock that occurred in June 2011).  The grants were made under our 2009 Equity Incentive Plan at an exercise price of $16.25 per share.  One-third of the incentive stock options vested on each of March 23, 2011 and March 23, 2012 and the remainder will vest on March 23, 2013.  All of the non-qualified stock options vested on March 23, 2011.  The incentive stock options expire on March 23, 2015 and the non-qualified stock options expire on March 23, 2020.

On March 24, 2011, we granted Mr. Mazurek incentive stock options to purchase 2,000 shares of our common stock for service as an executive officer and non-qualified stock options to purchase 400 shares of our common stock for service as a director (each as adjusted for the one-for-five reverse split of our common stock that occurred in June 2011). The grants were made under our 2009 Equity Incentive Plan at an exercise price of $13.20 per share for the incentive stock options and $12.00 per share for the non-qualified stock options. One-third of the incentive stock options vested on March 24, 2012 and the remainder will vest in two equal annual installments on each of March 24, 2013 and 2014. All of the non-qualified stock options vested on March 23, 2012. The incentive stock options expire on March 24, 2016 and the non-qualified stock options expire on March 24, 2021.

On March 23, 2012, we granted Mr. Mazurek incentive stock options to purchase 13,000 shares of our common stock for service as an executive officer and non-qualified stock options to purchase 1,000 shares of our common stock for service as a director. The grants were made under our 2011 Long-Term Incentive Plan at an exercise price of $4.53 per share for the incentive stock options and $4.11 per share for the non-qualified stock options. One-third of the incentive stock options will vest in three equal annual installments on each of March 23, 2013, 2014 and 2015. All of the non-qualified stock options will vest on March 23, 2013. The incentive stock options expire on March 23, 2017 and the non-qualified stock options expire on March 23, 2022.

Andrew Minkow

We entered into an employment agreement with Mr. Minkow, dated as of August 12, 2010, pursuant to which Mr. Minkow was to serve as our chief financial officer, secretary and treasurer for a term of three years. Pursuant to this employment agreement, Mr. Minkow was entitled to receive an annual base salary of $180,000 until August 12, 2011, which was increased to $205,000 on August 12, 2011 and would have been increased to $230,000 on August 12, 2012. Mr. Minkow was entitled to receive an annual cash bonus at the discretion of our board of directors, or a committee thereof, of up to 50% of his base salary, which percentage was permitted to be increased in the discretion of the board.

The employment agreement also provided that Mr. Minkow receive incentive stock options to purchase 30,000 shares of our common stock under our 2009 Equity Incentive Plan, which were granted on August 12, 2010 at an exercise price of $15.20 per share (as adjusted for the one-for-five reverse split of our common stock that occurred in June 2011). One-third of the stock options vested on August 12, 2011 and the remainder will vest in two equal installments on each of August 12, 2012 and 2013. The stock options expire on August 12, 2020.

Under the August 12, 2010 agreement, if we terminated Mr. Minkow’s employment without cause, he would have been entitled to: (i) the continued payment of his base salary for the remainder of the term of the employment agreement; (ii) annual bonus payments based on the average bonus compensation (as a percentage of base salary) paid to Mr. Minkow during the period prior to his termination without cause; and (iii) the immediate vesting of all stock options previously awarded to Mr. Minkow. Mr. Minkow also agreed not to compete with us, or to solicit employees or customers from us, until the earlier of (a) August 12, 2013, (b) the date upon which Mr. Minkow was terminated without cause, (c) the termination of Mr. Minkow’s employment due to disability or (d) Mr. Minkow’s voluntary termination of his employment following a breach by us of his employment agreement.

We entered into a new employment agreement with Mr. Minkow, dated as of March 30, 2012, pursuant to which he will serve as our as our chief financial officer, secretary and treasurer for a three year term ending on March 31, 2015. Pursuant to this new employment agreement, Mr. Minkow is entitled to receive an annual base salary of $255,000 during the remainder of the 2012 calendar year, which will increase to $265,000 during the 2013 calendar year and to $275,000 for the remainder of his employment term. The other material terms of the new employment agreement are substantially similar to those under his previous agreement, except that (a) Mr. Minkow has agreed not to compete with us for one year following termination of his employment, for any reason and (b) upon Mr. Minkow's termination without cause, (i) his unvested options will expire immediately in accordance with his option agreements, (ii) his vested options will expire three months following his termination in accordance with his option agreements, and (iii) he shall not be entitled to any bonus compensation.

On March 24, 2011, we granted Mr. Minkow incentive stock options to purchase 1,600 shares of our common stock for service as an executive officer and non-qualified stock options to purchase 400 shares of our common stock for service as a director (each as adjusted for the one-for-five reverse split of our common stock that occurred in June 2011). The grants were made under our 2009 Equity Incentive Plan at an exercise price of $12.00 per share. One-third of the incentive stock options vested on March 24, 2012 and the remainder will vest in two equal annual installments on each of March 24, 2013 and 2014. All of the non-qualified stock options vested on March 24, 2012. The incentive stock options and the non-qualified stock options expire on March 24, 2021.

On March 23, 2012, we granted Mr. Minkow incentive stock options to purchase 20,000 shares of our common stock for service as an executive officer and non-qualified stock options to purchase 1,000 shares of our common stock for service as a director. The grants were made under our 2011 Long-Term Incentive Plan at an exercise price of $4.11 per share. One-third of the incentive stock options will vest in three equal annual installments on each of March 23, 2013, 2014 and 2015. All of the non-qualified stock options will vest on March 23, 2013. The incentive stock options and the non-qualified stock options expire on March 23, 2022.

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

On March 24, 2011, we granted Mr. Klink incentive stock options to purchase 1,000 shares of our common stock for service as an executive officer of Jefferson Electric, Inc. and non-qualified stock options to purchase 400 shares of our common stock for service as a director (each as adjusted for the one-for-five reverse split of our common stock that occurred in June 2011). The grants were made under our 2009 Equity Incentive Plan at an exercise price of $12.00 per share. One-third of the incentive stock options vested on March 24, 2012 and the remainder will vest in two equal annual installments on each of March 24, 2013 and 2014. All of the non-qualified stock options vested on March 24, 2012. The incentive stock options and the non-qualified stock options expire on March 24, 2021.

On March 23, 2012, we granted Mr. Klink incentive stock options to purchase 3,000 shares of our common stock for service as an executive officer and non-qualified stock options to purchase 1,000 shares of our common stock for service as a director. The grants were made under our 2011 Long-Term Incentive Plan at an exercise price of $4.11 per share. One-third of the incentive stock options will vest in three equal annual installments on each of March 23, 2013, 2014 and 2015. All of the non-qualified stock options will vest on March 23, 2013. The incentive stock options and the non-qualified stock options expire on March 23, 2022.

2011 Outstanding Equity Awards at Fiscal Year End

The following table provides information on the holdings of stock options of the named executive officers at December 31, 2011. This table includes unexercised and unvested options awards. Each outstanding award is shown separately for each named officer.

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying		Option
		Unexercised	Unexercised		Exercise	Option
	Date of	Options (#)	Options (#)		Price	Expiration
Name	Grant	Exercisable	Unexercisable		($)	Date
Nathan J. Mazurek	3/23/2010	10,000	20,000	(1)	$ 16.25	3/23/2015
	3/23/2010	400	-		16.25	3/23/2020
	3/24/2011	-	2,000	(2)	13.20	3/24/2016
	3/24/2011	-	400	(3)	12.00	3/24/2021
Andrew Minkow	8/12/2010	10,000	20,000	(1)	$ 15.20	8/12/2020
	3/24/2011	-	1,600	(4)	12.00	3/24/2021
	3/24/2011	-	400	(3)	12.00	3/24/2021
Thomas Klink	3/24/2011	-	1,000	(5)	$ 12.00	3/24/2021
	3/24/2011	-	400	(3)	12.00	3/24/2021

(1)	Incentive stock options granted for service as an executive officer. Vests in equal annual installments of 10,000 shares on each of March 23, 2012 and 2013.
(2)	Vests in equal annual installments on each of March 23, 2012, 2013 and 2014.
(3)	Non-qualified stock options granted for service as a director. Vests on the first anniversary of the grant date.
(4)	Vests in equal annual installments on each of March 24, 2012, 2013 and 2014.
(5)	Vests in equal annual installments on each of March 24, 2012, 2013 and 2014.

2009 Equity Incentive Plan

On December 2, 2009, our board of directors and stockholders adopted the 2009 Equity Incentive Plan, pursuant to which 320,000 shares of our common stock were reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2009 Equity Incentive Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services were considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2009 Equity Incentive Plan, we were authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards. The 2009 Equity Incentive Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.

2011 Long-Term Incentive Plan

On May 11, 2011, our board of directors adopted the 2011 Long-Term Incentive Plan, subject to stockholder approval, which was obtained on May 31, 2011. The 2011 Long-Term Incentive Plan replaces and supersedes the 2009 Equity Incentive Plan. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Long-Term Incentive Plan. The 2011 Long-Term Incentive Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the board or a committee of the board that is designated to administer the 2011 Long-Term Incentive Plan. Subject to certain adjustments, the maximum number of shares of our common stock that may be delivered pursuant to awards under the 2011 Long-Term Incentive Plan is 700,000 shares. The 2011 Long-Term Incentive Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.

Non-Employee Director Compensation

The following table provides compensation information for the one year period ended December 31, 2011 for each non-employee member of our board of directors:

2011 Fiscal Year Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Yossi Cohn	$6,000	$2,173	$8,173
David J. Landes	6,000	2,173	8,173
Ian Ross	6,000	2,173	8,173
David Tesler	6,000	2,173	8,173
Jonathan Tulkoff	6,000	2,173	8,173

(1)
Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share based awards are set forth in “Item 8. Financial Statements and Supplementary Data – Note 14. Stock-Based Compensation” in this Annual Report on Form 10-K. These amounts do not represent the actual value that may be realized by our non-employee directors, as that is dependent on the long-term appreciation in our common stock.

(2)
On March 24, 2011, we granted each director non-qualified stock options to purchase 400 shares of our common stock (as adjusted for the one-for-five reverse split of our common stock that occurred in June 2011). The grants were made under our 2009 Equity Incentive Plan at an exercise price of $12.00 per share. All of the options vested on March 24, 2012 and will expire on March 24, 2021.

All of our directors, including our employee directors, are paid cash compensation of $1,000 per meeting of the board of directors and reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at such meetings.

On March 23, 2012, we granted to each non-employee director options to purchase common stock under the 2011 Long-Term Incentive Plan as follows:

Name	Shares Subject to Options (1)	Exercise Price	Vesting Schedule	Expiration
Yossi Cohn	1,000	$ 4.11	100% on the one year anniversary of the grant date	March 23, 2022
David J. Landes	1,000	4.11	100% on the one year anniversary of the grant date	March 23, 2022
Ian Ross	1,000	4.11	100% on the one year anniversary of the grant date	March 23, 2022
David Tesler	1,000	4.11	100% on the one year anniversary of the grant date	March 23, 2022
Jonathan Tulkoff	1,000	4.11	100% on the one year anniversary of the grant date	March 23, 2022

(1)	Non-qualified stock options granted for service as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 23, 2012 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;
•	each of our directors;
•	each of the named executive officers; and
•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Pioneer Power Solutions, Inc., 400 Kelby Street, 9th Floor, Fort Lee, New Jersey 07024.  As of March 23, 2012, we had 5,907,255 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned (1)

5% Owners
Provident Pioneer Partners, L.P.	4,760,000	(2)	77.9%
A. Lawrence Carroll Trust	420,000	(3)	7.1%
WEC Partners LLC	386,060	(4)	6.5%

Officers and Directors
Nathan J. Mazurek	4,781,467	(5)	78.0%
Thomas Klink	297,988	(6)	4.9%
Andrew Minkow	43,733	(7)	*
Yossi Cohn	800	(8)	*
David J. Landes	4,760,800	(9)	77.9%
Ian Ross	400	(8)	*
David Tesler	800	(8)	*
Jonathan Tulkoff	800	(8)	*
All directors and executive officers as a group (8 persons)	5,126,788	(5)(6)(7)(8)	80.4%

*  Less than one percent (1%).

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 23, 2012. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)
Includes (i) 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. and (ii) a currently exercisable warrant to purchase up to 200,000 shares of common stock at an exercise price of $16.25 per share held by Provident Pioneer Partners, L.P.  Nathan J. Mazurek is the majority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has sole voting and investment power over these shares.

(3)	A. Lawrence Carroll is the trustee of the A. Lawrence Carroll Trust and, in such capacity, has voting and dispositive power over the securities held for the account of this stockholder.

(4)
Comprised of (i) 236,060 shares of common stock held by certain affiliates of WEC Partners LLC and its affiliate, Genesis Capital Advisors LLC, and (ii) 150,000 shares of common stock held by WEC Partners LLC.  Genesis Capital Advisors LLC also holds a warrant to purchase 200,000 shares of common stock, which shares are not included in the table above.  The warrant is not convertible to the extent that after giving effect to the conversion, the holder (together with its affiliates, and any other person or entity acting as a group together with such holder or any of its affiliates) would beneficially own more than 4.99% of the number of shares of our common stock outstanding immediately after such conversion, unless such requirement is waived by the holder upon not less than 61 days’ prior notice to us to change the beneficial ownership limitation to 9.99%. Each of Daniel Saks, Jaime Hartman and Ethan Benovitz are principals of Genesis Capital Advisors LLC and of WEC Partners LLC and, as such may be deemed to have voting and dispositive power over the securities held for the account of these stockholders.

(5)
Nathan J. Mazurek is the majority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has sole voting and investment power over the 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. and the currently exercisable warrant to purchase up to 200,000 shares of common stock at an exercise price of $16.25 per share held by Provident Pioneer Partners, L.P. In addition, includes 21,467 shares subject to stock options which are exercisable within 60 days of March 23, 2012.

(6)
Includes (i) 97,255 shares of common stock, (ii) a currently exercisable warrant to purchase up to 200,000 shares of common stock at an exercise price of $16.25 per share and (iii) 733 shares subject to stock options which are exercisable within 60 days of March 23, 2012.

(7)
Includes (i) 2,800 shares of common stock, (ii) a currently exercisable warrant to purchase up to 30,000 shares of common stock at an exercise price of $10.00 per share, and (iii) 10,933 shares subject to stock options which are exercisable within 60 days of March 23, 2012.

(8)	Comprised of shares subject to stock options which are exercisable within 60 days of March 23, 2012.

(9)
David J. Landes is the minority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has beneficial ownership of the 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. and the currently exercisable warrant to purchase up to 200,000 shares of common stock at an exercise price of $16.25 per share held by Provident Pioneer Partners, L.P. In addition, includes 800 shares subject to stock options which are exercisable within 60 days of March 23, 2012.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2011 with respect to our equity compensation plans under which our equity securities are authorized for issuance:
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	118,400	$15.07	581,600
Equity compensation plans not approved by security holders	--	--	--
Total	118,400	$15.07	581,600

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2010, we paid $66,000 to Provident Management, Inc., a company with respect to which Nathan J. Mazurek is the sole shareholder, as reimbursement for rent, office services, and travel and entertainment expenses. No such payments were made in 2011.

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

On April 30, 2010, we acquired Jefferson Electric, Inc. through a merger pursuant to which JEI Acquisition, Inc., a wholly-owned subsidiary of ours, merged with and into Jefferson Electric, Inc., with Jefferson Electric, Inc. continuing as the surviving corporation and becoming a wholly-owned subsidiary of ours. Upon consummation of the merger, we issued an aggregate of 97,255 shares of our common stock (as adjusted for the one-for-five reverse split of our common stock that occurred on June 20, 2011) to Thomas Klink, Jefferson Electric, Inc.’s sole stockholder prior to the merger.

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

In connection with our acquisition of Jefferson Electric, Inc., we advanced $3.0 million to Jefferson Electric, Inc., which was utilized to partially repay the principal amount outstanding under Jefferson Electric, Inc.’s revolving credit facility with its bank and to partially repay the principal amount outstanding under Jefferson Electric, Inc.’s term loan facility. During 2011, we subsequently advanced another $1.0 million to Jefferson Electric, Inc., which was utilized to partially repay the principal amount outstanding under its credit facilities with its bank. Mr. Klink is a guarantor under this facility, and borrowings are also collateralized by the shares of our common stock acquired by Mr. Klink in the acquisition and Mr. Klink’s warrant, which is described below.

On April 30, 2010, we also sold Mr. Klink a warrant to purchase up to an aggregate of 200,000 shares of common stock (as adjusted for the one-for-five reverse split of our common stock that occurred on June 20, 2011) for $10,000. Such warrant provides for the purchase of shares of our common stock for five years at an exercise price of $16.25 per share. This warrant contains a provision that protects its holder against dilution by adjustment of the purchase price in the event of a stock split or combination. The warrant also provided that the holder could not, subject to certain exemptions, sell or transfer any of the shares that may be purchased upon exercise of the warrant until October 30, 2011.

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

Director Independence

The board of directors has determined that Messrs. Cohen, Ross, Tesler and Tulkoff each satisfy the requirement for independence set out in Section 5605(a)(2) of the rules of the Nasdaq Stock Market and that each of these directors has no material relationship with us (other than being a director and/or a stockholder).  In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq Stock Market rule referenced above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We paid RSM Richter Chamberland S.E.N.C.R.L./LLP (referred to in this Annual Report on Form 10-K as RSM), the Company’s independent registered public accounting firm for fiscal years 2011 and 2010, the following amounts (in thousands):

	Year Ended December 31,
	2011	2010
Audit Fees (1)	$242	$163
Audit-Related Fees (2)	72	13
Tax Fees (3)	144	132
All Other Fees	-	-
Total Fees	$458	$315

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports.

(2)
Audit-related fees consisted primarily of fees for assurance and related services reasonably related to the audit and review services described under footnote 1 above and fees for reimbursement of out-of-pocket expenses.

(3)	Tax fees consisted primarily of fees for tax compliance, tax advice, and tax planning services.

Pre-Approval Policies and Procedures.  Our audit committee, which was established on March 24, 2011, is required to pre-approve all audit and non-audit services.  All of such services and fees for the year ended December 31, 2011 were pre-approved by the audit committee. The services and fees for the year ended December 31, 2010 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.	Documents filed as part of report:

1.
Financial Statements

The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011

Consolidated Statements of Earnings for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the
Years Ended December 31, 2011 and 2010

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

Signature	Title	Date
/s/ Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2012
Nathan J. Mazurek
/s/ Andrew Minkow	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012
Andrew Minkow
/s/ Thomas Klink	Director, President of Jefferson Electric, Inc.	March 30, 2012
Thomas Klink
/s/ Yossi Cohn	Director	March 30, 2012
Yossi Cohn
/s/ David J. Landes	Director	March 30, 2012
David J. Landes
/s/ Ian Ross	Director	March 30, 2012
Ian Ross
/s/ David Tesler	Director	March 30, 2012
David Tesler
/s/ Jonathan Tulkoff	Director	March 30, 2012
Jonathan Tulkoff

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated April 30, 2010, by and among Pioneer Power Solutions, Inc., Jefferson Electric, Inc., Thomas Klink, and JEI Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

3.1
Composite Certificate of Incorporation of Pioneer Power Solutions, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

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

4.5+
Warrant to Purchase Common Stock, dated April 26, 2010 (Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 1, 2010).

4.6+
Form of Warrant to Purchase Common Stock, dated May 11, 2010, issued to investor relations firm and its designees (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 20, 2011).

10.1+
Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

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

10.6
Collective Labor Agreement, dated November 26, 2010, by and between Pioneer Transformers Ltd. and United Steelworkers, Local Section 9414  (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.7
Lease Amending Agreement, dated March 1, 2011, by and between Pioneer Transformers Ltd. and 1713277 Ontario Inc. (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.8
License and Services Agreement, dated May 4, 2007, by and between Pioneer Transformers Ltd. and Oracle Corporation Canada Inc. (Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.9*
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

10.11*
Agreement dated January 1, 2010, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.12*
Agreement dated January 8, 2010, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.13+
Description of Consulting Services Provided by Nathan J. Mazurek to Pioneer Transformers Ltd. (Incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.14+
Employment Agreement, dated April 30, 2010, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.15
Voting Agreement, dated April 30, 2010, by and between Provident Pioneer Partners, L.P. and Thomas Klink (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.16
Lock-Up Agreement, dated April 30, 2010, by and among Thomas Klink, Pioneer Power Solutions, Inc. and Jefferson Electric, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.17
Purchase Agreement, dated April 30, 2010, by and between Thomas Klink and JE Mexican Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.18
Warrant Purchase Agreement, dated April 30, 2010, by and between Pioneer Power Solutions, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.19
Loan and Security Agreement, dated January 2, 2008, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.20
Amendment to Loan and Security Agreement, dated January 29, 2008, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.21
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

10.27
Sixth Amendment to Loan and Security Agreement, dated November 24, 2010, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.28
Collective Bargaining Agreement Nexus Magneticos S. de R.L. de C.V., dated January 1, 2011 (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.29
Agreement for Authorized Sales Representatives, dated September 19, 2003, by and between Pioneer Transformers Ltd. and AESCO Associates Ltd. (Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.30
Agreement for Authorized Sales Representatives, dated May 11, 2006, by and between Pioneer Transformers Ltd. and Techno-Contact, Inc. (Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.31
Agreement for Authorized Sales Representatives, dated January 1, 2010, by and between Pioneer Transformers Ltd. and CHAZ Sales Corp. (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.32
Employment and Non-Competition Agreement, dated August 12, 2010, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 18, 2010).

10.33
Commitment Letter, dated February 7, 2011, by and among Pioneer Transformers Ltd., Bernard Granby Realty Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 20, 2011).

10.34
Share Purchase Agreement, dated May 13, 2011, by and among Fiducie Familiale Mazoyer, Bon-Ange Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 19, 2011).

10.35
Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 31, 2011).

10.36
Letter Loan Agreement dated June 28, 2011 by and among Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd., Pioneer Wind Energy Systems Inc. and Bemag Transformer Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.37
Amendment Agreement, dated June 30, 2011, by and among Fiducie Familiale Mazoyer, Bon-Ange Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.38
Equipment Purchase Agreement, dated July 1, 2011, by and among Vermont Transformer, Inc., GCEFF Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.39
Seventh Amendment to Loan and Security Agreement, dated October 31, 2011, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 21, 2011).

10.40
Guaranty Agreement, dated October 31, 2011, by and between Pioneer Power Solutions, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 21, 2011).

10.41**	Contract Extension Agreements, Contract No. 4600017108 and 4600017040, dated March 6, 2012, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company.
10.42**	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek.
10.43**	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Andrew Minkow.
10.44**	Lease Agreement, dated July 1, 2011, by and between Gilles Mazoyer and Bemag Transformer Inc.
10.45**	Collective Labor Agreement, dated June 3 2010, by and between Bemag Transformer Inc. and Syndicat Québécois des Employées et Employés de Service, Section Locale 298 (FTQ).
21.1**	List of Subsidiaries.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity and Comprehensive Income and (v) the Notes to Consolidated Financial Statements.

________________
* Confidential treatment has been granted with respect to certain portions of this exhibit.
** Filed herewith.
*** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+ Management contract or compensatory plan or arrangement.