Form 10-Q
period 2012-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2012-05-15
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-155375

PIONEER POWER SOLUTIONS, INC. (Exact name of registrant as specified in its charter)

Delaware	27-1347616
(State of incorporation)	(I.R.S. Employer Identification No.)

400 Kelby Street, 9th Floor
Fort Lee, New Jersey 07024
(Address of principal executive offices)

(212) 867-0700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 14, 2012
Common Stock, $0.001 par value	5,907,255

PIONEER POWER SOLUTIONS, INC.
TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$20,317	$15,726
Cost of goods sold	15,727	11,405
Gross profit	4,590	4,321
Operating expenses
Selling, general and administrative	3,242	2,588
Foreign exchange (gain) loss	(72)	(17)
Total operating expenses	3,170	2,571
Operating income	1,420	1,750
Interest and bank charges	213	122
Other expense (income)	29	-
Earnings from continuing operations before income taxes	1,178	1,628
Provision for income taxes	339	463
Earnings from continuing operations	839	1,165
Earnings (loss) from discontinued operations, net of income taxes	(83)	(202)
Net earnings	$756	$963

Earnings from continuing operations per share:
Basic	$0.14	$0.20
Diluted	$0.14	$0.20

Earnings per common share:
Basic	$0.13	$0.16
Diluted	$0.13	$0.16

Weighted average common shares outstanding:
Basic	5,907	5,907
Diluted	5,907	5,950

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net earnings	$756	$963
Other comprehensive income, net of tax:
Foreign currency translation adjustments	127	210
Pension adjustment, net of taxes	56	18
Other comprehensive income	183	228
Comprehensive income	$939	$1,191

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$1,398
Accounts receivable	9,122	8,172
Inventories	14,937	13,711
Income taxes receivable	175	517
Deferred income taxes	601	753
Prepaid expenses and other current assets	645	421
Current assets of discontinued operations	268	457
Total current assets	25,748	25,429
Property, plant and equipment	9,905	9,983
Noncurrent deferred income taxes	957	679
Notes receivable	600	300
Intangible assets	5,540	5,585
Goodwill	6,888	6,862
Total assets	$49,638	$48,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank overdrafts	$1,071	$-
Accounts payable and accrued liabilities	10,214	11,316
Current maturities of long-term debt and capital lease obligations	9,154	8,870
Income taxes payable	357	445
Current liabilities of discontinued operations	430	554
Total current liabilities	21,226	21,185
Long-term debt and capital lease obligations, net of current maturities	8,853	9,015
Pension deficit	510	569
Noncurrent deferred income taxes	3,277	3,301
Total liabilities	33,866	34,070
Shareholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 5,907,255
shares issued and outstanding	6	6
Additional paid-in capital	7,860	7,795
Accumulated other comprehensive income (loss)	(640)	(823)
Retained earnings	8,546	7,790
Total shareholders' equity	15,772	14,768
Total liabilities and shareholders' equity	$49,638	$48,838

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net earnings	$756	$963
Depreciation	297	166
Amortization of intangibles	71	53
Deferred tax expense	(159)	(114)
Accrued pension	(14)	(5)
Stock-based compensation	65	61
Restructuring and asset impairment charges, discontinued operations	49	-
Changes in current operating assets and liabilities
Accounts receivable, net	(848)	(2,030)
Inventories	(1,049)	(1,514)
Prepaid expenses and other current assets	(220)	(35)
Income taxes	257	(118)
Accounts payable and accrued liabilities	(1,224)	1,534
Discontinued operations assets and liabilities, net	14	18
Net cash provided by (used in) operating activities	(2,005)	(1,021)

Investing activities
Additions to property, plant and equipment	(104)	(117)
Note receivable	(300)	-
Net cash used in investing activities	(404)	(117)

Financing activities
Increase (decrease) in bank overdrafts	1,069	-
Increase (decrease) in revolving credit facilities	795	934
Repayment of long-term debt and capital lease obligations	(870)	(169)
Net cash provided by (used in) financing activities	994	765

Increase (decrease) in cash and cash equivalents	(1,415)	(373)
Effect of foreign exchange on cash and cash equivalents	17	(3)

Cash and cash equivalents
Beginning of year	1,398	516
End of period	$-	$140

The accompanying notes are an integral part of these consolidated financial statements

1.	Basis of Presentation

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries, including Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd., Bemag Transformer Inc., Jefferson Electric, Inc. and Pioneer Wind Energy Systems Inc.

These unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation, including amounts related to Pioneer Wind Energy Systems Inc. which are reported as discontinued operations.

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

These unaudited consolidated financial statements should be read in conjunction with the risk factors, audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in its Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 30, 2012.

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

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies were described in Note 2 to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in the Company’s accounting policies for the first quarter of 2012.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on our financial statements.

The Company adopted certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” effective January 1, 2012. These amendments include a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures. Their adoption did not have a material impact on the Company’s consolidated financial statements.

The Company adopted the amendments to ASC 220, “Comprehensive Income,” effective January 1, 2012. The amendments pertained to presentation and disclosure only.

The Company adopted the amendments to ASC 350, “Intangibles-Goodwill and Others,” effective January 1, 2012. The amended guidance allows us to do an initial qualitative assessment of relevant events and circumstances to determine if fair value of a reporting unit is more likely than not less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

3.	Discontinued Operations

During September 2011, the Company committed to a plan to divest or wind down its Pioneer Wind Energy Systems Inc. subsidiary which was established by the Company in 2010 to market its utility scale wind turbine designs, after-sales services and equipment financing to community wind and industrial customers. This decision was part of the Company’s strategy to focus on businesses that create the most shareholder value. Weak domestic wind energy market conditions combined with the inability of the Company to establish an arrangement, on commercially acceptable terms, with a qualified third party to provide outsourced parts procurement and assembly services, caused the Company to reduce and extend further out into the future its projected sales and operating profit of the business. The decision to divest or wind down the business resulted in a non-cash asset impairment charge of $1.6 million to adjust the carrying value of the subsidiary’s assets to their fair value. This impairment charge was recognized in the third quarter of 2011 on certain inventory, property, plant and equipment and other assets. In addition, at the time the Company also recognized a $0.6 million charge related to its expected future severance, rent and insurance payment obligations.

The results of operations for Pioneer Wind Energy Systems Inc. are reported as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net sales	$50	$-
(Loss) from operations of discontinued business (1)	(83)	(202)
Income tax expense	-	-
Loss from discontinued operations, net of tax	$(83)	$(202)

(1)  Includes $0.1 million of inventory write-down and non-cash asset impairment charges during the three months ended March 31, 2012.

4.	Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$5,943	$6,184
Work in process	3,517	2,974
Finished goods	6,057	5,217
Provision for excess and obsolete inventory	(580)	(664)
Total inventories	$14,937	$13,711

Included in raw materials at March 31, 2012 and December 31, 2011 are goods in transit of approximately $0.1 million and $0.3 million, respectively.

5.	Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the three months ended March 31, 2012, consisted of the following (in thousands):

		Intangible
	Goodwill	assets
Balance as of December 31, 2011	6,862	5,585
Additions due to acquisitions	-	-
Amortization	-	(71)
Foreign currency translation	26	26
Balance as of March 31, 2012	$6,888	$5,540

The components of intangible assets as of March 31, 2012 are summarized below (in thousands):

	Intangible	Accumulated	Foreign currency	Net book
	assets	amortization	translation	value
Customer relationships	$2,962	$(421)	(31)	$2,510
Non-compete agreement	95	(46)	(1)	$48
Trademarks	2,049	-	(8)	2,041
Technology-related industry accreditations	950	-	(9)	941
Total intangible assets	$6,056	$(467)	$(49)	$5,540

6.	Notes Receivable

In December 2011 and January 2012, the Company’s Pioneer Transformers Ltd. subsidiary funded two promissory notes, each in the amount of $300,000, from a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers.

7.	Credit Facilities

Canadian Credit Facilities

In June 2011, Pioneer Electrogroup Canada Inc., a wholly owned subsidiary of Pioneer Power Solutions, Inc. and the parent company of Pioneer Transformers Ltd., Bemag Transformer Inc. and Pioneer Wind Energy Systems Inc. (the “Borrowers”), entered into a letter loan agreement with the Company’s Canadian bank (the “Canadian Facilities”) that replaced and superseded all of the Company’s prior financing arrangements with the bank. Bemag Transformer Inc. became a party to the Canadian Facilities on July 1, 2011, upon the acquisition of all of its capital shares by the Company.

The Canadian Facilities provide for up to $23.0 million CAD (approximately $23.0 million expressed in U.S. dollars) consisting of a $10.0 million demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to Pioneer Power Solutions, Inc., a $50,000 Corporate MasterCard credit facility (“Facility D”) and a $1.0 million foreign exchange settlement risk facility (“Facility E”).

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

As of March 31, 2012, the Company had approximately $12.1 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of approximately $2.2 million outstanding under Facility A, $1.7 million outstanding under Facility B, and $8.1 million outstanding under Facility C.

United States Credit Facilities

In January 2008, the Company’s Jefferson Electric, Inc. subsidiary entered into a bank loan agreement with a U.S. bank that included a revolving credit facility, initially with a borrowing base limit of $5.0 million and a term credit facility (the “U.S. Facilities”). Monthly payments of accrued interest were required under the revolving credit facility and monthly payments of principal and accrued interest were required under the term credit facility. As of April 30, 2010, the date the Company acquired Jefferson Electric, Inc., final payment of all outstanding amounts under the U.S. Facilities was due on October 31, 2011. The interest rate under the revolving credit facility was equal to the greater of the bank’s reference rate or 6.5% per annum. The interest rate under the term credit facility was 7.27% annually.  Borrowings under the U.S. Facilities were collateralized by substantially all the assets of Jefferson Electric, Inc. which had a net carrying value of approximately $12.7 million as of March 31, 2012 and are guaranteed by its Mexican subsidiary. In addition, an officer of Jefferson Electric, Inc. was a guarantor under the U.S. Facilities and he provided additional collateral to the bank in the form of common stock and a warrant to purchase shares of common stock of the Company held by him.

In November 2011, Jefferson Electric, Inc. revised its financing arrangement and extended the maturity date of the U.S. Facilities to October 31, 2012. The amended loan agreement provided for an increase in the borrowing base limit of the revolving credit facility to $6.0 million and a decrease in the interest rate to the bank’s reference rate (currently 3.25% per annum) plus 2.0% per annum. In connection with the amendment, the Company prepaid $250,000 under the term credit facility in November 2011 and made an additional prepayment of $750,000 in January 2012. The interest rate under the term credit facility was reduced to 6.0% annually, with monthly payments of principal and accrued interest calculated based on an amortization of the then-remaining principal balance outstanding over a hypothetical 5-year term, with a final payment of all outstanding amounts due on October 31, 2012.

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

The U.S. Facilities, as amended, require Jefferson Electric, Inc. to comply with certain financial covenants, including a requirement to exceed minimum quarterly targets for tangible net worth and maintain a minimum debt service coverage ratio. The U.S. Facilities also restrict Jefferson Electric, Inc.’s ability to pay dividends or make distributions, advances or other transfers of assets.

As of March 31, 2012, Jefferson Electric, Inc. had approximately $4.8 million outstanding under the revolving credit facility, approximately $1.1 million outstanding under the term credit facility and was in compliance with their financial covenant requirements.

8.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Revolving credit facilities	$7,032	$6,199
Term credit facilities	10,972	11,669
Capital lease obligations	3	17
Total debt and capital lease obligations	18,007	17,885
Less current portion	(9,154)	(8,870)
Total long-term debt and capital lease obligations	$8,853	$9,015

9.	Shareholders’ Equity

The Company had common stock, $0.001 par value, outstanding of 5,907,255 shares as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, the Company had warrants outstanding to purchase 640,000 shares of common stock with an average exercise price of approximately $14.00 per share. The warrants expire on dates beginning on December 2, 2014 and ending on April 30, 2015. No warrants were exercised during the three months ended March 31, 2012.

The board of directors is authorized, subject to any limitations prescribed by law, without further vote or action by the shareholders, to issue from time to time up to 5,000,000 shares of preferred stock, $0.001 par value, in one or more series. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

10.	Fair Value Measurement

The Company assesses the inputs used to measure the fair value of financial assets and liabilities using a three-tier hierarchy.

Level 1	Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2
Valuation is based upon quoted prices for identical or similar instruments such as interest rates, foreign currency exchange rates, commodity rates and yield curves, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3
 Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions include management’s own judgments about the assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The carrying values of accounts and notes receivables, and accounts payable approximate fair value. Certain assets, including long-lived assets held and used and assets held for sale are measured at fair value on a non-recurring basis. There were no fair value measurement losses recognized for such assets in the first quarter of 2012.

11.	Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of March 31, 2012, and changes during the three months ended March 31, 2012, are presented below:

			Weighted
	Stock	Weighted average	average remaining	Aggregate
	options	exercise price	contractual term	intrinsic value
Balance December 31, 2011	118,400	$15.07	7.05	$-
Granted	50,000	4.22	8.68	-
Exercised	-	-
Forfeited	-	-
Outstanding as of March 31, 2012	168,400	11.85	7.36	$-
Exercisable as of March 31, 2012	78,933	15.09	6.83	$-

As of March 31, 2012, there were 531,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Expense for stock-based compensation recorded for the three months ended March 31, 2012 and 2011 was approximately $65,000 and $61,000, respectively. As of March 31, 2012, the Company had total stock-based compensation expense remaining to be recognized in the statement of earnings of approximately $0.3 million.

12.	Pension Plan

One of the Company’s Canadian subsidiaries sponsors a defined benefit pension plan in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Current service cost, net of employee contributions	$11	$8
Interest cost on accrued benefit obligation	35	37
Expected return on plan assets	(39)	(38)
Amortization of transitional obligation	3	3
Amortization of past service costs	2	2
Amortization of net actuarial gain	13	8
Total cost of benefit	$25	$20

Cost of Benefits

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $19,000 and $22,000 of contributions to its defined benefit pension plan during the three months ended March 31, 2012 and 2011, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

13.	Geographical Information

The Company has one material operating segment, being the sale of electrical equipment. Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Three Months Ended March 31,
	2012	2011
Canada	$12,146	$9,882
United States	7,958	5,230
Others	213	614
Total	$20,317	$15,726

14.	Basic and Diluted Earnings Per Share

Basic and diluted earnings per common share are calculated based on the weighted average number of shares outstanding during the period. The Company’s employee and director stock option awards, as well as incremental shares issuable upon exercise of warrants, are not considered in the calculations if the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net earnings from continuing operations	$839	$1,165

Denominator:
Weighted average basic shares outstanding	5,907	5,907
Effect of dilutive securities -- employee and director stock option awards	-	-
Net dilutive effect of warrants outstanding	-	43
Denominator for diluted earnings per common share	5,907	5,950

Earnings per common share basic and diluted:
Basic	$0.14	$0.20
Diluted	$0.14	$0.20

Anti-dilutive stock options awards representing 168,400 and 110,000 common shares were excluded in the periods ended March 31, 2012 and 2011, respectively. In addition, 640,000 and 410,000 shares issuable upon exercise of warrants were anti-dilutive and excluded in the periods ended March 31, 2012 and 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 30, 2012 and is available on the SEC’s website at www.sec.gov.

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries, including Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd., Bemag Transformer Inc., Jefferson Electric, Inc. and Pioneer Wind Energy Systems Inc.

Special Note Regarding Forward-Looking Statements

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  You should carefully review the risk factors and other cautionary statements in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2011 and those described from time to time in our future reports filed with the Securities and Exchange Commission for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

One-for-Five Reverse Stock Split

Our board of directors authorized a one-for-five reverse stock split on June 1, 2011 which took effect on June 20, 2011. All share and related option and warrant information presented in the following discussion and analysis of our financial condition and results of operations and the accompanying consolidated interim financial statements has been retroactively adjusted to reflect the reduced number of shares outstanding which resulted from this action.

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

Although we have elected to report our results in accordance with generally accepted accounting principles in the U.S. and in U.S. dollars, our largest subsidiary, Pioneer Electrogroup Canada Inc. (and its subsidiaries including Pioneer Transformers Ltd., Bemag Transformer Inc. and Pioneer Wind Energy Systems Inc.) is a Canadian entity and its functional currency is the Canadian dollar. As such, its financial position, results of operations, cash flows and equity are initially consolidated in Canadian dollars. The subsidiary's assets and liabilities are then translated from Canadian dollars to U.S. dollars by applying the foreign currency exchange rate in effect at the balance sheet date, while the results of our operations and cash flows are translated to U.S. dollars by applying the average foreign currency exchange rate in effect during the reporting period. The resulting translation adjustments are included in other comprehensive income or loss.

The financial position and operating results of Pioneer Electrogroup Canada Inc. have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2012			2011
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.9975	$1.0012	$1.0012	$0.9696	$0.9860	$0.9860

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

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue. For the three months ended March 31, 2012, our consolidated revenue increased by $4.6 million, or 29.2%, to $20.3 million, up from $15.7 million during the three months ended March 31, 2011. Approximately $1.3 million of the revenue increase reflects growth in the transformer businesses we have owned for more than one year. The remaining $3.3 million increase in our revenue resulted from an additional three months of operations for the dry-type transformer business we acquired in July 2011. Excluding the effect of this acquisition, revenue from our dry-type transformer segment increased $2.6 million, or 49.7% on a year-over-year basis. This growth was led in percentage terms by our OEM and brand label sales channels and was facilitated by the recent addition of medium voltage transformers to our U.S. product offering. Revenue from our liquid-filled transformer segment decreased by $1.3 million, or 12.5%, during the three months ended March 31, 2012 primarily due to the reduced pace of capital spending by Canadian utilities during the quarter and delays on specific projects already reflected in our backlog.

Gross Margin. For the three months ended March 31, 2012, our gross margin percentage decreased to 22.6% of revenues, compared to 27.5% during the three months ended March 31, 2011. The 4.9% decrease in gross margin was due to product mix. Approximately 55% of our revenue during the three months ended March 31, 2012 consisted of dry-type transformers, as compared to only 33% during the same period of 2011. A large proportion of these dry-type transformer sales consisted of lower-margin, catalogue-type products sold through our distribution network to commercial construction customers. Sales of our higher-margin, custom-engineered liquid-filled and dry-type transformers, which we sell on a direct basis to industrial, OEM and utility customers, represented a much smaller proportion of our consolidated sales during the three months ended March 31, 2012 as compared to the same quarter of the prior year.

Selling, General and Administrative Expense. For the three months ended March 31, 2012, our selling, general and administrative expense increased by approximately $0.7 million, or 25.2%, to $3.2 million, as compared to $2.6 million during the three months ended March 31, 2011. Approximately $0.5 million of the increase was due to the inclusion of Bemag Transformer Inc. in our consolidated results during the three months ended March 31, 2012, as compared to the prior year period before we had acquired the subsidiary. As a percentage of total revenue, our selling, general and administrative expense decreased to 16.0% during the three months ended March 31, 2012, as compared to 16.5% during the three months ended March 31, 2011.

Foreign Exchange (Gain) Loss. During the three months ended March 31, 2012 approximately 61% of our consolidated operating revenues were denominated in Canadian dollars and a material percentage of our expenses are denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended March 31, 2012, we recorded a gain of approximately $72,000 due to currency fluctuations, compared to a gain of approximately $18,000 during the three months ended March 31, 2011.

Interest and Bank Charges. For the three months ended March 31, 2012, interest and bank charges were approximately $0.2 million, as compared to $0.1 million for the three months ended March 31, 2011. The increase in interest expense was due to higher average borrowings as a result of the acquisition of Bemag Transformer Inc. in July 2011 which was funded primarily through new bank borrowings.

Other Expense (Income). For the three months ended March 31, 2012, other non-operating expense was approximately $29,000, as compared to $0 during the three months ended March 31, 2011. The 2012 other expense consists primarily of professional fees incurred in connection with post-closing requirements related to the acquisition of Bemag Transformer Inc.

Provision for Income Taxes. For the three months ended March 31, 2012, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 28.8%, as compared to 28.5% during the three months ended March 31, 2011. Most of our taxable income is derived in Canada where we are subject to lower corporate tax rates relative to our U.S. operations. The 0.3% increase in our effective tax rate was due to higher taxable income recognized by our U.S. subsidiaries.

Earnings from Continuing Operations. We generated net earnings from continuing operations of $0.8 million during the three months ended March 31, 2012, as compared to $1.2 million during the three months ended March 31, 2011. Our earnings from continuing operations declined due to a lower consolidated operating margin and lower sales from our liquid-filled transformer business, which declines are described above. Earnings from continuing operations per basic and diluted share was $0.14 for the three months ended March 31, 2012, as compared to $0.20 for the three months ended March 31, 2011.

Backlog. Our order backlog at March 31, 2012 was $24.6 million, as compared to $24.8 million at December 31, 2011 and $17.1 million at March 31, 2011. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2012.

Discontinued Operations

As a result of our plan to divest Pioneer Wind Energy Systems Inc., the assets and liabilities of the business are considered held for sale as at March 31, 2012 and therefore the financial results are reported as discontinued operations in the consolidated financial statements. For the three months ended March 31, 2012, our loss from discontinued operations was approximately $0.1 million, as compared to $0.2 million during the three months ended March 31, 2011. The 2012 net loss includes approximately $127,000 of inventory write-downs and fixed asset impairment charges, offset by approximately $44,000 of income from operations and insurance recoveries. See Note 3 “Discontinued Operations” in the notes to our consolidated financial statements for further information.

Liquidity and Capital Resources

General.  At March 31, 2012, we had no cash and cash equivalents and total debt, including capital lease obligations, of $18.0 million. We have historically met our cash needs through a combination of cash flows from operating activities and short-term bank borrowings. Our cash requirements are generally for operating activities, debt repayment and capital improvements. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash used by our operating activities was approximately $2.0 during the three months ended March 31, 2012, compared to cash used by our operating activities of $1.0 million during the three months ended March 31, 2011. The principal elements of cash used for operating activities during the three months ended March 31, 2012 were $3.1 million for working capital to support our revenue growth during the period plus $0.2 million related to deferred taxes, offset by net earnings from continuing operations of $0.8 million and $0.5 million of non-cash expenses consisting of depreciation, amortization and stock-based compensation.

Cash used in investing activities during the three months ended March 31, 2012 was approximately $0.4 million, as compared to $0.1 million during the three months ended March 31, 2011. During the three months ended March 31, 2012 our cash used in investing activities consisted of a $0.3 million loan to the developer of a renewable energy project in the U.S. which was extended for the purpose of securing a purchase order for our transformers. In addition, we made $0.1 million of additions to our property, plant and equipment during the three months ended March 31, 2012.

Cash provided by our financing activities was approximately $1.0 million during the three months ended March 31, 2012, compared to cash provided of $0.8 million during the three months ended March 31, 2011. During the 2012 period, the increase in cash from financing activities resulted from approximately $1.9 million of bank overdrafts and borrowings under our revolving credit facilities, less $0.9 million which was used to repay long-term bank debt and capital lease obligations. During the three months ended March 31, 2011, our cash from financing activities consisted of a $0.9 million increase in our revolving credit facilities, less approximately $0.1 million of cash used for long-term debt and capital lease principal repayments.

Canadian Credit Facilities. In June 2011, Pioneer Electrogroup Canada Inc., our wholly owned subsidiary and the parent company of Pioneer Transformers Ltd., Bemag Transformer Inc. and Pioneer Wind Energy Systems Inc. entered into a letter loan agreement with our Canadian bank (the “Canadian Facilities”) that replaced and superseded all of our prior financing arrangements with the bank.

The Canadian Facilities provide for up to $23.0 million CAD (approximately $23.0 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million CAD term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to our U.S. corporations, a $50,000 CAD Corporate MasterCard credit facility and a $1.0 million CAD foreign exchange settlement risk facility.

As of March 31, 2012, we had approximately $2.2 million outstanding under Facility A, $1.7 million outstanding under Facility B and $8.1 million outstanding under Facility C.

United States Credit Facilities. Our Jefferson Electric, Inc. subsidiary has a bank loan agreement with a U.S. bank that includes a revolving credit facility with a borrowing base limit of $6.0 million and a term credit facility (the “U.S. Facilities”). As of March 31, 2012, there was approximately $4.8 million outstanding under the revolving credit facility and $1.1 million outstanding under the term credit facility. Monthly payments of accrued interest must be made under the revolving credit facility and monthly payments of principal and accrued interest must be made under the term credit facility, with a final payment of all outstanding amounts due on October 31, 2012.

Capital Expenditures.  We are currently evaluating alternatives to increase manufacturing capacity at one of our facilities, including a potential building expansion, but otherwise have no major future capital projects planned, or significant replacement spending anticipated, during 2012.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2012, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: May 15, 2012	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: May 15, 2012	/s/ Andrew Minkow
Andrew Minkow Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer duly authorized to sign on behalf of Registrant)

Exhibit No.	Description

3.1
Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

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

4.5
Warrant to Purchase Common Stock, dated April 26, 2010 (Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 1, 2010).

4.6
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