Form 10-Q
period 2012-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2012-08-14
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 13, 2012
Common Stock, $0.001 par value	5,907,255

PIONEER POWER SOLUTIONS, INC.
TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2012 and 2011	1
Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011	2
Consolidated Balance Sheets at June 30, 2012 and December 31, 2011	3
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	4
Notes to Consolidated Financial Statements	5
Item 2. Management‘s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 6. Exhibits	18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Earnings
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$21,820	$16,412	$42,137	$32,138
Cost of goods sold	17,056	12,860	32,783	24,265
Gross profit	4,764	3,552	9,354	7,873
Operating expenses
Selling, general and administrative	3,310	2,507	6,551	5,095
Foreign exchange (gain) loss	(14)	5	(86)	(12)
Total operating expenses	3,296	2,512	6,465	5,083
Operating income	1,468	1,040	2,889	2,790
Interest and bank charges	249	99	443	221
Other expense (income)	1	441	30	441
Earnings from continuing operations before income taxes	1,218	500	2,416	2,128
Provision for income taxes	358	65	697	528
Earnings from continuing operations	860	435	1,719	1,600
Earnings (loss) from discontinued operations, net of income taxes	(78)	(210)	(161)	(412)
Net earnings	$782	$225	$1,558	$1,188

Earnings from continuing operations per share:
Basic	$0.15	$0.07	$0.29	$0.27
Diluted	$0.15	$0.07	$0.29	$0.27

Earnings per common share:
Basic	$0.13	$0.04	$0.26	$0.20
Diluted	$0.13	$0.04	$0.26	$0.20

Weighted average common shares outstanding:
Basic	5,907	5,907	5,907	5,907
Diluted	5,908	5,985	5,907	5,969

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings	$782	$225	$1,558	$1,188
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(231)	43	(103)	253
Amortization of net prior service costs and net actuarial losses	(65)	(45)	(9)	(26)
Other comprehensive income	(296)	(2)	(112)	227
Comprehensive income	$486	$223	$1,446	$1,415

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$150	$1,398
Accounts receivable	10,305	8,172
Inventories	15,235	13,711
Income taxes receivable	171	517
Deferred income taxes	600	753
Prepaid expenses and other current assets	701	421
Current assets of discontinued operations	240	457
Total current assets	27,402	25,429
Property, plant and equipment	10,798	9,983
Noncurrent deferred income taxes	1,096	679
Notes receivable	600	300
Intangible assets	5,441	5,585
Goodwill	6,861	6,862
Total assets	$52,198	$48,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank overdrafts	$1,049	$-
Accounts payable and accrued liabilities	11,974	11,316
Current maturities of long-term debt and capital lease obligations	9,010	8,870
Income taxes payable	318	445
Current liabilities of discontinued operations	333	554
Total current liabilities	22,684	21,185
Long-term debt and capital lease obligations, net of current maturities	9,342	9,015
Pension deficit	581	569
Noncurrent deferred income taxes	3,244	3,301
Total liabilities	35,851	34,070
Shareholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 5,907,255
shares issued and outstanding	6	6
Additional paid-in capital	7,928	7,795
Accumulated other comprehensive income (loss)	(935)	(823)
Retained earnings	9,348	7,790
Total shareholders' equity	16,347	14,768
Total liabilities and shareholders' equity	$52,198	$48,838

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net earnings (loss)	$1,558	$1,188
Depreciation	587	334
Amortization of intangibles	143	107
Deferred tax expense	(320)	(281)
Accrued pension	3	(36)
Stock-based compensation	133	126
Restructuring and asset impairment charges, discontinued operations	49	-
Changes in current operating assets and liabilities
Accounts receivable, net	(2,153)	(152)
Inventories	(1,539)	(1,020)
Prepaid expenses and other current assets	(283)	(444)
Income taxes	224	97
Accounts payable and accrued liabilities	656	726
Discontinued operations assets and liabilities, net	(55)	(87)
Net cash provided by (used in) operating activities	(997)	558

Investing activities
Additions to property, plant and equipment	(1,421)	(422)
Note receivable	(300)	-
Net cash used in investing activities	(1,721)	(422)

Financing activities
Increase (decrease) in bank overdrafts	1,064	1,441
Increase (decrease) in revolving credit facilities	392	2,009
Increase in long-term debt	1,074	10,269
Repayment of long-term debt and capital lease obligations	(982)	(340)
Net cash provided by (used in) financing activities	1,548	13,379

Increase (decrease) in cash and cash equivalents	(1,170)	13,515
Effect of foreign exchange on cash and cash equivalents	(78)	66

Cash and cash equivalents
Beginning of year	1,398	516
End of period	$150	$14,097

The accompanying notes are an integral part of these consolidated financial statements

1.	Basis of Presentation

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

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies were described in Note 2 to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in the Company’s accounting policies for the first two quarters of 2012.

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

The Company adopted the amendments to ASC 350, “Intangibles-Goodwill and Others,” effective January 1, 2012. The amended guidance allows us to do an initial qualitative assessment of relevant events and circumstances to determine if fair value of a reporting unit is more likely than not to be less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

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

The results of operations for Pioneer Wind Energy Systems Inc. are reported as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$60	$-	$110	$-
(Loss) from operations of discontinued business (1)	(78)	(210)	(161)	(412)
Income tax expense	-	-	-	-
Loss from discontinued operations, net of tax	$(78)	$(210)	$(161)	$(412)

 (1)  Includes $0.1 million of inventory write-down and non-cash asset impairment charges recognized during the six months ended June 30, 2012.

4.	Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2012	2011
Raw materials	$6,339	$6,184
Work in process	3,628	2,974
Finished goods	5,806	5,217
Provision for excess and obsolete inventory	(538)	(664)
Total inventories	$15,235	$13,711

Included in raw materials at June 30, 2012 and December 31, 2011 are goods in transit of approximately $0.4 million and $0.3 million, respectively.

5.	Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the six months ended June 30, 2012, consisted of the following (in thousands):

		Intangible
	Goodwill	assets
Balance as of December 31, 2011	6,862	5,585
Additions due to acquisitions	-	-
Amortization	-	(143)
Foreign currency translation	(1)	(1)
Balance as of June 30, 2012	$6,861	$5,441

The components of intangible assets as of June 30, 2012 are summarized below (in thousands):

	Intangible	Accumulated	Foreign currency	Net book
	assets	amortization	translation	value
Customer relationships	$2,962	$(486)	(47)	$2,429
Non-compete agreement	95	(53)	(1)	$41
Trademarks	2,049	-	(13)	2,036
Technology-related industry accreditations	950	-	(15)	935
Total intangible assets	$6,056	$(539)	$(76)	$5,441

6.	Notes Receivable

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

As of June 30, 2012, the Company had approximately $12.1 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of approximately $1.4 million outstanding under Facility A, $1.7 million outstanding under Facility B, and $9.0 million outstanding under Facility C.

United States Credit Facilities

In January 2008, the Company’s Jefferson Electric, Inc. subsidiary entered into a bank loan agreement with a U.S. bank that included a revolving credit facility, initially with a borrowing base limit of $5.0 million and a term credit facility (the “U.S. Facilities”). Monthly payments of accrued interest were required under the revolving credit facility and monthly payments of principal and accrued interest were required under the term credit facility. As of April 30, 2010, the date the Company acquired Jefferson Electric, Inc., final payment of all outstanding amounts under the U.S. Facilities was due on October 31, 2011. The interest rate under the revolving credit facility was equal to the greater of the bank’s reference rate or 6.5% per annum. The interest rate under the term credit facility was 7.27% annually. Borrowings under the U.S. Facilities were collateralized by substantially all the assets of Jefferson Electric, Inc. which had a net carrying value of approximately $14.1 million as of June 30, 2012 and were guaranteed by its Mexican subsidiary. In addition, an officer of Jefferson Electric, Inc. was a guarantor under the U.S. Facilities and he provided additional collateral to the bank in the form of common stock and a warrant to purchase shares of common stock of the Company held by him.

In November 2011, Jefferson Electric, Inc. revised its financing arrangement and extended the maturity date of the U.S. Facilities to October 31, 2012. The amended loan agreement provided for an increase in the borrowing base limit of the revolving credit facility to $6.0 million and a decrease in the interest rate to the bank’s reference rate (currently 3.25% per annum) plus 2.0%. In connection with the amendment, the Company prepaid $250,000 under the term credit facility in November 2011 and made an additional prepayment of $750,000 in January 2012. The interest rate under the term credit facility was reduced to 6.0% annually, with monthly payments of principal and accrued interest calculated based on an amortization of the then-remaining principal balance outstanding over a hypothetical 5-year term, with a final payment of all outstanding amounts due on October 31, 2012.

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

As of June 30, 2012, Jefferson Electric, Inc. had approximately $5.1 million outstanding under the revolving credit facility, approximately $1.1 million outstanding under the term credit facility and was in compliance with their financial covenant requirements.  On July 25, 2012, the term credit facility was prepaid in full.  See Note 14 “Subsequent Event” in the notes to our consolidated financial statements for further details.

Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
Revolving credit facilities	$6,595	$6,199
Term credit facilities	11,755	11,669
Capital lease obligations	2	17
Total debt and capital lease obligations	18,352	17,885
Less current portion	(9,010)	(8,870)
Total long-term debt and capital lease obligations	$9,342	$9,015

8.	Shareholders’ Equity

The Company had common stock, $0.001 par value, outstanding of 5,907,255 shares as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, the Company had warrants outstanding to purchase 640,000 shares of common stock with an average exercise price of approximately $14.00 per share. The warrants expire on dates beginning on December 2, 2014 and ending on April 30, 2015. No warrants were exercised during the six months ended June 30, 2012.

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

10.	Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of June 30, 2012, and changes during the six months ended June 30, 2012, are presented below:

			Weighted
	Stock	Weighted average	average remaining	Aggregate
	options	exercise price	contractual term	intrinsic value
Balance December 31, 2011	118,400	$15.07	7.05	$-
Granted	50,000	4.22	8.68	44,500
Exercised	-	-
Forfeited	-	-
Outstanding as of June 30, 2012	168,400	$11.85	7.11	$44,500
Exercisable as of June 30, 2012	78,933	$15.09	6.58	$-

As of June 30, 2012, there were 531,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Expense for stock-based compensation recorded for the six months ended June 30, 2012 and 2011 was approximately $133,000 and $126,000, respectively. As of June 30, 2012, the Company had total stock-based compensation expense remaining to be recognized in the statement of earnings of approximately $0.3 million.

11.	Pension Plan

One of the Company’s Canadian subsidiaries sponsors a defined benefit pension plan in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current service cost, net of employee contributions	$10	$9	$21	$17
Interest cost on accrued benefit obligation	36	37	71	73
Expected return on plan assets	(40)	(39)	(78)	(78)
Amortization of transitional obligation	3	3	7	7
Amortization of past service costs	2	2	4	4
Amortization of net actuarial gain	12	8	24	16
Total cost of benefit	$23	$20	$49	$39

Cost of Benefits

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $29,000 and $65,000 of contributions to its defined benefit pension plan during the six months ended June 30, 2012 and 2011, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

12.	Geographical Information

The Company has one material operating segment, being the sale of electrical equipment. Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Canada	$14,065	$10,499	$26,211	$20,381
United States	7,636	5,829	15,594	11,059
Others	119	84	332	698
Total	$21,820	$16,412	$42,137	$32,138

13.	Basic and Diluted Earnings Per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Earnings from continuing operations	$860	$435	$1,719	$1,600

Denominator:
Weighted average basic shares outstanding	5,907	5,907	5,907	5,907
Effect of dilutive securities -- equity based compensation plans	1	2	-	1
Net dilutive effect of warrants outstanding	-	76	-	61
Denominator for diluted earnings per common share	5,908	5,985	5,907	5,969

Earnings from continuing operations per common share:
Basic	$0.15	$0.07	$0.29	$0.27
Diluted	$0.15	$0.07	$0.29	$0.27

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	131	60	131	110
Warrants	640	410	640	410

14.	Subsequent Event

On July 25, 2012, the Company’s indirect wholly owned Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). At closing, GE Capital Mexico advanced to Nexus $1,652,805 under the term loan agreement, less a non-refundable commission of 1% and less a pledge of cash representing 10% of the loan amount.  Immediately upon receiving the term loan advance, Nexus made an intercompany loan in the same principal amount to Jefferson Electric, Inc., its controlling shareholder. In turn, Jefferson Electric, Inc. used the intercompany loan proceeds to repay a portion of its outstanding secured indebtedness owed to its U.S. bank. The net proceeds were used by Jefferson Electric, Inc. to repay approximately $1,060,000 of principal and accrued interest that was then outstanding under its term note with the bank, as well as to reduce the outstanding balance under the company’s revolving credit facility by approximately $338,000.

The term loan from GE Capital Mexico is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. The term loan may be prepaid by Nexus in increments of at least $100,000, subject to the application of certain prepayment and other fees as established in the term loan agreement. The term loan agreement contains customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict Nexus’ ability to create certain liens, incur additional liabilities, make certain types of investments, engage in mergers, consolidations, significant asset sales and affiliate transactions, pay dividends, redeem or repurchase outstanding equity and make capital expenditures.

The obligations of Nexus under the term loan are secured by (i) a pledge of cash in the amount of 10% of the term loan amount, (ii) a trust agreement, pursuant to which Nexus and Jefferson Electric, Inc. transferred title to substantially all of their equipment and machinery assets located in Mexico to a Mexican bank as trustee, to serve as security for all of Nexus’ obligations under the term loan agreement, and (iii) a corporate guaranty by the Company of all of Nexus’ obligations under the term loan agreement.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  You should carefully review the risk factors and other cautionary statements in our Annual Report on Form 10-K for the year ended December 31, 2011 and those described from time to time in our other reports filed with the Securities and Exchange Commission for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

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

The financial position and operating results of Pioneer Electrogroup Canada Inc. have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2012			2011
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.9975	$1.0012	$1.0012	$0.9696	$0.9860	$0.9860
June 30	$1.0181	$1.0102	$1.0057	$0.9645	$0.9676	$0.9768

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

Results of Operations

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Revenue. For the three months ended June 30, 2012, our consolidated revenue increased by $5.4 million, or 32.9%, to $21.8 million, up from $16.4 million during the three months ended June 30, 2011. Approximately $1.6 million of the revenue increase reflects growth in the transformer businesses we have owned for more than one year. The remaining $3.8 million increase in our revenue resulted from an additional six months of operations for the dry-type transformer business we acquired in July 2011. Excluding the effect of this acquisition, revenue from our dry-type transformer products increased $1.5 million, or 25.2% on a year-over-year basis. This growth was led in percentage terms by our OEM sales channels and in dollar terms by our distribution sales channel, which represented more than half of the sales increase. Revenue from our liquid-filled transformer products increased by 0.5% during the three months ended June 30, 2012 (or up 4.9% on a constant currency basis) on stable demand from key utility and industrial customers.

For the six months ended June 30, 2012, our consolidated revenue increased by $10.0 million, or 31.1%, to $42.1 million, up from $32.1 million during the six months ended June 30, 2011. Approximately $2.9 million of the revenue increase reflects growth in the transformer businesses we have owned for more than one year. The remaining $7.1 million increase in our revenue resulted from an additional six months of operations for the dry-type transformer business we acquired in July 2011. Excluding the effect of this acquisition, revenue from our dry-type transformer products increased $4.1 million, or 36.6% on a year-over-year basis, while revenue from our liquid-filled transformer products decreased 6.0% (3.3% in constant currency), during the six months ended June 30, 2012.

Gross Margin. For the three months ended June 30, 2012, our gross margin percentage increased to 21.8% of revenues, compared to 21.6% during the three months ended June 30, 2011. The 0.2% increase in gross margin was due to product mix, driven in particular by higher margins on our liquid-filled transformer products. Offsetting this increase, however, was the continuing shift in our sales mix, both through organic growth and acquisitions, towards lower-margin, dry-type transformers sold primarily through our distribution channel. Approximately 52% of our revenue during the three months ended June 30, 2012 consisted of dry-type transformers, as compared to only 37% during the same period of 2011.

For the six months ended June 30, 2012, our gross margin percentage decreased to 22.2% of revenues, compared to 24.5% during the six months ended June 30, 2011. The 2.3% decrease in gross margin was due to growth in dry-type transformer sales which represented 53% of our consolidated revenue during the six months ended June 30, 2012, as compared to only 35% during the same period of 2011. Our gross margin percentage for liquid-filled products remained stable during the first six months of 2012, as compared to 2011, while our average gross margin percentage on dry-type products declined by 3.1%. This dry-type margin decline in 2012 resulted from significantly higher sales of our less profitable designs, principally catalogue-type products sold through our distribution network to commercial construction customers.

Selling, General and Administrative Expense. For the three months ended June 30, 2012, our selling, general and administrative expense increased by approximately $0.8 million, or 32.0%, to $3.3 million, as compared to $2.5 million during the three months ended June 30, 2011. Approximately $0.7 million of the increase was due to the inclusion of Bemag Transformer Inc. in our consolidated results during the three months ended June 30, 2012, as compared to the prior year period before we had acquired the subsidiary. As a percentage of total revenue, our selling, general and administrative expense decreased to 15.2% during the three months ended June 30, 2012, as compared to 15.3% during the three months ended June 30, 2011.

For the six months ended June 30, 2012, our selling, general and administrative expense increased by approximately $1.5 million, or 28.6%, to $6.6 million, as compared to $5.1 million during the six months ended June 30, 2011. The acquisition of Bemag Transformer Inc. accounted for approximately $1.2 million of the increase. The remaining $0.3 million increase was attributable to variable costs associated with higher sales volume and to increased corporate expenses. As a percentage of total revenue, our selling, general and administrative expense decreased to 15.5% during the six months ended June 30, 2012, as compared to 15.9% during the six months ended June 30, 2011.

Foreign Exchange (Gain) Loss. During the three and six month periods ended June 30, 2012 approximately 64% and 62% of our consolidated operating revenues were denominated in Canadian dollars and a material percentage of our expenses are denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended June 30, 2012, we recorded a gain of approximately $14,000 due to currency fluctuations, compared to a loss of approximately $5,000 during the three months ended June 30, 2011. For the six months ended June 30, 2012, we recorded a gain of approximately $86,000, compared to a gain of approximately $12,000 during the six months ended June 30, 2011.

Interest and Bank Charges. For the three and six month periods ended June 30, 2012, interest and bank charges were approximately $249,000 and $443,000, as compared to $99,000 and $221,000 during the three and six month periods ended June 30, 2011. The increase in interest expense was due to higher average borrowings as a result of the acquisition of Bemag Transformer Inc. in July 2011 which was funded primarily through new bank borrowings.

Other Expense (Income). For the three and six month periods ended June 30, 2012, other non-operating expense was approximately $1,000 and $30,000, as compared to $441,000 during the three month and six month periods ended June 31, 2011. The 2012 other expense consists primarily of professional fees incurred in connection with post-closing requirements related to the acquisition of Bemag Transformer Inc. The 2011 other expense relates to our public offering of common stock that was withdrawn due to market conditions.

Provision for Income Taxes. For the three and six month periods ended June 30, 2012, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 29.4% and 28.9%, respectively, as compared to 13.0% and 24.8% during the three and six month periods ended June 30, 2011. Most of our taxable income is derived in Canada where we are subject to lower corporate tax rates relative to our U.S. operations. The increase in our effective tax rate during 2012, as compared to 2011, was due to higher taxable income recognized by our U.S. subsidiaries.

Earnings from Continuing Operations. We generated earnings from continuing operations of $0.8 million and $1.7 million during the three and six month periods ended June 30, 2012, respectively, as compared to $0.4 million and $1.6 million during the three and six month periods ended June 30, 2011. During 2012 as compared to 2011, our earnings from continuing operations benefitted from a higher consolidated operating margin on increased sales, for the reasons described above, partially offset by increased interest expense and the effect of a higher effective income tax rate. Earnings from continuing operations per basic and diluted share were $0.15 and  $0.29 for the three month and six month periods ended June 30, 2012, respectively, as compared to $0.07 and $0.27 for the three and six month periods ended June 30, 2011.

Backlog. Our order backlog at June 30, 2012 was $24.3 million, as compared to $24.8 million at December 31, 2011 and $16.5 million at June 30, 2011. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2012.

Discontinued Operations

As a result of our plan to divest Pioneer Wind Energy Systems Inc., the assets and liabilities of the business are considered held for sale as at June 30, 2012 and therefore the financial results are reported as discontinued operations in the consolidated financial statements. For the three and six month periods ended June 30, 2012, our loss from discontinued operations was approximately $0.1 million and $0.2 million, respectively, as compared to $0.2 million and $0.4 million during the three and six month periods ended June 30, 2011. The 2012 net losses reflect ongoing operating and administrative expenses, costs related to asset disposals and a charge of $0.1 million related to doubtful accounts. See Note 3 “Discontinued Operations” in the notes to our consolidated financial statements for further information.

Liquidity and Capital Resources

General.  At June 30, 2012, we had $0.2 million of cash and cash equivalents and total debt, including capital lease obligations, of $18.4 million. We have historically met our cash needs through a combination of cash flows from operating activities and short-term bank borrowings. Our cash requirements are generally for operating activities, debt repayment and capital improvements. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash used by our operating activities was approximately $1.0 million during the six months ended June 30, 2012, compared to cash provided by our operating activities of $0.6 million during the six months ended June 30, 2011. The principal elements of cash used for operating activities during the six months ended June 30, 2012 were $3.1 million for working capital to support our revenue growth during the period, $0.3 million related to deferred taxes and pension costs, plus $0.2 million used for discontinued operations. These uses of cash during the period were partially offset by net earnings from continuing operations of $1.7 million and $0.9 million of non-cash expenses consisting of depreciation, amortization and stock-based compensation.

Cash used in investing activities during the six months ended June 30, 2012 was approximately $1.7 million, as compared to $0.4 million during the six months ended June 30, 2011. During the six months ended June 30, 2012 our cash used in investing activities increased primarily due to the purchase of the land and buildings comprising our Canadian dry-type transformer manufacturing facility for approximately $1.1 million. Also during 2012, we made a loan of $0.3 million to the developer of a renewable energy project in the U.S. which was extended for the purpose of securing a purchase order for our transformers. Additions to our property, plant and equipment in the ordinary course of business were $0.3 million during the six months ended June 30, 2012, as compared to $0.4 million during the six months ended June 30, 2011.

Cash provided by our financing activities was approximately $1.5 million during the six months ended June 30, 2012, compared to cash provided of $13.4 million during the six months ended June 30, 2011. During the 2012 period, the increase in cash from financing activities resulted from $1.5 million of increased bank overdrafts and borrowings under our revolving credit facilities, plus $1.1 million of new term debt for a facility purchase, less approximately $1.1 million which was used to pay down our outstanding term loan bank debt and capital lease obligations. During the six months ended June 30, 2011, the significant increase in our cash from financing activities resulted from approximately $9.8 million of new borrowings provided by our Canadian credit facilities for the acquisition of Bemag Transformer Inc., in addition to the purchase of certain assets from Vermont Transformers, Inc. and to fund anticipated transaction expenses. These acquisitions closed on July 1, 2011. Also during the 2011 period, our short term bank borrowings and overdrafts increased by $1.9 million, we increased our long-term borrowings by approximately $2.0 million to finance the expansion of our liquid-filled transformer manufacturing and we repaid approximately $0.3 million of long-term debt and capital lease obligations.

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

As of June 30, 2012, we had approximately $1.4 million outstanding under Facility A, $1.6 million outstanding under Facility B and $9.0 million outstanding under Facility C.

United States Credit Facilities. Our Jefferson Electric, Inc. subsidiary has a bank loan agreement with a U.S. bank that includes a revolving credit facility with a borrowing base limit of $6.0 million and a term credit facility (the “U.S. Facilities”). As of June 30, 2012, there was approximately $5.1 million outstanding under the revolving credit facility and $1.1 million outstanding under the term credit facility. Monthly payments of accrued interest must be made under the revolving credit facility and monthly payments of principal and accrued interest must be made under the term credit facility, with a final payment of all outstanding amounts due on October 31, 2012.

Capital Expenditures.  During the last twelve months, we completed the expansion of our liquid-filled transformer manufacturing facility at a cost of approximately $2.0 million and purchased our dry-type transformer facility and land in Canada at a cost of approximately $1.1 million. We are currently evaluating plans to expand  the dry-type facility, a project which is unlikely to commence before the end of the year, but otherwise have no major future capital projects planned, or significant replacement spending anticipated, during 2012.

Subsequent Event.  On July 25, 2012, our indirect wholly owned Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). At closing, GE Capital Mexico advanced to Nexus $1,652,805 under the term loan agreement, less a non-refundable commission of 1% and less a pledge of cash representing 10% of the loan amount.  Immediately upon receiving the term loan advance, Nexus made an intercompany loan in the same principal amount to Jefferson Electric, Inc., its controlling shareholder. In turn, Jefferson Electric, Inc. used the intercompany loan proceeds to repay a portion of its outstanding secured indebtedness owed to its U.S. bank. The net proceeds were used by Jefferson Electric, Inc. to repay approximately $1,060,000 of principal and accrued interest that was then outstanding under its term note with the bank, as well as to reduce the outstanding balance under the company’s revolving credit facility by approximately $338,000.

The term loan from GE Capital Mexico is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. The term loan may be prepaid by Nexus, subject to certain conditions and potential additional fees. The term loan agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The obligations of Nexus under the term loan are secured by (i) a pledge of cash in the amount of 10% of the term loan amount, (ii) a trust agreement, pursuant to which Nexus and Jefferson Electric, Inc. transferred title to substantially all of their equipment and machinery assets located in Mexico to a Mexican bank as trustee, to serve as security for all of Nexus’ obligations under the term loan agreement, and (iii) a corporate guaranty by us of all of Nexus’ obligations under the term loan agreement.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2012, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: August 14, 2012	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: August 14, 2012	/s/ Andrew Minkow
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
101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

_______________
* Filed herewith.
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.