Form 10-Q
period 2012-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2012-11-14
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 13, 2012
Common Stock, $0.001 par value	5,907,255

PIONEER POWER SOLUTIONS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$19,226	$17,927	$61,362	$50,065
Cost of goods sold	15,008	14,110	47,791	38,376
Gross profit	4,218	3,817	13,571	11,689
Operating expenses
Selling, general and administrative	3,216	2,895	9,767	7,991
Foreign exchange (gain) loss	(160)	48	(245)	35
Total operating expenses	3,056	2,943	9,522	8,026
Operating income	1,162	874	4,049	3,663
Interest and bank charges	270	207	699	428
Other expense (income)	39	328	69	769
Earnings from continuing operations before income taxes	853	339	3,281	2,466
Provision for income taxes	640	56	1,337	583
Earnings from continuing operations	213	283	1,944	1,883
Earnings (loss) from discontinued operations, net of income taxes	-	(2,029)	(161)	(2,440)
Net earnings	$213	$(1,746)	$1,783	$(557)

Earnings from continuing operations per share:
Basic	$0.04	$0.05	$0.33	$0.32
Diluted	$0.04	$0.05	$0.33	$0.32

Earnings per common share:
Basic	$0.04	$(0.30)	$0.30	$(0.09)
Diluted	$0.04	$(0.29)	$0.30	$(0.09)

Weighted average common shares outstanding:
Basic	5,907	5,907	5,907	5,907
Diluted	5,915	5,982	5,910	5,973

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings	$213	$(1,746)	$1,783	$(557)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	151	(813)	48	(560)
Amortization of net prior service costs and net actuarial losses	34	(124)	25	(150)
Other comprehensive income	185	(937)	73	(710)
Comprehensive income	$398	$(2,683)	$1,856	$(1,267)

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$83	$1,398
Accounts receivable	11,827	8,172
Inventories	15,421	13,711
Income taxes receivable	70	517
Deferred income taxes	661	753
Prepaid expenses and other current assets	579	421
Current assets of discontinued operations	40	457
Total current assets	28,681	25,429
Property, plant and equipment	10,842	9,983
Noncurrent deferred income taxes	830	679
Other assets	810	300
Intangible assets	5,416	5,585
Goodwill	6,908	6,862
Total assets	$53,487	$48,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Bank overdrafts	$966	$-
Accounts payable and accrued liabilities	11,411	11,316
Current maturities of long-term debt and capital lease obligations	9,343	8,870
Income taxes payable	524	445
Current liabilities of discontinued operations	273	554
Total current liabilities	22,517	21,185
Long-term debt and capital lease obligations, net of current maturities	10,394	9,015
Pension deficit	512	569
Noncurrent deferred income taxes	3,238	3,301
Total liabilities	36,661	34,070
Shareholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 5,907,255 shares issued and outstanding	6	6
Additional paid-in capital	7,997	7,795
Accumulated other comprehensive income (loss)	(750)	(823)
Retained earnings	9,573	7,790
Total shareholders' equity	16,826	14,768
Total liabilities and shareholders' equity	$53,487	$48,838

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net earnings (loss)	$1,783	$(557)
Depreciation	910	572
Amortization of intangibles	214	174
Deferred tax expense	(147)	175
Accrued pension	(49)	(7)
Stock-based compensation	202	190
Restructuring and asset impairment charges, discontinued operations	49	1,811
Deferred credit	-	(700)
Changes in current operating assets and liabilities
Accounts receivable, net	(3,420)	(1,375)
Inventories	(1,398)	(2,340)
Prepaid expenses and other assets	(358)	(856)
Income taxes	518	1,121
Accounts payable and accrued liabilities	(92)	1,762
Discontinued operations assets and liabilities, net	82	(128)
Net cash provided by (used in) operating activities	(1,706)	(158)

Investing activities
Additions to property, plant and equipment	(1,544)	(714)
Acquisition of subsidiaries and related assets, net of cash acquired	-	(8,227)
Note receivable	(300)	-
Net cash used in investing activities	(1,844)	(8,941)

Financing activities
Increase (decrease) in bank overdrafts	949	588
Increase (decrease) in revolving credit facilities	1,071	1,508
Increase in long-term debt	1,074	9,729
Repayment of long-term debt and capital lease obligations	(683)	(3,373)
Net cash provided by (used in) financing activities	2,411	8,452

Increase (decrease) in cash and cash equivalents	(1,139)	(647)
Effect of foreign exchange on cash and cash equivalents	(176)	755

Cash and cash equivalents
Beginning of year	1,398	516
End of period	$83	$624

The accompanying notes are an integral part of these consolidated financial statements

1.	Basis of Presentation

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

These unaudited consolidated financial statements should be read in conjunction with the risk factors, audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 30, 2012.

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

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies were described in Note 2 to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in the Company’s accounting policies for the first three quarters of 2012.

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

During September 2011, the Company committed to a plan to divest or wind down its Pioneer Wind Energy Systems Inc. subsidiary which was established by the Company in 2010 to market its utility scale wind turbine designs, after-sales services and equipment financing to community wind and industrial customers. This decision was part of the Company’s strategy to focus on businesses that create the most shareholder value. Weak domestic wind energy market conditions combined with the inability of the Company to establish an arrangement, on commercially acceptable terms, with a qualified third party to provide outsourced parts procurement and assembly services, caused the Company to reduce and extend further out into the future its projected sales and operating profit of the business. The decision to divest or wind down the business resulted in a non-cash asset impairment charge of $1.6 million to adjust the carrying value of the subsidiary’s assets to their fair value. This impairment charge was recognized in the third quarter of 2011 on certain inventory, property, plant and equipment and other assets. In addition, at the time the Company decided to divest or wind down this business the Company also recognized a $0.6 million charge related to expected future severance, rent and insurance payment obligations associated with this decision.

The results of operations for Pioneer Wind Energy Systems Inc. are reported as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$60	$-	$170	$-
(Loss) from operations of discontinued business (1)	-	(2,029)	(161)	(2,440)
Income tax expense	-	-	-	-
Loss from discontinued operations, net of tax	$-	$(2,029)	$(161)	$(2,440)

(1) Includes $0.1 million of inventory write-down and non-cash asset impairment charges recognized during the nine months ended September 30, 2012.

4.	Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$6,020	$6,184
Work in process	4,898	2,974
Finished goods	4,798	5,217
Provision for excess and obsolete inventory	(295)	(664)
Total inventories	$15,421	$13,711

Included in raw materials at September 30, 2012 and December 31, 2011 are goods in transit of approximately $0.3 million, respectively.

5.	Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the nine months ended September 30, 2012, consisted of the following (in thousands):

		Intangible
	Goodwill	assets
Balance as of December 31, 2011	6,862	5,585
Additions due to acquisitions	-	-
Amortization	-	(214)
Foreign currency translation	46	45
Balance as of September 30, 2012	$6,908	$5,416

The components of intangible assets as of September 30, 2012 are summarized below (in thousands):

	Intangible	Accumulated	Foreign currency	Net book
	assets	amortization	translation	value
Customer relationships	$2,962	$(552)	(19)	$2,391
Non-compete agreement	95	(58)	(1)	$36
Trademarks	2,049	-	(5)	2,044
Technology-related industry accreditations	950	-	(5)	945
Total intangible assets	$6,056	$(610)	$(30)	$5,416

6.	Other Assets

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

Also included in Other Assets are deferred financing costs of $0.2 million and $0.0 million for the periods ended September 30, 2012 and December 31, 2011, respectively.

7.	Debt

Canadian Credit Facilities

In June 2011, Pioneer Electrogroup Canada Inc., a wholly owned subsidiary of the Company and the parent company of Pioneer Transformers Ltd., Bemag Transformer Inc. and Pioneer Wind Energy Systems Inc. (the “Borrowers”), entered into a letter loan agreement with the Company’s Canadian bank (the “Canadian Facilities”) that replaced and superseded all of the Company’s prior financing arrangements with such bank. Bemag Transformer Inc. became a party to the Canadian Facilities on July 1, 2011, upon the acquisition of all of its capital shares by the Company.

The Canadian Facilities provide for up to $23.0 million CAD (approximately $23.4 million expressed in U.S. dollars) consisting of a $10.0 million demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to the Company, a $50,000 Corporate MasterCard credit facility (“Facility D”) and a $1.0 million foreign exchange settlement risk facility (“Facility E”).

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

As of September 30, 2012, the Company had approximately $14.0 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of approximately $3.1 million outstanding under Facility A, $1.6 million outstanding under Facility B, and $9.3 million outstanding under Facility C.

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

In November 2011, Jefferson Electric, Inc. revised its financing arrangement and extended the maturity date of the U.S. Facilities to October 31, 2012. The amended loan agreement provided for an increase in the borrowing base limit of the revolving credit facility to $6.0 million and a decrease in the interest rate to the bank’s reference rate (3.25% per annum at the time) plus 2.0%. In connection with the amendment, the Company prepaid $250,000 under the term credit facility in November 2011 and made an additional prepayment of $750,000 in January 2012. The interest rate under the term credit facility was reduced to 6.0% annually, with monthly payments of principal and accrued interest calculated based on an amortization of the then-remaining principal balance outstanding over a hypothetical 5-year term, with a final payment of all outstanding amounts due on October 31, 2012. In addition, the Company entered into a guaranty agreement with respect to Jefferson Electric, Inc.’s obligations under the U.S. Facilities and the bank released the common stock and a warrant previously pledged by the officer of Jefferson Electric, Inc.

In October 2012, Jefferson Electric, Inc. revised its financing arrangement and extended the maturity date of the U.S. Facilities to October 31, 2013. The interest rate under the revolving credit facility was reduced to a floating rate subject to a pricing grid, ranging from 2.25% to 3.50% above one month LIBOR, which can result in increases or decreases to the borrowing spread depending on Jefferson Electric, Inc.’s debt service coverage ratio. The term credit facility, which was repaid in full during July 2012, was removed from the U.S. Facilities in its entirety. Borrowings under the U.S. Facilities continue to be collateralized by substantially all the U.S. assets of Jefferson Electric, Inc., which had a net carrying value of approximately $8.4 million as of September 30, 2012 and an officer of the subsidiary remains a guarantor. The U.S. Facilities, as amended, require Jefferson Electric, Inc. to comply with certain financial covenants, including a requirement to exceed a minimum target for tangible net worth and maintain a minimum debt service coverage ratio. The U.S. Facilities also restrict Jefferson Electric, Inc.’s ability to pay dividends or make distributions, advances or other transfers of assets.

As of September 30, 2012, Jefferson Electric, Inc. had approximately $4.3 million outstanding under the revolving credit facility and was in compliance with its financial covenant requirements.

Nexus Promissory Note

On July 25, 2012, the Company’s indirect wholly owned Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). At closing, GE Capital Mexico advanced to Nexus $1,652,805 under the term loan agreement, less a non-refundable commission of 1% and less a pledge of cash representing 10% of the loan amount. Immediately upon receiving the term loan advance, Nexus made an intercompany loan in the same principal amount to Jefferson Electric, Inc., its controlling shareholder. In turn, Jefferson Electric, Inc. used the intercompany loan proceeds to repay a portion of its outstanding secured indebtedness owed to its U.S. bank. The net proceeds were used by Jefferson Electric, Inc. to fully repay the principal and accrued interest that was then outstanding under its term credit facility with its U.S. bank, as well as to reduce the outstanding balance under its revolving credit facility.

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

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Revolving credit facilities	$7,361	$6,199
Term credit facilities	10,930	11,669
Nexus promissory note	1,441	-
Capital lease obligations	5	17
Total debt and capital lease obligations	19,737	17,885
Less current portion	(9,343)	(8,870)
Total long-term debt and capital lease obligations	$10,394	$9,015

8.	Shareholders’ Equity

The Company had common stock, $0.001 par value, outstanding of 5,907,255 shares as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, the Company had warrants outstanding to purchase 640,000 shares of common stock with an average exercise price of approximately $14.00 per share. The warrants expire on dates beginning on December 2, 2014 and ending on April 30, 2015. No warrants were exercised during the nine months ended September 30, 2012.

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

The carrying values of accounts and notes receivables, and accounts payable approximate fair value. Certain assets, including long-lived assets held and used and assets held for sale are measured at fair value on a non-recurring basis. There were no fair value measurement losses recognized for such assets in the third quarter of 2012.

10.	Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of September 30, 2012, and changes during the nine months ended September 30, 2012, are presented below:

			Weighted
	Stock	Weighted average	average remaining	Aggregate
	options	exercise price	contractual term	intrinsic value
Balance December 31, 2011	118,400	$15.07	7.0	$-
Granted	50,000	$4.22	8.2	72,000
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of September 30, 2012	168,400	$11.85	6.9	$72,000
Exercisable as of September 30, 2012	78,933	$15.09	6.3	$-

As of September 30, 2012, there were 531,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Expense for stock-based compensation recorded for the nine months ended September 30, 2012 and 2011 was approximately $202,000 and $190,000, respectively. At September 30, 2012, the Company had total stock-based compensation expense remaining to be recognized in the statement of earnings of approximately $0.2 million.

11.	Pension Plan

One of the Company’s Canadian subsidiaries sponsors a defined benefit pension plan in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current service cost, net of employee contributions	$9	$4	$30	$21
Interest cost on accrued benefit obligation	36	37	106	111
Expected return on plan assets	(39)	(39)	(117)	(117)
Amortization of transitional obligation	3	3	10	10
Amortization of past service costs	2	2	7	7
Amortization of net actuarial gain	13	9	37	24
Total cost of benefit	$24	$16	$73	$56

Cost of Benefits

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $64,000 and $141,000 of contributions to its defined benefit pension plan during the nine months ended September 30, 2012 and 2011, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

12.	Geographical Information

The Company has one material operating segment, being the sale of electrical equipment. Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Canada	$11,794	$10,064	$38,005	$30,445
United States	7,372	7,496	22,965	18,555
Others	60	367	392	1,065
Total	$19,226	$17,927	$61,362	$50,065

13.	Basic and Diluted Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Earnings from continuing operations	$213	$283	$1,944	$1,883

Denominator:
Weighted average basic shares outstanding	5,907	5,907	5,907	5,907
Effect of dilutive securities -- equity based compensation plans	8	-	3	-
Net dilutive effect of warrants outstanding	-	75	-	66
Denominator for diluted earnings per common share	5,915	5,982	5,910	5,973

Earnings from continuing operations per common share:
Basic	$0.04	$0.05	$0.33	$0.32
Diluted	$0.04	$0.05	$0.33	$0.32

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	118	60	118	110
Warrants	640	410	640	410

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

The financial position and operating results of Pioneer Electrogroup Canada Inc. have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2012			2011
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.9975	$1.0012	$1.0012	$0.9696	$0.9860	$0.9860
June 30	$1.0181	$1.0102	$1.0057	$0.9645	$0.9676	$0.9768
September 30	$0.9832	$0.9948	$1.0021	$1.0482	$0.9802	$0.9780

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

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Revenue. For the three months ended September 30, 2012, our consolidated revenue increased by $1.3 million, or 7.2%, to $19.2 million, up from $17.9 million during the three months ended September 30, 2011. Approximately $1.0 million of the revenue increase reflects growth in our dry-type transformer products which increased 10.3% on a year-over-year basis. This growth was led by our OEM sales channels in the U.S. and Canada, which includes shipments of medium voltage transformers, combined with modest increases in our brand label and Canadian distribution volume. Revenue from our liquid-filled transformer products increased by 3.3% during the three months ended September 30, 2012 on stable demand from key utility and industrial customers.

For the nine months ended September 30, 2012, our consolidated revenue increased by $11.3 million, or 22.6%, to $61.4 million, up from $50.1 million during the nine months ended September 30, 2011. Approximately $4.2 million of the increase reflects growth in the transformer businesses we have owned for more than one year. The remaining $7.1 million increase in our revenue resulted from an additional six months of operations for the dry-type transformer business we acquired in July 2011. Excluding the effect of this acquisition, revenue from our dry-type transformer products increased $5.2 million, or 24.3% on a year-over-year basis, while revenue from our liquid-filled transformer products decreased by approximately $1.0 million, or 3.6%, during the nine months ended September 30, 2012.

Gross Margin. For the three months ended September 30, 2012, our gross margin percentage increased to 21.9% of revenues, compared to 21.3% during the three months ended September 30, 2011. The 0.6% increase in gross margin primarily reflects improvement in our dry-type transformer products which benefited from increased production throughput and sales of higher-margin, engineered-to-order units. In addition, our gross margin percentage for liquid-filled transformer products also increased during the three months ended September 30, 2012, due primarily to favorable product mix, and represented approximately one-third of the overall increase in our gross margin percentage.

For the nine months ended September 30, 2012, our gross margin percentage decreased to 22.1% of revenues, compared to 23.3% during the nine months ended September 30, 2011. The 1.2% decrease in gross margin was due to growth in dry-type transformer sales which represented 55% of our consolidated revenue during the nine months ended September 30, 2012, as compared to only 43% during the same period of 2011. Our gross margin percentage for liquid-filled products remained stable during the first nine months of 2012, as compared to 2011, while our average gross margin percentage on dry-type products declined by 1.4%. This dry-type margin decline in 2012 resulted from increased sales of our less profitable designs, principally catalogue products sold through our distribution network to commercial construction customers, outpacing increases in sales of custom-engineered dry-type products.

Selling, General and Administrative Expense. For the three months ended September 30, 2012, our selling, general and administrative expense increased by approximately $0.3 million, or 11.1%, to $3.2 million, as compared to $2.9 million during the three months ended September 30, 2011. The increase was primarily due to engineering staff additions and, to a lesser extent, an increase in our corporate expenses. As a percentage of total revenue, our selling, general and administrative expense increased to 16.7% during the three months ended September 30, 2012, as compared to 16.1% during the three months ended September 30, 2011.

For the nine months ended September 30, 2012, our selling, general and administrative expense increased by approximately $1.8 million, or 22.2%, to $9.8 million, as compared to $8.0 million during the nine months ended September 30, 2011. Approximately $1.0 million of the increase was due to the inclusion of an additional six months of operations for the dry-type transformer business we acquired in July 2011. The remaining $0.8 million increase was attributable to variable costs associated with higher sales volume and to increased corporate expenses. As a percentage of total revenue, our selling, general and administrative expense decreased slightly to 15.9% during the nine months ended September 30, 2012, as compared to 16.0% during the nine months ended September 30, 2011.

Foreign Exchange (Gain) Loss. During the three and nine month periods ended September 30, 2012, approximately 62% of our consolidated operating revenues were denominated in Canadian dollars and a material percentage of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended September 30, 2012, we recorded a gain of approximately $160,000 due to currency fluctuations, compared to a loss of approximately $48,000 during the three months ended September 30, 2011. For the nine months ended September 30, 2012, we recorded a gain of approximately $245,000, compared to a loss of approximately $36,000 during the nine months ended September 30, 2011

Interest and Bank Charges. For the three and nine month periods ended September 30, 2012, interest and bank charges were approximately $270,000 and $669,000, as compared to $207,000 and $428,000 during the three and nine month periods ended September 30, 2011. The increase in interest expense was due to higher average borrowings as a result of the acquisition of Bemag Transformer Inc. in July 2011, followed by the purchase of the land and building comprising its manufacturing facility in June 2012, both of which were funded primarily through new bank borrowings.

Other Expense (Income). For the three and nine month periods ended September 30, 2012, other non-operating expense was approximately $39,000 and $69,000, as compared to $328,000 and $769,000 during the three and nine month periods ended September 30, 2011. The 2012 other expense consists primarily of a deposit that was forfeited in connection with withdrawing from a proposed debt financing transaction, as well as professional fees incurred in connection with post-closing requirements related to the acquisition of Bemag Transformer Inc. The 2011 other expense resulted from professional fees and costs incurred in connection with acquisitions, as well as the expenses of our public offering of common stock that was withdrawn due to market conditions.

Provision for Income Taxes. For the three and nine month periods ended September 30, 2012, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 75.0% and 40.8%, respectively, as compared to 16.5% and 23.6% during the three and nine month periods ended September 30, 2011. The increase in our effective tax rate during 2012 primarily reflects a one-time write-off of a $411,000 deferred tax asset which resulted from the transfer of certain manufacturing equipment between our U.S. and Canadian subsidiaries in connection with an equipment financing transaction that closed in July 2012. Without the effect of this non-cash charge, our effective tax rate would have been 26.9% and 28.2% during the three and nine months ended September 30, 2012. In addition, most of our taxable income is derived in Canada where we are subject to lower corporate tax rates relative to our U.S. operations. Therefore, the increase in our effective tax rate during 2012, as compared to 2011, was also due to higher taxable income recognized by our U.S. subsidiaries.

Earnings from Continuing Operations. We generated earnings from continuing operations of $0.2 million and $1.9 million during the three and nine month periods ended September 30, 2012, respectively, as compared to $0.3 million and $1.9 million during the three and nine month periods ended September 30, 2011. During 2012 as compared to 2011, our earnings from continuing operations benefitted from a higher operating income on increased sales for the reasons described above, partially offset by increased interest expense, a one-time non-cash income tax charge and the effect of a higher effective income tax rate. Earnings from continuing operations per basic and diluted share were $0.04 and $0.33 for the three and nine month periods ended September 30, 2012, respectively, as compared to $0.05 and $0.32 for the three and nine month periods ended September 30, 2011.

Backlog. Our order backlog at September 30, 2012 was $27.7 million, as compared to $24.8 million at December 31, 2011 and $23.4 million at September 30, 2011. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during the next six months.

Discontinued Operations

As a result of our plan to divest Pioneer Wind Energy Systems Inc., the assets and liabilities of the business are considered held for sale as at September 30, 2012 and therefore the financial results are reported as discontinued operations in the consolidated financial statements. For the three and nine month periods ended September 30, 2012, our loss from discontinued operations was approximately $0.0 and $0.2 million, respectively, as compared to $2.0 million and $2.4 million during the three and nine month periods ended September 30, 2011. The 2012 net losses reflect ongoing operating and administrative expenses, costs related to asset disposals and a charge of $0.2 million related to doubtful accounts. See Note 3 “Discontinued Operations” in the notes to our consolidated financial statements for further information.

Liquidity and Capital Resources

General. At September 30, 2012, we had $0.1 million of cash and cash equivalents and total debt, including capital lease obligations, of $19.7 million. We have historically met our cash needs through a combination of cash flows from operating activities and short-term bank borrowings. Our cash requirements are generally for operating activities, debt repayment and capital improvements. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash used by our operating activities was approximately $1.7 million during the nine months ended September 30, 2012, compared to cash used by our operating activities of $0.2 million during the nine months ended September 30, 2011. The principal elements of cash used for operating activities during the nine months ended September 30, 2012 were $4.7 million for working capital to support our revenue growth during the period, $0.2 million related to deferred taxes and pension costs, plus $0.1 million used for discontinued operations. These uses of cash during the period were partially offset by net earnings from continuing operations of $1.9 million and $1.4 million of non-cash expenses consisting of depreciation, amortization and stock-based compensation.

Cash used in investing activities during the nine months ended September 30, 2012 was approximately $1.8 million, as compared to $8.9 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2012 our cash used in investing activities increased primarily due to the purchase of the land and buildings comprising our Canadian dry-type transformer manufacturing facility for approximately $1.1 million. Also during 2012, we made a loan of $0.3 million to the developer of a renewable energy project in the U.S. which was extended for the purpose of securing a purchase order for our transformers. Additions to our property, plant and equipment in the ordinary course of business were $0.5 million during the nine months ended September 30, 2012, as compared to $0.7 million during the nine months ended September 30, 2011.

Cash provided by our financing activities was approximately $2.4 million during the nine months ended September 30, 2012, compared to cash provided of $8.5 million during the nine months ended September 30, 2011. During the 2012 period, the increase in cash from financing activities resulted from $2.0 million of increased bank overdrafts and borrowings under our revolving credit facilities, plus $1.1 million of new term debt for a facility purchase, less approximately $0.7 million which was used to pay down our outstanding term loan bank debt and capital lease obligations. During the nine months ended September 30, 2011, the significant increase in our cash from financing activities resulted from approximately $9.7 million of new borrowings provided by our Canadian credit facilities for the acquisition of Bemag Transformer Inc., the purchase of certain assets from Vermont Transformers, Inc. and to finance the expansion of our liquid-filled transformer manufacturing plant. Also during the 2011 period, our short term bank borrowings and overdrafts increased by $2.1 million and we repaid approximately $3.4 million of long-term debt and capital lease obligations.

Canadian Credit Facilities. In June 2011, Pioneer Electrogroup Canada Inc., our wholly owned subsidiary and the parent company of Pioneer Transformers Ltd., Bemag Transformer Inc. and Pioneer Wind Energy Systems Inc. entered into a letter loan agreement with our Canadian bank (the “Canadian Facilities”) that replaced and superseded all of our prior financing arrangements with such bank.

The Canadian Facilities provide for up to $23.0 million CAD (approximately $23.4 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million CAD term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to our U.S. corporations, a $50,000 CAD Corporate MasterCard credit facility and a $1.0 million CAD foreign exchange settlement risk facility.

As of September 30, 2012, we had approximately $3.1 million outstanding under Facility A, $1.6 million outstanding under Facility B and $9.3 million outstanding under Facility C.

United States Credit Facilities. Our Jefferson Electric, Inc. subsidiary has a loan agreement with a U.S. bank that includes a revolving credit facility with a borrowing base limit of $6.0 million. Effective as of October 31, 2012, the credit facility was extended for an additional year and now bears interest according to a pricing grid, ranging from 2.25% to 3.50% above one month LIBOR, depending on Jefferson Electric, Inc.’s debt service coverage ratio. As of September 30, 2012, there was approximately $4.3 million outstanding under the revolving credit facility.

Nexus Promissory Note. On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), a subsidiary of Jefferson Electric, Inc., entered into a term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). At closing, GE Capital Mexico advanced to Nexus approximately $1.7 million under the term loan agreement, the net proceeds of which were used to fully repay a term note owed by Jefferson Electric, Inc. to its U.S. bank, as well as to reduce the outstanding balance under its revolving credit facility with the bank.

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

Capital Expenditures. During the last twelve months, we completed the expansion of our liquid-filled transformer manufacturing facility at a cost of approximately $2.0 million and purchased our dry-type transformer facility and land in Canada at a cost of approximately $1.1 million. We are currently formulating a plan to expand and add new production equipment to the dry-type facility we recently purchased, a project which may cost approximately $1.5 million and is likely to commence before the end of the year. Otherwise, we have no major future capital projects planned, or significant replacement spending anticipated, during 2012 and 2013.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2012, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: November 14, 2012	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: November 14, 2012	/s/ Andrew Minkow
Andrew Minkow Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer duly authorized to sign on behalf of Registrant)

Exhibit No.	Description

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).
4.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).
4.2	Form of $10.00 Warrant (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).
4.3	Form of $16.25 Warrant (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).
4.4	Warrant to Purchase Common Stock, dated April 30, 2010, issued to Thomas Klink (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).
4.5	Warrant to Purchase Common Stock, dated April 26, 2010 (Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 1, 2010).
4.6	Form of Warrant to Purchase Common Stock, dated May 11, 2010, issued to investor relations firm and its designees (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 20, 2011).
10.1*	Eighth Amendment to Loan and Security Agreement, dated October 31, 2012, by and between Jefferson Electric, Inc. and Johnson Bank
10.2*	Term Loan Agreement, dated July 25, 2012, by and between Nexus Magneticos S. de R.L. de C.V. and GE CF Mexico, S.A. de C.V.
10.3*	Irrevocable Transfer of Title and Guaranty Trust Agreement, dated July 25, 2012, by and among, Nexus Magneticos S. de R.L. de C.V. and GE CF Mexico, S.A. de C.V., Jefferson Electric, Inc., GE CF Mexico, S.A. de C.V. and Banco Invex, S.A.
10.4*	Corporate Guaranty, dated July 25, 2011, by and between Pioneer Power Solutions, Inc. and GE CF Mexico, S.A. de C.V.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

- 19 -