Form 10-Q/A
period 2012-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2012-11-16
CIK 1449792

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

Explanatory Note

Pioneer Power Solutions, Inc. is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on November 14, 2012, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T, which exhibit was delayed due to a temporary hardship as a result of Hurricane Sandy.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update any related disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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