Form 10-K
period 2012-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2013-04-01
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

______________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date, was approximately $6.2 million.  For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 1, 2013
Common Stock, $0.001 par value	5,907,255

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

PART I

ITEM 1. BUSINESS.

Overview

We are a manufacturer of specialty electrical equipment and provide a broad range of custom-engineered and general purpose electrical transformers for applications in the utility, industrial and commercial segments of the electrical transmission and distribution industry. We are headquartered in Fort Lee, New Jersey and operate from seven additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

Our largest customers, which include a number of recognized national and regional utilities and industrial companies, are located in North America. In addition, we sell our products through hundreds of electrical distributors served by our network of 14 independently-operated stocking locations throughout the U.S. and Canada. We intend to grow our business, both through acquisitions and internal product development, by increasing the scope of highly-engineered solutions we offer our customers for their specific electrical applications.

Recent Events

On March 6, 2013, we acquired Power Systems Solutions, Inc., a Minneapolis-based provider of paralleling switchgear and engine generator controls. We intend to make significant new investments in this area of our electrical business, increasing our penetration into markets for emergency backup power and distributed generation products.

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

Transformers are integral to every electrical transmission and distribution system. Electric utilities use transformers for the construction and maintenance of their power networks. Industrial firms use transformers to supply factories with electricity and to distribute power to production machinery. The renewable energy industry uses transformers to connect new sources of electricity generation to the power grid. The construction industry uses transformers for the supply of electricity to new homes and buildings and original equipment manufacturers use custom transformers as a component part of the systems they make.

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

Switchgear Products

There are many different classes of switchgear, a term which refers to a system of electrical disconnects, fuses and circuit breakers whose general function is to distribute, monitor and control the flow of electrical energy, while isolating and protecting critical equipment such as transformers, motors and other machinery. The primary function of our switchgear is to: reliably switch the power source to the load, protect and operate the power generation source(s), meter output and provide paralleling and load sharing capability between multiple on-site power sources and the utility grid. Our paralleling switchgear products are an integral component to ensuring optimal power generation and electrical distribution system performance, both for primary and backup power installations. These installations typically include data centers, hospitals, industrial facilities, office complexes, remote locations not connected to the power grid and other sites where emergency backup power sources are a necessity to protect operations from the consequences of power outages.

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

Acquisitions

We believe a disciplined acquisition program is a key component to accelerating our growth and we intend to acquire businesses that broaden the range of customer solutions we provide, increase our market share or expand our geographic reach. In addition to transformer manufacturers, we also intend to acquire producers of other technically-advanced, customized, ancillary or complementary products that address market segments where we seek further penetration -- such as in rail transportation, mining, oil drilling and refining, backup power and renewable energy. We operate in a highly fragmented industry that is served by a few global diversified electrical equipment manufacturers and numerous small manufacturing companies that provide niche products and services to various sub-segments of the power transmission and distribution market. We favor candidates that have competencies and business characteristics similar to our own, and those that we expect will benefit from some of the major trends affecting our industry. Our acquisitions since 2010 of Jefferson Electric, Inc., Bemag Transformer Inc. and Power Systems Solutions, Inc. are examples of the implementation of our acquisition strategy.

Internal Growth

We intend to build our revenue and earnings at rates exceeding industry norms by continuing our sales and product mix advancement towards more highly valued, specialized products. We intend to accomplish this goal within our liquid-filled transformer business by emphasizing the sale of more small and medium power, network and subsurface transformers to new and existing utility customers, particularly in the U.S. In 2012, we completed an expansion of our Granby, Quebec facility to increase our manufacturing capacity for these more sophisticated products.

We expect our internal growth objectives for dry-type transformers to be met primarily through the 2011 addition of medium voltage units to our customer offering. During 2012, we purchased the land and building in Farnham, Quebec where these products are manufactured as part of our plan to add 16,000 square feet of production space dedicated entirely to these products. The expansion project will be complete by mid-2013. In addition, we intend to meet our growth objectives by expanding the geographic coverage and productivity of our national distribution network, as well as by continuing to expand our direct sales channel with original equipment manufacturers (OEMs) and brand label customers.

Our Industry

The market for electric transmission and distribution equipment is large and has grown over the last several decades. According to a May 2011 study by The Freedonia Group, a market research firm, total U.S. demand for electric transmission and distribution equipment was $20 billion in 2010 and was distributed by product category as follows: switchgear (49%), transformers (39%), meters (6%) and pole/line hardware (6%). The primary focus of our business today is power and distribution transformers and electric utilities accounted for approximately 60% of all purchases of such products in the U.S. during 2010. Utilities purchase transformers to replace old equipment, maintain system reliability, achieve efficiency improvements and for grid expansion. Demand is also sensitive to overall economic conditions, particularly with respect to the level of industrial production and investment in commercial and residential construction. Other market demand factors include voltage conversion, voltage unit upgrades, electrical equipment failures, higher energy costs, stricter environmental regulations and investment in sources of renewable energy generation.

According to The Freedonia Group report, total demand for transformers is forecast to grow from $7.7 billion in 2010 to approximately $10.1 billion by 2015. Based on the classes of transformers surveyed by the market research firm, we estimate that our product portfolio addresses a $3.3 billion U.S. market (in 2010) which is expected to grow to $4.5 billion by 2015, or by approximately 6.0% per year. We believe several of the key industry trends supporting this growth estimate are as follows:

•	Aging and Overburdened North American Power Grid — The aging and overburdened North American power grid is expected to require significant capital expenditures to upgrade the existing infrastructure over the next several years to maintain adequate levels of reliability and efficiency. According to the North American Electric Reliability Corp. (NERC), Level 5 Transmission Load Relief (TLR) events, which are triggered when power outages are imminent or in progress, have grown at a 27% compounded annual growth rate from 2002 to 2012. These events demonstrate the current power grid’s inadequate capacity to accommodate all requests for reliable power. Significant capital investment will be required to relieve congestion, meet growing demand, achieve targets for efficiency, emissions, renewable sources and to replace components of the U.S. power grid operating at, near or past their planned service lives.

•	Increasing Demand for Electricity — The Department of Energy’s Energy Information Administration, or EIA, forecasts that total electricity use in the U.S. will increase by approximately 30% from 2008 to 2035. This increase is driven by population growth, economic expansion, increasing dependence on computing power throughout the economy and the increased use of electrical devices in the home. In order to meet growing demand for electricity in North America, substantial investment in increased electrical grid capacity and efficiency will be required, as well as the addition of specialized equipment to help ensure the reliability and quality of electricity for critical applications. In response to these challenges, there is an increasing trend among commercial and industrial companies to invest in on-site power sources, both for standby purposes or to reduce the amount of electricity they draw from the utility grid during peak periods.

•	Mandates for Renewable Power Sources — North American federal, state, provincial, and local governments have enacted and are considering legislation and regulations aimed at increasing energy efficiency and encouraging expansion of renewable energy generation. In particular, 30 states and the District of Columbia have adopted mandatory renewable portfolio standards, or RPS, which require utilities to supply a specified percentage of their electricity from renewable sources. We believe that factors will drive investment growth in infrastructure to transport and integrate electricity from various sources within the transmission and distribution grid, as well as increased spending on products we manufacture for the on-site conversion and distribution of power from wind and solar energy plants.

•	Legislative Support — The U.S. government has directed significant resources towards the modernization and improvement of the U.S. electric grid. The legislative developments continue to promote growth and investment in electric transmission and distribution infrastructure by encouraging electricity providers to expand capacity and relieve grid congestion. The Energy Policy Act of 2005 established mandatory grid reliability standards and created incentives to increase electric transmission and distribution infrastructure investments. Incentives associated with such law ensured that utilities (who represent our largest customer segment) are better positioned to finance and realize system enhancement projects. In addition, the American Recovery and Reinvestment Act of 2009 allocated $4.5 billion to improve electricity delivery and energy reliability through modernization of the electric transmission and distribution infrastructure.

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

Customers

In 2012, approximately 62% of our sales were to Canadian customers, including many of Canada’s electrical utilities, municipal power systems, large industrial companies, engineering and construction firms and a number of electrical distributors. Another 36% of our sales in 2012 were to U.S. customers, represented in large part by companies involved in commercial construction. The remaining 2% of our sales were to export customers primarily serving the Central and Latin American markets. We sold our electrical transformers to approximately 1,900 individual customers in 2012 and our twenty largest customers represented approximately 66% of our consolidated revenue.

We have a significant number of repeat customers and long-standing relationships with engineering, procurement and construction (EPC) firms hired by end-users to select products such as ours. Our customers order from us as their needs may require, and the level of such orders may change significantly from period to period based on changes in the scheduling of their projects or size of their capital budget. Despite these factors causing variability in our revenue, our repeat order frequency has been very consistent from year to year. Approximately 89% of our revenue in 2012 originated from customers who also ordered from us in 2011.

Approximately 19% and 21% of our sales in 2012 and 2011, respectively, were made to Hydro-Quebec Utility Company (“Hydro-Quebec”), a provincial government-owned utility in the Province of Quebec, Canada. The majority of our sales to Hydro-Quebec are made pursuant to a long-term contract for the supply of pad-mount transformers that was renewed in 2010, at which time we were also awarded an additional contract by Hydro-Quebec for the supply of submersible transformers. Both contracts had two-year initial terms that expired during the second quarter of 2012, and two one-year renewal options at Hydro-Quebec’s option that provided for a maximum term of four years each. In February 2013, Hydro-Quebec exercised its last remaining option to extend each contract by another year, to April 2014. The contracts set forth the terms, conditions and rights of the parties with respect to the supply of the subject products including ordering and delivery procedures, required technical specifications, minimum performance standards, product pricing and price adjustment mechanisms, terms of payment and rights of termination. The contracts do not require Hydro-Quebec to order any minimum quantity of products from us and do not grant us any form of supply exclusivity. Hydro-Quebec has been a customer of ours and our predecessors for approximately 45 years, over which time we have been party to consecutive long-term contracts for an uninterrupted period spanning several decades. We believe the status of our business relationship with Hydro-Quebec to be good.

In addition, Siemens Industry, Inc. and its affiliated companies (“Siemens”) accounted for 12% and 11% of our consolidated sales in 2012 and 2011, respectively, primarily through purchases from our Jefferson Electric, Inc. subsidiary. Aside from Hydro-Quebec and Siemens, we do not believe that the loss of any specific customer would have a material adverse effect on our business.

Marketing, Sales and Distribution

A substantial portion of the transformers manufactured by us, and all of the switchgear products we offer, are sold directly to customers by our full-time sales personnel and executive management operating from our office locations in the U.S. and Canada. Our transformer products are also sold through a network of independent sales agents throughout North America that sell primarily to full-line electrical distributors and to maintenance, repair and overhaul organizations. Our direct sales force markets to end users and to third parties, such as original equipment manufacturers and engineering firms, that prescribe the specifications and parameters that control the applications of our products.

Sales Backlog

Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our transformer products that are not yet complete or for which work has not yet begun. Our sales backlog as of December 31, 2012 was approximately $23.6 million, as compared to $24.8 million as of December 31, 2011. We anticipate that most of our current backlog will be delivered during 2013. Orders included in our sales backlog are represented by customer purchase orders and contracts that we believe to be firm.

Competition

We experience intense competition from a large number of electrical equipment manufacturers and from distributors of such equipment. The number and size of our competitors varies considerably by product line, with many of our competitors tending to be small, highly specialized or focused on a certain geographic market area or customer. However, several of our competitors have substantially greater financial and technical resources than us, including some of the world’s largest electrical products companies. A representative list of our competitors includes ABB Ltd., Actuant Corporation, Carte International, Inc., Eaton Corporation plc, General Electric Company, Schneider Electric SA, Hammond Power Solutions Inc., Howard Industries, Inc. and Partner Technologies, Inc.

We believe that we compete primarily on the basis of technical support and application expertise, engineering and manufacturing capabilities, equipment rating, quality, scheduling and price. In all our electrical equipment businesses, our objective is to focus our efforts on more specialized, proprietary and complex applications. Accordingly, a critical element to the success of our business is responsiveness and flexibility in providing custom-engineered solutions to satisfy customer needs. We believe that our strongest product niches are in the manufacture and design of small power and distribution electrical transformers and in custom-engineered paralleling switchgear for on-site power applications. As a result of our long-time presence in the industry, we possess a number of special designs and libraries of programming code for our equipment that were engineered and developed specifically for our customers. We believe these factors give us a competitive advantage and that they are a major contributor to our frequency of repeat customer orders and the longevity of our customer relationships.

Raw Materials and Suppliers

The principal raw materials purchased by us are core steel, copper wire, aluminum strip and insulating materials including transformer oil. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors. These raw materials and components are available from and supplied by numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We attempt to minimize the effect on our profit margins of unanticipated changes in the prices of raw materials by including index clauses in our customer contracts that allow us to increase or reduce our prices if the costs of raw materials unexpectedly rise or decrease. Approximately 44% of our annual sales are made pursuant to contracts that contain such index clauses, which, subject to various formulae and limitations, permit us to adjust the final prices we charge. We do not anticipate any significant difficulty in satisfying our raw material requirements on reasonable terms and have not experienced any such difficulty in the past several years. Our largest suppliers during 2012 included Essex Group, Inc., JFE Shoji Steel America, Inc., Marubeni-Itochu Corporation, Metelec Ltée and Rea Magnet Wire Co. Inc.

Employees

At December 31, 2012, we had 350 employees consisting of 94 salaried staff and 256 hourly workers. We also had eight part-time employees. Our hourly employees located at our plant in Farnham, Quebec, Canada are covered by a collective bargaining agreement with a provincial labor union that expired in March 2013. We intend to negotiate a new labor agreement with our unionized workforce at this location. Our hourly employees located at our plant in Granby, Quebec, Canada are covered by a collective bargaining agreement with the United Steel Workers of America Local 9414 that expires in May 2015. The hourly employees located at our manufacturing facility in Reynosa, Mexico are also covered by a collective bargaining agreement with a local labor union that has an indefinite term, subject to annual review and negotiation of key provisions. We consider our relationship with our employees to be good.

Environmental

We are subject to numerous environmental laws and regulations concerning, among other areas, air emissions, discharges into waterways and the generation, handling, storing, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing and it is impossible to predict with accuracy the effect they may have on us in the future. Like many other industrial enterprises, our manufacturing operations entail the risk of noncompliance, which may result in fines, penalties and remediation costs, and there can be no assurance that such costs will be insignificant. To our knowledge, we are in substantial compliance with all federal, state, provincial and local environmental protection provisions, and believe that the future compliance cost should not have a material adverse effect on our capital expenditures, earnings or competitive position. However, legal and regulatory requirements in these areas have been increasing and there can be no assurance that significant costs and liabilities will not be incurred in the future due to regulatory noncompliance.

Corporate History

We were originally formed in the State of Nevada in 2008. On November 30, 2009, we merged with and into Pioneer Power Solutions, Inc., a Delaware corporation, for the sole purpose of changing our state of incorporation from Nevada to Delaware and changing our name to “Pioneer Power Solutions, Inc.” On December 2, 2009, pursuant to a share exchange agreement, we acquired all of the issued and outstanding capital stock of Pioneer Transformers Ltd. and our officers and directors at that time were replaced by designees of Pioneer Transformers Ltd. After the share exchange, we divested all of our pre-share exchange operating assets and succeeded to the business of Pioneer Transformers Ltd. as our sole line of business.

On April 30, 2010, we acquired Jefferson Electric, Inc. through a merger pursuant to which JEI Acquisition, Inc., our wholly-owned subsidiary, merged with and into Jefferson Electric, Inc., with Jefferson Electric, Inc. continuing as the surviving corporation and becoming a wholly-owned subsidiary of ours.

On June 7, 2010, through our wholly-owned subsidiary Pioneer Wind Energy Systems Inc., we acquired substantially all the operating assets of AAER Inc., a manufacturer of wind turbines based in Quebec, Canada. On August 13, 2010, we also purchased common shares representing 100% of the voting and economic interests of AAER Inc., including its residual assets and accumulated operating tax losses. In September 2011, we committed to a plan to wind down our Pioneer Wind Energy Systems Inc. subsidiary, which business is now classified in our financial statements under discontinued operations.

On July 1, 2011, through a Canadian wholly-owned subsidiary of ours, we acquired all the capital stock of Bemag Transformer Inc., a Quebec-based manufacturer of low and medium voltage dry-type transformers and custom magnetics.

On March 6, 2013, through our wholly-owned subsidiary Pioneer Critical Power Inc., we acquired substantially all the assets and assumed certain liabilities of Power Systems Solutions, Inc., a Minneapolis-based provider of paralleling switchgear and engine generator controls used in on-site backup power and distributed generation applications.

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

Risks Relating to Our Business and Industry

We may not be able to expand our business through strategic acquisitions, which could decrease our profitability.

A key element of our strategy is to pursue strategic acquisitions that either expand or complement our business in order to increase revenue and earnings. We may not be able to identify additional attractive acquisition candidates on terms favorable to us or in a timely manner. We may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to us, if at all. Moreover, we may not be able to integrate any acquired businesses into our business or to operate any acquired businesses profitably. Recently acquired businesses (such as Jefferson Electric, Inc., Bemag Transformer Inc. and Power Systems Solutions, Inc.) may operate at lower profit margins, which could negatively impact our results of operations. Each of these factors may contribute to our inability to grow our business through strategic acquisitions, which could ultimately result in increased costs without a corresponding increase in revenues, which would result in decreased profitability.

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

In addition, integrating product acquisitions and completing any future acquisitions involve numerous operational and financial risks. These risks include difficulty in assimilating acquired operations, diversion of management’s attention, and the potential loss of key employees or customers of acquired operations.

Our industry is highly competitive.

The electrical transformer industry is highly competitive. Principal competitors in our markets include ABB Ltd., Carte International, Inc., Eaton Corporation plc, General Electric Company, Hammond Power Solutions Inc., Howard Industries, Inc., Partner Technologies, Inc. and Schneider Electric. Many of these competitors, as well as other companies in the broader electrical equipment manufacturing and service industry where we expect to compete, are significantly larger and have substantially greater resources than we do and are able to achieve greater economies of scale and lower cost structures than us and may, therefore, be able to provide their products and services to customers at lower prices than we are able to. Moreover, we cannot be certain that our competitors will not develop the expertise, experience and resources to offer products that are superior in both price and quality to our products. Similarly, we cannot be certain that we will be able to market our business effectively in the face of competition or to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base. Our inability to manage our business in light of the competitive forces we face could have a material adverse effect on our results of operations.

Because we currently derive a significant portion of our revenues from two customers, any decrease in orders from these customers could have an adverse effect on our business, financial condition and operating results.

We depend on Hydro-Quebec for a large portion of our business, and any change in the level of orders from Hydro-Quebec, has, in the past, had a significant impact on our results of operations. In particular, Hydro-Quebec represented approximately 19% and 21% of our net sales in the years ended December 31, 2012 and 2011, respectively. In addition, Siemens accounted for 12% and 11% of our net sales in the years ended December 31, 2012 and 2011, respectively. If either of these customers was to significantly cancel, delay or reduce the amount of business it does with us, for insolvency or other reasons, there could be a material adverse effect on our business, financial condition and operating results. Our long term supply agreements with Hydro-Quebec had an initial term expiring in April 2012, and two one-year extension options, the second of which was exercised by Hydro-Quebec in February 2013. We therefore cannot assure you that Hydro-Quebec will continue to purchase transformers from us in quantities consistent with the past or at all. In addition, our pricing agreement with Siemens does not obligate Siemens to purchase transformers from us in quantities consistent with the past or at all.

Our Bemag Transformer Inc. subsidiary currently derives a significant portion of its revenues from three electrical distributor groups; any decrease in orders from these distributors could have an adverse effect on Bemag Transformer Inc.’s financial condition and operating results.

Bemag Transformer Inc. depends on three electrical distributor groups for a large portion of its business, and any change in the level of orders from these distributors, has, in the past, had a significant impact on Bemag Transformer Inc.’s results of operations. Collectively, purchases from these distributor groups represented approximately 50% of Bemag Transformer Inc.’s sales in 2012. We expect aggregate sales to these distributor groups to continue to represent less than 10% of our consolidated sales in 2013. Our Bemag Transformer Inc. subsidiary has pricing and rebate agreements with these distributor groups that are negotiated annually and, if the pricing and rebate agreements are modified or not renewed in future periods or are less favorable than those offered by competitors, we cannot assure you that these distributor groups will continue to purchase transformers from us in quantities consistent with the past or at all. If any of these distributor groups was to influence our customers to cancel, significantly delay or reduce the amount of business they do with Bemag Transformer Inc., there could be a material adverse effect on our business, financial condition and operating results. Moreover, although Bemag Transformer Inc. has agreements for the sale of its products through these three distributor groups, these agreements do not obligate the groups to distribute transformers from Bemag Transformer Inc. in quantities consistent with the past or at all. If any of these distributor groups were to become insolvent, our business, financial condition and operating results could also be materially adversely affected.

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

A majority of our revenue and a significant portion of our expenditures are derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues. For example, if the Canadian dollar appreciates relative to the U.S. dollar, the fluctuation will result in a positive impact on the revenues that we report. However, if the Canadian dollar depreciates relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the Canadian dollar. Conversely, the impact of currency fluctuations may result in an increase in reported sales despite declining sales when reported in the Canadian dollar. The exchange rate from the U.S. dollar to the Canadian dollar has fluctuated substantially in the past and may continue to do so in the future. Though we may choose to hedge our exposure to foreign currency exchange rate changes in the future, there is no guarantee such hedging, if undertaken, will be successful.

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

Our raw material costs represented approximately 64% and 60% of our revenues for the years ended December 31, 2012 and 2011, respectively. The principal raw materials purchased by us are electrical core steel, copper wire, aluminum strip and insulating materials including transformer oil. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors. These raw materials and components are available from, and supplied by, numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our raw materials in the future.

Our operating subsidiaries have, and are expected to continue to have, credit facilities with restrictive loan covenants that may impact our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

We rely on credit facilities with our Pioneer Transformers Ltd., Bemag Transformer Inc. and Jefferson Electric, Inc. subsidiaries for a significant portion of the cash flow to operate our business and execute our strategy. These credit facilities contain certain covenants that restrict each of these subsidiaries’ ability to, among other things:

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

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2012, our order backlog was $23.6 million. Orders included in our backlog are represented by customer purchase orders and contracts that we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new customer orders received by us during a given period. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

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

Approximately 73% of our workforce is unionized. Our current collective bargaining agreements with our unionized workforces in Canada expire in May 2015, in the case of Pioneer Transformers Ltd., and in the case of Bemag Transformer Inc., expired in March 2013. We intend to negotiate a new collective bargaining agreement with our unionized workforce at Bemag Transformer Inc. There can be no assurance we will be successful in this effort. We have similar labor agreements with our unionized workforce in Reynosa, Mexico that has an indefinite term, subject to annual review and negotiation of key provisions. If we are unable to renew our collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

We are subject to the risks of owning real property.

We own real property, including the land and buildings at two of our manufacturing locations. The ownership of real property subjects us to risks, including: the possibility of environmental contamination and the costs associated with fixing any environmental problems and the risk of damages resulting from such contamination; adverse changes in the value of the property, due to interest rate changes, changes in the neighborhood in which the property is located, or other factors; ongoing maintenance expenses and costs of improvements; the possible need for structural improvements in order to comply with zoning, seismic, disability act or other requirements; and possible disputes with neighboring owners or others.

Our risk management activities may leave us exposed to unidentified or unanticipated risks.

Although we maintain insurance policies for our business, these policies contain deductibles and limits of coverage. We estimate our liabilities for known claims and unpaid claims and expenses based on information available as well as projections for claims incurred but not reported. However, insurance liabilities are difficult to estimate due to various factors and we may be unable to effectively anticipate or measure potential risks to our company. If we suffer unexpected or uncovered losses, any of our insurance policies or programs are terminated for any reason or are not effective in mitigating our risks, we may incur losses that are not covered by our insurance policies or that exceed our accruals or that exceed our coverage limits and could adversely impact our consolidated results of operations, cash flows and financial position.

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

We generate a significant portion of our revenue from operations in Canada and currently derive limited revenue outside of North America. However, international expansion is one of our growth strategies, including Western Europe and Asia, and we expect our revenue and operations outside of North America to expand in the future. These operations will be subject to a variety of risks that we do not face in the U.S., and that we may face only to a limited degree in Canada, including:

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

Market disruptions caused by domestic or international financial crises could affect our ability to meet our liquidity needs at a reasonable cost and our ability to meet long-term commitments, which could adversely affect our financial condition and results of operations.

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

There may be risks associated with the fact that we became a public company through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf. Moreover, regulatory authorities such as the Securities and Exchange Commission and securities exchanges may subject us to heightened scrutiny because of the manner in which we became a public company, which could lead to increased compliance costs or delays in implementing transactions such as financings and acquisitions.

Risks Relating to Our Common Stock

There is, at present, only a limited market for our common stock and we cannot ensure investors that an active market for our common stock will ever develop or be sustained.

There is, at present, only a limited trading market for our common stock. The price at which our common stock may be sold is very unpredictable because there are very few trades in our common stock. Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price. In addition, our common stock currently trades on the OTC Bulletin Board, which generally lacks the liquidity, research coverage and institutional investor following of a national stock exchange like the NYSE MKT, the New York Stock Exchange or the Nasdaq Stock Market. While we intend to list our common stock on a national stock exchange once we satisfy the initial listing standards for such an exchange, we currently do not, and may not ever, satisfy such initial listing standards. Furthermore, in order for us to satisfy these initial listing standards, we may be required to effectuate a potentially dilutive offering or a reverse stock split. Should we nonetheless fail to satisfy the initial listing standards for a national stock exchange or should our common stock be otherwise rejected for listing and remain on the OTC Bulletin Board or be suspended from the OTC Bulletin Board, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Location	Description	Approximate Square Footage	Owned or Lease Expiration Date
Granby, Quebec	Manufacturing and administration	50,000	Owned
Farnham, Quebec	Manufacturing and administration	69,000	Owned
Reynosa, Mexico	Manufacturing	52,000	March 2016
Pharr, Texas	Distribution warehouse	22,000	August 2013
Franklin, Wisconsin	Sales, marketing, engineering and administration	5,000	December 2013
Brooklyn Park, Minnesota	Manufacturing, sales, engineering and administration	16,000	March 2016
Mississauga, Ontario	Sales and engineering	1,400	July 2016
Fort Lee, New Jersey	Corporate management and sales office	1,200	July 2014

We believe our manufacturing and distribution facilities are well maintained, in proper condition to operate at higher than current levels and are adequately insured. We do not anticipate significant difficulty in renewing or extending existing leases as they expire, or in replacing them with equivalent facilities or office locations. Of the owned properties, both are subject to encumbrances with a bank, in amounts that we do not believe are material to our operations.

ITEM 3. LEGAL PROCEEDINGS.

We are not presently a party to any material legal proceedings nor are we aware of any such threatened or pending litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the trading symbol PPSI. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The quotes are adjusted to reflect the one-for-five reverse stock split that occurred on June 20, 2011.

Fiscal Year	Period	High	Low
2012	First Quarter Ended March 31	4.50	2.00
	Second Quarter Ended June 30	5.00	2.00
	Third Quarter Ended September 30	5.51	4.55
	Fourth Quarter Ended December 31	6.50	5.51

2011	First Quarter Ended March 31	17.00	7.50
	Second Quarter Ended June 30	15.45	13.25
	Third Quarter Ended September 30	15.25	8.00
	Fourth Quarter Ended December 31	15.00	4.00

The last reported sales price of our common stock on the OTC Bulletin Board on March 29, 2013, was $5.60 per share. As of March 29, 2013, there were 22 holders of record of our common stock.

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock. Rather, we intend to retain future earnings to fund the operation and expansion of our business and for general corporate purposes. Subject to legal and contractual limits, our board of directors will make any decision as to whether to pay dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Recent Events

We are a manufacturer of specialty electrical equipment and a broad range of custom-engineered and general purpose electrical transformers for applications in the utility, industrial and commercial segments of the electrical transmission and distribution industry. We are headquartered in Fort Lee, New Jersey and operate from seven additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

On April 30, 2010, we completed the acquisition of Jefferson Electric, Inc., a Wisconsin-based manufacturer and supplier of dry-type transformers. Through transactions completed in June and August 2010, we acquired substantially all the assets and the capital stock of AAER Inc. to form Pioneer Wind Energy Systems Inc., a business which has since been discontinued.

On June 1, 2011, our board of directors authorized a one-for-five reverse stock split which took effect on June 20, 2011. All share and related option and warrant information presented in the following discussion and analysis of our financial condition and results of operations and the accompanying consolidated financial statements has been retroactively adjusted to reflect the reduced number of shares outstanding which resulted from this action.

On July 1, 2011, we completed the acquisition of all the capital stock of Bemag Transformer Inc., a Quebec-based manufacturer of low and medium voltage dry-type transformers and custom magnetics. Also on such date, we acquired all the machinery and equipment assets of Vermont Transformer, Inc., the former U.S. affiliate of Bemag Transformer Inc.

On March 6, 2013, through our wholly-owned subsidiary Pioneer Critical Power Inc., we acquired substantially all the assets and assumed certain liabilities of Power Systems Solutions, Inc., a Minneapolis-based provider of paralleling switchgear and engine generator controls used in on-site backup power and distributed generation applications. As this transaction occurred following the completion of our fiscal year ended December 31, 2012, the following discussion and analysis of our financial condition and results of operations and the accompanying consolidated financial statements do not reflect the impact of Pioneer Critical Power Inc. on our results of operations or financial condition for any periods presented.

Foreign Currency Exchange Rates

Although we have elected to report our results in accordance with generally accepted accounting principles in the U.S. and in U.S. dollars, several of our subsidiaries are Canadian entities whose functional currencies are the Canadian dollar. As such, the financial position, results of operations, cash flows and equity of these subsidiaries are initially consolidated in Canadian dollars. The subsidiaries’ assets and liabilities are then translated from Canadian dollars to U.S. dollars by applying the foreign currency exchange rate in effect at the balance sheet date, while the results of their operations and cash flows are translated to U.S. dollars by applying the average foreign currency exchange rate in effect during the reporting period. The resulting translation adjustments are included in other comprehensive income or loss.

The financial position and operating results of our Canadian subsidiaries have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2012			2011
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.9975	$1.0012	$1.0012	$0.9696	$0.9860	$0.9860
June 30	$1.0181	$1.0102	$1.0057	$0.9645	$0.9676	$0.9768
September 30	$0.9832	$0.9948	$1.0021	$1.0482	$0.9802	$0.9780
December 31	$0.9949	$0.9913	$0.9994	$1.0170	$1.0231	$0.9891

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

Changes in Accounting Principles

No significant changes in accounting principles were adopted during 2011 and 2012, except for the following:

Fair Value Measurements. We adopted certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” effective January 1, 2012. These amendments include a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures. Their adoption did not have a material impact on our consolidated financial statements.

Comprehensive Income. We adopted the amendments to ASC 220, “Comprehensive Income,” effective January 1, 2012. The amendments pertained to presentation and disclosure only.

Intangibles – Goodwill & Other. We adopted the amendments to ASC 350, “Intangibles-Goodwill and Others,” effective January 1, 2012. The amended guidance allows us to do an initial qualitative assessment of relevant events and circumstances to determine if fair value of a reporting unit is more likely than not to be less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The adoption of these amendments did not have a material impact on our consolidated financial statements.

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenue. For the year ended December 31, 2012, our consolidated revenue increased by $15.2 million, or 22.1%, to $84.0 million, up from $68.8 million during the year ended December 31, 2011. Approximately $7.0 million of the revenue increase reflects year-over-year growth in our dry-type transformer products (15.1%) and our liquid-filled transformer products (2.8%). On a combined basis, these respective increases correspond to 10.2% overall organic growth in our revenue during the year ended December 31, 2012. The remaining $8.2 million increase in our revenue during 2012, as compared to 2011, resulted from an acquisition. During 2012, we had six additional months of operations for the Canadian dry-type transformer business we acquired.

In 2012, sales to distributors and to engineering, procurement and construction (EPC) firms represented approximately 50% of our consolidated revenue. Distributors typically use our products in connection with commercial construction projects and EPC firms use our products for a wide variety of applications, the exact nature of which is not always disclosed to us. In the U.S., sales to these customer classes grew by approximately 22%, driven by a renewed pace of commercial construction orders and the expansion of our supply arrangement with a key brand label customer. Excluding growth from the effect of the acquisition we completed in 2011, our Canadian distributor and EPC firm sales were flat in comparison to the prior year, with a mid-single digit percentage increase in our dry-type transformer volume, offset by a decrease in shipments of our liquid-filled product types.

Sales to utilities in 2012 represented approximately 32% of our consolidated revenue and grew by 23% as compared to 2011. Our utility sales benefitted from strong, mostly cyclically-driven increases among many of our perennial customers. Sales to our commercial and industrial customers represented the remaining 18% of our consolidated revenue and decreased by approximately 2% as compared to 2011. In any one period, our commercial and industrial revenue is usually derived from a concentrated group of customers and is tied to several large projects which by their nature are non-recurring. The small decrease in our commercial and industrial sales in 2012 was driven by fewer orders for industrial projects, as compared to 2011 which benefitted from one particularly large Canadian energy project order.

Gross Margin. For the year ended December 31, 2012, our gross margin percentage decreased to 22.6% of revenues, compared to 23.2% during the year ended December 31, 2011. This decrease was anticipated due to the acquisition-driven shift in our sales mix towards dry-type transformers which represented approximately 54% of consolidated sales during 2012, as compared to only 46% in 2011. We generally expect this product line to achieve lower gross margins than our liquid-filled transformers because approximately 77% of our dry-type sales volume consists of general purpose units sold wholesale to a large number of electrical distributors in the more price-competitive distribution sales channel. By contrast, the majority of our liquid-filled transformer sales are on a direct-to-customer basis and they are frequently engineered-to-order, which generally warrants a higher gross margin percentage.

During the year ended December 31, 2012, we experienced a 2.8% gross margin increase in our liquid-filled product line due mainly to variations in sales mix. In our dry-type transformer line, gross margin declined 3.2% driven by significantly higher sales of standardized units into the commercial construction market, including to our brand label customers.

Selling, General and Administrative Expense. For the year ended December 31, 2012, selling, general and administrative expense increased by approximately $2.1 million, or 19.1%, to $13.2 million, as compared to $11.1 million during the year ended December 31, 2011. Approximately half the increase was due to the fact that our selling, general and administrative expense for the year ended December 31, 2012 included six additional months of operations for the business we acquired during 2011. The remainder of the increase was primarily attributable to higher variable selling costs associated with the increase in our sales to distributors. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 15.7% in 2012, as compared to 16.1% in 2011.

Foreign Exchange (Gain) Loss. For the year ended December 31, 2012, approximately 63% of our consolidated operating revenues were denominated in Canadian dollars, and the majority of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the year ended December 31, 2012, we recorded a gain of $0.2 million due to currency fluctuations, compared to a loss of approximately $0.2 million during the year ended December 31, 2011.

Interest Expense. For the year ended December 31, 2012, our interest expense was approximately $0.9 million, as compared to $0.6 million for the year ended December 31, 2011. Our interest expense consists primarily of charges related to our credit facilities and bank term loans. The aggregate outstanding balance of our total debt decreased by $0.8 million during the year ended December 31, 2012, but our average outstanding borrowings were higher as compared to 2011 due to the acquisition debt financing we completed in July 2011.

Other Expense. For the year ended December 31, 2012, our other non-operating expense of $0.1 million consists of a deposit that was forfeited due to our withdrawal from a proposed debt financing transaction, as well as professional fees incurred in connection with the post-closing requirements of our 2011 acquisition. For the year ended December 31, 2011, our other expense of $0.8 million consisted of approximately $0.4 million of professional fees and restructuring costs related to the acquisition, plus $0.5 million of expense related to our public offering of common stock that was withdrawn due to market conditions.

Provision for Income Taxes. Our provision reflects an effective tax rate on earnings from continuing operations of 35.2% in 2012, as compared to 23.8% in 2011. The increase in our effective tax rate during 2012 primarily reflects a one-time write-off of a $0.4 million deferred tax asset. The write-off resulted from an intercompany ownership transfer of certain manufacturing equipment between our U.S. and Canadian subsidiaries in connection with a financing transaction. Without the effect of this non-cash charge, our effective tax rate would have been 26.9% during the year ended December 31, 2012. Most of our taxable income is derived in Canada where we are subject to lower corporate tax rates relative to our U.S. operations.

Earnings from Continuing Operations. We generated net earnings from continuing operations of $3.2 million for the year ended December 31, 2012, as compared to $2.5 million during the year ended December 31, 2011. In 2012, our earnings from continuing operations per basic and diluted share was $0.54, as compared to $0.42 during the year ended December 31, 2011. There was no change in the number of common shares we had outstanding between 2012 and 2011. Our earnings from continuing operations benefitted from a higher operating income margin on increased sales, together with lower non-operating costs for the reasons described above. These improvements, as compared to the prior year, were partially offset by increased interest expense, a one-time income tax charge and the effect of a higher effective income tax rate.

Backlog. Our order backlog at December 31, 2012 was $23.6 million, as compared to $24.8 million at December 31, 2011. Approximately 85% of our backlog is derived from utility, commercial and industrial customer orders for our liquid-immersed transformers. These products generally entail longer lead times and higher average selling prices than our dry-type transformers. The $1.2 million decrease in our backlog between 2012 and 2011 resulted from our receipt and shipment of several large dry-type transformer orders to construction projects that were non-recurring in nature. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2013. New orders placed during the year ended December 31, 2012 totaled $88.7 million, an increase of approximately 13% compared to new orders of $78.4 million that were placed during the year ended December 31, 2011.

Discontinued Operations

As a result of our activities to liquidate Pioneer Wind Energy Systems Inc., the assets and liabilities of the business are considered held for sale at December 31, 2012 and therefore its financial results are reported as discontinued operations in the consolidated financial statements. See “Item 8. Financial Statements and Supplementary Data – Note 5 Discontinued Operations” for further information. The following table summarizes the results of discontinued operations (in thousands):

	Year Ended December 31,
	2012	2011
Net sales	$230	$0
Loss from operations of discontinued business (1)	(199)	(2,531)
Income tax expense	0	0
Loss from discontinued operations, net of tax	$(199)	$(2,531)

(1) Includes non-cash asset impairment charges of $1.6 million during the year ended December 31, 2011.

Liquidity and Capital Resources

General. At December 31, 2012, we had cash and cash equivalents of approximately $0.5 million and total debt, including capital lease obligations, of $17.1 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided by (Used in) Operating Activities. Our operating activities generated cash flow of $2.4 million during the year ended December 31, 2012, as compared to cash flow from operating activities of $1.6 million during the year ended December 31, 2011. The $0.8 million increase in our operating cash flow during 2012 was primarily due to our improved earnings from continuing operations, for the reasons described above, together with a reduction in cash used by our former wind energy business, the discontinuation of which we announced on September 30, 2011. The principal elements of cash flow from operating activities during 2012 were net earnings from continuing operations of $3.2 million, plus $1.8 million of non-cash expenses consisting of depreciation, amortization and stock-based compensation, less $2.3 million of cash used for working capital to support our revenue growth, $0.2 million of cash used by discontinued operations and $0.1 million related to deferred taxes and pension expense.

Cash Provided by (Used in) Investing Activities. Cash used in our investing activities during the year ended December 31, 2012 was approximately $2.4 million, as compared to $9.5 million during the year ended December 31, 2011. During 2012, our cash used in investing activities included the purchase and current expansion of the property comprising our Canadian dry-type transformer manufacturing facility for approximately $1.4 million. Also during 2012, we made a loan of $0.3 million to the developer of a renewable energy project for the purpose of securing a purchase order for our transformers. Additions to our property, plant and equipment in the ordinary course of business were $0.7 million during the year ended December 31, 2012. During 2011, we used approximately $7.8 million to acquire Bemag Transformer Inc., including the machinery and equipment assets of its former U.S. affiliate, Vermont Transformer, Inc. We also made additions to our property, plant and equipment of $1.4 million, consisting primarily of expenditures to complete the expansion of our liquid-filled transformer facility in Quebec, as well as logistics and installation costs related to the assets we acquired from Vermont Transformer, Inc. In 2011, we made the first $0.3 million loan installment to the renewable energy project owned referred to above.

Cash Provided by (Used in) Financing Activities. Cash used by our financing activities was approximately $1.0 million during the year ended December 31, 2012, as compared to $8.8 million of cash provided from financing activities during the year ended December 31, 2011. During the 2012 period, the net decrease in our outstanding borrowings reflects the combination of $2.4 million of scheduled term loan amortization and the payoff of all our U.S. bank term debt that was due, approximately $1.1 million of cash flow used to pay down our revolving credit facilities, offset by $2.5 million of new term loan borrowings used to purchase one of our Canadian facilities and to finance existing equipment at our Mexico location. During the 2011 period, we obtained $10.0 million of new long-term borrowings under our Canadian credit facilities for acquisitions and major capital projects. Offsetting this increase in our long-term debt, we used $3.7 million of cash to repay, rather than assume, the debt of Bemag Transformer Inc. ($2.8 million), as well as to make principal payments on the debt of our other subsidiaries. In addition, during the year ended December 31, 2011, our short term bank borrowings and overdrafts increased by $2.5 million.

Working Capital. As of December 31, 2012, we had net working capital of $6.5 million, including $0.5 million of cash and equivalents, compared to net working capital of $3.8 million, including $1.4 million of cash and equivalents at December 31, 2011. Our current assets were 1.3 times our current liabilities at December 31, 2012, as compared to 1.2 times at the end of the prior year. At December 31, 2012 and 2011, we had $4.7 million and $4.8 million, respectively, of available and unused borrowing capacity from our revolving credit facilities. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Canadian Credit Facilities. Our subsidiaries have maintained credit facilities with our Canadian bank since October 2009. In June 2011, Pioneer Electrogroup Canada Inc., our wholly owned subsidiary and the parent company of all our active subsidiaries in Canada entered into a letter loan agreement with the bank (the “Canadian Facilities”) that replaced and superseded all of our prior financing arrangements with such bank.

The Canadian Facilities provide for up to $23.0 million Canadian dollars (“CAD”) (approximately $23.1 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million CAD term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to our U.S. corporations, a $50,000 CAD Corporate MasterCard credit facility and a $1.0 million CAD foreign exchange settlement risk facility.

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

As of December 31, 2012, we had approximately $0.2 million outstanding under Facility A, $1.5 million outstanding under Facility B and $9.1 million outstanding under Facility C and we were in compliance with the financial covenant requirements under the Canadian Facilities.

U.S. Credit Facilities. Our Jefferson Electric, Inc. subsidiary has a loan agreement with a U.S. bank that includes a revolving credit facility with a borrowing base limit of $6.0 million. Effective as of October 31, 2012, the credit facility was extended for an additional year and bears interest according to a pricing grid, ranging from 2.25% to 3.50% above one month LIBOR, depending on Jefferson Electric, Inc.’s debt service coverage ratio. As of December 31, 2012, there was approximately $4.9 million outstanding under the revolving credit facility and we were in compliance with its financial covenant requirements.

Nexus Promissory Note. On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), a subsidiary of Jefferson Electric, Inc., entered into a term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). At closing, GE Capital Mexico advanced to Nexus approximately $1.7 million under the term loan agreement, the net proceeds of which were used to repay approximately $1.1 million remaining on a term note due from Jefferson Electric, Inc. to its U.S. bank, as well as to reduce the outstanding balance under its revolving credit facility with the bank. The term loan from GE Capital Mexico is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. We provided a guaranty to GE Capital Mexico of all of Nexus’ obligations under the term loan agreement. As of December 31, 2012, there was approximately $1.4 million outstanding.

Equipment Loans and Capital Lease Obligations. As of December 31, 2012, we had equipment loans and capital lease obligations with an aggregate principal amount outstanding of approximately $3,000, as compared to approximately $17,000 outstanding as of December 31, 2011. We anticipate that these equipment loans and capital lease obligations will be repaid in full by December 2013.

Capital Expenditures. In June 2012, we completed the acquisition of the land and building comprising our dry-type transformer facility in Canada at a cost of approximately $1.1 million. We recently completed construction to expand the location’s manufacturing floorspace by approximately 16,000 square feet. Including the cost of new machinery and equipment to be purchased, the capital budget for the entire expansion project is approximately $1.9 million, all of which is expected to be disbursed before the end of 2013. Otherwise, we have no major future capital projects planned, or significant replacement spending anticipated during 2013.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by a weakening of the Canadian dollar, changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We attempt to minimize increases resulting from fluctuations in supply costs through the inclusion of escalation clauses with respect to commodities in our customer contracts. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. We predominately sell to customers in the utility, industrial production and commercial construction markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented.

In December 2011, the FASB issued Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented.

In July 2012, the FASB has issued Update No. 2012-02, “Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. This Update states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pioneer Power Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc. as at December 31, 2012 and 2011 and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2012 and 2011and the results of its operations, comprehensive income and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States.

Richter LLP (Signed) 1

Chartered Professional Accountants

Montreal, Canada
April 1, 2013

1CPA auditor, CA, public accountancy permit No. A109611

T. 514.934.3400 Richter LLP 1981 McGill College Mtl (Qc) H3A 0G6 www.richter.ca	Member RSM International Montréal, Toronto

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Earnings

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011
Revenues	$83,960	$68,790
Cost of goods sold	65,020	52,813
Gross profit	18,940	15,977
Operating expenses
Selling, general and administrative	13,181	11,070
Foreign exchange (gain) loss	(188)	197
Total operating expenses	12,993	11,267
Operating income	5,947	4,710
Interest expense	933	646
Other expense	92	820
Earnings from continuing operations before income taxes	4,922	3,244
Provision for income taxes	1,733	773
Earnings from continuing operations	3,189	2,471
Loss from discontinued operations, net of income taxes	(199)	(2,531)
Net earnings (loss)	$2,990	$(60)

Earnings from continuing operations per share:
Basic	$0.54	$0.42
Diluted	$0.54	$0.42

Earnings per common share:
Basic	$0.51	$(0.01)
Diluted	$0.51	$(0.01)

Weighted average common shares outstanding:
Basic	5,907	5,907
Diluted	5,913	5,949

The accompanying notes are an integral part of these consolidated financial statements

F-3

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2012	2011
Net earnings (loss)	$2,990	$(60)
Other comprehensive income, net of tax
Foreign currency translation adjustments	133	(241)
Pension adjustment, net of taxes	(246)	(277)
Other comprehensive income (loss)	(113)	(518)
Comprehensive income (loss)	$2,877	$(578)

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$467	$1,398
Accounts receivable	10,579	8,172
Inventories	14,912	13,711
Income taxes receivable	69	517
Deferred income taxes	563	753
Prepaid expenses and other current assets	885	421
Current assets of discontinued operations	47	457
Total current assets	27,522	25,429
Property, plant and equipment	10,937	9,983
Noncurrent deferred income taxes	700	679
Other assets	798	300
Intangible assets	5,329	5,585
Goodwill	6,892	6,862
Total assets	$52,178	$48,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$12,044	$11,316
Current maturities of long-term debt and capital lease obligations	7,335	8,870
Income taxes payable	1,135	445
Current liabilities of discontinued operations	125	554
Total current liabilities	20,639	21,185
Long-term debt and capital lease obligations, net of current maturities	9,795	9,015
Pension deficit	837	569
Noncurrent deferred income taxes	2,992	3,301
Total liabilities	34,263	34,070
Commitments
Shareholders' Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 5,907,255 shares issued and outstanding	6	6
Additional paid-in capital	8,065	7,795
Accumulated other comprehensive loss	(936)	(823)
Retained earnings	10,780	7,790
Total shareholders' equity	17,915	14,768
Total liabilities and shareholders' equity	$52,178	$48,838

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011
Operating activities
Net earnings (loss)	$2,990	$(60)
Depreciation	1,251	834
Amortization of intangibles	285	252
Deferred tax expense	(153)	(524)
Accrued pension	9	-
Stock-based compensation	270	254
Restructuring and asset impairment charges, discontinued operations	49	1,815
Changes in current operating assets and liabilities
Accounts receivable, net	(2,288)	(381)
Inventories	(1,000)	(3,775)
Prepaid expenses and other assets	(658)	88
Income taxes	1,137	1,120
Accounts payable and accrued liabilities	585	2,316
Discontinued operations assets and liabilities, net	(69)	(341)
Net cash provided by (used in) operating activities	2,408	1,598

Investing activities
Additions to property, plant and equipment	(2,069)	(1,361)
Acquisition of subsidiaries and related assets, net of cash acquired	-	(7,830)
Note receivable	(300)	(300)
Net cash used in investing activities	(2,369)	(9,491)

Financing activities
Increase (decrease) in bank overdrafts	-	(531)
Increase (decrease) in revolving credit facilities	(1,092)	3,034
Increase in long-term debt	2,496	10,038
Repayment of long-term debt and capital lease obligations	(2,447)	(3,786)
Net cash provided by (used in) financing activities	(1,043)	8,755

Increase (decrease) in cash and cash equivalents	(1,004)	862
Effect of foreign exchange on cash and cash equivalents	73	20

Cash and cash equivalents
Beginning of year	1,398	516
End of Year	$467	$1,398

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Shareholders' Equity

(Dollars in thousands)

			Additional		Accumulated	Total
	Common Stock		paid-in	Retained	other compre-	shareholders'
	Shares	Amount	capital	earnings	hensive (loss)	equity

Balance - December 31, 2010	5,907,255	$6	$7,541	$7,850	$(305)	$15,092
Net loss	-	-	-	(60)	-	(60)
Stock-based compensation	-	-	254	-	-	254
Foreign currency translation adjustment	-	-	-	-	(241)	(241)
Pension adjustment, net of taxes	-	-	-	-	(277)	(277)
Balance - December 31, 2011	5,907,255	6	7,795	7,790	(823)	14,768
Net Earnings	-	-	-	2,990	-	2,990
Stock-based compensation	-	-	270	-	-	270
Foreign currency translation adjustment	-	-	-	-	133	133
Pension adjustment, net of taxes	-	-	-	-	(246)	(246)
Balance - December 31, 2012	5,907,255	6	$8,065	$10,780	$(936)	$17,915

The accompanying notes are an integral part of these consolidated financial statements

1.	Business and Organization

Pioneer Power Solutions, Inc. (the “Company”), a Delaware corporation, is a manufacturer of specialty electrical equipment and provides a broad range of custom-engineered and general purpose electrical transformers for applications in the utility, industrial and commercial segments of the electrical transmission and distribution industry. The Company is headquartered in Fort Lee, New Jersey and operates from seven additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

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

On June 1, 2011, the Company’s board of directors authorized a one-for-five reverse stock split which took effect on June 20, 2011. All share and related stock option and warrant information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the reduced number of shares resulting from this action.

On July 1, 2011, the Company acquired all of the capital stock of Bemag Transformer Inc., a Quebec-based manufacturer of low and medium voltage dry-type transformers and custom magnetics. Also on such date, the Company acquired all the machinery and equipment assets of Vermont Transformer, Inc., the former U.S. affiliate of Bemag Transformer Inc.

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

  The following table provides detail of change in the Company's product warranty provision, which is a component of accrued liabilities on the consolidated balance sheets for the years ended December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Balance at beginning of year	$312	$291
Increase due to acquisition during year	-	48
Increase due to warranty expense	108	284
Deductions for warranty charges	(215)	(308)
Change due to foreign currency translation	6	(3)
Balance at end of year	$211	$312

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

Supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2012	2011
Interest paid	$936	$728
Income taxes paid	952	1,328

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written off when it receives them. Management considers the Company’s allowance for doubtful accounts, which was $29,000 and $54,000 as of December 31, 2012 and 2011, respectively, sufficient to cover any exposure to loss in its accounts receivable.

Long-Lived Assets

Depreciation and amortization for property, plant and equipment, and finite life intangible assets, is computed and included in cost of goods sold and in selling and administrative expense, as appropriate. Long-lived assets, consisting primarily of property, plant and equipment, are stated at cost less accumulated depreciation. Depreciation is recorded using the declining balance method for buildings, furniture and fixtures at the Company’s Canadian operations. Non-Canadian property, plant and equipment are depreciated using the straight line method, based on the estimated useful lives of the assets (buildings – 25 years, machinery and equipment - 5 to 15 years, computer hardware and software - 3 to 5 years). Depreciation commences once the assets are ready for their intended use.

Finite life intangible assets consist of non-compete agreements, which have defined terms, and three categories of customer relationships for which estimated useful lives were determined based on actual historical customer attrition rates. These finite life intangible assets are amortized by the Company over periods ranging from three to twenty years.

Long-lived and finite life intangible assets are reviewed for impairment whenever events or circumstances have occurred that indicate the remaining useful life of the asset may warrant revision or that the remaining balance of the asset may not be recoverable. In addition, finite life intangible assets are tested at least once annually through quantitative analysis. Upon indications of impairment, or in the normal course of annual testing, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The measurement of possible impairment is generally estimated by the ability to recover the balance of an asset group from its expected future operating cash flows on an undiscounted basis. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value thereof. Determining asset groups and underlying cash flows requires the use of significant judgment.

Goodwill and Indefinite Life Intangible Assets

Goodwill is tested for impairment at the reporting unit level, which is equivalent to the Company’s subsidiary-level financial statements, and based on the net assets for each subsidiary, including goodwill and intangible assets. Goodwill is assigned to each operating subsidiary, as this represents the lowest level that constitutes a business for which discrete financial information is available, and is the level at which management regularly reviews operating results.

Goodwill and indefinite life intangible assets are evaluated for impairment annually, or immediately if events or other conditions indicate there may be a possible permanent loss of value, using either a quantitative or a qualitative analysis. The Company performs a quantitative analysis using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis. A quantitative analysis is used to determine an estimated fair value representing the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value of each reporting unit is derived using a discounted cash flow method based on market and reporting unit-specific assumptions, including estimated future revenues and expenses, weighted average cost of capital, capital expenditures, the useful life over which cash flows will occur and other assumptions which are considered reasonable and inherent in discounted cash flow analysis. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment.

Goodwill impairment testing for 2012 and 2011 was performed by using quantitative analysis, as described above, for each of the Company’s reporting units having a carrying amount of goodwill. As a result of the quantitative analysis performed, the Company determined that no impairments were warranted for 2012, and 2011.

Indefinite life intangible assets primarily consist primarily of trademarks. The fair value of these assets are determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2012 and 2011, the fair value of indefinite life intangible assets exceeded their respective carrying values.

Foreign Currency Translation

The functional currency for the Companies foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars. All assets and liabilities of foreign operations are translated into U.S. Dollars using year-end exchange rates, and all revenues and expenses are translated at average rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax asset recorded as of December 31, 2012, is realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s judgments and tax strategies are subject to audit by various taxing authorities.

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences or events that have been recognized in the Company’s financial statements or tax returns. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position (see “Unrecognized Tax Benefits" below).

Interest and penalties are grouped with interest expense on the consolidated statement of earnings.

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

Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options or warrants was included in diluted earnings per share since the exercise price of some of the Company’s stock options and/or warrants were in the money (see Note 18 “Basic and Diluted Earnings Per Share”).

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

The Company adopted the amendments to ASC 350, “Intangibles-Goodwill and Others,” effective January 1, 2012. The amended guidance allows the Company to do an initial qualitative assessment of relevant events and circumstances to determine if fair value of a reporting unit is more likely than not to be less than its carrying value, prior to performing the two-step quantitative goodwill impairment test. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the Financial Accounting Standards Board amended ASC 350 to provide the option to do an initial qualitative assessment of relevant events and circumstances prior to calculating the fair value of an indefinite-lived intangible asset. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will comply with the requirements of this pronouncement when it becomes effective. This pronouncement is not expected to have a material impact on our consolidated financial statements.

4.	Acquisitions

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

The allocation of the purchase price was as follows (in thousands):

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

Identifiable intangible assets having finite lives arising from the acquisition were valued at $0.9 million, consisting primarily of customer relationships and a non-compete agreement. These intangible assets are amortized on a straight-line basis with a weighted average remaining useful life of 13.5 years. None of these definite-lived intangible assets acquired are deductible for tax purposes. Indefinite-lived intangible assets acquired are valued at $0.6 million and consist of trademarks and certain technology-related industry accreditations, neither of which are deductible for tax purposes. The excess of the purchase price over the aggregate fair values, which was approximately $1.4 million, was recorded as goodwill. Goodwill has an indefinite life, is not subject to amortization and is not deductible for tax purposes. Goodwill arising from the acquisition is tested for impairment at least annually (more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

The Company incurred acquisition transaction costs of approximately $0.3 million for the year ended December 31, 2011. These costs were expensed in 2011.

On July 1, 2011, 7834080 Canada Inc., an indirect wholly-owned subsidiary of the Company, entered into an equipment purchase agreement with the shareholders of Vermont Transformer, Inc., the former U.S. affiliate of Bemag Transformer Inc. On such date, all of the equipment used by Vermont Transformer, Inc. in the operation of its business was acquired in exchange for $1.6 million. For accounting purposes the transaction was treated as a purchase of assets and the amount of consideration paid, plus transaction expenses, was attributed to the assets acquired consisting solely of machinery and equipment.

5.	Discontinued Operations

During September 2011, the Company committed to a plan to divest or wind down its Pioneer Wind Energy Systems Inc. subsidiary which was established by the Company in 2010 to market its utility scale wind turbine designs, after-sales services and equipment financing to community wind and industrial customers. This decision was part of the Company’s strategy to focus on businesses that create the most shareholder value. The decision to divest or wind down the business resulted in a non-cash asset impairment charge of $1.6 million to adjust the carrying value of the subsidiary’s assets to their fair value. This impairment charge was recognized in the third quarter of 2011 on certain inventory, property, plant and equipment and other assets. In addition, at the time the Company decided to discontinue this business the Company also recognized a $0.6 million charge related to expected future severance, rent and insurance payment obligations associated with the decision.

The results of operations for Pioneer Wind Energy Systems Inc. are reported as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011
Net sales	$230	$-
Gain (loss) from operations of discontinued business (1)	(199)	(2,531)
Income tax expense	-	-
Gain (loss) from discontinued operations, net of tax	$(199)	$(2,531)

(1)	Loss from operations before tax in 2011 includes non-cash asset impairment charges of $1.6 million.

The following is a summary of the assets and liabilities of discontinued operations (in thousands):

December 31, 2012
Prepaid expenses and other current assets	$47
Assets of discontinued operations	$47

Accounts payable	$10
Accrued liabilities	114
Liabilities of discontinued operations	$124

6.	Inventories

The components of inventories are summarized below (in thousands):

	December 31,	December 31,
	2012	2011
Raw materials	$5,130	$6,184
Work in process	4,360	2,974
Finished goods	5,779	5,217
Provision for excess and obsolete inventory	(357)	(664)
Total inventories	$14,912	$13,711

Included in raw materials are goods in transit of approximately $0.3 million (2011 - $0.3 million).

7.	Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	December 31,	December 31,
	2012	2011
Land	$113	$7
Buildings	3,091	1,996
Machinery and equipment	11,738	11,108
Furniture and fixtures	209	195
Computer hardware and software	929	742
Leasehold improvements	57	54
Construction in progress	397	169
	16,534	14,271
Less: accumulated depreciation	(5,597)	(4,288)
Total property, plant and equipment, net	$10,937	$9,983

8.	Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the years ended December 31, 2012 and 2011 consisted of the following (in thousands):

		Intangible
	Goodwill	assets
Balance December 31, 2010	$5,534	$4,436
Additions due to acquisitions	1,400	1,476
Amortization		(252)
Foreign currency translation	(72)	(75)
Balance as of December 31, 2011	6,862	5,585
Additions due to acquisitions	-	-
Amortization	-	(285)
Foreign currency translation	30	29
Balance as of December 31, 2012	$6,892	$5,329

The components of intangible assets at December 31, 2012 are summarized below (in thousands):

	Intangible	Accumulated	Foreign currency	Net book
	assets	amortization	translation	value
Customer relationships	$2,962	$(617)	$(28)	$2,317
Non-compete agreement	95	(64)	(1)	30
Trademarks	2,049	-	(8)	2,041
Technology-related industry accreditations	950	-	(9)	941
Total intangible assets	$6,056	$(681)	$(46)	$5,329

Future scheduled annual amortization expense for finite life intangible assets is as follows (in thousands):

Years Ending December 31,	Total
2013	$284
2014	265
2015	265
2016	264
2017	262
Thereafter	1,007
$2,347

9.	Debt

Canadian Credit Facilities

In June 2011, Pioneer Electrogroup Canada Inc., a wholly owned subsidiary of the Company and the parent company of the Company’s active Canadian subsidiaries, Pioneer Transformers Ltd. and Bemag Transformer Inc. (the “Borrowers”), entered into a letter loan agreement with the Company’s Canadian bank (the “Canadian Facilities”) that replaced and superseded all of the Company’s prior financing arrangements with such bank. Bemag Transformer Inc. became a party to the Canadian Facilities on July 1, 2011, upon the acquisition of all of its capital shares by the Company.

The Canadian Facilities provide for up to $23.0 million CAD (approximately $23.1 million expressed in U.S. dollars) consisting of a $10.0 million demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to the Company, a $50,000 Corporate MasterCard credit facility (“Facility D”) and a $1.0 million foreign exchange settlement risk facility (“Facility E”).

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

As of December 31, 2012, the Company had approximately $10.8 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of approximately $0.2 million outstanding under Facility A, $1.5 million outstanding under Facility B, and $9.1 million outstanding under Facility C.

United States Credit Facilities

In January 2008, the Company’s Jefferson Electric, Inc. subsidiary entered into a bank loan agreement with a U.S. bank that included a revolving credit facility and a term credit facility (the “U.S. Facilities”). As of April 30, 2010, the date the Company acquired Jefferson Electric, Inc., final payment of all outstanding amounts under the U.S. Facilities became due on October 31, 2011. The interest rate under the revolving credit facility was equal to the greater of the bank’s reference rate or 6.5% per annum. The interest rate under the term credit facility was 7.27% annually.

In November 2011, Jefferson Electric, Inc. revised its financing arrangement and extended the maturity date of the U.S. Facilities to October 31, 2012. The amended loan agreement provided for an increase in the borrowing base limit of the revolving credit facility to $6.0 million and a decrease in the interest rate to the bank’s reference rate plus 2.0%. In connection with the amendment, the Company prepaid $250,000 under the term credit facility in November 2011 and made an additional prepayment of $750,000 in January 2012. The interest rate under the term credit facility was reduced to 6.0% annually, with monthly payments of principal and accrued interest calculated based on a 5-year term and a final payment of all outstanding amounts due on October 31, 2012. In addition, the Company entered into a guaranty agreement with respect to Jefferson Electric, Inc.’s obligations under the U.S. Facilities.

In October 2012, Jefferson Electric, Inc. revised its financing arrangement and extended the maturity date of the U.S. Facilities to October 31, 2013. The interest rate under the revolving credit facility was reduced to a floating rate subject to a pricing grid, ranging from 2.25% to 3.50% above one month LIBOR, which can result in increases or decreases to the borrowing spread depending on Jefferson Electric, Inc.’s debt service coverage ratio. The term credit facility, which was repaid in full during July 2012, was removed from the U.S. Facilities in its entirety. Borrowings under the U.S. Facilities are collateralized by substantially all the U.S. assets of Jefferson Electric, Inc., and an officer of the subsidiary is a guarantor. The U.S. Facilities, as amended, require Jefferson Electric, Inc. to comply with certain financial covenants, including a requirement to exceed a minimum target for tangible net worth and maintain a minimum debt service coverage ratio. The U.S. Facilities also restrict Jefferson Electric, Inc.’s ability to pay dividends or make distributions, advances or other transfers of assets.

As of December 31, 2012, Jefferson Electric, Inc. had approximately $4.9 million outstanding under the revolving credit facility and was in compliance with its financial covenant requirements.

Nexus Promissory Note

On July 25, 2012, the Company’s indirect wholly owned Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). At closing, GE Capital Mexico advanced to Nexus $1.65 million under the term loan agreement, less a non-refundable commission of 1% and less a pledge of cash representing 10% of the loan amount. Immediately upon receiving the term loan advance, Nexus made an intercompany loan in the same principal amount to Jefferson Electric, Inc., its controlling shareholder. In turn, Jefferson Electric, Inc. used the intercompany loan proceeds to repay a portion of its outstanding secured indebtedness owed to its U.S. bank. The net proceeds were used by Jefferson Electric, Inc. to fully repay the principal and accrued interest that was then outstanding under its term credit facility with its U.S. bank, as well as to reduce the outstanding balance under its revolving credit facility.

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

Capital Lease Obligations

As of December 31, 2012, the Company had equipment loans and capital lease obligations remaining of $3,000 bearing interest at rates varying from 0.0% to 18.8% and are repayable in monthly installments.  These obligations are scheduled to be paid in full by December 2013.

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2012	2011
Revolving credit facilities	$5,141	$6,199
Term credit facilities	10,615	11,669
Nexus promissory note	1,371	-
Capital lease obligations	3	17
Total debt and capital lease obligations	17,130	17,885
Less current portion	(7,335)	(8,870)
Total long-term debt and capital lease obligations	$9,795	$9,015

The annual maturities of long-term debt at December 31, 2012, were as follows (in thousands):

Long-term
debt
Years Ending December 31,	maturities
2013	$7,335
2014	2,020
2015	2,264
2016	5,446
2017	65
Total long-term debt maturities	$17,130

10.	Other Assets

In December 2011 and January 2012, the Company’s Pioneer Transformers Ltd. subsidiary funded two promissory notes, each in the amount of $0.3 million, due from a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers.

Also included in Other Assets are deferred financing costs of $0.2 million at December 31, 2012.

11.	Commitments

The Company leases certain offices, facilities and equipment under operating leases expiring at various dates through 2016. At December 31, 2012 the minimum annual lease commitments under the leases having terms in excess of one year were as follows (in thousands):

Operating
Years Ending December 31,	leases
2013	$310
2014	85
2015	56
2016	27
2017	3
Thereafter	-
Total lease commitments	$481

  Rent and lease expense was approximately $0.8 million and $0.6 million for 2012 and 2011, respectively.

12.	Shareholders’ Equity

The Company had common stock, $0.001 par value, outstanding of 5,907,255 shares as of December 31, 2012 and December 31, 2011, respectively.

As of December 31, 2012, the Company had warrants outstanding to purchase 640,000 shares of common stock with an average exercise price of approximately $14.00 per share. The warrants expire on dates beginning on December 2, 2014 and ending on April 30, 2015. No warrants were exercised during the years ended December 31, 2012 and 2011.

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

13.	Stock-Based Compensation

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

On May 11, 2011, the board of directors of the Company adopted the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) which was subsequently approved by stockholders of the Company on May 31, 2011. The 2011 Plan replaces and supersedes the 2009 Plan. The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the Board that is designated to administer the Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 700,000 shares. As of December 31, 2012, 168,400 stock options had been granted, consisting of 107,200 incentive stock options and 61,200 non-qualified stock options.

Expense for stock-based compensation recorded for the years ended December 31, 2012 and 2011 was approximately $0.3 million and $0.3 million, respectively. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. As of December 31, 2012, the Company had total stock-based compensation expense remaining to be recognized of approximately $0.1 million.

The fair value of the stock options granted during the years ended December 31, 2012 and 2011was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2012	2011
Expected Volatility	39 - 43%	46 - 50%
Expected life	3.5 - 6.0	3.5 - 6.0
Risk-free interest rate	0.70 - 1.34%	1.49 - 2.55%
Dividend yield	0%	0%

A summary of stock option activity for the years ended December 31, 2012 and 2011, and changes during the years then ended is presented below:

			Weighted
	Stock	Weighted average	average remaining	Aggregate
	options	exercise price	contractual term	intrinsic value

Balance December 31, 2010	110,000	$15.29	-	-
Granted	8,400	12.29	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance December 31, 2011	118,400	$15.07	7.0	$-
Exercisable as of December 31, 2011	38,000	$15.29	7.0	$-

Balance December 31, 2011	118,400	$15.07	7.0	$-
Granted	50,000	4.22	7.9	74,500
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2012	168,400	$11.85	6.6	$74,500
Exercisable as of December 31, 2012	78,933	$15.09	6.1	$-

Intrinsic value is the difference between the market value of the stock at December 31, 2012 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Weighted-average fair value of options granted (per share)	$1.54	$5.20	$6.70
Intrinsic value gain of options exercised	-	-	-
Cash receipts from exercise of options	-	-	-

14.	Income Taxes

The components of the income tax provision were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Current
Federal	$-	$104
State	15	12
Foreign	2,131	807
Deferred	(413)	(150)

Total income tax provision	$1,733	$773

The components of earnings before income taxes are summarized below (in thousands):

	Year Ended December 31,
	2012	2011
U.S. operations	$(343)	$(540)
Foreign	5,265	3,784

Income from continuing operations before income taxes	$4,922	$3,244

A reconciliation from the statutory U.S. income tax rate and the Company's effective income tax rate, as computed on earnings before income taxes, is as follows:

	Year Ended December 31,
	2012	2011
Federal Income tax at statutory rate	35%	35%
State and local income tax, net	-	-
Foreign rate differential	(8)	(9)
Uncertain tax positions	1	3
Foreign tax recovery	-	(11)
Other	7	6
Effective income tax expense rate	35%	24%

The Company’s provision for income taxes reflects an effective tax rate on earnings before income taxes of 35% in 2012 (24% in 2011). The increase in effective tax rate during 2012 primarily reflects a tax recovery recognized in 2011 for a settlement reached with the Canadian tax authority that partially reversed an assessment recorded in 2008.

The net deferred income tax asset (liability) was comprised of the following (in thousands):

	December 31,
	2012	2011
Current deferred income taxes
Gross assets	$563	$753
Gross liabilities	-	-
Net current deferred income tax asset	563	753

Noncurrent deferred income taxes
Gross assets	700	679
Gross liabilities	(2,992)	(3,301)
Net noncurrent deferred income tax (liability) asset	(2,292)	(2,622)
Deferred liability, net	$(1,729)	$(1,869)

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets
Canada net operating loss carry forwards	$244	$53
Pension plan	253	155
Foreign tax credits	497	455
Property and equipment	-	404
Other	269	365
	1,263	1,432
Less valuation allowance	-	-
Net deferred tax assets	1,263	1,432
Deferred tax liabilities
Other	(2,992)	(3,301)
Deferred liability, net	$(1,729)	$(1,869)

The Company believes that its deferred tax assets in other tax jurisdictions are more likely than not realizable through future reversals of existing taxable temporary differences and its estimate of future taxable income.

 A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows (in thousands):

UTP
Balance as of December 31, 2010	$161
Increases related to tax positions taken during the period	104
Decreases related to expectations of statute of limitations	-
Balance as of December 31, 2011	265
Increases related to tax positions taken during the period	52
Decreases related to expectations of statute of limitations	-
Balance as of December 31, 2012	$317

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

A Canadian subsidiary of the Company sponsors a defined benefit pension plan in which a majority of its employees are members. The employer contributes 100% to the plan. The benefits, or the rate per year of credit service, are established by the Company’s subsidiary and updated at its discretion.

Cost of Benefits

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Current service cost, net of employee contributions	$32	$25
Interest cost on accrued benefit obligation	140	149
Expected return on plan assets	(156)	(159)
Amortization of transitional obligation	14	14
Amortization of past service costs	9	9
Amortization of net actuarial gain	46	33
Total cost of benefit	$85	$71

 Benefit Obligation

The Company’s obligation for the pension plan is valued annually as of the beginning of each fiscal year. The projected benefit obligation represents the present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants.

The Company's obligations pursuant to the pension plan are as follows (in thousands):

	December 31,
	2012	2011
Projected benefit obligation, at beginning of year	$2,911	$2,732
Current service cost, net of employee contributions	32	25
Employee contributions	39	35
Interest cost	140	149
Actuarial loss	(49)	-
Impact of change in discount rate	395	229
Impact in change of assumptions	36	-
Benefits paid	(188)	(192)
Foreign exchange adjustment	67	(67)
Projected benefit obligation, at end of year	$3,383	$2,911

A summary of expected benefit payments related to the pension plan is as follows (in thousands):

Year ending December 31,	Pension Plan

2013	$201
2014	206
2015	230
2016	234
2017	240
2018 - 2022	$1,214

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Net loss	$407	$432
Amortization of prior service cost	(9)	(8)
Amortization of gain	(47)	(32)
Amortization of transitional asset	(13)	(13)
	338	379
Taxes	(92)	(102)
Total recognized in other comprehensive income, net of taxes	$246	$277

The estimated net loss amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $47,000.  The estimated prior service cost amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $9,000. The estimated transitional asset amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $13,000.

The accumulated other comprehensive loss consists of the following amounts that have not yet been recognized as components of net benefit cost (in thousands):

	December 31,
	2012	2011
Unrecognized prior service cost	$120	$129
Unrecognized net actuarial loss	84	97
Unrecognized transitional obligation	1,542	1,182
Deferred income taxes	(507)	(415)
	$1,239	$993

Plan Assets

Assets held by the pension plan are invested in accordance with the provisions of the Company’s approved investment policy. The pension plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments. The asset allocation for the pension plan at the end of fiscal years 2012 and 2011 and the target allocation for fiscal year 2013, by asset category, is as follows:

	Allocation at December 31,		2013 Target
	2012	2011	Allocation
Equity securities	57%	58%	57%
Fixed income securities	30	34	30
Real estate	9	6	9
Other	4	2	4
Total	100%	100%	100%

The fair market values, by asset category are as follows (in thousands):

	December 31,
	2012	2011
Equity securities	$1,451	$1,359
Fixed income securities	764	795
Real estate	229	141
Other	102	47
Total	$2,546	$2,342

The Company has classified the assets as level 1. Changes in the assets held by the pension plan in the years 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Fair value of plan assets, at beginning of year	$2,342	$2,424
Actual return on plan assets	131	(44)
Employer contributions	169	173
Employee contributions	39	34
Benefits paid	(188)	(192)
Foreign exchange adjustment	53	(53)
Fair value of plan assets, at end of year	$2,546	$2,342

Contributions

The Company’s policy is to fund the pension plan at or above the minimum required by law. The Company made $0.2 million of contributions to its defined benefit pension plan in each of the 2012 and 2011 years. The Company expects to make contributions of less than $0.2 million to the defined benefit pension plan in 2013. Changes in the discount rate and actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

Funded Status

The funded status of the pension plan is as follows (in thousands):

	December 31,
	2012	2011
Projected benefit obligation	$3,383	$2,911
Fair value of plan assets	2,546	2,342
Accrued obligation (long term)	$837	$569

Assumptions

Assumptions used in accounting for the pension plan are as follows:

	December 31,
	2012	2011
Weighted average discount rate used to determine the accrued benefit obligations	3.80%	4.80%
Discount rate used to determine the net pension expense	4.80%	5.50%
Expected long-term rate of return on plan assets	6.50%	6.50%

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

16.	Major Customers

Sales to two customers accounted for approximately 19% and 12% of the Company’s sales in 2012 (21% and 11% in 2011).

17.	Geographical Information

The Company has one material operating segment, being the sale of electrical equipment. Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Year Ended December 31,
	2012	2011
Canada	$53,238	$42,258
United States	30,296	25,390
Others	426	1,142
Total	$83,960	$68,790

The distribution of the Company’s property, plant and equipment by geographic location is approximately as follows (in thousands):

	December 31,	December 31,
	2012	2011
Canada	$7,202	$5,902
United States	174	283
Mexico	3,561	3,798
Total	$10,937	$9,983

18.	Basic and Diluted Earnings Per Common Share

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

	Year Ended December 31,
	2012	2011
Numerator:
Earnings from continuing operations	$3,189	$2,471

Denominator:
Weighted average basic shares outstanding	5,907	5,907
Effect of dilutive securities — equity based compensation plans	6	-
Net dilutive effect of warrants outstanding	-	42
Denominator for diluted earnings per common share	5,913	5,949

Earnings from continuing operations per common share:
Basic	$0.54	$0.42
Diluted	$0.54	$0.42

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	118	112
Warrants	640	410

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective as of December 31, 2012 at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Nathan J. Mazurek	51	Chief Executive Officer, President and Chairman of the Board of Directors
Andrew Minkow	43	Chief Financial Officer, Secretary, Treasurer and Director
Thomas Klink	50	Director, President of Jefferson Electric, Inc.
Yossi Cohn	34	Director
David J. Landes	57	Director
Ian Ross	69	Director
David Tesler	39	Director
Jonathan Tulkoff	51	Director

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

There are no family relationships among any of our directors and executive officers.  Messrs. Mazurek, Minkow and Klink are parties to certain agreements related to their service as executive officers and directors described under “Item 11.  Executive Compensation – Agreements with Executive Officers.”

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and other employees and those of our subsidiaries, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the code can be obtained free of charge from our web site, www.pioneerpowersolutions.com. We intend to post any amendments to, or waivers from, our Code of Ethics granted to executive officers on our web site.

Section 16(a) Beneficial Ownership Reporting Compliance

We have no equity securities registered under Section 12 of the Exchange Act, and accordingly, our officers, directors and principal shareholders are not required to file reports under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

2012 and 2011 Summary Compensation Table

The following table summarizes, for each of the last two fiscal years, the compensation paid to Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors (principal executive officer), Andrew Minkow, our chief financial officer, secretary, treasurer and a director and Thomas Klink, the president of Jefferson Electric, Inc. and a director, whom we refer to collectively in this Form 10-K as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Nathan J. Mazurek President, Chief Executive Officer, Chairman of the Board of Directors (principal executive officer)	2012 2011	347,385 277,019	90,000 35,700	15,587 10,429	4,000(2) 6,000(2)	456,972 329,148
Andrew Minkow Chief Financial Officer, Secretary, Treasurer and Director	2012 2011	248,366 188,750	65,000 24,300	36,112 11,182	4,000(2) 6,000(2)	353,478 230,232
Thomas Klink President of Jefferson Electric, Inc. and Director	2012 2011	312,000 312,000	- -	6,837 7,804	4,000(2) 6,000(2)	322,837 325,804

(1)	Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share based awards are set forth in “Item 8. Financial Statements and Supplementary Data – Note 13. Stock-Based Compensation” contained in this Annual Report on Form 10-K. These amounts do not represent the actual value that may be realized by our named executive officers, as that is dependent on the long-term appreciation in our common stock.
(2)	Comprised of board of directors meeting fees.

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

We entered into a new employment agreement with Mr. Mazurek, dated as of March 30, 2012, pursuant to which Mr. Mazurek will serve as our chief executive officer for a three year term ending on March 31, 2015. Pursuant to this new employment agreement, Mr. Mazurek was entitled to receive an annual base salary of $350,000 during the remainder of the 2012 calendar year, which will increase to $365,000 during the 2013 calendar year and to $380,000 for the remainder of his employment term. The other material terms of the new employment agreement are substantially similar to those under his previous agreement, except that Mr. Mazurek has agreed not to compete with us for a period of one year following the termination of his employment for any reason.

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

The employment agreement also provided that Mr. Minkow receive incentive stock options to purchase 30,000 shares of our common stock under our 2009 Equity Incentive Plan, which were granted on August 12, 2010 at an exercise price of $15.20 per share (as adjusted for the one-for-five reverse split of our common stock that occurred in June 2011). One-third of the stock options vested on each of August 12, 2011 and August 12, 2012 and the remainder will vest on August 12, 2013. The stock options expire on August 12, 2020.

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

We entered into a new employment agreement with Mr. Minkow, dated as of March 30, 2012, pursuant to which he will serve as our as our chief financial officer, secretary and treasurer for a three year term ending on March 31, 2015. Pursuant to this new employment agreement, Mr. Minkow was entitled to receive an annual base salary of $255,000 during the remainder of the 2012 calendar year, which will increase to $265,000 during the 2013 calendar year and to $275,000 for the remainder of his employment term. The other material terms of the new employment agreement are substantially similar to those under his previous agreement, except that (a) Mr. Minkow has agreed not to compete with us for one year following termination of his employment, for any reason and (b) upon Mr. Minkow's termination without cause, (i) his unvested options will expire immediately in accordance with his option agreements, (ii) his vested options will expire three months following his termination in accordance with his option agreements, and (iii) he shall not be entitled to any bonus compensation.

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

Mr. Klink was appointed to our board of directors effective upon our acquisition of Jefferson Electric, Inc. The merger agreement pursuant to which we effected our acquisition of Jefferson Electric, Inc. provides that, with certain exceptions, including resignation, termination or removal as a director, we will cause Mr. Klink to be nominated as a director of our company during the three year term of his employment agreement. In addition, on April 30, 2010, Mr. Klink entered into a voting agreement with Provident Pioneer Partners, L.P., pursuant to which Provident Pioneer Partners, L.P. agreed to vote all of its shares to elect Mr. Klink as a director of ours during the three year term of his employment agreement, subject to certain exceptions, including resignation, termination or removal as a director.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on the holdings of stock options of the named executive officers at December 31, 2012. This table includes unexercised and unvested options awards. Each outstanding award is shown separately for each named officer.

	Option Awards
		Number of		Number of
		Securities		Securities
		Underlying		Underlying		Option
		Unexercised		Unexercised		Exercise	Option
	Date of	Options (#)		Options (#)		Price	Expiration
Name	Grant	Exercisable		Unexercisable		($)	Date
Nathan J. Mazurek	3/23/2010	20,000	(1)	10,000	(1)	$ 16.25	3/23/2015
	3/23/2010	400	(2)	-		16.25	3/23/2020
	3/24/2011	667	(1)	1,333	(1)	13.20	3/24/2016
	3/24/2011 3/23/2012 3/23/2012	400 - -	(2)	- 13,000 1,000	(1) (2)	12.00 4.53 4.11	3/24/2021 3/23/2017 3/23/2022
Andrew Minkow	8/12/2010	20,000	(1)	10,000	(1)	$ 15.20	8/12/2020
	3/24/2011	533	(1)	1,067	(1)	12.00	3/24/2021
	3/24/2011 3/23/2012 3/23/2012	400 - -	(2)	- 20,000 1,000	(1) (2)	12.00 4.11 4.11	3/24/2021 3/23/2022 3/23/2022
Thomas Klink	3/24/2011	333	(1)	667	(1)	$ 12.00	3/24/2021
	3/24/2011 3/23/2012 3/23/2012	400 - -	(2)	- 3,000 1,000	(1) (2)	12.00 4.11 4.11	3/24/2021 3/23/2022 3/23/2022

(1)	Incentive stock options granted for service as an executive officer. Vests in equal annual installments upon each of the first three anniversaries of the grant date.
(2)	Non-qualified stock options granted for service as a director. Vests on the first anniversary of the grant date.

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

Non-Employee Director Compensation

The following table provides compensation information for the one year period ended December 31, 2012 for each non-employee member of our board of directors:

2012 Fiscal Year Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Yossi Cohn	$4,000	$1,671	$5,671
David J. Landes	4,000	1,671	5,671
Ian Ross	4,000	1,671	5,671
David Tesler	4,000	1,671	5,671
Jonathan Tulkoff	4,000	1,671	5,671

(1)	Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share based awards are set forth in “Item 8. Financial Statements and Supplementary Data – Note 13. Stock-Based Compensation” in this Annual Report on Form 10-K. These amounts do not represent the actual value that may be realized by our non-employee directors, as that is dependent on the long-term appreciation in our common stock.
(2)	On March 23, 2012, we granted each director non-qualified stock options to purchase 1,000 shares of our common stock. The grants were made under our 2011 Long-Term Incentive Plan at an exercise price of $4.11 per share. All of the options vested on March 23, 2013 and will expire on March 23, 2022.

All of our directors, including our employee directors, are paid cash compensation of $1,000 per meeting of the board of directors and reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at such meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 1, 2013 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;
•	each of our directors;
•	each of the named executive officers; and
•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Pioneer Power Solutions, Inc., 400 Kelby Street, 9th Floor, Fort Lee, New Jersey 07024. As of April 1, 2013, we had 5,907,255 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned (1)

5% Owners
Provident Pioneer Partners, L.P.	4,760,000	(2)	77.9%
A. Lawrence Carroll Trust	420,000	(3)	7.1%
WEC Partners LLC	386,860	(4)	6.5%

Officers and Directors
Nathan J. Mazurek	4,781,467	(5)	78.1%
Thomas Klink	300,322	(6)	4.9%
Andrew Minkow	63,301	(7)	1.1%
Yossi Cohn	1,800	(8)	*
David J. Landes	4,761,800	(9)	77.9%
Ian Ross	1,400	(8)	*
David Tesler	1,800	(8)	*
Jonathan Tulkoff	1,800	(8)	*
All directors and executive officers as a group (8 persons)	5,169,690	(5)(6)(7)(8)	80.6%

 * Less than one percent (1%).

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 1, 2013. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.
(2)	Includes (i) 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. and (ii) a currently exercisable warrant to purchase up to 200,000 shares of common stock at an exercise price of $16.25 per share held by Provident Pioneer Partners, L.P. Nathan J. Mazurek is the majority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has sole voting and investment power over these shares.

(3)	A. Lawrence Carroll is the trustee of the A. Lawrence Carroll Trust and, in such capacity, has voting and dispositive power over the securities held for the account of this stockholder. The beneficial owner’s address is 415 L’Ambiance Drive, #804, Longboat Key, FL 34228.
(4)	Comprised of (i) 236,860 shares of common stock held by certain affiliates of WEC Partners LLC and its affiliate, Genesis Capital Advisors LLC, and (ii) 150,000 shares of common stock held by WEC Partners LLC. Genesis Capital Advisors LLC also holds a warrant to purchase 200,000 shares of common stock, which shares are not included in the table above. The warrant is not convertible to the extent that after giving effect to the conversion, the holder (together with its affiliates, and any other person or entity acting as a group together with such holder or any of its affiliates) would beneficially own more than 4.99% of the number of shares of our common stock outstanding immediately after such conversion, unless such requirement is waived by the holder upon not less than 61 days’ prior notice to us to change the beneficial ownership limitation to 9.99%. Each of Daniel Saks, Jaime Hartman and Ethan Benovitz are principals of Genesis Capital Advisors LLC and of WEC Partners LLC and, as such may be deemed to have voting and dispositive power over the securities held for the account of these stockholders. The address for the beneficial owner is c/o Genesis Capital Advisors LLC, 1212 Avenue of the Americas, 19th Floor, New York, NY 10036.
(5)	Nathan J. Mazurek is the majority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has sole voting and investment power over the 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. and the currently exercisable warrant to purchase up to 200,000 shares of common stock at an exercise price of $16.25 per share held by Provident Pioneer Partners, L.P. In addition, includes 37,467 shares subject to stock options which are exercisable within 60 days of April 1, 2013.
(6)	Includes (i) 97,255 shares of common stock, (ii) a currently exercisable warrant to purchase up to 200,000 shares of common stock at an exercise price of $16.25 per share and (iii) 3,067 shares subject to stock options which are exercisable within 60 days of April 1, 2013.
(7)	Includes (i) 4,168 shares of common stock, (ii) a currently exercisable warrant to purchase up to 30,000 shares of common stock at an exercise price of $10.00 per share, and (iii) 29,133 shares subject to stock options which are exercisable within 60 days of April 1, 2013.
(8)	Comprised of shares subject to stock options which are exercisable within 60 days of April 1, 2013.
(9)	David J. Landes is the minority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has beneficial ownership of the 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. and the currently exercisable warrant to purchase up to 200,000 shares of common stock at an exercise price of $16.25 per share held by Provident Pioneer Partners, L.P. In addition, includes 1,800 shares subject to stock options which are exercisable within 60 days of April 1, 2013.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2012 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	168,400	$11.85	531,600
Equity compensation plans not approved by security holders	--	--	--
Total	168,400	$11.85	531,600

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In connection with our acquisition of Jefferson Electric, Inc. on April 30, 2010, we advanced $3.0 million to Jefferson Electric, Inc., which was utilized to partially repay the principal amount outstanding under Jefferson Electric, Inc.’s revolving credit facility with its bank and to partially repay the principal amount outstanding under Jefferson Electric, Inc.’s term loan facility. During 2011, we subsequently advanced another $1.0 million to Jefferson Electric, Inc., which was utilized to partially repay the principal amount outstanding under its credit facilities with its bank. Thomas Klink, President of Jefferson Electric, Inc., is a guarantor under this facility.

Generally, we do not to enter into related party transactions unless the members of the board who do not have an interest in the potential transaction have reviewed the transaction and determined that (i) we would not be able to obtain better terms by engaging in a transaction with a non-related party and (ii) the transaction is in our best interest.  This policy applies generally to any transaction in which we are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the previous two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.  This policy is not currently in writing.  In addition, our audit committee, which was established on March 24, 2011, is also required to pre-approve any related party transactions pursuant to its charter.

Director Independence

The board of directors has determined that Messrs. Cohn, Ross, Tesler and Tulkoff each satisfy the requirement for independence set out in Section 5605(a)(2) of the rules of the Nasdaq Stock Market and that each of these directors has no material relationship with us (other than being a director and/or a stockholder).  In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq Stock Market rule referenced above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We paid Richter S.E.N.R.C.L./LLP (referred to in this Annual Report on Form 10-K as RSM), the Company’s independent registered public accounting firm for fiscal years 2012 and 2011, the following amounts (in thousands):

	December 31,
	2012	2011
Audit Fees (1)	$383	$242
Audit-Related Fees (2)	33	72
Tax Fees (3)	69	144
All Other Fees	--	--
Total Fees	$485	$458

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports.
(2)	Audit-related fees consisted primarily of fees for assurance and related services reasonably related to the audit and review services described under footnote 1 above and fees for reimbursement of out-of-pocket expenses.
(3)	Tax fees consisted primarily of fees for tax compliance, tax advice, and tax planning services.

Pre-Approval Policies and Procedures.  Our audit committee, which was established on March 24, 2011, is required to pre-approve all audit and non-audit services. All of such services and fees for the years ended December 31, 2012 and 2011 were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.	Documents filed as part of report:

	1.	Financial Statements

The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011

Consolidated Balance Sheets as of December 31, 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule

None

	3.	Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: April 1, 2013	By:	/s/Nathan J. Mazurek
Nathan J. Mazurek Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 1, 2013
Nathan J. Mazurek
/s/ Andrew Minkow	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	April 1, 2013
Andrew Minkow
/s/ Thomas Klink	Director, President of Jefferson Electric, Inc.	April 1, 2013
Thomas Klink
/s/ Yossi Cohn	Director	April 1, 2013
Yossi Cohn
/s/ David J. Landes	Director	April 1, 2013
David J. Landes
/s/ Ian Ross	Director	April 1, 2013
Ian Ross
/s/ David Tesler	Director	April 1, 2013
David Tesler
/s/ Jonathan Tulkoff	Director	April 1, 2013
Jonathan Tulkoff
41

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated April 30, 2010, by and among Pioneer Power Solutions, Inc., Jefferson Electric, Inc., Thomas Klink, and JEI Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

3.1	Composite Certificate of Incorporation of Pioneer Power Solutions, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

4.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

4.2	Form of $10.00 Warrant (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

4.3	Form of $16.25 Warrant (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

4.4	Warrant to Purchase Common Stock, dated April 30, 2010, issued to Thomas Klink (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

4.5+	Warrant to Purchase Common Stock, dated April 26, 2010 (Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 1, 2010).

4.6	Form of Warrant to Purchase Common Stock, dated May 11, 2010, issued to investor relations firm and its designees (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 20, 2011).

10.1+	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.3+	Pioneer Power Solutions, Inc. 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.4+	Form of 2009 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.5+	Form of 2009 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.6+	Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 31, 2011).

10.7+	Employment Agreement, dated December 2, 2009, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.8+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.9+	Employment and Non-Competition Agreement, dated August 12, 2010, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 18, 2010).

10.10+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.11	Commitment Letter, dated February 7, 2011, by and among Pioneer Transformers Ltd., Bernard Granby Realty Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 20, 2011).

10.12	Letter Loan Agreement dated June 28, 2011 by and among Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd., Pioneer Wind Energy Systems Inc. and Bemag Transformer Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.13**	First Amending Agreement, dated December 7, 2012, to the Letter Loan Agreement by and among Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd., Pioneer Wind Energy Systems Inc. and Bemag Transformer Inc. and Bank of Montreal.

10.14**	Second Amending Agreement, dated February 11, 2012, to the Letter Loan Agreement by and among Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd., and Bemag Transformer Inc. and Bank of Montreal.

10.15	Collective Labor Agreement, dated November 26, 2010, by and between Pioneer Transformers Ltd. and United Steelworkers, Local Section 9414 (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.16*	Agreement dated January 1, 2010, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.17*	Agreement dated January 8, 2010, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.18	Contract Extension Agreements, Contract No. 4600017108 and 4600017040, dated March 6, 2012, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.19**	Contract Extension Agreements, Contract No. 4600017108 and 4600017040, dated February 13, 2013, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company.

10.20+	Employment Agreement, dated April 30, 2010, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.21	Voting Agreement, dated April 30, 2010, by and between Provident Pioneer Partners, L.P. and Thomas Klink (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.22	Lock-Up Agreement, dated April 30, 2010, by and among Thomas Klink, Pioneer Power Solutions, Inc. and Jefferson Electric, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.23	Purchase Agreement, dated April 30, 2010, by and between Thomas Klink and JE Mexican Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.24	Warrant Purchase Agreement, dated April 30, 2010, by and between Pioneer Power Solutions, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.25	Loan and Security Agreement, dated January 2, 2008, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.26	Amendment to Loan and Security Agreement, dated January 29, 2008, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.27	Second Amendment to Loan and Security Agreement, dated May 2, 2008, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.28	Third Amendment to Loan and Security Agreement, dated December 3, 2008, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.29	Forbearance Agreement and Fourth Amendment to Loan Agreement, dated August 28, 2009, by and among Johnson Bank, Jefferson Electric, Inc. Thomas Klink and Diane Klink (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.30	First Amended and Restated Forbearance Agreement and Fourth Amendment to Loan Agreement, dated December 8, 2009, by and among Johnson Bank, Jefferson Electric, Inc. Thomas Klink and Diane Klink (Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.31	First Amendment to First Amended and Restated Forbearance Agreement and Fourth Amendment to Loan Agreement, dated March 31, 2010, by and among Johnson Bank, Jefferson Electric, Inc. Thomas Klink and Diane Klink (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.32	Fifth Amendment to Loan and Security Agreement, dated April 30, 2010, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.33	Sixth Amendment to Loan and Security Agreement, dated November 24, 2010, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.34	Seventh Amendment to Loan and Security Agreement, dated October 31, 2011, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 21, 2011)

10.35	Guaranty Agreement, dated October 31, 2011, by and between Pioneer Power Solutions, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 21, 2011).

10.36	Eighth Amendment to Loan and Security Agreement, dated October 31, 2012, by and between Jefferson Electric, Inc. and Johnson Bank (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 16, 2012).

10.37	Term Loan Agreement, dated July 25, 2012, by and between Nexus Magneticos S. de R.L. de C.V. and GE CF Mexico, S.A. de C.V. (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 16, 2012).

10.38	Irrevocable Transfer of Title and Guaranty Trust Agreement, dated July 25, 2012, by and among, Nexus Magneticos S. de R.L. de C.V. and GE CF Mexico, S.A. de C.V., Jefferson Electric, Inc., GE CF Mexico, S.A. de C.V. and Banco Invex, S.A. (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 16, 2012).

10.39	Corporate Guaranty, dated July 25, 2011, by and between Pioneer Power Solutions, Inc. and GE CF Mexico, S.A. de C.V. (Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 16, 2012).

10.40	Collective Bargaining Agreement Nexus Magneticos S. de R.L. de C.V., dated January 1, 2011 (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.41**	Industrial Lease between Comercializadora Reynosa Para La Industria Maquiladora S.A. DE C.V. and Nexus Magneticos e Mexico S. de R.L. de C.V.

10.42	Share Purchase Agreement, dated May 13, 2011, by and among Fiducie Familiale Mazoyer, Bon-Ange Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 19, 2011).

10.43	Amendment Agreement, dated June 30, 2011, by and among Fiducie Familiale Mazoyer, Bon-Ange Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.44	Equipment Purchase Agreement, dated July 1, 2011, by and among Vermont Transformer, Inc., GCEFF Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.45	Collective Labor Agreement, dated June 3 2010, by and between Bemag Transformer Inc. and Syndicat Québécois des Employées et Employés de Service, Section Locale 298 (FTQ) (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

21.1**	List of Subsidiaries.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Earnings (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements.

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

