Form 10-Q
period 2013-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2013-05-15
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer classes of common stock as of the latest practicable date.

Class	Outstanding at May 14, 2013
Common Stock, $0.001 par value	5,907,255

PIONEER POWER SOLUTIONS, INC.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Statements of Earnings for the Three Months Ended March 31, 2013 and 2012	1
Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012	2
Consolidated Balance Sheets at March 31, 2013 and December 31, 2012	3
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	4
Notes to Consolidated Financial Statements	5
Item 2. Management‘s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 6. Exhibits	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$22,551	$20,317
Cost of goods sold	17,470	15,727
Gross profit	5,081	4,590
Operating expenses
Selling, general and administrative	3,521	3,242
Foreign exchange (gain) loss	61	(72)
Total operating expenses	3,582	3,170
Operating income	1,499	1,420
Interest expense	185	213
Other expense	93	29
Earnings from continuing operations before income taxes	1,221	1,178
Provision for income taxes	308	339
Earnings from continuing operations	913	839
Loss from discontinued operations, net of income taxes	-	(83)
Net earnings	$913	$756

Earnings from continuing operations per share:
Basic	$0.15	$0.14
Diluted	$0.15	$0.14

Earnings per common share:
Basic	$0.15	$0.13
Diluted	$0.15	$0.13

Weighted average common shares outstanding:
Basic	5,907	5,907
Diluted	5,919	5,907

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net earnings	$913	$756
Other comprehensive income, net of tax
Foreign currency translation adjustments	(134)	127
Pension adjustment, net of taxes	53	56
Other comprehensive income (loss)	(81)	183
Comprehensive income	$832	$939

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$196	$467
Accounts receivable	11,904	10,579
Inventories	14,887	14,912
Income taxes receivable	68	69
Deferred income taxes	820	563
Prepaid expenses and other current assets	1,438	885
Current assets of discontinued operations	-	47
Total current assets	29,312	27,522
Property, plant and equipment	11,679	10,937
Noncurrent deferred income taxes	654	700
Other assets	795	798
Intangible assets	5,231	5,329
Goodwill	7,931	6,892
Total assets	$55,603	$52,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank overdrafts	$1,150	$-
Accounts payable and accrued liabilities	12,382	12,044
Current maturities of long-term debt and capital lease obligations	9,756	7,335
Income taxes payable	619	1,135
Current liabilities of discontinued operations	-	125
Total current liabilities	23,907	20,639
Long-term debt, net of current maturities	9,173	9,795
Pension deficit	749	837
Noncurrent deferred income taxes	2,950	2,992
Total liabilities	36,779	34,263
Shareholders’ Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 5,907,255 shares issued and outstanding	6	6
Additional paid-in capital	8,143	8,065
Accumulated other comprehensive loss	(1,018)	(936)
Retained earnings	11,693	10,780
Total shareholders’ equity	18,824	17,915
Total liabilities and shareholders’ equity	$55,603	$52,178

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net earnings (loss)	$913	$756
Depreciation	288	297
Amortization of intangibles	71	71
Deferred tax expense	(195)	(159)
Accrued pension	(72)	(14)
Stock-based compensation	78	65
Restructuring and asset impairment charges, discontinued operations	-	49
Changes in current operating assets and liabilities
Accounts receivable, net	(1,433)	(848)
Inventories	(110)	(1,049)
Prepaid expenses and other assets	(521)	(220)
Income taxes	(540)	257
Accounts payable and accrued liabilities	(79)	(1,224)
Discontinued operations assets and liabilities, net	-	14
Net cash provided by (used in) operating activities	(1,600)	(2,005)

Investing activities
Additions to property, plant and equipment	(1,161)	(104)
Business acquisition, net of cash aquired	(655)	-
Note receivable	-	(300)
Net cash used in investing activities	(1,816)	(404)

Financing activities
Increase (decrease) in bank overdrafts	1,157	1,069
Increase (decrease) in revolving credit facilities	2,555	795
Increase in long-term debt	-	-
Repayment of long-term debt and capital lease obligations	(541)	(870)
Net cash provided by financing activities	3,171	994

Increase (decrease) in cash and cash equivalents	(244)	(1,415)
Effect of foreign exchange on cash and cash equivalents	(27)	17

Cash and cash equivalents
Beginning of year	467	1,398
End of period	$196	$-

The accompanying notes are an integral part of these consolidated financial statements

1.            Basis of Presentation

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries, including Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd., Bemag Transformer Inc., Jefferson Electric, Inc. and Pioneer Critical Power Inc.

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

These unaudited consolidated financial statements should be read in conjunction with the risk factors, audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on April 1, 2013.

2.            Summary of Significant Accounting Policies

The Company’s significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the Company’s accounting policies during the first quarter of 2013.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on our financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard became effective for the Company on January 1, 2013. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued Update No. 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. The amendments in this Update resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. For public entities, the amendments in this ASU are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. This pronouncement is not expected to have a material impact on our consolidated financial statements.

3.           Acquisition

On March 6, 2013, Pioneer Critical Power Inc., a wholly-owned subsidiary of the Company, acquired substantially all the assets and assumed certain trade liabilities comprising the business of Power Systems Solutions, Inc. The transaction was valued at approximately $1.2 million and was accounted for under the purchase method of accounting. Power Systems Solutions, Inc. is a Minneapolis-based supplier of highly specified and engineered paralleling switchgear and generator controls used in on-site backup power and distributed generation applications.

The acquisition resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase price exceeded the net tangible asset value and reflects the future earnings and cash flow potential of the acquired business. The Company made an initial allocation of the purchase price at the date of acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtained this information during due diligence and through other sources including an asset appraisal. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including by learning more about the newly acquired business or revisions of preliminary estimates, the Company will then refine its estimate of fair value.

4.            Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$4,873	$5,130
Work in process	3,458	4,360
Finished goods	6,903	5,779
Provision for excess and obsolete inventory	(347)	(357)
Total inventories	$14,887	$14,912

Included in raw materials and finished goods at March 31, 2013 and December 31, 2012 are goods in transit of approximately $0.3 million, respectively.

5.           Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the three months ended March 31, 2013, consisted of the following (in thousands):

		Intangible
	Goodwill	assets
Balance December 31, 2012	$6,892	$5,329
Additions due to acquisitions	1,068	-
Amortization	-	(71)
Foreign currency translation	(29)	(27)
Balance as of March 31, 2013	$7,931	$5,231

The components of intangible assets as of March 31, 2013 are summarized below (in thousands):

	Intangible	Accumulated	Foreign currency	Net book
	assets	amortization	translation	value
Customer relationships	$2,962	$(680)	$(45)	$2,237
Non-compete agreement	95	(72)	(1)	22
Trademarks	2,049	-	(13)	2,036
Technology-related industry accreditations	950	-	(14)	936
Total intangible assets	$6,056	$(752)	$(73)	$5,231

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

Also included in Other Assets are deferred financing costs of $0.2 million and $0.2 million for the periods ended March 31, 2013 and December 31, 2012, respectively.

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

As of March 31, 2013, the Company had approximately $12.8 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of approximately $2.9 million outstanding under Facility A, $1.4 million outstanding under Facility B, and $8.5 million outstanding under Facility C.

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

As of March 31, 2013, Jefferson Electric, Inc. had approximately $4.8 million outstanding under the revolving credit facility and was in compliance with its financial covenant requirements.

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

Capital Lease Obligations

As of March 31, 2013, the Company had equipment loans and capital lease obligations remaining of $2,800 that are repayable in monthly installments.  These obligations are scheduled to be paid in full by December 2013.

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2013	2012
Revolving credit facilities	$7,672	$5,141
Term credit facilities	9,955	10,615
Nexus promissory note	1,299	1,371
Capital lease obligations	3	3
Total debt and capital lease obligations	18,929	17,130
Less current portion	(9,756)	(7,335)
Total long-term debt and capital lease obligations	$9,173	$9,795

8.            Shareholders’ Equity

The Company had common stock, $0.001 par value, outstanding of 5,907,255 shares as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the Company had warrants outstanding to purchase 640,000 shares of common stock with an average exercise price of approximately $14.00 per share. The warrants expire on dates beginning on December 2, 2014 and ending on April 30, 2015. No warrants were exercised during the three months ended March 31, 2013.

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

9.            Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of March 31, 2013, and changes during the three months ended March 31, 2013, are presented below:

			Weighted
	Stock	Weighted average	average remaining	Aggregate
	options	exercise price	contractual term	intrinsic value

Balance December 31, 2012	168,400	$11.85	6.6	$74,500
Granted	73,000	$5.60	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2013	241,400	$9.96	7.5	$74,500
Exercisable as of March 31, 2013	143,667	$13.11	6.3	$32,780

As of March 31, 2013, there were 458,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Expense for stock-based compensation recorded for the three months ended March 31, 2013 and 2012 was approximately $67,000 and $65,000, respectively. At March 31, 2013, the Company had total stock-based compensation expense remaining to be recognized in the statement of earnings of approximately $0.2 million.

10.          Pension Plan

One of the Company’s Canadian subsidiaries sponsors a defined benefit pension plan in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Current service cost, net of employee contributions	$17	$11
Interest cost on accrued benefit obligation	32	35
Expected return on plan assets	(41)	(39)
Amortization of transitional obligation	3	3
Amortization of past service costs	2	2
Amortization of net actuarial gain	15	13
Total cost of benefit	$28	$25

Cost of Benefits

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $28,000 and $19,000 of contributions to its defined benefit pension plan during the three months ended March 31, 2013 and 2012, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

11.         Geographical Information

The Company has one material operating segment, being the sale of electrical equipment. Revenues are attributable to countries based on the location of the Company’s customers (in thousands):

	Three Months Ended March 31,
	2013	2012
Canada	$14,295	$12,146
United States	7,399	7,958
Others	857	213
Total	$22,551	$20,317

12.         Basic and Diluted Earnings Per Share

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

	Three Months Ended March 31,
	2013	2012
Numerator:
Earnings from continuing operations	$913	$839

Denominator:
Weighted average basic shares outstanding	5,907	5,907
Effect of dilutive securities — equity based compensation plans	12	-
Net dilutive effect of warrants outstanding	-	-
Denominator for diluted earnings per common share	5,919	5,907

Earnings from continuing operations per common share:
Basic	$0.15	$0.14
Diluted	$0.15	$0.14

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	118	168
Warrants	640	640

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 1, 2013 and is available on the SEC’s website at www.sec.gov.

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries, including Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd., Bemag Transformer Inc., Jefferson Electric, Inc. and Pioneer Critical Power Inc.

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

Overview

We are a manufacturer of specialty electrical transmission and distribution equipment for applications in the utility, industrial and commercial markets. We are headquartered in Fort Lee, New Jersey and operate from seven additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

Our largest customers, which include a number of recognized national and regional utilities and industrial companies, are located in North America. We provide these customers with custom-engineered, liquid-filled and dry-type electrical transformers. In addition, we manufacture a broad range of general purpose transformers used by the commercial construction industry, sold through hundreds of electrical distributors served by our network of independently-operated stocking locations throughout the U.S. and Canada. In 2013, we expanded our product scope to include custom paralleling switchgear and engine generator controls, systems used by our customers to ensure reliable backup and primary power for their critical operations such as data centers and hospitals. We intend to grow our business, both through acquisitions and internal product development, by increasing the scope of highly-engineered solutions we offer our customers for their specific electrical applications.

On April 30, 2010, we completed the acquisition of Jefferson Electric, Inc., a Wisconsin-based manufacturer and supplier of dry-type transformers. Through transactions completed in June and August 2010 we acquired AAER Inc. to form Pioneer Wind Energy Systems Inc., which business is now classified in our financial statements under discontinued operations.

On July 1, 2011, we acquired all the capital stock of Bemag Transformer Inc., a Quebec-based manufacturer of low and medium voltage dry-type transformers and custom magnetics. Also on such date, we acquired all the machinery and equipment assets of Vermont Transformer, Inc., the former U.S. affiliate of Bemag Transformer Inc.

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

The financial position and operating results of our Canadian subsidiaries have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2013			2012
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$1.0160	$1.0089	$1.0089	$0.9975	$1.0012	$1.0012

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

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue. For the three months ended March 31, 2013, our consolidated revenue increased by $2.2 million, or 11.0%, to $22.5 million, up from $20.3 million during the three months ended March 31, 2012. The increase in our revenue was derived from several large orders, particularly for projects in the utility and oil and gas sectors, which led to a 29% increase in our sales of liquid-filled transformers. Sales of our dry-type transformers, which represented 48% of our consolidated revenue during the three months ended March 31, 2013, declined by $0.4 million, or 3.7%, as compared to the three months ended March 31, 2012. The decrease in dry-type transformer sales reflects that there was one large non-recurring customer order, valued at $0.6 million, which shipped during the first quarter of 2012. Our newest business, which commenced in early March 2013, Pioneer Critical Power Inc., focuses on large, long-lead time projects and did not contribute in a material amount to our revenue during the quarter.

Gross Margin. For the three months ended March 31, 2013, our gross margin percentage was 22.5% of revenues, as compared to 22.6% during the three months ended March 31, 2012. The small decrease in gross margin percentage reflects an unfavorable, year-to-year comparison for our dry-type transformer product line, offset by a gross margin increase from our sales of liquid-filled transformers. Although production efficiency and pricing for our general purpose, dry-type models was relatively stable during the three months ended March 31, 2013, our average dry-type gross margin percentage decreased 2.7% due to lower volume of engineered-to-order, medium voltage units as compared to the same period of 2012. Our gross margin percentage on sales of liquid-filled transformers increased by 1.3% during the three months ended March 31, 2013, driven by increased demand for our larger, substation-class transformers. In addition, our unit volume of network transformers, a design used exclusively by utilities, was also up significantly during the three months ended March 31, 2013, as compared to the same period of 2012.

Selling, General and Administrative Expense. For the three months ended March 31, 2013, our selling, general and administrative expense increased by approximately $0.3 million, or 8.6%, to $3.5 million, as compared to $3.2 million during the three months ended March 31, 2012. Approximately half of the increase was due to higher variable selling costs for our dry-type transformer products, principally consisting of freight and commissions. The remainder of the increase in our selling, general and administrative expense during the three months ended March 31, 2013, as compared to the same period of 2012, was due to the inclusion of one month of operations of Pioneer Critical Power Inc., as well as to an increase in our corporate expenses. As a percentage of total revenue, our selling, general and administrative expense decreased to 15.6% during the three months ended March 31, 2013, as compared to 16.0% during the three months ended March 31, 2012.

Foreign Exchange (Gain) Loss. During the three months ended March 31, 2013, approximately 63% of our consolidated operating revenues were denominated in Canadian dollars and a material percentage of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended March 31, 2013, we recorded a loss of approximately $60,000 due to currency fluctuations, compared to a gain of approximately $72,000 during the three months ended March 31, 2012.

Interest and Bank Charges. For the three months ended March 31, 2013, interest and bank charges were approximately $185,000, as compared to $213,000 during the three months ended March 31, 2012. The decrease in interest expense was due to lower average borrowing costs under our U.S. credit facilities, partially offset by higher average borrowings outstanding under our Canadian credit facilities which was used to purchase the land and building comprising one of our manufacturing facilities in June 2012.

Other Expense (Income). For the three months ended March 31, 2013, other non-operating expense was approximately $92,000, as compared to $29,000 during the three months ended March 31, 2012. The 2013 other expense resulted from professional fees and costs incurred by Pioneer Critical Power Inc. in connection with a business acquisition. The 2012 other expense consists primarily of professional fees incurred in connection with post-closing requirements related to the acquisition of Bemag Transformer Inc.

Provision for Income Taxes. For the three months ended March 31, 2013, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 25.2%, as compared to 28.8% during the three months ended March 31, 2012. During the three months ended March 31, 2013, our effective tax rate in Canada, where we derive most of our taxable income and are subject to lower corporate tax rates relative to our U.S. operations, remained stable as compared to the three months ended March 31, 2012. The decrease in our consolidated effective tax rate was attributable to our U.S. operations which as a group produced a net loss for income tax purposes, resulting in the recognition of a tax benefit during the three months ended March 31, 2013.

Earnings from Continuing Operations. We generated net earnings from continuing operations of $0.9 million for the three months ended March 31, 2013, as compared to $0.8 million during the three months ended March 31, 2012. Earnings from continuing operations per basic and diluted share was $0.15 for the three months ended March 31, 2013, as compared to $0.14 for the three months ended March 31, 2012. Our earnings from continuing operations benefitted from a higher operating income margin on increased sales, together with lower interest expense for the reasons described above. These improvements, as compared to the three months ended March 31, 2012, were partially offset by foreign exchange losses and increased non-operating expense due to an acquisition.

Backlog. Our order backlog at March 31, 2013 was $24.0 million, as compared to $23.6 million at December 31, 2012 and $24.6 million at March 31, 2012. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during the next six months.

Liquidity and Capital Resources

General. At March 31, 2013, we had cash and cash equivalents of approximately $0.2 million and total debt, including capital lease obligations, of $18.9 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided by (Used in) Operating Activities. Cash used by our operating activities was approximately $1.6 million during the three months ended March 31, 2013, compared to cash used by our operating activities of $2.0 million during the three months ended March 31, 2012. The principal elements of cash used for operating activities during the three months ended March 31, 2013 were $2.7 million for working capital and $0.2 million related to deferred taxes and pension costs. These uses of cash during the period were partially offset by net earnings from continuing operations of $0.9 million and $0.4 million of non-cash expenses consisting of depreciation, amortization and stock-based compensation.

Cash Provided by (Used in) Investing Activities. Cash used in investing activities during the three months ended March 31, 2013 was approximately $1.8 million, as compared to $0.4 million during the three months ended March 31, 2012. During the three months ended March 31, 2013 our cash used in investing activities increased by approximately $1.0 million for the expansion of our Canadian dry-type transformer manufacturing facility. In addition, during the three months ended March 31, 2013 we used approximately $0.7 million of cash for the acquisition of Power Systems Solutions, Inc. Our uses of cash in investing activities during the three months ended March 31, 2012 included a $0.3 million loan we made to the developer of a renewable energy project for the purpose of securing a purchase order for our transformers. Additions to our property, plant and equipment in the ordinary course of business were $0.1 million during the three month periods ended March 31, 2013 and March 31, 2012.

Cash Provided by (Used in) Financing Activities. Cash provided by our financing activities was approximately $3.2 million during the three months ended March 31, 2013, as compared to $1.0 million of cash provided from financing activities during the three months ended March 31, 2012. During the three months ended March 31, 2013, the increase in cash from financing activities resulted from $3.7 million of increased bank overdrafts and borrowings under our revolving credit facilities, as compared to $1.9 million during the three months ended March 31, 2012. Offsetting these increases in our short-term debt, during the three months ended March 31, 2013 we repaid approximately $0.5 million of our long-term debt, as compared to $0.9 million during the three months ended March 31, 2012.

Working Capital. As of March 31, 2013, we had net working capital of $5.4 million, including $0.2 million of cash and equivalents, compared to net working capital of $6.9 million, including $0.5 million of cash and equivalents at December 31, 2012. Our current assets were 1.2 times our current liabilities at March 31, 2013, as compared to 1.3 times at December 31, 2012. At March 31, 2013 and December 31, 2012, we had $5.3 million and $4.7 million, respectively, of available and unused borrowing capacity from our revolving credit facilities. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

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

The Canadian Facilities provide for up to $23.0 million Canadian dollars (“CAD”) (approximately $22.6 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million CAD term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to our U.S. corporations, a $50,000 CAD Corporate MasterCard credit facility and a $1.0 million CAD foreign exchange settlement risk facility.

As of December 31, 2012, we had approximately $2.9 million outstanding under Facility A, $1.4 million outstanding under Facility B and $8.5 million outstanding under Facility C and we were in compliance with the financial covenant requirements under the Canadian Facilities.

United States Credit Facilities. Our Jefferson Electric, Inc. subsidiary has a loan agreement with a U.S. bank that includes a revolving credit facility with a borrowing base limit of $6.0 million. Effective as of October 31, 2012, the credit facility was extended for an additional year and bears interest according to a pricing grid, ranging from 2.25% to 3.50% above one month LIBOR, depending on Jefferson Electric, Inc.’s debt service coverage ratio. As of March 31, 2013, there was approximately $4.8 million outstanding under the revolving credit facility and we were in compliance with its financial covenant requirements.

Nexus Promissory Note. On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). The term loan from GE Capital Mexico is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. We provided a guaranty to GE Capital Mexico of all of Nexus’ obligations under the term loan agreement. As of March 31, 2013, there was approximately $1.3 million outstanding.

Capital Lease Obligations. As of March 31, 2013, we had equipment loans and capital lease obligations with an aggregate principal amount outstanding of approximately $3,000, as compared to approximately $3,600 outstanding as of December 31, 2012. These equipment loans and capital lease obligations are scheduled to be repaid in full by December 2013.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.
Date: May 15, 2013	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: May 15, 2013	/s/ Andrew Minkow
Andrew Minkow Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer duly authorized to sign on behalf of Registrant)

Exhibit No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).
4.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).
4.2	Form of $10.00 Warrant (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).
4.3	Form of $16.25 Warrant (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).
4.4	Warrant to Purchase Common Stock, dated April 30, 2010, issued to Thomas Klink (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).
4.5	Warrant to Purchase Common Stock, dated April 26, 2010 (Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 1, 2010).
4.6	Form of Warrant to Purchase Common Stock, dated May 11, 2010, issued to investor relations firm and its designees (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 20, 2011).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

-19-