Form 10-Q
period 2013-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2013-08-14
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 13, 2013
Common Stock, $0.001 par value	5,907,255

PIONEER POWER SOLUTIONS, INC.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2013 and 2012	1
Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012	2
Consolidated Balance Sheets at June 30, 2013 and December 31, 2012	3
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of financial Condition and Results of Operations	13
Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.A Risk Factors	20
Item 6. Exhibits	32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$21,995	$21,820	$44,546	$42,137
Cost of goods sold	16,415	17,056	33,885	32,783
Gross profit	5,580	4,764	10,661	9,354
Operating expenses
Selling, general and administrative	3,531	3,310	7,052	6,551
Foreign exchange (gain) loss	(14)	(14)	47	(86)
Total operating expenses	3,517	3,296	7,099	6,465
Operating income	2,063	1,468	3,562	2,889
Interest expense	183	230	368	443
Other expense	74	1	167	30
Earnings from continuing operations before income taxes	1,806	1,237	3,027	2,416
Provision for income taxes	544	358	852	697
Earnings from continuing operations	1,262	879	2,175	1,719
Loss from discontinued operations, net of income taxes	-	(78)	-	(161)
Net earnings	$1,262	$801	$2,175	$1,558

Earnings from continuing operations per share:
Basic	$0.21	$0.15	$0.37	$0.29
Diluted	$0.21	$0.15	$0.37	$0.29

Earnings per common share:
Basic	$0.21	$0.14	$0.37	$0.26
Diluted	$0.21	$0.14	$0.37	$0.26

Weighted average common shares outstanding:
Basic	5,907	5,907	5,907	5,907
Diluted	5,924	5,908	5,922	5,907

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net earnings	$1,262	$801	$2,175	$1,558
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(350)	(231)	(484)	(103)
Pension adjustment, net of taxes	(22)	(65)	30	(9)
Other comprehensive loss	(372)	(296)	(454)	(112)
Comprehensive income	$890	$505	$1,721	$1,446

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$822	$467
Accounts receivable	9,643	10,579
Inventories	13,844	14,912
Income taxes receivable	65	69
Deferred income taxes	848	563
Prepaid expenses and other current assets	1,555	885
Current assets of discontinued operations	-	47
Total current assets	26,777	27,522
Property, plant and equipment	11,697	10,937
Noncurrent deferred income taxes	614	700
Other assets	782	798
Intangible assets	5,117	5,329
Goodwill	7,886	6,892
Total assets	$52,873	$52,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank overdrafts	$1,075	$-
Accounts payable and accrued liabilities	10,665	12,044
Current maturities of long-term debt and capital lease obligations	8,476	7,335
Income taxes payable	786	1,135
Current liabilities of discontinued operations	-	125
Total current liabilities	21,002	20,639
Long-term debt and capital lease obligations, net of current maturities	8,477	9,795
Pension deficit	730	837
Noncurrent deferred income taxes	2,909	2,992
Total liabilities	33,118	34,263
Shareholders’ Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 5,907,255 shares issued and outstanding	6	6
Additional paid-in capital	8,184	8,065
Accumulated other comprehensive loss	(1,390)	(936)
Retained earnings	12,955	10,780
Total shareholders’ equity	19,755	17,915
Total liabilities and shareholders’ equity	$52,873	$52,178

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net earnings	$2,175	$1,558
Depreciation	579	587
Amortization of intangibles	142	143
Deferred tax expense	(249)	(320)
Accrued pension	(65)	3
Stock-based compensation	119	133
Restructuring and asset impairment charges, discontinued operations	-	49
Changes in current operating assets and liabilities
Accounts receivable, net	618	(2,153)
Inventories	622	(1,539)
Prepaid expenses and other assets	(654)	(283)
Income taxes	(343)	224
Accounts payable and accrued liabilities	(1,715)	656
Discontinued operations assets and liabilities, net	-	(55)
Net cash provided by (used in) operating activities	1,229	(997)

Investing activities
Additions to property, plant and equipment	(1,731)	(1,421)
Business acquisition, net of cash aquired	(655)	-
Note receivable	-	(300)
Net cash used in investing activities	(2,386)	(1,721)

Financing activities
Increase in bank overdrafts	1,112	1,064
Increase in revolving credit facilities	1,329	392
Increase in long-term debt	-	1,074
Repayment of long-term debt and capital lease obligations	(938)	(982)
Net cash provided by financing activities	1,503	1,548

Increase (decrease) in cash and cash equivalents	346	(1,170)
Effect of foreign exchange on cash and cash equivalents	9	(78)

Cash and cash equivalents
Beginning of year	467	1,398
End of period	$822	$150

The accompanying notes are an integral part of these consolidated financial statements

1.	Basis of Presentation

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries, including Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd., Bemag Transformer Inc., Jefferson Electric, Inc. and Pioneer Critical Power Inc.

These unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation, including amounts related to discontinued operations.

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

These unaudited consolidated financial statements should be read in conjunction with the risk factors, included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on April 1, 2013.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the Company’s accounting policies during the second quarter of 2013.

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

In February 2013, the FASB has issued Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This Update has been issued to improve the transparency of reporting these reclassifications. The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual), effective for reporting periods beginning after December 15, 2012. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. This pronouncement is not expected to have a material impact on our consolidated financial statements.

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

4.	Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$4,898	$5,130
Work in process	3,743	4,360
Finished goods	5,485	5,779
Provision for excess and obsolete inventory	(282)	(357)
Total inventories	$13,844	$14,912

Included in raw materials and finished goods at June 30, 2013 and December 31, 2012 are goods in transit of approximately $0.2 and $0.3 million, respectively.

5.	Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the six months ended June 30, 2013, consisted of the following (in thousands):

	Goodwill	Intangible assets
Balance December 31, 2012	$6,892	$5,329
Additions due to acquisitions	1,068	-
Amortization	-	(142)
Foreign currency translation	(74)	(70)
Balance as of June 30, 2013	$7,886	$5,117

The components of intangible assets as of June 30, 2013 are summarized below (in thousands):

	Intangible	Accumulated	Foreign currency	Net book
	assets	amortization	translation	value
Customer relationships	$2,962	$(745)	$(70)	$2,147
Non-compete agreement	95	(78)	(1)	16
Trademarks	2,049	-	(21)	2,028
Technology-related industry accreditations	950	-	(24)	926
Total intangible assets	$6,056	$(823)	$(116)	$5,117

6.	Other Assets

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

Also included in Other Assets are deferred financing costs of $0.2 million for the periods ended June 30, 2013 and December 31, 2012, respectively.

7.	Debt

Canadian Credit Facilities

The Company’s Canadian subsidiaries have maintained credit facilities with Bank of Montreal since October 2009. In June 2011, Pioneer Electrogroup Canada Inc., together with its subsidiaries, Pioneer Transformers Ltd. and Bemag Transformer Inc., entered into a letter loan agreement with Bank of Montreal (the “Canadian Facilities”) that replaced and superseded all prior financing arrangements with the bank. Bemag Transformer Inc. became a party to the Canadian Facilities on July 1, 2011, upon the acquisition of all of its capital shares by the Company.

The Canadian Facilities provide for up to $23.0 million Canadian dollars (“CAD”) (approximately $22.6 million expressed in U.S. dollars) consisting of a $10.0 million demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to the Company’s U.S. operations, a $50,000 Corporate MasterCard credit facility (“Facility D”) and a $1.0 million foreign exchange settlement risk facility (“Facility E”).

The Canadian Facilities are secured by a first-ranking lien in the amount of approximately $30 million CAD on all of the present and future movable and immovable property of the Company’s Canadian subsidiaries.

The Canadian Facilities require the Company’s Canadian operations to comply on a consolidated basis with various financial covenants, including maintaining a minimum fixed charge coverage ratio of 1.25, a maximum funded debt to EBITDA ratio of 2.75 and a limitation on funded debt to less than 60% of capitalization. The Canadian Facilities also restrict the ability of the Company’s Canadian operations to, among other things, (i) provide any funding to any person, including affiliates, in an aggregate amount exceeding $5.0 million CAD or (ii) make distributions in an aggregate amount exceeding 50% of Pioneer Electrogroup Canada Inc.’s previous year’s net income.

Facility A is subject to margin criteria and borrowings bear interest at the bank’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or the bank’s U.S. base rate plus 0.50% per annum or LIBOR plus 2.00% per annum on amounts borrowed in U.S. dollars.

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

On June 28, 2013, Pioneer Electrogroup Canada Inc. and certain subsidiary guarantors amended and restated the Canadian Facilities with Bank of Montreal in order to, among other things, provide an additional six months to borrow any amounts not already drawn from Facility C. The Company also entered into a guaranty agreement to guarantee the obligations under the Canadian Facilities.

As of June 30, 2013, the Company had approximately $10.2 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of approximately $0.9 million outstanding under Facility A, $1.3 million outstanding under Facility B, and $8.0 million outstanding under Facility C.

United States Credit Facilities

The Company’s Jefferson Electric, Inc. subsidiary had a loan agreement with a Johnson Bank that included a revolving credit facility and a term credit facility. In November 2011, the loan agreement was revised to provide for an increase in the borrowing base limit of the revolving credit facility to $6.0 million and a decrease in the interest rate to the U.S. prime rate plus 2.0%. In connection with the amendment, the interest rate under the term credit facility was reduced to 6.0% annually.

In October 2012, the loan agreement was amended to reduce the interest rate under the revolving credit facility to a floating rate subject to a pricing grid, ranging from 2.25% to 3.50% above one month LIBOR, depending on Jefferson Electric, Inc.’s debt service coverage ratio. The term credit facility, which was repaid in full during July 2012, was removed from the Johnson Bank loan agreement in its entirety. Borrowings under the Johnson Bank loan agreement were collateralized by substantially all the U.S. assets of Jefferson Electric, Inc., and an officer of the subsidiary was a guarantor. The Johnson Bank loan agreement, as amended, required Jefferson Electric, Inc. to comply with certain financial covenants, including a requirement to exceed a minimum target for tangible net worth and maintain a minimum debt service coverage ratio. The loan agreement also restricted Jefferson Electric, Inc.’s ability to pay dividends or make distributions, advances or other transfers of assets.

On June 28, 2013, the Company and its wholly-owned U.S. subsidiaries, Pioneer Critical Power Inc. and Jefferson Electric, Inc., entered into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facilities”). The U.S. Facilities consist of a $10.0 million demand revolving credit facility that was used to pay off all amounts outstanding under the Johnson Bank loan agreement and will be used to finance ongoing operations; and a $6.0 million term loan facility, with principal repayments becoming due on a five year amortization schedule, that is to be used to finance certain permitted acquisitions by the Company and its subsidiaries.

The U.S. Facilities require the Company’s U.S. operations to comply with various financial covenants, including (a) maintaining a minimum fixed charge coverage ratio of (i) 1.25 for fiscal quarters ending June 30, 2013 to December 31, 2013, and (ii) 1.35 for fiscal quarters ending on or after March 31, 2014, (b) limiting funded debt to less than 50% of capitalization, and (c) maintaining a maximum funded debt to adjusted EBITDA ratio of (i) 5.25 for fiscal quarters ending June 30, 2013 to December 31, 2013, (ii) 5.00 for the fiscal quarter ending March 31, 2014, (iii) 4.50 for the fiscal quarter ending June 30, 2014, (iv) 4.00 for the fiscal quarter ending September 30, 2014, and (v) 3.75 for fiscal quarters ending on or after December 31, 2014. The U.S. Facilities also restrict the ability of the Company and its U.S. subsidiaries to incur indebtedness, create or incur liens, make investments, make distributions or dividends and enter into merger agreements or agreements for the sale of any or all assets.

Borrowings under the demand revolving credit facility bear interest, at the Company’s option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Borrowings under the term loan facility bear interest, at the Company’s option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. In addition, the term loan facility is subject to a standby fee from June 28, 2013 to December 28, 2013, which is calculated monthly, using the unused portion of the facility, at a rate of 0.625% per annum.

In connection with the U.S. Facilities, the Company, Pioneer Critical Power Inc., Jefferson Electric, Inc. and the bank entered into a security agreement, pursuant to which the Company granted a security interest in substantially all of its assets in the U.S., and including 65% of the shares of Pioneer Electrogroup Canada Inc. held by the Company, to secure the Company’s obligations under the U.S. Facilities.

As of June 30, 2013, the Company had approximately $5.5 million outstanding under the demand revolving credit facility, the term loan facility was undrawn and the Company was in compliance with its financial covenant requirements.

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

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Revolving credit facilities	$6,432	$5,141
Term credit facilities	9,293	10,615
Nexus promissory note	1,226	1,371
Capital lease obligations	2	3
Total debt and capital lease obligations	16,953	17,130
Less current portion	(8,476)	(7,335)
Total long-term debt and capital lease obligations	$8,477	$9,795

8.	Shareholders’ Equity

The Company had common stock, $0.001 par value, outstanding of 5,907,255 shares as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, the Company had warrants outstanding to purchase 640,000 shares of common stock with an average exercise price of approximately $14.00 per share. The warrants expire on dates beginning on December 2, 2014 and ending on April 30, 2015. No warrants were exercised during the three months ended June 30, 2013.

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

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of June 30, 2013, and changes during the six months ended June 30, 2013, are presented below:

	Stock	Weighted average	Weighted average remaining	Aggregate
	options	exercise price	contractual term	intrinsic value

Balance December 31, 2012	168,400	$11.85	6.6	$119,500
Granted	73,000	$5.60	9.7	65,700
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2013	241,400	$9.96	7.2	$185,200
Exercisable as of June 30, 2013	143,667	$13.11	6.0	$58,673

As of June 30, 2013, there were 458,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Expense for stock-based compensation recorded for the six months ended June 30, 2013 and 2012 was approximately $119,000 and $133,000, respectively. At June 30, 2013, the Company had total stock-based compensation expense remaining to be recognized in the statement of earnings of approximately $0.2 million.

10.	Pension Plan

One of the Company’s Canadian subsidiaries sponsors a defined benefit pension plan in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current service cost, net of employee contributions	$13	$10	$31	$21
Interest cost on accrued benefit obligation	32	36	63	71
Expected return on plan assets	(42)	(40)	(83)	(78)
Amortization of transitional obligation	3	3	7	7
Amortization of past service costs	2	2	4	4
Amortization of net actuarial gain	14	12	29	24
Total cost of benefit	$22	$23	$51	$49

Cost of Benefits

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $74,000 and $48,000 of contributions to its defined benefit pension plan during the six months ended June 30 2013 and 2012, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

11.	Geographical Information

The Company has one material operating segment, being the sale of electrical equipment. Revenues are attributable to countries based on the location of the Company’s customers (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Canada	$12,336	$14,065	$26,632	$26,211
United States	8,841	7,636	16,239	15,594
Others	818	119	1,675	332
Total	$21,995	$21,820	$44,546	$42,137

12.	Basic and Diluted Earnings Per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Earnings from continuing operations	$1,262	$879	$2,175	$1,719

Denominator:
Weighted average basic shares outstanding	5,907	5,907	5,907	5,907
Effect of dilutive securities - equity based compensation plans	17	1	15	-
Net dilutive effect of warrants outstanding	-	-	-	-
Denominator for diluted earnings per common share	5,924	5,908	5,922	5,907

Earnings from continuing operations per common share:
Basic	$0.21	$0.15	$0.37	$0.29
Diluted	$0.21	$0.15	$0.37	$0.29

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	118	131	118	131
Warrants	640	640	640	640

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.
•	The effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins and profitability.
•	Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.
•	We depend on Hydro-Quebec Utility Company and Siemens Industry, Inc. for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company or Siemens Industry, Inc., could have a significant impact on our results of operations.
•	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.
•	Our ability to expand our business through strategic acquisitions.
•	Our ability to integrate acquisitions and related businesses.
•	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.
•	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.
•	Restrictive loan covenants and/or our ability to repay or refinance debt under our credit facilities could limit our future financing options and liquidity position and may limit our ability to grow our business.
•	Our ability to realize revenue reported in our backlog.
•	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.
•	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

•	A majority of our revenue and a significant portion of our expenditures are derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and earnings.
•	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.
•	Our chairman controls a majority of our combined voting power, and may have, or may develop in the future, interests that may diverge from yours.
•	Future sales of large blocks of our common stock may adversely impact our stock price.
•	The liquidity and trading volume of our common stock.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should carefully review the risk factors and other cautionary statements in this Form 10-Q and those described from time to time in our other reports filed with the Securities and Exchange Commission for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

Overview

We manufacture specialty electrical transmission and distribution equipment and provide a broad range of custom-engineered and general purpose solutions for applications in the utility, industrial and commercial markets. We are headquartered in Fort Lee, New Jersey and operate from seven additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

Recent Events

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

The financial position and operating results of our Canadian subsidiaries have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2013			2012
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$1.0160	$1.0089	$1.0089	$0.9975	$1.0012	$1.0012
June 30	$1.0518	$1.0234	$1.0161	$1.0181	$1.0102	$1.0057

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

Results of Operations

Three Months and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Revenue. For the three months ended June 30, 2013, our consolidated revenue increased to $22.0 million, up from $21.8 million during the three months ended June 30, 2012. The $0.2 million overall increase in our revenue includes $0.5 million of switchgear sales by Pioneer Critical Power Inc., our newest business which was launched in March 2013. During the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, sales of our transformer products decreased by $0.3 million to $21.5 million. The 1.5% decrease in our transformer revenue was comprised of a 3.9% decrease in dry-type transformer sales, driven mostly by lower sales in Canada, and was partially offset by a 1.2% increase in our liquid-filled transformer sales (driven mostly by increased sales to U.S. customers).

For the six months ended June 30, 2013, our consolidated revenue increased by $2.4 million, or 5.7%, to $44.5 million, up from $42.1 million during the six months ended June 30, 2012. Approximately $1.9 million of the increase in our revenue was derived from transformer sales, which increased by 4.5% to $44.0 million, as compared to $42.1 million for the six months ended June 30, 2012. This increase in our transformer sales was driven mostly by several large orders for liquid-filled products, sales of which grew 14.5% on a year-over-year basis, particularly from customers in Alberta’s utility and oil & gas sectors. Offsetting these increases was a 4.2% decline in dry-type unit sales, due primarily to two factors — a large order that was recognized during the first six months of 2012 and not repeated, and our decision to reduce sales discounts in the Canadian distribution channel which we believe also reduced demand this quarter. The remaining $0.5 million increase in our overall revenue during the 2013 period resulted from four additional months of operations for our Pioneer Critical Power Inc. business.

Gross Margin. For the three months ended June 30, 2013, our gross margin percentage was 25.4% of revenues, as compared to 21.8% during the three months ended June 30, 2012. The increase in our gross margin percentage reflects favorable year-over-year comparisons for all of our general product categories. Our gross margin percentage on sales of liquid-filled transformers increased by 5.3% during the three months ended June 30, 2013, driven by strong demand for larger, custom-designed substation-class transformers. In addition, our unit volume of network transformers, a design used exclusively by utilities, was also up significantly during the three months ended June 30, 2013, as compared to the same period of 2012. Our average dry-type gross margin percentage increased 1.2% during the three months ended June 30, 2013, as compared to the same period of 2012, mostly as a result of manufacturing efficiencies implemented at our Canadian dry-type facility. Our gross margin percentage on switchgear sales, although still a small contributor in terms of total gross profit dollars, also had the effect of increasing our overall gross margin during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

For the six months ended June 30, 2013, our gross margin percentage increased to 23.9% of revenues, compared to 22.2% during the six months ended June 30, 2012. The 1.7% increase in our gross margin was due to several of the factors described above, but was also a result of a shift in mix towards our more profitable product categories. We generally achieve higher gross margins from sales of our engineered-to-order products (principally liquid-filled transformers and switchgear) than we do from the sale of our dry-type transformers, a large portion of which consists of catalogue designs sold on a wholesale basis through our distribution network. For the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, liquid-filled transformers represented 50.4% of our consolidated revenue (up from 46.5%), switchgear represented 1.1% (up from 0.0%) and dry-type transformers represented 48.5% (down from 53.5%).

Selling, General and Administrative Expense. For the three months ended June 30, 2013, our selling, general and administrative expense increased by approximately $0.2 million, or 6.7%, to $3.5 million, as compared to $3.3 million during the three months ended June 30, 2012. The increase in our selling, general and administrative expense during the three months ended June 30, 2013, as compared to the same period of 2012, was primarily due to due to the inclusion of three months of operations of our new switchgear business, as well as to an increase in our corporate expenses. As a percentage of total revenue, our selling, general and administrative expense increased to 16.1% during the three months ended June 30, 2013, as compared to 15.2% during the three months ended June 30, 2012.

For the six months ended June 30, 2013, our selling, general and administrative expense increased by approximately $0.5 million, or 7.6%, to $7.1 million, as compared to $6.6 million during the six months ended June 30, 2012. Approximately half of the increase was due to the inclusion of four full months of operations of our new switchgear business. Another one-third of the increase in our selling, general and administrative expense was attributable to higher corporate expenses, consisting primarily of higher personnel costs and professional fees. The remaining increase of approximately $0.1 million in our selling, general and administrative expense resulted from our transformer businesses. As a percentage of total revenue, our selling, general and administrative expense increased to 15.8% during the six months ended June 30, 2013, as compared to 15.5% during the six months ended June 30, 2012.

Foreign Exchange (Gain) Loss. During the three months and six months ended June 30, 2013, approximately 56% and 60% of our consolidated operating revenues were denominated in Canadian dollars and a material percentage of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended June 30, 2013, we recorded a gain of approximately $14,000 due to currency fluctuations, compared to a gain of approximately $14,000 during the three months ended June 30, 2012. For the six months ended June 30, 2013, we recorded a loss of approximately $47,000, compared to a gain of approximately $86,000 during the six months ended June 30, 2012.

Interest and Bank Charges. For the three and six months ended June 30, 2013, interest and bank charges were approximately $183,000 and $368,000, as compared to $230,000 and $443,000 during the three and six months ended June 30, 2012. The decrease in our interest expense was due to lower average borrowing costs under our U.S. credit facilities, together with lower average borrowings outstanding so far during 2013, as compared to 2012.

Other Expense (Income). For the three and six months ended June 30, 2013, other non-operating expense was approximately $74,000 and $167,000, as compared to $1,000 and $30,000 during the three and six months ended June 30, 2012. Approximately $93,000 of the 2013 other expense resulted from professional fees and costs incurred by Pioneer Critical Power Inc. in connection with a business acquisition and the remaining $74,000 resulted from a reduction in force affecting our dry-type transformer business during the second quarter. The 2012 other expense consists primarily of professional fees incurred in connection with post-closing requirements related to our acquisition of Bemag Transformer Inc. in 2011.

Provision for Income Taxes. For the three and six months ended June 30, 2013, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 30.1% and 28.2%, as compared to 29.4% and 28.9% during the three and six months ended June 30, 2012. Most of our taxable income is derived in Canada where we are subject to lower corporate tax rates relative to our U.S. operations.

Earnings from Continuing Operations. We generated net earnings from continuing operations of $1.3 million and $2.2 million for the three and six months ended June 30, 2013, as compared to $0.9 million and $1.7 million during the three and six months ended June 30, 2012. Earnings from continuing operations per basic and diluted share for the three and six months ended June 30, 2013 were $0.21 and $0.37, as compared to $0.15 and $0.29 for the three and six months ended June 30, 2012. Our earnings from continuing operations benefitted from a higher operating income margin on increased sales, together with lower interest expense for the reasons described above. These improvements, as compared to the three and six months ended June 30, 2012, were partially offset by foreign exchange losses and increased non-operating expenses primarily due to an acquisition.

Backlog. Our order backlog at June 30, 2013 was $24.4 million, as compared to $23.6 million at December 31, 2012 and $24.3 million at June 30, 2012. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during the next six months.

Liquidity and Capital Resources

General. At June 30, 2013, we had cash and cash equivalents of approximately $0.8 million and total debt, including capital lease obligations, of $17.0 million. We have historically met our cash needs through a combination of cash flows from operating activities and short-term bank borrowings. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided by (Used in) Operating Activities. Cash provided by our operating activities was approximately $1.2 million during the six months ended June 30, 2013, compared to cash used in our operating activities of $1.0 million during the six months ended June 30, 2012. The principal elements of cash provided by operating activities during the six months ended June 30, 2013 were $2.2 million of earnings from continuing operations and $0.8 million of non-cash expenses consisting of depreciation, amortization and stock-based compensation. These sources of cash during the period were partially offset by $1.5 million of cash used for working capital and $0.3 million related to deferred taxes and pension costs.

Cash Provided by (Used in) Investing Activities. Cash used in investing activities during the six months ended June 30, 2013 was approximately $2.4 million, as compared to $1.7 million during the six months ended June 30, 2012. During the six months ended June 30, 2013 our cash used in investing activities increased by approximately $1.4 million for the expansion of our Canadian dry-type transformer manufacturing facility. In addition, during the six months ended June 30, 2013, we used approximately $0.7 million of cash for the acquisition of Power Systems Solutions, Inc. Our uses of cash in investing activities during the six months ended June 30, 2012 included $1.1 million for the purchase of our Canadian dry-type transformer manufacturing facility, and for a $0.3 million loan we made to the developer of a renewable energy project for the purpose of securing a purchase order for our transformers. Additions to our property, plant and equipment in the ordinary course of business were $0.3 million during the six month periods ended June 30, 2013 and June 30, 2012.

Cash Provided by (Used in) Financing Activities. Cash provided by our financing activities was approximately $1.5 million during the six months ended June 30, 2013 and June 30, 2012. During the six months ended June 30, 2013, our cash provided by financing activities included $2.4 million of increased bank overdrafts and borrowings under our revolving credit facilities, offset by principal payments of $0.9 million on our long-term debt. During the six months ended June 30, 2012, bank overdrafts and borrowings under our revolving credit facilities provided cash of $1.4 million, new borrowings of long-term debt provided cash of $1.1 million, and we made scheduled principal repayments on our long-term debt of $1.0 million.

Working Capital. As of June 30, 2013, we had net working capital of $5.8 million, including $0.8 million of cash and equivalents, compared to net working capital of $6.9 million, including $0.5 million of cash and equivalents at December 31, 2012. Our current assets were approximately 1.3 times our current liabilities at June 30, 2013, and at December 31, 2012. At June 30, 2013 and December 31, 2012, we had $4.6 million and $4.7 million, respectively, of available and unused borrowing capacity from our revolving credit facilities. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Credit Facilities and Long-Term Debt

Canadian Credit Facilities. Our Canadian subsidiaries have maintained credit facilities with Bank of Montreal since October 2009. In June 2011, Pioneer Electrogroup Canada Inc., our wholly owned subsidiary and the parent company of all our active subsidiaries in Canada entered into a letter loan agreement with Bank of Montreal (the “Canadian Facilities”) that replaced and superseded all of our prior financing arrangements with the bank.

Our Canadian Facilities provide for up to $23.0 million Canadian dollars (“CAD”) (approximately $22.6 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million CAD term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to our U.S. corporations, a $50,000 CAD Corporate MasterCard credit facility and a $1.0 million CAD foreign exchange settlement risk facility.

The Canadian Facilities require us to comply on a consolidated Canadian basis with various financial covenants, including maintaining a minimum fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and a limitation on funded debt as a percent of capitalization.

Facility A is subject to margin criteria and borrowings bear interest at Bank of Montreal’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.50% per annum or LIBOR plus 2.00% per annum on amounts borrowed in U.S. dollars.

Borrowings under Facility B bear interest at Bank of Montreal’s prime rate plus 1.00% per annum with principal repayments becoming due on a five year amortization schedule.

Borrowings under Facility C are repayable according to a five year principal amortization schedule and bear interest at the following rates: if the funded debt to EBITDA ratio is equal to or greater than 2.00, Bank of Montreal’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars; or, if the funded debt to EBITDA ratio is less than 2.00, Bank of Montreal ’s prime rate plus 1.00% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.00% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars. In addition, Facility C is subject to a standby fee which is calculated monthly using the unused portion of the facility at either 0.625% per annum if the funded debt to EBITDA ratio is equal to or greater than 2.00, or 0.5625% per annum if the funded debt to EBITDA ratio is less than 2.00.

On June 28, 2013, Pioneer Electrogroup Canada Inc. and certain subsidiary guarantors amended and restated the letter loan agreement with Bank of Montreal in order to, among other things, provide an additional six months to borrow any amounts not already drawn from Facility C. We also entered into a guaranty agreement to guarantee the obligations under the amended and restated letter loan agreement.

As of June 30, 2013, we had approximately $10.2 million in U.S. dollar equivalents outstanding under our Canadian Facilities and were in compliance with our financial covenant requirements. Our borrowings consisted of approximately $0.9 million outstanding under Facility A, $1.3 million outstanding under Facility B and $8.0 million outstanding under Facility C.

United States Credit Facilities. Our Jefferson Electric, Inc. subsidiary had a loan agreement with Johnson Bank that included a revolving credit facility with a borrowing base limit of $6.0 million. Effective as of October 31, 2012, the credit facility was extended for an additional year, with interest ranging from 2.25% to 3.50% above one month LIBOR, depending on Jefferson Electric, Inc.’s debt service coverage ratio.

On June 28, 2013, in connection with entering into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facilities”), we repaid all amounts outstanding under the Johnson Bank facility. The U.S. Facilities consist of a $10.0 million demand revolving credit facility that was used to repay Johnson Bank and will be used to finance ongoing operations; and a $6.0 million term loan facility, with principal repayments becoming due on a five year amortization schedule, that is to be used to finance certain permitted acquisitions by us and our subsidiaries.

The U.S. Facilities require our U.S. operations to comply with various financial covenants, including maintaining minimum fixed charge coverage ratios, a maximum funded debt to capitalization ratio and maximum funded debt to adjusted EBITDA ratios. The U.S. Facilities also restrict our ability to incur indebtedness, create or incur liens, make investments, make distributions or dividends and enter into merger agreements or agreements for the sale of any or all our assets.

Borrowings under the demand revolving credit facility bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Borrowings under the term loan facility bear interest, at our option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. In addition, the term loan facility is subject to a standby fee from June 28, 2013 to December 28, 2013, which is calculated monthly, using the unused portion of the facility, at a rate of 0.625% per annum.

Our obligations under the U.S. Facilities are guaranteed by our wholly-owned U.S. subsidiaries, Pioneer Critical Power Inc. and Jefferson Electric, Inc. In addition, we and our wholly-owned U.S. subsidiaries granted a security interest in substantially all of our assets, including 65% of the shares of Pioneer Electrogroup Canada Inc. held by us, to secure our obligations for borrowed money under the U.S. Facilities.

As of June 30, 2013, we had approximately $5.5 million outstanding under the demand revolving credit facility, the term loan facility was undrawn and were in compliance with its financial covenant requirements.

Nexus Promissory Note. On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. As of June 30, 2013, there was approximately $1.2 million outstanding.

Capital Lease Obligations. As of March 31, 2013, the principal amount of equipment loans and capital lease obligations we had outstanding was immaterial. These equipment loans and capital lease obligations are scheduled to be repaid in full by December 2013.

Capital Expenditures

In June 2012, we completed the acquisition of the land and building comprising our dry-type transformer facility in Canada at a cost of approximately $1.1 million. We recently completed construction to expand the location’s manufacturing floor space by approximately 16,000 square feet. Including the cost of new machinery and equipment to be purchased, the capital budget for the entire expansion project is approximately $1.9 million, all of which is expected to be disbursed before the end of 2013. Otherwise, we have no major future capital projects planned, or significant replacement spending anticipated during 2013.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Form 10-Q, our Annual Report on Form 10–K for the year ended December 31, 2012 and our other periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

Risks Relating to Our Business and Industry

We are vulnerable to economic downturns in the commercial construction market, which may reduce the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.

Portions of our business, in particular those of Jefferson Electric, Inc. and Bemag Transformer Inc., involve sales of our products in connection with commercial and industrial construction. Our sales to this sector are affected by the levels of discretionary business spending. During economic downturns in this sector, the levels of business discretionary spending may decrease. This decrease in spending will likely reduce the demand for some of our products and may adversely affect our sales, earnings, cash flow or financial condition.

The commercial and industrial building and maintenance sectors began to experience a significant decline in 2008. The downturn in these segments contributed to a decline in the demand for our standard distribution transformer products and adversely affected Jefferson Electric, Inc.’s sales and earnings in 2008 through 2010. We cannot predict the timing, duration or severity of another such downturn in these segments which may adversely impact sales, earnings and cash flow.

Our operating results may vary significantly from quarter to quarter, which makes our operating results difficult to predict and can cause our operating results in any particular period to be less than comparable quarters and expectations from time to time.

Our quarterly results may fluctuate significantly from quarter to quarter due to a variety of factors, many of which are outside our control and have the potential to materially and adversely affect our results. Factors that affect our operating results include the following:

•	the size, timing and terms of sales and orders, especially large customer orders;
•	variations caused by customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;
•	the timing and volume of work under new agreements;
•	the spending patterns of customers;
•	customer orders received;
•	a change in the mix of our products having different margins;
•	a change in the mix of our customers, contracts and business;
•	increases in design and manufacturing costs;
•	the length of our sales cycles;
•	the rates at which customers renew their contracts with us;
•	changes in pricing by us or our competitors, or the need to provide discounts to win business;
•	a change in the demand or production of our products caused by severe weather conditions;
•	our ability to control costs, including operating expenses;
•	losses experienced in our operations not otherwise covered by insurance;
•	the ability and willingness of customers to pay amounts owed to us;

•	the timing of significant investments in the growth of our business, as the revenue and profit we hope to generate from those expenses may lag behind the timing of expenditures;
•	costs related to the acquisition and integration of companies or assets;
•	general economic trends, including changes in equipment spending or national or geopolitical events such as economic crises, wars or incidents of terrorism; and
•	future accounting pronouncements and changes in accounting policies.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for an entire year.

Our industry is highly competitive.

The electrical transmission and distribution equipment industry is highly competitive. Principal competitors in our markets include ABB Ltd., Carte International, Inc., Eaton Corporation plc, Emerson Electric Company, General Electric Company, Hammond Power Solutions Inc., Howard Industries, Inc., Partner Technologies, Inc., Russelectric, Inc. and Schneider Electric SA. Many of these competitors, as well as other companies in the broader electrical equipment manufacturing and service industry where we expect to compete, are significantly larger and have substantially greater resources than we do and are able to achieve greater economies of scale and lower cost structures than us and may, therefore, be able to provide their products and services to customers at lower prices than we are able to. Moreover, our competitors could develop the expertise, experience and resources to offer products that are superior in both price and quality to our products. While we seek to compete by providing more customized, highly-engineered products, there are few technical or other barriers to prevent much larger companies in our industry from putting more emphasis on this same strategy. Similarly, we cannot be certain that we will be able to market our business effectively in the face of competition or to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base. Our inability to manage our business in light of the competitive forces we face could have a material adverse effect on our results of operations.

Because we currently derive a significant portion of our revenues from two customers, any decrease in orders from these customers could have an adverse effect on our business, financial condition and operating results.

We depend on Hydro-Quebec Utility Company and Siemens Industry, Inc. for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company or Siemens Industry, Inc., has, in the past, had a significant impact on our results of operations. In particular, Hydro-Quebec Utility Company represented approximately 19% and 21% of our net sales in the years ended December 31, 2012 and 2011, respectively. In addition, Siemens Industry, Inc. accounted for 12% and 11% of our net sales in the years ended December 31, 2012 and 2011, respectively. Our long term supply agreements with Hydro-Quebec Utility Company had an initial term expiring in April 2012, and two one-year extension options, the second of which was exercised by Hydro-Quebec Utility Company and which extended our contracts through April 2014. We therefore cannot assure you that Hydro-Quebec Utility Company will continue to purchase transformers from us in quantities consistent with the past or at all. In addition, our pricing agreement with Siemens Industry, Inc. does not obligate Siemens Industry, Inc. to purchase transformers from us in quantities consistent with the past or at all. If either of these customers was to significantly cancel, delay or reduce the amount of business it does with us for any reason, there would be a material adverse effect on our business, financial condition and operating results.

The departure or loss of key personnel could disrupt our business.

We depend heavily on the continued efforts of Nathan J. Mazurek, our principal executive officer, and on other senior officers who are responsible for the day-to-day management of our four operating subsidiaries. In addition, we rely on our current electrical and mechanical design engineers, along with trained coil winders, many of whom are important to our operations and would be difficult to replace. We cannot be certain that any of these individuals will continue in their respective capacities for any particular period of time. The departure or loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

We may not be able to expand our business through strategic acquisitions, which could decrease our profitability.

A key element of our strategy is to pursue strategic acquisitions that either expand or complement our business in order to increase revenue and earnings. We may not be able to identify additional attractive acquisition candidates on terms favorable to us or in a timely manner. We may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to us, if at all. Moreover, we may not be able to integrate any acquired businesses into our business or to operate any acquired businesses profitably. Recently acquired businesses (such as Power Systems Solutions, Inc.) may operate at lower profit margins, which could negatively impact our results of operations. Each of these factors may contribute to our inability to grow our business through strategic acquisitions, which could ultimately result in increased costs without a corresponding increase in revenues, which would result in decreased profitability.

Any acquisitions that we complete may not perform as planned and could disrupt our business and harm our financial condition and operations.

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

In addition, integrating product acquisitions and completing any future acquisitions involve numerous operational and financial risks. These risks include difficulty in assimilating acquired operations, diversion of management’s attention, and the potential loss of key employees or customers of acquired operations. Furthermore, companies acquired by us may not generate financial results consistent with our management’s plans at the time of acquisition. To this end, through transactions completed in June and August 2010, we acquired substantially all the assets and the capital stock of AAER Inc. to form Pioneer Wind Energy Systems Inc., a business that sought to provide project integration solutions, including equipment sales, procurement, after-sales services and financing to community wind and industrial customers. In September 2011, following weak domestic wind energy market conditions, combined with our inability to establish an arrangement, on commercially acceptable terms, with a qualified third party to provide outsourced parts procurement and assembly services, we decided to discontinue this business. On a cumulative basis, from formation through to the discontinuation of Pioneer Wind Energy Systems Inc., our results from operations were impacted by a cumulative net loss of $3.0 million.

If we do not conduct an adequate due diligence investigation of a target business that we acquire, we may be required subsequently to take write downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

As part of our acquisition strategy, we will need to conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. We may have limited time to conduct such due diligence. Even if we conduct extensive due diligence on a target business that we acquire, we cannot assure you that this diligence will uncover all material issues relating to a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business or the environment in which the target business operates, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in us reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants that we may be subject to as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our revenue may be adversely affected by fluctuations in currency exchange rates.

A majority of our revenue and a significant portion of our expenditures are derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and earnings. For example, if the Canadian dollar appreciates relative to the U.S. dollar, the fluctuation will result in a positive impact on the revenues that we report. However, if the Canadian dollar depreciates relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the Canadian dollar. Conversely, the impact of currency fluctuations may result in an increase in reported sales despite declining sales when reported in the Canadian dollar. The exchange rate from the U.S. dollar to the Canadian dollar has fluctuated substantially in the past and may continue to do so in the future. Though we may choose to hedge our exposure to foreign currency exchange rate changes in the future, there is no guarantee such hedging, if undertaken, will be successful.

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

Bemag Transformer Inc. depends on three electrical distributor groups for a large portion of its business, and any change in the level of orders from these distributors, has, in the past, had a significant impact on Bemag Transformer Inc.’s results of operations. Collectively, purchases from these distributor groups represented approximately 50% of Bemag Transformer Inc.’s sales in 2012 and approximately 9% of our sales on a consolidated basis. We expect aggregate sales to these distributor groups to continue to represent less than 10% of our consolidated sales in 2013. Our Bemag Transformer Inc. subsidiary has pricing and rebate agreements with these distributor groups that are negotiated annually and, if the pricing and rebate agreements are modified or not renewed in future periods or are less favorable than those offered by competitors, we cannot assure you that these distributor groups will continue to purchase transformers from us in quantities consistent with the past or at all. If any of these distributor groups were to influence our customers to cancel, significantly delay or reduce the amount of business they do with Bemag Transformer Inc., there could be a material adverse effect on our business, financial condition and operating results. Moreover, although Bemag Transformer Inc. has agreements for the sale of its products through these three distributor groups, these agreements do not obligate the groups to distribute transformers from Bemag Transformer Inc. in quantities consistent with the past or at all. If any of these distributor groups were to become insolvent, our business, financial condition and operating results could also be materially adversely affected.

We have, and expect to continue to have, credit facilities with restrictive loan covenants that may impact our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

We will continue to rely on our credit facilities with Bank of Montreal for a significant portion of the working capital to operate our business and execute our strategy. These credit facilities contain certain covenants that restrict our ability to, among other things:

•	undergo a change in control;
•	incur new indebtedness or other obligations, subject to certain exceptions;
•	pay cash dividends;
•	create or incur new liens, subject to certain exceptions;
•	make new acquisitions or investments in other entities, subject to certain exceptions;
•	wind up, liquidate or dissolve our affairs;
•	change the nature of our core business;
•	alter our capital structure in a manner that would be materially adverse to our lenders; and
•	make investments or advancements to affiliated or related companies.

The majority of the liquidity derived from our credit facilities is based on availability determined by a borrowing base. Specifically, the availability of credit is dependent upon eligible receivables, inventory and certain liens. We may not be able to maintain adequate levels of eligible assets to support our required liquidity.

In addition, our credit facilities require us to meet certain financial ratios, including maximum funded debt to EBITDA ratios, funded debt to total capitalization ratios and fixed charge coverage ratios. Our ability to meet these financial provisions may be affected by events beyond our control. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit facilities, our lenders could institute foreclosure proceedings against the assets securing borrowings under those facilities, which would harm our business, financial condition and results of operations.

The indebtedness under our credit facilities with Bank of Montreal is secured by substantially all of our consolidated assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

Indebtedness under our credit facilities with Bank of Montreal is secured by a lien on substantially all of our assets. Accordingly, if an event of default were to occur under our credit facilities, Bank of Montreal would have a prior right to our assets, to the exclusion of our general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our senior secured credit agreement), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for our equity holders. The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

We may not be able to fully realize the revenue value reported in our backlog.

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of June 30, 2013, our order backlog was $24.4 million. Orders included in our backlog are represented by customer purchase orders and contracts that we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new customer orders received by us during a given period. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

We are subject to pricing pressure from our larger customers.

We face significant pricing pressures in all of our business segments from our larger customers, including Hydro-Quebec Utility Company and Siemens Industry, Inc. Because of their purchasing size, our larger customers can influence market participants to compete on price terms. Such customers also use their buying power to negotiate lower prices. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on our financial results.

Deterioration in the credit quality of several major customers could have a material adverse effect on our operating results and financial condition.

A significant asset included in our working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or are otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Deterioration in the credit quality of Hydro-Quebec Utility Company, Siemens Industry, Inc. or of any other major customers could have a material adverse effect on our operating results and financial condition.

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

Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may experience shortages of qualified personnel. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel. Labor shortages, increased labor costs or loss of our most skilled workers could impair our ability to deliver on time to our customers (thereby creating a risk that we lose our customers to competition) and would inhibit our ability to maintain our business or grow our revenues, and may adversely impact our profitability.

Our business operations are dependent upon our ability to engage in successful collective bargaining with our unionized workforce.

Approximately 70% of our workforce is unionized. Our current collective bargaining agreements with our unionized workforces in Canada expire in May 2015, in the case of Pioneer Transformers Ltd., and in the case of Bemag Transformer Inc., expired in March 2013. We are in the process of negotiating a new collective bargaining agreement with our unionized workforce at Bemag Transformer Inc. which may take several months to complete. There can be no assurance we will be successful in this effort. We have similar labor agreements with our unionized workforce in Reynosa, Mexico that has an indefinite term, subject to annual review and negotiation of key provisions. If we are unable to renew our collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

Deploying a new enterprise resource planning system could interfere with our business or operations and could adversely impact our financial position, results of operations and cash flows.

We are in the process of deploying a new enterprise resource planning, or ERP, system. This project requires significant investment of capital and human resources, the re-engineering of many processes of our business and the attention of many employees who would otherwise be focused on other aspects of our business. Any disruptions, delays or deficiencies in the design and integration of the new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop and commercialize products, provide services, fulfill contractual obligations, file reports with the Securities Exchange Commission in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

We are subject to the risks of owning real property.

We own real property, including the land and buildings at two of our manufacturing locations. The ownership of real property subjects us to risks, including: the possibility of environmental contamination and the costs associated with fixing any environmental problems and the risk of damages resulting from such contamination; adverse changes in the value of the property due to interest rate changes, changes in the neighborhood in which the property is located or other factors; ongoing maintenance expenses and costs of improvements; the possible need for structural improvements in order to comply with zoning, seismic, disability act or other requirements; and possible disputes with neighboring owners or others.

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

Our international operations subject us to additional risks, which risks and costs may differ in each country in which we do business and may cause our profitability to decline.

Most of our products are manufactured at our facilities in Canada and Mexico, and we depend on a number of suppliers for raw materials and component parts that are located outside of the U.S., including Asia and Western Europe. We generate a significant portion of our revenue from our operations in Canada and currently derive most of our revenue in the U.S. from products we manufacture in Mexico. Our international operations are subject to a variety of risks that we do not face in the U.S., and that we may face only to a limited degree in Canada, including:

•	building and managing highly experienced foreign workforces and overseeing and ensuring the performance of foreign subcontractors;
•	increased travel, infrastructure and legal and compliance costs associated with multiple international locations;
•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the U.S.;
•	changes in foreign currency exchange rates, principally fluctuations in the Canadian dollar and Mexican peso;
•	longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable;
•	difficulties in repatriating overseas earnings;
•	general economic conditions in the countries in which we operate; and
•	political unrest, civil disturbances, corruption, crime, war, incidents of terrorism, or responses to such events.

We may be unable to maintain policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks could cause us to fail to reap our investments in these markets and could harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our international and overall business, financial condition and operating results.

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

Risks Relating to Our Organization

We have applied to list our common stock on the Nasdaq Capital Market, seeking to take advantage of the “controlled company” exemption to the corporate governance rules for NASDAQ-listed companies. If approved for listing as a controlled Company, our common stock may be less attractive to some investors or otherwise harm our stock price.

Because we qualify as a “controlled company” under the corporate governance rules for NASDAQ-listed companies, if approved for listing we would not be required to have a majority of our board of directors be independent, nor would we be required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, our board of directors has determined, upon listing, not to have a majority of independent directors or an independent nominating or compensation committee and to have the full board of directors be directly responsible for compensation matters and for nominating members of our board. Accordingly, regardless of us becoming listed on NASDAQ, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all the corporate governance rules for NASDAQ-listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Our board of directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Accordingly, we may issue shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock. Issuances of preferred stock, depending upon the rights, preferences and designations of the preferred stock, may have the effect of delaying, deterring or preventing a change of control, even if that change of control might benefit our stockholders. In addition, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless (i) prior to the date of the transaction, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder; (ii) the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding (a) shares owned by persons who are directors and also officers and (b) shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or (iii) on or subsequent to the date of the transaction, the business combination is approved by the board and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

Section 203 could delay or prohibit mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

Your ability to influence corporate decisions may be limited because Provident Pioneer Partners, L.P. owns a controlling percentage of our common stock.

Provident Pioneer Partners, L.P., which is controlled by Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, beneficially owns approximately 77.9% of our outstanding common stock. As a result of this stock ownership, Provident Pioneer Partners, L.P. and Mr. Mazurek can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Provident Pioneer Partners, L.P. and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of us as a whole.

Furthermore, pursuant to the terms of our credit agreement with Bank of Montreal, Chicago Branch, we are restricted from, among other things, entering into merger agreements or agreements for the sale of any or all of our assets outside the course of ordinary business. As such, even if certain corporate transactions may be approved by our stockholders, Bank of Montreal, Chicago Branch, as the lender under our credit agreement, has final authority to approve or reject certain of our transactions. This could lead to us not being able to effect certain transactions that may be in the best interests of our stockholders or our business.

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

In addition, our internal controls will also include those of any company or business that we may acquire in the future. Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, information and other systems. As a result, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations.

Risks Relating to our Common Stock

There has been a limited market for our common stock and we cannot ensure investors that an active market for our common stock will be sustained.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will be maintained. Due to the illiquidity of our common stock, the market price may not accurately reflect our relative value. There can be no assurance that an active market for our shares of common stock will develop in the future. Because our common stock is so thinly traded, even limited trading in our shares has in the past, and might in the future, lead to dramatic fluctuations in share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business.

In addition, our common stock currently trades on the OTC Bulletin Board, which generally lacks the liquidity, research coverage and institutional investor following of a national securities exchange such as the Nasdaq Stock Market, the NYSE MKT or the New York Stock Exchange. While we have applied to list our common stock on the Nasdaq Capital Market, we cannot assure you that our common stock will be accepted for listing on such national securities exchange or that we will maintain compliance with all of the requirements for our common stock to remain listed. Additionally, if our common stock is accepted for listing on the Nasdaq Capital Market, there can be no assurance that trading of our common stock on such market will be sustained or desirable.

Our stock price may be volatile, which could result in substantial losses for investors.

The market price of our common stock is highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;
•	additions or departures of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer;
•	sales of our common stock, including management shares;
•	limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors;
•	our ability to manage the costs of maintaining adequate internal financial controls and procedures in connection with the acquisition of additional businesses;
•	period-to-period fluctuations in our financial results; and
•	announcement of acquisitions.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

A significant number of our shares will be eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have a total of 5,907,255 shares of common stock outstanding, of which 240,000 shares are currently freely tradeable, and an additional 1,000,000 shares are freely tradeable pursuant to an effective registration statement, unless they are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, as amended. The remaining shares outstanding may be resold only through registration under the Securities Act of 1933, as amended, or under an available exemption from registration, such as Rule 144.

In addition, 881,400 shares are issuable upon exercise of options and warrants. Pursuant to an effective registration statement, 400,000 shares issuable upon exercise of outstanding warrants are freely tradeable unless they are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, as amended. If any options or other warrants are exercised, the shares issued upon exercise will also be restricted, but may be sold under Rule 144 after the shares have been held for six months. Sales under Rule 144 may be subject to volume limitations and other conditions.

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

We do not expect to pay cash dividends in the future. As a result, any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. In addition, our credit agreement with Bank of Montreal, Chicago Branch restricts our ability to pay cash dividends. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

PIONEER POWER SOLUTIONS, INC.

Date: August 14, 2013	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: August 14, 2013	/s/ Andrew Minkow
Andrew Minkow Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer duly authorized to sign on behalf of Registrant)

Exhibit No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).
4.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).
4.2	Form of $10.00 Warrant (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).
4.3	Form of $16.25 Warrant (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).
4.4	Warrant to Purchase Common Stock, dated April 30, 2010, issued to Thomas Klink (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).
4.5	Warrant to Purchase Common Stock, dated April 26, 2010 (Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 1, 2010).
4.6	Form of Warrant to Purchase Common Stock, dated May 11, 2010, issued to investor relations firm and its designees (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 20, 2011).
10.1*	First Amendment to Credit Agreement, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

- 33 -