Form 10-Q
period 2013-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2013-11-12
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 11, 2013
Common Stock, $0.001 par value	7,172,255

PIONEER POWER SOLUTIONS, INC.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2013 and 2012	1
Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012	2
Consolidated Balance Sheets at September 30, 2013 and December 31, 2012	3
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.A Risk Factors	22
Item 6. Exhibits	34

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$22,447	$19,226	$66,993	$61,362
Cost of goods sold	16,548	15,008	50,434	47,791
Gross profit	5,899	4,218	16,559	13,571
Operating expenses
Selling, general and administrative	3,610	3,216	10,662	9,767
Foreign exchange (gain) loss	(4)	(160)	43	(245)
Total operating expenses	3,606	3,056	10,705	9,522
Operating income	2,293	1,162	5,854	4,049
Interest expense	226	256	594	699
Other expense	236	39	403	69
Earnings from continuing operations before income taxes	1,831	867	4,857	3,281
Provision for income taxes	822	640	1,674	1,337
Earnings from continuing operations	1,009	227	3,183	1,944
Loss from discontinued operations, net of income taxes	-	-	-	(161)
Net earnings	$1,009	$227	$3,183	$1,783

Earnings from continuing operations per share:
Basic	$0.17	$0.04	$0.53	$0.33
Diluted	$0.17	$0.04	$0.53	$0.33

Earnings per common share:
Basic	$0.17	$0.04	$0.53	$0.30
Diluted	$0.17	$0.04	$0.53	$0.30

Weighted average common shares outstanding:
Basic	6,051	5,907	5,956	5,907
Diluted	6,083	5,915	5,977	5,910

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net earnings	$1,009	$227	$3,183	$1,783
Other comprehensive income, net of tax:
Foreign currency translation adjustments	249	151	(235)	48
Amortization of net prior service costs and net actuarial losses	53	34	83	25
Other comprehensive income (loss)	302	185	(152)	73
Comprehensive income	$1,311	$412	$3,031	$1,856

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,290	$467
Accounts receivable	12,135	10,579
Inventories	13,436	14,912
Income taxes receivable	67	69
Deferred income taxes	792	563
Prepaid expenses and other current assets	1,170	885
Current assets of discontinued operations	-	47
Total current assets	30,890	27,522
Property, plant and equipment	12,639	10,937
Noncurrent deferred income taxes	577	700
Other assets	968	798
Intangible assets	5,071	5,329
Goodwill	8,409	6,892
Total assets	$58,554	$52,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving credit facilities	$2,077	$-
Accounts payable and accrued liabilities	12,403	12,044
Current maturities of long-term debt and capital lease obligations	2,327	7,335
Income taxes payable	1,105	1,135
Current liabilities of discontinued operations	-	125
Total current liabilities	17,912	20,639
Long-term debt and capital lease obligations, net of current maturities	8,090	9,795
Pension deficit	653	837
Noncurrent deferred income taxes	2,933	2,992
Total liabilities	29,588	34,263
Shareholders’ Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 7,172,255 and 5,907,255 shares and issued and outstanding	7	6
Additional paid-in capital	16,084	8,065
Accumulated other comprehensive loss	(1,088)	(936)
Retained earnings	13,963	10,780
Total shareholders’ equity	28,966	17,915
Total liabilities and shareholders’ equity	$58,554	$52,178

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net earnings	$3,183	$1,783
Depreciation	881	910
Amortization of intangibles	213	214
Deferred tax expense	(147)	(147)
Accrued pension	(157)	(49)
Stock-based compensation	152	202
Restructuring and asset impairment charges, discontinued operations	-	49
Changes in current operating assets and liabilities
Accounts receivable, net	(1,743)	(3,420)
Inventories	1,361	(1,398)
Prepaid expenses and other assets	(422)	(358)
Income taxes	(34)	518
Accounts payable and accrued liabilities	(71)	(92)
Discontinued operations assets and liabilities, net	-	82
Net cash provided by (used in) operating activities	3,216	(1,706)

Investing activities
Additions to property, plant and equipment	(2,501)	(1,544)
Business acquisitions, net of cash acquired	(1,601)	-
Note receivable	-	(300)
Net cash used in investing activities	(4,102)	(1,844)

Financing activities
Increase (decrease) in bank overdrafts	(1)	949
Increase (decrease) in revolving credit facilities	(3,044)	1,071
Increase in long-term debt	455	1,074
Repayment of long-term debt and capital lease obligations	(1,688)	(683)
Net proceeds from issuance of common stock	7,869	-
Net cash provided by financing activities	3,591	2,411

Increase (decrease) in cash and cash equivalents	2,705	(1,139)
Effect of foreign exchange on cash and cash equivalents	118	(176)

Cash and cash equivalents
Beginning of year	467	1,398
End of period	$3,290	$83

The accompanying notes are an integral part of these consolidated financial statements

1.	Basis of Presentation

These unaudited consolidated financial statements include the accounts of the Pioneer Power Solutions, Inc. (referred to herein as the “Company,” “Pioneer,” “we,” “our” and “us”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation, including amounts related to discontinued operations.

These unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for a year end balance sheet.

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

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the Company’s accounting policies during the third quarter of 2013.

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

In March 2013, the FASB issued Update No. 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. The amendments in this Update resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. For public entities, the amendments in this ASU are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. This pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Update No. 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application is permitted. This pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Acquisitions

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

On August 19, 2013, through its wholly-owned subsidiary Pioneer Custom Electrical Products Corp., or Pioneer CEP, the Company hired all the employees and acquired all the machinery and equipment, certain inventory assets and all of the intellectual property of Pico Electrical Equipment, Inc. and Pico Metal Products, Inc. The transaction was valued at approximately $0.9 million, consisting of cash paid at closing, a non-interest bearing promissory note due to the sellers, and Pioneer CEP’s obligations to make certain deferred payments for consulting fees and acquired inventory. The transaction was accounted for under the purchase method of accounting. Pioneer CEP is a manufacturer of electrical switchboards, panelboards and custom electrical enclosures operating from a 40,000 square foot facility in the Los Angeles metropolitan area.

The acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase price exceeded the net tangible asset value and reflects the future earnings and cash flow potential of the acquired businesses. The Company made an initial allocation of the purchase price at the date of each acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtained this information during due diligence and through other sources including asset appraisals. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the dates of acquisition), including by learning more about the newly acquired businesses or revisions of preliminary estimates, the Company will then refine its estimate of fair value.

4.	Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$5,321	$5,130
Work in process	3,403	4,360
Finished goods	5,025	5,779
Provision for excess and obsolete inventory	(313)	(357)
Total inventories	$13,436	$14,912

Included in raw materials and finished goods at September 30, 2013 and December 31, 2012 are goods in transit of approximately $0.3 million, respectively.

5.	Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the nine months ended September 30, 2013, consisted of the following (in thousands):

		Intangible
	Goodwill	assets
Balance December 31, 2012	$6,892	$5,329
Additions due to acquisitions	1,564	-
Amortization	-	(213)
Foreign currency translation	(47)	(45)
Balance as of September 30, 2013	$8,409	$5,071

The components of intangible assets as of September 30, 2013 are summarized below (in thousands):

	Intangible	Accumulated	Foreign currency	Net book
	assets	amortization	translation	value
Customer relationships	$2,962	$(809)	$(55)	$2,098
Non-compete agreements	95	(85)	(1)	9
Trademarks	2,049	-	(17)	2,032
Technology-related industry accreditations	950	-	(18)	932
Total intangible assets	$6,056	$(894)	$(91)	$5,071

6.	Other Assets

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

Also included in Other Assets are deferred financing costs of $0.4 and $0.2 million for the periods ended September 30, 2013 and December 31, 2012, respectively.

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

The Canadian Facilities provide for up to $23.0 million Canadian dollars (“CAD”) (approximately $22.3 million expressed in U.S. dollars) consisting of a $10.0 million demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to the Company’s U.S. operations, a $50,000 Corporate MasterCard credit facility (“Facility D”) and a $1.0 million foreign exchange settlement risk facility (“Facility E”).

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

As of September 30, 2013, the Company had approximately $10.9 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of approximately $2.1 million outstanding under Facility A, $1.2 million outstanding under Facility B and $7.6 million outstanding under Facility C.

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

On June 28, 2013, the Company and its wholly-owned U.S. subsidiaries entered into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facilities”). The U.S. Facilities consist of a $10.0 million demand revolving credit facility that was used to pay off all amounts outstanding under the Johnson Bank loan agreement and is intended to be used to finance ongoing operations; and a $6.0 million term loan facility, with principal repayments becoming due on a five year amortization schedule, that is to be used to finance certain permitted acquisitions by the Company and its subsidiaries.

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

In connection with the U.S. Facilities, the Company and its U.S. subsidiaries and the bank entered into a security agreement, pursuant to which the Company granted a security interest in substantially all of its assets in the U.S., and including 65% of the shares of Pioneer Electrogroup Canada Inc. held by the Company, to secure the Company’s obligations under the U.S. Facilities.

As of September 30, 2013, the Company had no borrowings outstanding under the U.S. Facilities and the Company was in compliance with its financial covenant requirements.

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

Pico Promissory Note

On August 19, 2013, in connection with the acquisition of certain assets from Pico Electrical Equipment, Inc. and Pico Metal Products, Inc., the Company’s Pioneer Custom Electrical Products Inc. subsidiary issued a $455,000 non-interest bearing promissory note to the sellers of the assets. The promissory note is payable in six installments of principal ending on June 19, 2014. The obligations under the Pico promissory note are secured by (i) a security agreement, pursuant to which the note holders were granted a security interest in certain equipment and other collateral owned by Pioneer Custom Electrical Products Inc., and (ii) a corporate guaranty by the Company of all of Pioneer Custom Electrical Products Inc.’s obligations under the Pico promissory note.

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Revolving credit facilities	$-	$5,141
Term credit facilities	8,850	10,615
Nexus promissory note	1,151	1,371
Pico promissory note	415	-
Capital lease obligations	1	3
Total debt and capital lease obligations	10,417	17,130
Less current portion	(2,327)	(7,335)
Total long-term debt and capital lease obligations	$8,090	$9,795

8.	Shareholders’ Equity

The Company had common stock, $0.001 par value per share, outstanding of 7,172,255 and 5,907,255 shares as of September 30, 2013 and December 31, 2012, respectively. In September 2013, the Company completed a public offering and issued 1,265,000 shares of its common stock at a gross sales price of $7.00 per share, resulting in $7.9 million in net proceeds after deducting the underwriting discount and costs directly attributable to the offering. In connection with the public offering, the Company issued warrants to the underwriters to purchase 50,600 shares of common stock, exercisable at the public offering price, or $7.00 per share.

As of September 30, 2013, the Company had warrants outstanding to purchase 690,600 shares of common stock with a weighted average exercise price of $13.49 per share. The warrants expire on dates beginning on December 2, 2014 and ending on September 18, 2018. No warrants were exercised during the three and nine month periods ended September 30, 2013.

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

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of September 30, 2013, and changes during the nine months ended September 30, 2013, are presented below:

	Stock	Weighted average	Weighted average remaining contractual	Aggregate
	options	exercise price	term	intrinsic value

Balance December 31, 2012	168,400	$11.85	6.6	$209,500
Granted	78,000	$5.66	9.8	206,100
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of September 30, 2013	246,400	$9.89	7.3	$415,600
Exercisable as of September 30, 2013	143,667	$13.11	6.0	$108,473

As of September 30, 2013, there were 453,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Expense for stock-based compensation recorded for the nine months ended September 30, 2013 and 2012 was approximately $152,000 and $202,000, respectively. At September 30, 2013, the Company had total stock-based compensation expense remaining to be recognized in the statement of earnings of approximately $0.2 million.

10.	Pension Plan

One of the Company’s Canadian subsidiaries sponsors a defined benefit pension plan in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Current service cost, net of employee contributions	$13	$9	$44	$30
Interest cost on accrued benefit obligation	32	36	95	106
Expected return on plan assets	(43)	(39)	(125)	(117)
Amortization of transitional obligation	3	3	10	10
Amortization of past service costs	2	2	7	7
Amortization of net actuarial gain	15	13	43	37
Total cost of benefit	$22	$24	$74	$73

Cost of Benefits

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $117,000 and $64,000 of contributions to its defined benefit pension plan during the nine months ended September 30, 2013 and 2012, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

11.	Geographical Information

The Company has one material operating segment, being the sale of electrical equipment. Revenues are attributable to countries based on the location of the Company’s customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Canada	$12,816	$11,794	$39,447	$38,005
United States	9,351	7,372	25,591	22,965
Others	280	60	1,955	392
Total	$22,447	$19,226	$66,993	$61,362

12.	Basic and Diluted Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Earnings from continuing operations	$1,009	$227	$3,183	$1,944

Denominator:
Weighted average basic shares outstanding	6,051	5,907	5,956	5,907
Effect of dilutive securities - equity based compensation plans	32	8	21	3
Net dilutive effect of warrants outstanding	-	-	-	-
Denominator for diluted earnings per common share	6,083	5,915	5,977	5,910

Earnings from continuing operations per common share:
Basic	$0.17	$0.04	$0.53	$0.33
Diluted	$0.17	$0.04	$0.53	$0.33

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	118	118	118	118
Warrants	640	640	640	640

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

Overview

We manufacture specialty electrical transmission and distribution equipment and provide a broad range of custom-engineered and general purpose solutions for applications in the utility, industrial and commercial markets. We are headquartered in Fort Lee, New Jersey and operate from eight additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

Recent Events

On March 6, 2013, through our wholly-owned subsidiary Pioneer Critical Power Inc., we acquired substantially all the assets and assumed certain liabilities of Power Systems Solutions, Inc., a Minneapolis-based provider of paralleling switchgear and engine generator controls used in on-site backup power and distributed generation applications

On August 19, 2013, our wholly-owned subsidiary Pioneer Custom Electrical Products Corp., or Pioneer CEP, hired all the employees and acquired all the machinery and equipment, certain inventory assets and all of the intellectual property of Pico Electrical Equipment, Inc. and Pico Metal Products, Inc. Pioneer CEP is a Los-Angeles-based manufacturer of electrical switchboards, panelboards and custom electrical enclosures.

On September 24, 2013, we completed an underwritten public offering of 1,265,000 shares of our common stock at a gross sales price of $7.00 per share, resulting in net proceeds to us of approximately $7.9 million, after deducting underwriting discounts and commissions and other offering expenses. In connection with the public offering, our common stock began trading on the Nasdaq Capital Market under the symbol PPSI.

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

The financial position and operating results of our Canadian subsidiaries have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of Canadian dollars to one U.S. dollar for each period reported:

	2013			2012
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$1.0160	$1.0089	$1.0089	$0.9975	$1.0012	$1.0012
June 30	$1.0518	$1.0234	$1.0161	$1.0181	$1.0102	$1.0057
September 30	$1.0303	$1.0385	$1.0236	$0.9832	$0.9948	$1.0021

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

Results of Operations

Three Months and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Revenue. The following table represents our revenues by major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Electrical transformers
Liquid-filled	$11,456	$8,148	40.6%	$33,898	$27,742	22.2%
Dry-type	10,141	11,078	-8.5%	31,733	33,620	-5.6%
	21,597	19,226	12.3%	65,631	61,362	7.0%
Circuit protection & control equipment	850	-	-	1,362	-	-
Total revenue	$22,447	$19,226	16.8%	$66,993	$61,362	9.2%

For the three months ended September 30, 2013, our consolidated revenue increased to $22.4 million, up $3.2 million, or 16.8%, from $19.2 million during the three months ended September 30, 2012. This revenue growth includes approximately $2.3 million from our existing operations, or 12.3% on a year-over-year basis, and $0.9 million of incremental revenues from our recently acquired businesses, Pioneer Critical Power and Pioneer CEP. During the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, the 12.3% net increase in our transformer sales was comprised of a 40.6% increase in liquid-filled transformer sales, partially offset by an 8.5% decrease in dry-type transformer sales. Our liquid-filled transformers sales benefitted from strong demand by several perennial utility customers. The decrease in our dry-type transformer sales was driven mostly by lower sales in the Canadian distributor channel, and to a lesser extent by lower OEM sales activity.

For the nine months ended September 30, 2013, our consolidated revenue increased by $5.6 million, or 9.2%, to $67.0 million, up from $61.4 million during the nine months ended September 30, 2012. Approximately $4.2 million of the increase in our revenue was derived from transformer sales, which increased by 7.0% to $65.6 million, as compared to $61.4 million for the nine months ended September 30, 2012. This increase in our transformer sales was driven mostly by several large orders for liquid-filled products, sales of which grew 22.2% on a year-over-year basis, particularly from utility customers and also from users in the oil & gas sectors. Offsetting these increases was a 5.6% decrease in dry-type unit sales, due primarily to two factors — a large order in 2012 that was not repeated in 2013, and our decision to reduce sales discounts in the Canadian distribution channel which we believe also reduced demand this quarter. The remaining $1.4 million increase in our consolidated revenue during 2013 was attributable to acquisitions.

Gross Margin. The following table represents our gross margin by major product category for the periods indicated (in thousands, except percentages)

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Cost of sales	$16,548	$15,008	10.3%	$50,434	$47,791	5.5%
Gross profit	$5,899	$4,218	39.9%	$16,559	$13,571	22.0%
Gross margin percentage:
Electrical transformers	25.9%	21.9%	4.0%	24.5%	22.1%	2.4%
Circuit protection & control equipment	36.0%	-	-	35.8%	-	-
Consolidated	26.3%	21.9%	4.4%	24.7%	22.1%	2.6%

For the three months ended September 30, 2013, our gross margin percentage was 26.3% of revenues, as compared to 21.9% during the three months ended September 30, 2012. Our gross margin percentage on sales of transformers increased by 4.0% during the three months ended September 30, 2013, driven by higher sales and a sales mix that was more heavily-weighted towards larger, custom-designed substation-class transformers. Our average gross margin percentage on standard, dry-type distribution transformers was stable during the three months ended September 30, 2013, as compared to the same period of 2012, on lower sales volume. Although still a small contributor in terms of total gross profit dollars, sales of our circuit protection and control equipment, which was mostly in connection with critical power projects, had the effect of increasing our consolidated gross margin percentage by 0.4% during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 which was before we began manufacturing these products.

For the nine months ended September 30, 2013, our gross margin percentage increased to 24.7% of revenues, compared to 22.1% during the nine months ended September 30, 2012. The 2.6% increase in our gross margin was due to several of the factors described above, but was also a result of a shift in mix towards our more profitable product categories. We generally achieve higher gross margins from sales of our engineered-to-order products (principally liquid-filled transformers and systems for critical power applications) than we do from the sale of our dry-type transformers, a large portion of which consists of catalogue designs sold on a wholesale basis through our distribution network. For the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, liquid-filled transformers represented 50.6% of our consolidated revenue (up from 45.2%), dry-type transformers represented 47.4% (down from 54.8%) and circuit protection and control equipment represented 2.0% (up from 0.0%) and.

Selling, General and Administrative Expense. For the three months ended September 30, 2013, our selling, general and administrative expense increased by approximately $0.4 million, or 12.3%, to $3.6 million, as compared to $3.2 million during the three months ended September 30, 2012. The increase in our selling, general and administrative expense during the three months ended September 30, 2013, as compared to the same period of 2012, was primarily due to the inclusion of new businesses acquired during 2013, as well as to an increase in our corporate general and administrative expenses. As a percentage of total revenue, our selling, general and administrative expense decreased to 16.1% during the three months ended September 30, 2013, as compared to 16.7% during the three months ended September 30, 2012.

For the nine months ended September 30, 2013, our selling, general and administrative expense increased by approximately $0.9 million, or 9.2%, to $10.7 million, as compared to $9.8 million during the nine months ended September 30, 2012. Approximately $0.5 million of the increase was due to an additional seven and a half months of operations for the two businesses acquired during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The remainder of the increase in our selling, general and administrative expense was attributable to higher corporate expenses, consisting primarily of higher personnel and information technology costs, partially offset by lower professional fees. Selling, general and administrative expense resulting from our transformer businesses were flat on a year-over-year basis. As a percentage of total revenue, our selling, general and administrative expense was 16.0% during the nine months ended September 30, 2013 and 2012.

Foreign Exchange (Gain) Loss. During the three months and nine months ended September 30, 2013, approximately 57% and 61% of our consolidated operating revenues were denominated in Canadian dollars and most of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended September 30, 2013, we recorded a gain of approximately $4,000 due to currency fluctuations, compared to a gain of approximately $160,000 during the three months ended September 30, 2012. For the nine months ended September 30, 2013, we recorded a loss of approximately $43,000, compared to a gain of approximately $245,000 during the nine months ended September 30, 2012.

Interest Expense. For the three and nine months ended September 30, 2013, interest and bank charges were approximately $226,000 and $594,000, as compared to $256,000 and $699,000 during the three and nine months ended September 30, 2012. The decrease in our interest expense was due to lower average borrowings outstanding, at lower marginal interest rates, under our credit facilities so far during 2013, as compared to 2012.

Other Expense (Income). For the three and nine months ended September 30, 2013, other non-operating expense was approximately $236,000 and $403,000, as compared to $39,000 and $69,000 during the three and nine months ended September 30, 2012. Approximately $327,000 of the 2013 other expense resulted from professional fees and costs incurred in connection with acquisitions, and the remainder resulted primarily from a reduction in force affecting our dry-type transformer business during the second quarter. The 2012 other expense consists primarily of professional fees incurred in connection with post-closing requirements related to our acquisition of Bemag Transformer Inc.

Provision for Income Taxes. For the three and nine months ended September 30, 2013, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 44.9% and 34.5%, as compared to 74.0% and 40.8% during the three and nine months ended September 30, 2012. The increase in our effective income tax rate during the 2013 periods reflects several factors, but was driven primarily by taxable distributions received from our Canadian subsidiaries, and to a lesser extent the impact of increased acquisition-related expenses that are either non-deductible, or that must be amortized over extended time periods of up to fifteen years. Our effective income tax rates during the 2012 periods includes the impact of a one-time write-off of a $0.4 million deferred tax asset resulting from an intercompany ownership transfer of certain manufacturing equipment between our U.S. and Canadian operations. Most of our taxable income is derived in Canada where we are subject to lower corporate tax rates relative to our U.S. operations.

Earnings from Continuing Operations. We generated net earnings from continuing operations of $1.0 million and $3.2 million for the three and nine months ended September 30, 2013, as compared to $0.2 million and $1.9 million during the three and nine months ended September 30, 2012. Earnings from continuing operations per basic and diluted share for the three and nine months ended September 30, 2013 were $0.17 and $0.53, as compared to $0.04 and $0.33 for the three and nine months ended September 30, 2012. Our earnings from continuing operations benefitted from a higher operating income margin on increased sales, together with lower interest expense for the reasons described above. These improvements, as compared to the three and nine months ended September 30, 2012, were partially offset by foreign exchange losses and increased non-operating expenses primarily related to acquisitions.

Backlog. Our order backlog at September 30, 2013 was $21.4 million, as compared to $23.6 million at December 31, 2012 and $27.7 million at September 30, 2012. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during the next six months.

Liquidity and Capital Resources

General. At September 30, 2013, we had cash and cash equivalents of approximately $3.3 million and total debt, including capital lease obligations, of $12.5 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided by (Used in) Operating Activities. Cash provided by our operating activities was approximately $3.2 million during the nine months ended September 30, 2013, compared to cash used in our operating activities of $1.7 million during the nine months ended September 30, 2012. The principal elements of cash provided by operating activities during the nine months ended September 30, 2013 were $3.2 million of earnings from continuing operations and $1.2 million of non-cash expenses consisting of depreciation, amortization and stock-based compensation. These sources of cash during the period were partially offset by $0.9 million of cash used for working capital and $0.3 million related to deferred taxes and pension costs.

Cash Provided by (Used in) Investing Activities. Cash used in investing activities during the nine months ended September 30, 2013 was approximately $4.1 million, as compared to $1.8 million during the nine months ended September 30, 2012. During the nine months ended September 30, 2013 our cash used in investing activities increased by approximately $1.8 million for the expansion of our Canadian dry-type transformer manufacturing facility. In addition, during the nine months ended September 30, 2013, we used approximately $1.6 million of cash to finance acquisitions. Our uses of cash in investing activities during the nine months ended September 30, 2012 included $1.1 million for the purchase of our Canadian dry-type transformer manufacturing facility, and for a $0.3 million loan we made to the developer of a renewable energy project for the purpose of securing a purchase order for our transformers. Additions to our property, plant and equipment in the ordinary course of business were $0.7 million and $0.5 million, respectively, during the nine month periods ended September 30, 2013 and September 30, 2012.

Cash Provided by (Used in) Financing Activities. Cash provided by our financing activities was approximately $3.6 million during the nine months ended September 30, 2013, as compared to cash provided of $2.4 million during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, our cash provided by financing activities included approximately $7.9 million of net proceeds from a public offering of 1,265,000 shares of our common stock, offset by $4.3 million of cash used to reduce borrowings outstanding under our revolving credit facilities and make principal payments on our long-term debt. During the nine months ended September 30, 2012, bank overdrafts and borrowings under our revolving credit facilities provided cash of $2.0 million, new borrowings of long-term debt provided cash of $1.1 million, and we made scheduled principal repayments on our long-term debt of $0.7 million.

Working Capital. As of September 30, 2013, we had net working capital of $13.0 million, including $3.3 million of cash and equivalents, compared to net working capital of $6.9 million, including $0.5 million of cash and equivalents at December 31, 2012. Our current assets were approximately 1.7 times our current liabilities at September 30, 2013, as compared to 1.3 times at December 31, 2012. At September 30, 2013 and December 31, 2012, we had $9.1 million and $4.7 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

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

Our Canadian Facilities provide for up to $23.0 million Canadian dollars (“CAD”) (approximately $22.3 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million CAD term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to our U.S. corporations, a $50,000 CAD Corporate MasterCard credit facility and a $1.0 million CAD foreign exchange settlement risk facility.

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

As of September 30, 2013, we had approximately $10.9 million in U.S. dollar equivalents outstanding under our Canadian Facilities and were in compliance with our financial covenant requirements. Our borrowings consisted of approximately $2.1 million outstanding under Facility A, $1.2 million outstanding under Facility B and $7.6 million outstanding under Facility C.

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

Our obligations under the U.S. Facilities are guaranteed by all our wholly-owned U.S. subsidiaries. In addition, we and our wholly-owned U.S. subsidiaries granted a security interest in substantially all of our assets, including 65% of the shares of Pioneer Electrogroup Canada Inc. held by us, to secure our obligations for borrowed money under the U.S. Facilities.

As of September 30, 2013, we had no borrowings outstanding under the U.S. Facilities and were in compliance with its financial covenant requirements.

Nexus Promissory Note. On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. As of September 30, 2013, there was approximately $1.2 million outstanding.

Pico Promissory Note. On August 19, 2013, in connection with the acquisition of certain assets from Pico Electrical Equipment, Inc. and Pico Metal Products, Inc., our Pioneer CEP subsidiary issued a $455,000 non-interest bearing promissory note to the sellers of the assets. The promissory note is payable in six installments of principal ending on June 19, 2014. In addition, we also entered into a guaranty agreement to guarantee the obligations of Pioneer CEP under the promissory note.

Capital Lease Obligations. As of September 30, 2013, the principal amount of equipment loans and capital lease obligations we had outstanding was immaterial. These equipment loans and capital lease obligations are scheduled to be repaid in full by December 2013.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend heavily on the continued efforts of Nathan J. Mazurek, our principal executive officer, and on other senior officers who are responsible for the day-to-day management of our five operating subsidiaries. In addition, we rely on our current electrical and mechanical design engineers, along with trained coil winders, many of whom are important to our operations and would be difficult to replace. We cannot be certain that any of these individuals will continue in their respective capacities for any particular period of time. The departure or loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

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

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of September 30, 2013, our order backlog was $21.4 million. Orders included in our backlog are represented by customer purchase orders and contracts that we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new customer orders received by us during a given period. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

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

Risks Relating to Our Organization

Our common stock is listed on the Nasdaq Capital Market, and we take advantage of the “controlled company” exemption to the corporate governance rules for NASDAQ-listed companies. As a controlled Company, our common stock may be less attractive to some investors or otherwise harm our stock price.

Because we qualify as a “controlled company” under the corporate governance rules for NASDAQ-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, our board of directors has determined not to have a majority of independent directors or an independent nominating or compensation committee and to have the full board of directors be directly responsible for compensation matters and for nominating members of our board. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all the corporate governance rules for NASDAQ-listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

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

While our common stock became listed on the Nasdaq Capital Market as of September 2013, we cannot assure you that we will maintain compliance with all of the requirements for our common stock to remain listed. Additionally, there can be no assurance that trading of our common stock on such market will be sustained or desirable.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. We have a total of 7,172,255 shares of common stock outstanding, of which 2,505,000 shares are currently freely tradeable, unless they are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, as amended. The remaining shares outstanding may be resold only through registration under the Securities Act of 1933, as amended, or under an available exemption from registration, such as Rule 144.

In addition, 937,000 shares are issuable upon exercise of options and warrants. Pursuant to an effective registration statement, 400,000 shares issuable upon exercise of outstanding warrants are freely tradeable unless they are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, as amended. If any options or other warrants are exercised, the shares issued upon exercise will also be restricted, but may be sold under Rule 144 after the shares have been held for six months. Sales under Rule 144 may be subject to volume limitations and other conditions.

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

PIONEER POWER SOLUTIONS, INC.

Date: November 12, 2013	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: November 12, 2013	/s/ Andrew Minkow
Andrew Minkow Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer duly authorized to sign on behalf of Registrant)

Exhibit No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).
4.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).
4.2	Form of $10.00 Warrant (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).
4.3	Form of $16.25 Warrant (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).
4.4	Warrant to Purchase Common Stock, dated April 30, 2010, issued to Thomas Klink (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).
4.5	Warrant to Purchase Common Stock, dated April 26, 2010 (Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 1, 2010).
4.6	Form of Warrant to Purchase Common Stock, dated May 11, 2010, issued to investor relations firm and its designees (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 20, 2011).
4.7	Form of Warrant to Purchase Common Stock, dated September 24, 2013, issued to Roth Capital Partners, LLC and to Monarch Capital Group, LLC (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on September 10, 2013).
10.1*	Second Amendment to Credit Agreement, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

- 35 -