Form 10-K
period 2013-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2014-03-14
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35212

PIONEER POWER SOLUTIONS, INC. (Exact name of registrant as specified in its charter)

Delaware	27-1347616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Kelby Street, 9th Floor

Fort Lee, New Jersey 07024

(Address of principal executive offices, including zip code)

(212) 867-0700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant based on the price at which the common equity was last sold on the OTCQB on such date, was approximately $7.8 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 14, 2014, 7,172,255 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

PIONEER POWER SOLUTIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2013

i

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

ITEM 1. BUSINESS

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

Our largest customers, which include a number of recognized national and regional utilities, industrial companies and engineering, procurement and construction firms, are located in North America. In addition, we sell our products through hundreds of electrical distributors served by our network of 15 stocking locations throughout the U.S. and Canada. We intend to grow our business, both through acquisitions and internal product development, by increasing the scope of highly-engineered solutions we offer our customers for their specific electrical applications.

Products

We design, develop, manufacture and sell a wide range of electrical transmission and distribution equipment in two general product categories – electrical transformers and circuit protection and control equipment. Our emphasis within these product categories is to provide custom engineered, manufactured to order equipment, which we estimate currently represents over two-thirds of our revenue. We believe that demand for our custom solutions is driven primarily by end user maintenance programs to repair, replace or retrofit aging equipment, as well as to upgrade or expand their electrical distribution system to accommodate growth and other changes in their operations. The remaining one-third of our consolidated revenue is currently derived from transformers we manufacture primarily to stock and which are used for general purpose applications, primarily in commercial construction.

Overview of Electrical Transformers

Our liquid-filled and dry-type power, distribution and specialty electrical transformers are magnetic products used in the control and conditioning of electrical current for critical processes. An electric transformer is used to reduce or increase the voltage of electricity traveling through a wire. This increase or decrease in voltage is accomplished by transferring electric energy from one internal coil or winding to another coil through electromagnetic induction. Electric power generating plants use generator transformers to “step-up,” or increase, voltage that is transferred through power lines in order to transmit the electricity more efficiently and over long distances. When the high voltage electricity nears its final destination, a “step-down” transformer reduces its voltage. A distribution transformer makes a final step-down in voltage to a level usable in businesses and homes.

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

Our operating subsidiaries distinguish themselves by producing a wide range of engineered-to-order and standard equipment, sold either directly to end users, through engineering and construction firms or through electrical distributors. We serve customers in a variety of industries including electric utilities, industrial customers, information technology companies, commercial construction companies and renewable energy producers.

Liquid-Filled Transformers

Our liquid-filled transformer products are manufactured by our Pioneer Transformers Ltd. business unit. Liquid-filled transformers are typically used for applications requiring utility or industrial-level electrical loads, such as in a substation, and are most commonly found in outdoor settings given the risk of leakage and flammable properties of the liquid coolant. We manufacture these products in electrical power ranges from 25 kVA (kilovolt amperes) to 30 MVA (megavolt amperes) and at up to 69 kV (kilovolts) in voltage. In recent years, we have focused primarily on the small power market, generally considered to include transformers between 1 MVA and 10 MVA, as well as on specialty transformers such as network and submersible models used by utilities to ensure reliability of service. We sell these products to electrical utilities, independent power providers, electrical co-ops, industrial companies, commercial users and electric equipment wholesalers. Our primary categories of liquid-filled transformers are as follows:

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

Dry-Type Transformers

Our dry-type transformer products are manufactured by our Jefferson Electric, Inc. and Bemag Transformer Inc. business units. Our product scope includes over 3,500 standard designs for low voltage distribution transformers, equipment which is typically used indoors to provide power to commercial and industrial machines and equipment requiring 50 VA through 1 MVA of power transformation capacity in voltages at or below 600 V (volts). In our medium voltage and power-dry product classes, our range extends to 10 MVA in capacity and from 600 V to 35kV in voltage. Medium voltage and power-dry transformers are used in metropolitan areas and are increasingly being used for industrial applications, such as in mining and oil drilling. They are well-suited to operate in outdoor or harsh environments and in situations where the transformer needs to be installed close to the area where the electricity will ultimately be used. Our primary categories of dry-type transformers are as follows:

Transformer Type	Range of Sizes	Applications
Medium Voltage	30 kVA to 10 MVA	Available in standard and custom designs in voltages from 208 to 35,000 volts. Common applications include offshore drilling and mining
Ventilated Single & Three Phase	25 kVA to 100 kVA 15 kVA to 1 MVA	Ventilated transformers designed for general loads, indoors or out, including for lighting, data centers, industrial and commercial applications
Encapsulated Single & Three Phase	50 VA to 50 kVA 3 kVA to 75 kVA	General purpose encapsulated transformers for lighting, industrial and commercial applications. Suitable for indoor or outdoor use
Floor Mount Encapsulated	30 kVA to 75 kVA	For all general loads in rugged environment areas including refineries, factories, chemical plants, marine duty, ship docks and grain mills
Buck Boost Transformers	50 VA to 10 kVA	Single phase transformers for correcting voltage line drops, landscape lighting, low voltage lighting, international voltage adaptation and motor applications
Non-Linear Transformers	15 kVA to 300 kVA	Jefferson Plus™ line of non-linear transformers are designed to meet the load demands caused by computers and other electronic office equipment
Other Transformers	Various size ranges	Drive isolation, industrial control and custom designed transformers, lighting ballasts, reactors, filters and associated other parts

Overview of Circuit Protection and Control Equipment

There are many different classes of circuit protection and control equipment, the most common being panelboards, switchboards and switchgear – terms which refer to a system of electrical disconnects, fuses and circuit breakers whose general function is to distribute, monitor and control the flow of electrical energy, while isolating and protecting critical equipment such as transformers, motors and other machinery.

Paralleling Switchgear

Our paralleling switchgear (PSG) products are manufactured by our Pioneer Critical Power Inc. business unit. The primary function of our PSG solutions is to reliably switch the power source to the load, protect and operate the power generation source(s), meter output and provide paralleling and load sharing capability between multiple on-site power sources and the utility grid. Our paralleling switchgear is an integral component to ensuring optimal power generation and electrical distribution system performance, both for primary and backup power installations. These installations typically include data centers, hospitals, industrial facilities, office complexes, remote locations not connected to the power grid and other sites where emergency backup power sources are a necessity to protect operations from the consequences of power outages. Our focus is on larger installations where a single generator is not sufficient or where multiple generator sets may be required to provide system resilience. We believe that our PSG customer solutions represent a scalable, cost-effective and intelligent automation option through their embedded programming and logic to synchronize multiple on-site power sources, and the capability to operate them in concert with the utility feed(s).

Low Voltage Panelboards and Switchboards

Our low voltage electric power distribution panelboards and switchboards are manufactured by our Pioneer CEP business unit in Southern California. Pioneer CEP specializes in quick-turn, manufactured-to-order circuit protection equipment, primarily serving electrical distributors in its region.

Business Strategy

We believe we have established a stable platform from which to develop and grow our business lines, revenues, earnings and shareholder value. We intend to expand rapidly over the next several years through a two-pronged strategy. First, we are focused on internal growth through operating efficiencies, customer focus and our continued migration towards more highly-engineered products and specialized services. We intend to significantly increase the percentage of our sales derived from engineered-to-order products and believe this can be accomplished by targeting market segments, such as data centers and renewable energy, which have growth characteristics exceeding the norm in our industry. The second element of our growth strategy is to pursue strategic acquisitions that provide us with complementary product and service offerings, new sales channels, end-markets and scalable operations.

Internal Growth

We intend to build our revenue and earnings at rates exceeding industry norms by continuing our sales and product mix advancement towards more highly valued, specialized products. We intend to accomplish this goal within our liquid-filled transformer business by emphasizing the sale of more small and medium power, network and subsurface transformers to new and existing utility customers, particularly in the U.S. In 2012, we completed an expansion of our Granby, Quebec facility to increase our manufacturing capacity for these larger and more complex products.

We expect our internal growth objectives for dry-type transformers to be met primarily through the 2011 addition of medium voltage units to our customer offering. During 2012, we purchased the land and building in Farnham, Quebec where these products are manufactured and added 16,000 square feet of production space dedicated entirely to these products. The building expansion is complete and the new production space became fully operational during the fourth quarter of 2013. In addition, we intend to meet our growth objectives by expanding the geographic coverage, productivity and range of products available through our national distribution network, as well as by continuing to expand our direct sales channel with original equipment manufacturers (OEMs) and brand label customers.

Acquisitions

We believe a disciplined acquisition program is a key component to accelerating our growth and we intend to acquire businesses that broaden the range of customer solutions we provide, increase our market share or expand our geographic reach. In addition to transformer and switchgear manufacturers, we also intend to acquire producers and service businesses focused on other technically-advanced, customized, ancillary or complementary products that address market segments where we seek further penetration — such as in data centers, rail transportation, mining, oil drilling and refining, backup power and renewable energy. We operate in a highly fragmented industry that is served by a few global diversified electrical equipment manufacturers and numerous small manufacturing companies that provide niche products and services to various sub-segments of the power transmission and distribution market. We favor candidates that have competencies and business characteristics similar to our own, and those that we expect will benefit from some of the major trends affecting our industry. Our acquisitions since 2010 of Jefferson Electric, Inc., Bemag Transformer Inc., Power Systems Solutions, Inc. and Pico Electrical Equipment, Inc. are examples of the implementation of our acquisition strategy.

Our Industry

The market for electric transmission and distribution (T&D) equipment is large and has grown over the last several decades. According to a May 2013 study by The Freedonia Group, a market research firm, total U.S. demand for electric T&D equipment was $24.0 billion in 2012 and was distributed by product category as follows: switchgear (54%), transformers (34%), meters (6%) and pole/transmission line hardware (6%). The Freedonia Group forecasts demand to climb 4.8% annually to $30.4 billion in 2017, as compared to 2.2% annually between 2007 and 2012, driven by rising utilization of renewable energy sources and increasing demand from the industrial and non-utility generator markets.

Most of our business today consists of manufacturing power, distribution and non-utility transformers. Utilities purchase transformers to replace old equipment, maintain system reliability, achieve efficiency improvements and for grid expansion. Demand is also sensitive to overall economic conditions, particularly with respect to the level of industrial production and investment in commercial and residential construction. Other market demand factors include voltage conversion, voltage unit upgrades, electrical equipment failures, higher energy costs, stricter environmental regulations and investment in sources of renewable and distributed energy generation.

According to the Freedonia Group report, total demand for transformers is forecast to grow from $8.1 billion in 2012 to approximately $10.3 billion by 2017. Based on the classes of transformers surveyed by the market research firm, we estimate that our product scope addresses a $4.7 billion U.S. market (in 2012) which is expected to grow to $6.1 billion by 2017, or by approximately 5.5% per year. The market for switchgear and related equipment is larger and significantly more complex given the number and classes of products available. We believe that our paralleling switchgear products, which are designed to meet the specific requirements of critical power applications, address annual demand of approximately $1.0 billion. We believe several of the key industry trends supporting this growth estimate are as follows:

•	Aging and Overburdened North American Power Grid — The aging and overburdened North American power grid is expected to require significant capital expenditures to upgrade the existing infrastructure over the next several years to maintain adequate levels of reliability and efficiency. According to the North American Electric Reliability Corp. (NERC), Level 5 Transmission Load Relief (TLR) events, which are triggered when power outages are imminent or in progress, grew at a 27% compounded annual growth rate from 2002 to 2012. These events demonstrate the current power grid’s inadequate capacity to accommodate all requests for reliable power. Significant capital investment will be required to relieve congestion, meet growing demand, achieve targets for efficiency, emissions and use of renewable sources, and to replace components of the U.S. power grid operating at, near or past their planned service lives.

•	Increasing Long-Term Demand for Electricity and Reliable Power — The Department of Energy’s Energy Information Administration, or EIA, forecasts that total electricity use in the U.S. will increase by approximately 28% from 2011 to 2040. This increase is driven by anticipated population growth, economic expansion, increasing dependence on computing power throughout the economy and the increased use of electrical devices in the home. In order to meet growing demand for electricity in North America, substantial investment in increased electrical grid capacity and efficiency will be required, as well as the addition of specialized equipment to help ensure the reliability and quality of electricity for critical applications. In response to these challenges, there is an increasing trend among commercial and industrial companies to invest in on-site power sources, both for standby purposes in the event of a catastrophic power outage, or to reduce the amount of electricity they draw from the utility grid during peak periods.

•	Growth in Critical Power Applications and the Data Center Market — The number of mission-critical facilities, sites where a power disturbance or outage could cause failure of business operations, safety concerns or regulatory non-compliance, continues to grow exponentially worldwide. In the U.S., the single largest driver for demand in critical power applications is the data center market, followed by the health care industry. The amount of information managed by data centers is expected to grow by a factor of 50 over the next decade, according to General Electric, fueling increasing needs for data storage (for corporate data, content delivery, social networking, handheld devices, online retail and gaming) and the information technology evolution (cloud computing and outsourced hosting). The 2013 DatacenterDynamics Industry Census projects that North American investment in data centers will increase 10.4% in 2014 to $36.2 billion. Much of this growth will be for spending in the electrical sector, including switchgear, uninterruptible power supplies and generators, systems that typically represent over 40% of data center development cost. Coinciding with demand for mission-critical facilities is the need for efficient, reliable primary power to support their essential applications, and for backup generator plants in case the utility feed becomes unavailable. Electricity is the highest operating cost of a data center, a factor supporting investment in on-site alternative energy systems to reduce peak-demand expenses. These systems require paralleling switchgear, such as we provide, operated by hardware embedded with sophisticated programming and logic to synchronize multiple power sources reliably and efficiently.

The market for electrical transmission and distribution equipment is very fragmented due to the range of sizes, voltages and technological standards required by different categories of end users for their specific applications. Many orders are custom-engineered and tend to be time-sensitive since other critical work is frequently being coordinated around the customer’s electrical equipment installation. The vast majority of North American demand for transmission and distribution is satisfied by producers in the U.S. and Canada. According to an industry report by IBISWorld Inc., there are over 2,400 electrical equipment manufacturers in the U.S., of which we believe at least 75 manufacture products similar to ours.

Customers

In 2013, approximately 60% of our sales were to Canadian customers, including many of Canada’s electrical utilities, municipal power systems, large industrial companies, engineering and construction firms and a number of electrical distributors. Another 38% of our sales in 2013 were to U.S. customers, represented in large part by companies involved in commercial construction. The remaining 2% of our sales were to export customers primarily serving the Central and Latin American markets. We sold our electrical transformers to over 1,900 individual customers in 2013 and our twenty five largest customers represented approximately 67% of our consolidated revenue.

We have a significant number of repeat customers and long-standing relationships with engineering, procurement and construction (EPC) firms hired by end-users to select products such as ours. Our customers order from us as their needs may require, and the level of such orders may change significantly from period to period based on changes in the scheduling of their projects or size of their capital budget. Despite these factors causing variability in our revenue, our repeat order frequency has been very consistent from year to year. Approximately 88% of our revenue in 2013 originated from customers who also ordered from us in 2012.

Approximately 19% of our sales in 2013 and 2012 were made to Hydro-Quebec Utility Company, a provincial government-owned utility in the Province of Quebec, Canada. The majority of our sales to Hydro-Quebec Utility Company are made pursuant to a long-term contract for the supply of pad-mount transformers that was renewed in 2010, at which time we were also awarded an additional contract by Hydro-Quebec Utility Company for the supply of submersible transformers. Both contracts had two-year initial terms that expired during the second quarter of 2012, and two one-year extension options at Hydro-Quebec Utility Company’s option that provided for a maximum term of four years each. In 2013, Hydro-Quebec Utility Company exercised its last remaining one year extension option, and then requested and received an additional six month extension, thereby extending each contract through September 2014. The contracts set forth the terms, conditions and rights of the parties with respect to the supply of the subject products including ordering and delivery procedures, required technical specifications, minimum performance standards, product pricing and price adjustment mechanisms, terms of payment and rights of termination. The contracts do not require Hydro-Quebec Utility Company to order any minimum quantity of products from us and do not grant us any form of supply exclusivity. Hydro-Quebec Utility Company has been a customer of ours and our predecessors for approximately 45 years, over which time we have been party to consecutive long-term contracts for an uninterrupted period spanning several decades. We believe the status of our business relationship with Hydro-Quebec Utility Company to be good.

In addition, Siemens Industry, Inc. and its affiliated companies accounted for 12% of our consolidated sales in 2013 and 2012, primarily through purchases from our Jefferson Electric, Inc. subsidiary. Our pricing agreement with Siemens Industry, Inc. does not obligate Siemens Industry, Inc. to purchase transformers from us in quantities consistent with the past or at all. While the loss of a significant number of customers would have a material adverse effect on our business, aside from Hydro-Quebec Utility Company and Siemens Industry, Inc., we do not believe that the loss of any specific customer would have a material adverse effect on our business.

Marketing, Sales and Distribution

A substantial portion of the transformers manufactured by us, and most of the switchgear products we offer, are sold directly to customers by our 18 full-time sales personnel and 6 members of our executive management team operating from our office locations in the U.S. and Canada. Our products are also sold through our network of more than 50 independent sales agencies throughout North America that sell primarily to full-line electrical distributors and to maintenance, repair and overhaul organizations. Our direct sales force markets to end users and to third parties, such as original equipment manufacturers and engineering firms that prescribe the specifications and parameters that control the applications of our products.

Sales Backlog

Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. Our sales backlog as of December 31, 2013 was approximately $24.4 million, as compared to $23.6 million as of December 31, 2012. We anticipate that most of our current backlog will be delivered during 2014. Orders included in our sales backlog are represented by customer purchase orders and contracts that we believe to be firm.

Competition

We experience intense competition from a large number of electrical equipment manufacturers and from distributors of such equipment. The number and size of our competitors varies considerably by product line, with many of our competitors tending to be small, highly specialized or focused on a certain geographic market area or customer. However, several of our competitors have substantially greater financial and technical resources than us, including some of the world’s largest electrical products companies. A representative list of our competitors includes ABB Ltd., Carte International, Inc., Eaton Corporation plc, Emerson Electric Company, General Electric Company, Schneider Electric SA, Hammond Power Solutions Inc., Howard Industries, Inc., Partner Technologies, Inc. and Russelectric Inc.

We believe that we compete primarily on the basis of technical support and application expertise, engineering and manufacturing capabilities, equipment rating, quality, scheduling and price. In all our electrical equipment businesses, our objective is to focus our efforts on more specialized, proprietary and complex applications. Accordingly, a critical element to the success of our business is responsiveness and flexibility in providing custom-engineered solutions to satisfy customer needs. We believe that our strongest product niches are in the manufacture and design of small power and distribution electrical transformers, custom-manufactured panelboard and switchboard products and in paralleling switchgear solutions for on-site power applications serving data centers, hospitals and other businesses with critical power needs. As a result of our long-time presence in the industry, we possess a number of special designs and libraries of programming code for our equipment that were engineered and developed specifically for our customers. We believe these factors give us a competitive advantage and that they are a major contributor to our frequency of repeat customer orders and the longevity of our customer relationships.

Raw Materials and Suppliers

The principal raw materials purchased by us are core steel, copper wire, aluminum strip, insulating materials including transformer oil and sheet metal. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses, protectors and circuit breakers. These raw materials and components are available from and supplied by numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We attempt to minimize the effect on our profit margins of unanticipated changes in the prices of raw materials by including index clauses in our customer contracts that allow us to increase or reduce our prices if the costs of raw materials unexpectedly rise or decrease. Approximately 38% of our annual sales are made pursuant to contracts that contain such index clauses, which, subject to various formulae and limitations, permit us to adjust the final prices we charge. We do not anticipate any significant difficulty in satisfying our raw material requirements on reasonable terms and have not experienced any such difficulty in the past several years. Our largest suppliers during 2013 included Essex Group, Inc., National Material L.P., Three D Metals Canada Inc., Metelec Ltée and Rea Magnet Wire Co. Inc.

Employees

At December 31, 2013, we had 351 employees consisting of 112 salaried staff and 239 hourly workers. We also had five part-time employees. Our hourly employees located at our plant in Farnham, Quebec, Canada are covered by a collective bargaining agreement with a provincial labor union that expired in March 2013. We are negotiating a new labor agreement with our unionized workforce at this location which may take several months to complete. There can be no assurance that we will be successful in obtaining a new labor agreement, or that the terms of any such agreement will be favorable to us. Our hourly employees located at our plant in Granby, Quebec, Canada are covered by a collective bargaining agreement with the United Steel Workers of America Local 9414 that expires in May 2015. The hourly employees located at our manufacturing facility in Reynosa, Mexico are also covered by a collective bargaining agreement with a local labor union that has an indefinite term, subject to annual review and negotiation of key provisions. In addition, certain of our hourly employees located at our manufacturing facility in Santa Fe Springs, California are covered by a collective bargaining agreement with Local Union 1710 of the International Brotherhood of Electrical Workers, AFL-CIO with an initial term ending in May 2014, with automatic one year renewals thereafter unless terminated earlier by either party for review and negotiation of key provisions. We consider our relationship with our employees to be good.

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

Corporate History

We were originally formed in the State of Nevada in 2008. On November 30, 2009, we merged with and into Pioneer Power Solutions, Inc., a Delaware corporation, for the sole purpose of changing our state of incorporation from Nevada to Delaware and changing our name to “Pioneer Power Solutions, Inc.” On September 24, 2013, we completed an underwritten public offering and our common stock began trading on the Nasdaq Capital Market under the symbol PPSI.

Legal Proceedings

We are not presently a party to any material legal proceedings nor are we aware of any such threatened or pending litigation.

Available Information

Our corporate website is located at www.pioneerpowersolutions.com. On the investor relations section of our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC at www.sec.gov.

We webcast our earnings calls and certain events we participate in with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases as part of the investor relations section of our website. Further corporate governance materials, including our Corporate Governance Guidelines, charters of our Board Committees and our Code of Business Ethics and Conduct, are also available under the heading “Corporate Governance” on the investor relations portion of our website. The contents of and the information on or accessible through our corporate website, including the investor relations portion of our website, is not a part of, and is not intended to be incorporated into, this report or any other report or document we file with or furnish to the SEC, and any references to our website are intended to be an inactive textual references only.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2013 and our other periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

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

We depend on Hydro-Quebec Utility Company and Siemens Industry, Inc. for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company or Siemens Industry, Inc., has, in the past, had a significant impact on our results of operations. In particular, Hydro-Quebec Utility Company represented approximately 19% of our net sales in the years ended December 31, 2013 and 2012. In addition, Siemens Industry, Inc. accounted for 12% of our net sales in the years ended December 31, 2013 and 2012, respectively. Our long term supply agreements with Hydro-Quebec Utility Company had an initial term expiring in April 2012, and two one-year extension options, the second of which was exercised by Hydro-Quebec Utility Company in 2013, and which was followed by an additional six month extension option at Hydro-Quebec Utility Company’s request, thereby extending our contracts through September 2014. We therefore cannot assure you that Hydro-Quebec Utility Company will continue to purchase transformers from us in quantities consistent with the past or at all. In addition, our pricing agreement with Siemens Industry, Inc. does not obligate Siemens Industry, Inc. to purchase transformers from us in quantities consistent with the past or at all. If either of these customers was to significantly cancel, delay or reduce the amount of business it does with us for any reason, there would be a material adverse effect on our business, financial condition and operating results.

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

A key element of our strategy is to pursue strategic acquisitions that either expand or complement our business in order to increase revenue and earnings. We may not be able to identify additional attractive acquisition candidates on terms favorable to us or in a timely manner. We may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to us, if at all. Moreover, we may not be able to integrate any acquired businesses into our business or to operate any acquired businesses profitably. Recently acquired businesses may operate at lower profit margins, which could negatively impact our results of operations. Each of these factors may contribute to our inability to grow our business through strategic acquisitions, which could ultimately result in increased costs without a corresponding increase in revenues, which would result in decreased profitability.

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

In addition, integrating product acquisitions and completing any future acquisitions involve numerous operational and financial risks. These risks include difficulty in assimilating acquired operations, diversion of management’s attention, and the potential loss of key employees or customers of acquired operations. Furthermore, companies acquired by us may not generate financial results consistent with our management’s plans at the time of acquisition. For example, through transactions completed in June and August 2010, we acquired substantially all the assets and the capital stock of AAER Inc. to form Pioneer Wind Energy Systems Inc., a business that sought to provide project integration solutions, including equipment sales, procurement, after-sales services and financing to community wind and industrial customers. In September 2011, following weak domestic wind energy market conditions, combined with our inability to establish an arrangement, on commercially acceptable terms, with a qualified third party to provide outsourced parts procurement and assembly services, we decided to discontinue this business. On a cumulative basis, from formation through to the discontinuation of Pioneer Wind Energy Systems Inc., our results from operations were impacted by a cumulative net loss of $3.0 million.

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

Our raw material costs represented approximately 59% and 64% of our revenues for the years ended December 31, 2013 and 2012, respectively. The principal raw materials purchased by us are electrical core steel, copper wire, aluminum strip and insulating materials including transformer oil. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors. These raw materials and components are available from, and supplied by, numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our raw materials in the future.

Our Bemag Transformer Inc. subsidiary currently derives a significant portion of its revenues from three electrical distributor groups; any decrease in orders from these distributors could have an adverse effect on Bemag Transformer Inc.’s financial condition and operating results.

Bemag Transformer Inc. depends on three electrical distributor groups for a large portion of its business, and any change in the level of orders from these distributors, has, in the past, had a significant impact on Bemag Transformer Inc.’s results of operations. Collectively, purchases from these distributor groups represented approximately 52% of Bemag Transformer Inc.’s sales in 2013 and approximately 8% of our sales on a consolidated basis. We expect aggregate sales to these distributor groups to continue to represent less than 10% of our consolidated sales in 2014. Our Bemag Transformer Inc. subsidiary has pricing and rebate agreements with these distributor groups that are negotiated annually and, if the pricing and rebate agreements are modified or not renewed in future periods or are less favorable than those offered by competitors, we cannot assure you that these distributor groups will continue to purchase transformers from us in quantities consistent with the past or at all. If any of these distributor groups were to influence our customers to cancel, significantly delay or reduce the amount of business they do with Bemag Transformer Inc., there could be a material adverse effect on our business, financial condition and operating results. Moreover, although Bemag Transformer Inc. has agreements for the sale of its products through these three distributor groups, these agreements do not obligate the groups to distribute transformers from Bemag Transformer Inc. in quantities consistent with the past or at all. If any of these distributor groups were to become insolvent, our business, financial condition and operating results could also be materially adversely affected.

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

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2013, our order backlog was $24.4 million. Orders included in our backlog are represented by customer purchase orders and contracts that we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new customer orders received by us during a given period. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

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

Approximately 65% of our workforce is unionized. Our current collective bargaining agreements with our unionized workforces in Canada expire in May 2015, in the case of Pioneer Transformers Ltd., and in the case of Bemag Transformer Inc., expired in March 2013. We are in the process of negotiating a new collective bargaining agreement with our unionized workforce at Bemag Transformer Inc. which may take several months to complete. There can be no assurance we will be successful in this effort. We have similar labor agreements with our unionized workforce in Reynosa, Mexico that has an indefinite term, subject to annual review and negotiation of key provisions. In addition, certain of our hourly employees located at our manufacturing facility in Santa Fe Springs, California are covered by a collective bargaining agreement with Local Union 1710 of the International Brotherhood of Electrical Workers, AFL-CIO with an initial term ending in May 2014, with automatic one year renewals thereafter unless terminated earlier by either party for review and negotiation of key provisions. If we are unable to renew our collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

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

We are subject to the risks of owning real property .

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

Provident Pioneer Partners, L.P., which is controlled by Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, beneficially owns approximately 64.7% of our outstanding common stock. As a result of this stock ownership, Provident Pioneer Partners, L.P. and Mr. Mazurek can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Provident Pioneer Partners, L.P. and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of us as a whole.

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

The market price of our common stock is highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;
•	additions or departures of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer;
•	sales of our common stock, including management shares;
•	limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors;
•	our ability to manage the costs of maintaining adequate internal financial controls and procedures in connection with the acquisition of additional businesses;
•	period-to-period fluctuations in our financial results; and
•	announcements of acquisitions.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. Our stockholders and the holders of our options and warrants may sell substantial amounts of our common stock in the public market. The availability of these shares of our common stock for resale in the public market has the potential to cause the supply of our common stock to exceed investor demand, thereby decreasing the price of our common stock.

In addition, the fact that our stockholders, option holders and warrant holders can sell substantial amounts of our common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Location	Description	Approximate Square Footage	Owned or Lease Expiration Date
Granby, Quebec	Manufacturing and administration	50,000	Owned
Farnham, Quebec	Manufacturing and administration	69,000	Owned
Reynosa, Mexico	Manufacturing	52,000	March 2016
Brooklyn Park, Minnesota	Manufacturing, sales, engineering and administration	16,000	March 2016
Santa Fe Springs, California	Manufacturing, sales, engineering and administration	40,000	August 2018
Pharr, Texas	Distribution warehouse	22,000	August 2015
Franklin, Wisconsin	Sales, marketing, engineering and administration	5,000	December 2018
Mississauga, Ontario	Sales and engineering	1,400	July 2016
Fort Lee, New Jersey	Corporate management and sales office	1,200	July 2015

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Capital Market since September 19, 2013. Prior to that time, it was quoted on the OTCQB. The following table sets forth the high and low bid and sales prices for our common stock for the periods indicated, as reported by the OTCQB and the Nasdaq Capital Market, respectively. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year	Period	High	Low
2012	First Quarter Ended March 31	4.50	2.00
	Second Quarter Ended June 30	5.00	2.00
	Third Quarter Ended September 30	5.51	4.55
	Fourth Quarter Ended December 31	6.50	5.51
2013	First Quarter Ended March 31	5.60	5.60
	Second Quarter Ended June 30	6.30	5.75
	Third Quarter Ended September 30	8.98	4.55
	Fourth Quarter Ended December 31	10.43	7.55

The last reported sales price of our common stock on the Nasdaq Capital Market on March 13, 2014, was $8.89 per share. As of March 13, 2014, there were 10 holders of record of our common stock. Such number of record holders does not include additional stockholders whose shares are held in street or nominee name by banks, brokerage firms or other institutions on their behalf.

We have not declared or paid cash dividends on our common stock during the two most recent fiscal years, and we do not intend to pay any cash dividends on our common stock during the foreseeable future. Rather, we intend to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. Subject to legal and contractual limits, our board of directors will make any decision as to whether to pay dividends in the future. In addition, our credit agreement with Bank of Montreal, Chicago Branch, dated June 28, 2013, restricts our ability to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this prospectus. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview and Recent Events

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

On March 6, 2013, through our wholly-owned subsidiary Pioneer Critical Power Inc., we acquired substantially all of the assets and assumed certain liabilities of Power Systems Solutions, Inc., a Minneapolis-based provider of paralleling switchgear and engine generator controls used in on-site backup power and distributed generation applications.

On June 28, 2013, we, together with our wholly-owned subsidiaries, Pioneer Critical Power Inc. and Jefferson Electric, Inc., entered into a credit agreement with Bank of Montreal, Chicago Branch, pursuant to which Bank of Montreal, Chicago Branch made available to us (i) a $10.0 million demand revolving credit facility that, among other things, paid off all amounts outstanding under the Loan and Security Agreement between Jefferson Electric, Inc. and Johnson Bank, and (ii) a $6.0 million term loan facility to be used by us and our subsidiaries to finance certain permitted acquisitions. Our obligations under this credit agreement are guaranteed by our U.S. subsidiaries. The terms of this credit agreement are described below in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities and Long-Term Debt – United States Credit Facilities.”

In addition, on June 28, 2013, our wholly-owned subsidiaries Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd. and Bemag Transformer Inc. entered into an amended and restated letter loan agreement with Bank of Montreal that amended and restated the existing letter loan agreement between the parties and provided for, among other things, an additional six months to borrow any amounts not already drawn from our $10.0 million Canadian term loan facility. We also entered into a guaranty agreement to guarantee the obligations under the amended and restated letter loan agreement.

On August 19, 2013, we hired all the employees and acquired all the machinery and equipment, certain inventory assets and all of the intellectual property of Pico Electrical Equipment, Inc. and Pico Metal Products, Inc. to form Pioneer CEP, a Los-Angeles-based manufacturer of electrical switchboards, panelboards and custom electrical enclosures.

On September 24, 2013, we completed an underwritten public offering of 1,265,000 shares of our common stock at a gross sales price of $7.00 per share, resulting in net proceeds to us of approximately $7.9 million, after deducting underwriting discounts and commissions and other offering expenses.

On January 1, 2014, we completed an internal legal reorganization whereby all of our Canadian subsidiaries were amalgamated into Pioneer Electrogroup Canada Inc.

Foreign Currency Exchange Rates

Although we have elected to report our results in accordance with generally accepted accounting principles in the U.S. and in U.S. dollars, several of our business units are Canadian operations whose functional currency is the Canadian dollar. As such, the financial position, results of operations, cash flows and equity of these operations are initially consolidated in Canadian dollars. Their assets and liabilities are then translated from Canadian dollars to U.S. dollars by applying the foreign currency exchange rate in effect at the balance sheet date, while the results of their operations and cash flows are translated to U.S. dollars by applying the average foreign currency exchange rate in effect during the reporting period. The resulting translation adjustments are included in other comprehensive income or loss.

The financial position and operating results of our Canadian operations have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of U.S. dollars to one Canadian dollar for each period reported:

	2013			2012
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.9843	$0.9912	$0.9912	$1.0025	$0.9988	$0.9988
June 30	$0.9508	$0.9771	$0.9842	$0.9822	$0.9899	$0.9943
September 30	$0.9706	$0.9629	$0.9769	$1.0171	$1.0052	$0.9979
December 31	$0.9402	$0.9526	$0.9708	$1.0051	$1.0088	$1.0006

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

Changes in Accounting Principles

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on our financial statements.

No significant changes in accounting principles were adopted during 2012 and 2013.

Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenue. The following table represents our revenues by major product category for the periods indicated (in thousands, except percentages):

	Year Ended
	December 31,		%
	2013	2012	Change
Electrical transformers
Liquid-filled	$44,991	$38,363	17.3%
Dry-type	41,348	45,597	-9.3%
	86,339	83,960	2.8%
Circuit protection & control equipment	1,823	-	-
Total revenue	$88,162	$83,960	5.0%

For the year ended December 31, 2013, our consolidated revenue increased by $4.2 million, or 5.0%, to $88.2 million, up from $84.0 million during the year ended December 31, 2012. Approximately $2.4 million of the revenue increase was derived from transformer sales, reflecting year-over-year growth in our liquid-filled transformer products (+17.3%) offset by lower sales of our dry-type transformer products (-9.3%). On a combined basis, these respective changes correspond to 2.8% overall organic growth in our revenue during the year ended December 31, 2013. The remaining $1.8 million increase in our revenue during 2013, as compared to 2012, resulted from our recently acquired businesses, Pioneer Critical Power and Pioneer CEP.

In 2013, sales to distributors and to engineering, procurement and construction, or EPC, firms grew by approximately 5%, representing 49% of our consolidated revenue in 2013 and 2012. Distributors typically purchase standard-type products from us and resell them in connection with commercial construction projects. EPC firms usually seek a custom manufactured solution to address the specific requirements of their client’s electrical application. In both cases, because our customer is an intermediary, the exact nature and end market in which our products are being used is not always known to us. Our sales to these customer classes in the U.S. were down nearly 1%, reflecting a slower pace of commercial construction and the lack of any new expansion in our supply arrangement with a key customer that benefited us during 2012. Our Canadian distributor and EPC firm sales grew by approximately 10%, led by increased sales activity with EPC firms for large oil and gas projects, offset by weaker demand for catalogue products due to a slowdown in the construction market.

Sales to utilities in 2013 grew by approximately 15%, representing 35% of our consolidated revenue as compared to 32% in 2012. Our utility sales benefitted from strong order increases by many of our perennial customers in Canada, where sales grew approximately 10%. Sales to new and existing U.S. utility customers were up substantially in 2013, but still represented less than 5% of our consolidated revenue. Sales to commercial and industrial customers declined by approximately 10% in 2013, representing 16% of our consolidated revenue as compared to 18% in 2012. In any one period, our commercial and industrial revenue is usually derived from a concentrated group of customers and is tied to several large projects which by their nature are non-recurring. The net decrease in our commercial and industrial revenue was driven by a lower volume of industrial project revenue, particularly in the mining sector, as compared to 2012, offset by an increase in commercial project revenue for critical power applications. Critical power projects, principally for data centers, comprised approximately 70% of our sales of circuit protection and control equipment in 2013.

Gross Margin. The following table represents our gross margin by major product category for the periods indicated (in thousands, except percentages):

	Year Ended
	December 31,		%
	2013	2012	Change
Cost of sales	$50,434	$47,791	5.5%
Gross profit	$21,817	$18,940	15.2%
Gross margin percentage:
Electrical transformers	24.8%	22.6%	2.2%
Circuit protection & control equipment	24.2%	-	-
Consolidated	24.7%	22.6%	2.1%

For the year ended December 31, 2013, our gross margin percentage increased to 24.7% of revenues, compared to 22.6% during the year ended December 31, 2012. The 2.1% increase in our gross margin resulted from a shift in our sales mix towards liquid-filled transformers and switchgear products which represented approximately 53% of consolidated sales during 2013, as compared to only 46% in 2012. We generally achieve higher gross margins from the sale of these engineered-to-order products than we do from the sale of our dry-type transformers, a large portion of which consists of catalogue designs sold on a wholesale basis through our distribution network. By contrast, the majority of our liquid-filled transformer and switchgear sales are on a direct-to-end-user basis and manufactured to the specifications of the application which generally warrants a higher gross margin percentage.

During the year ended December 31, 2013, our blended transformer gross margin increased to 24.8%, reflecting increases of 2.4% and 0.9%, respectively, in our liquid-filled and dry-type transformer product line categories. Our 24.2% gross margin on sales of circuit protection and control equipment through Pioneer Critical Power and Pioneer CEP, businesses we acquired during 2013, had minimal effect on our overall gross margin during 2013.

Selling, General and Administrative Expense. For the year ended December 31, 2013, selling, general and administrative expense increased by approximately $1.5 million, or 11.7%, to $14.7 million, as compared to $13.2 million during the year ended December 31, 2012. The increase in our selling, general and administrative expense was primarily due to $1.1 million of incremental expense related to new businesses acquired during 2013, as well as to an increase in our corporate general and administrative expenses. As a percentage of our consolidated revenue, selling, general and administrative expense increased to 16.7% in 2013, as compared to 15.7% in 2012.

Foreign Exchange (Gain) Loss. For the year ended December 31, 2013, approximately 60% of our consolidated operating revenues were denominated in Canadian dollars, and the majority of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the year ended December 31, 2013, we recorded a gain of $0.1 million due to currency fluctuations, compared to a gain of approximately $0.2 million during the year ended December 31, 2012.

Interest Expense. For the year ended December 31, 2013, our interest expense was approximately $0.8 million, as compared to $0.9 million for the year ended December 31, 2012. The decrease in our interest expense was due to lower average borrowings outstanding under our credit facilities during 2013, as compared to 2012. The aggregate outstanding balance of our total debt decreased by $7.0 million during the year ended December 31, 2013, primarily as a result of the application of the net proceeds from our public offering of common stock to repay indebtedness during the third quarter.

Other Expense. For the year ended December 31, 2013, our other non-operating expense of $428,000 consisted of approximately $332,000 for professional fees and costs incurred in connection with acquisitions, and the remainder resulted primarily from a reduction in force affecting our dry-type transformer business during the second quarter. The 2012 other expense of $92,000 consisted of a deposit we forfeited in connection with a proposed debt financing transaction, as well as professional fees incurred in connection with the post-closing requirements of our 2011 acquisition.

Provision for Income Taxes. Our provision reflects an effective tax rate on earnings from continuing operations of 11.5% in 2013 compared to 35.2% in 2012. The decrease in our effective tax rate during 2013 primarily reflects the recognition of a $1.0 million income tax benefit during the fourth quarter resulting from the amalgamation of our Canadian subsidiaries into one corporation. These entities included our discontinued wind energy equipment business, whose accumulated tax losses will now be available for use by our continuing electrical equipment businesses in Canada. Excluding the impact of this benefit, our effective income tax rate would have been 28.6%. In 2012, our effective income tax rate included the impact of a one-time write-off of a $0.4 million deferred tax asset resulting from an intercompany asset transfer between our subsidiaries. Without the effect of this non-cash charge, our effective tax rate would have been 26.9% during the year ended December 31, 2012. Most of our taxable income is derived in Canada where we are subject to lower corporate tax rates relative to our U.S. operations.

Earnings from Continuing Operations. We generated net earnings from continuing operations of $5.3 million for the year ended December 31, 2013, as compared to $3.2 million during the year ended December 31, 2012. In 2013, our earnings from continuing operations per basic and diluted share was $0.84, as compared to $0.54 during the year ended December 31, 2012. Due to the public offering of our common stock in September 2013, we had approximately 0.4 million additional weighted average shares outstanding during the year, as compared to 2012. Our earnings from continuing operations benefitted from a higher gross margin on increased sales, combined with lower interest and tax expense as compared to the prior year. Partially offsetting these increases in our earnings from continuing operations were higher selling, general and administrative expenses, as well as costs incurred in connection with acquisitions.

Backlog. Our order backlog at December 31, 2013 was $24.4 million, as compared to $21.4 million at September 30, 2013 and $23.6 million at December 31, 2012. Approximately 75% of our current backlog is comprised of orders for liquid-filled transformers, with the remainder consisting of dry-type transformers (16%) and circuit protection and control equipment (9%). Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2014.

Liquidity and Capital Resources

General. At December 31, 2013, we had cash and cash equivalents of approximately $0.4 million and total debt outstanding of $10.1 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided by (Used in) Operating Activities. Cash provided by our operating activities was approximately $3.0 million during the year ended December 31, 2013, compared to cash provided by our operating activities of $2.4 million during the year ended December 31, 2012. The principal elements of cash provided by operating activities during 2013 were $5.3 million of earnings from continuing operations, $1.8 million of non-cash expenses consisting of depreciation, amortization and stock-based compensation and $0.4 million of unrealized losses related to currency translation included in our net earnings. These sources of cash during the period were partially offset by $2.4 million of cash used for working capital and $2.1 million related to deferred taxes and pension costs.

Cash Provided by (Used in) Investing Activities. Cash used in investing activities during the year ended December 31, 2013 was approximately $4.3 million, as compared to $2.4 million during the year ended December 31, 2012. During 2013, our cash used in investing activities increased by approximately $1.8 million for the expansion of our Canadian dry-type transformer manufacturing facility. In addition, during 2013 we used approximately $1.6 million of cash to finance acquisitions. Our uses of cash in investing activities during 2012 included $1.5 million for the purchase and beginning stages of expansion of our Canadian dry-type transformer manufacturing facility, and a $0.3 million loan we made to the developer of a renewable energy project for the purpose of securing a purchase order for our transformers. Additions to our property, plant and equipment in the ordinary course of business were approximately $0.9 million and $0.5 million, respectively, during the years ended December 31, 2013 and 2012.

Cash Provided by (Used in) Financing Activities. Cash provided by our financing activities was $1.4 million during the year ended December 31, 2013, as compared to cash used in our financing activities of approximately $1.0 million during the year ended December 31, 2012. During 2013, our cash provided by financing activities included approximately $7.9 million of net proceeds from a public offering of 1,265,000 shares of our common stock, offset by $4.3 million of cash used to reduce borrowings outstanding under our revolving credit facilities and net principal payments of approximately $2.1 million on our long-term debt. During 2012, increases in our long-term debt provided cash of approximately $2.5 million and we used cash of $3.5 million to reduce borrowings under our revolving credit facilities and make made principal repayments on our long-term.

Working Capital. As of December 31, 2013, we had net working capital of $13.8 million, including $0.4 million of cash and equivalents, compared to net working capital of $6.9 million, including $0.5 million of cash and equivalents at December 31, 2012. Our current assets were approximately 2.1 times our current liabilities at December 31, 2013, as compared to 1.3 times at December 31, 2012. At December 31, 2013 and 2012, we had $8.7 million and $4.7 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Credit Facilities and Long-Term Debt

Canadian Credit Facilities. Our Canadian subsidiaries have maintained credit facilities with Bank of Montreal since October 2009. In June 2011, our wholly owned subsidiary Pioneer Electrogroup Canada Inc. entered into a letter loan agreement with Bank of Montreal (the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank.

Our Canadian Facilities, as amended, provide for up to $23.0 million Canadian dollars (“CAD”) (approximately $21.6 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million CAD term credit facility (“Facility C”) that financed a business acquisition and the purchase and expansion of its manufacturing facilities, a $50,000 CAD Corporate MasterCard credit facility and a $1.0 million CAD foreign exchange settlement risk facility.

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

As of December 31, 2013, we had approximately $9.0 million in U.S. dollar equivalents outstanding under our Canadian Facilities and were in compliance with our financial covenant requirements. Our borrowings consisted of approximately $0.8 million outstanding under Facility A, $1.2 million outstanding under Facility B and $7.0 million outstanding under Facility C.

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

On June 28, 2013, in connection with entering into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facilities”), we repaid all amounts outstanding under the Johnson Bank facility. The U.S. Facilities, as amended, consist of a $10.0 million demand revolving credit facility that was used to repay Johnson Bank and will be used to finance ongoing operations; and a $6.0 million term loan facility, with principal repayments becoming due on a five year amortization schedule, that is to be used to finance certain permitted acquisitions by us and our subsidiaries.

The U.S. Facilities require us to comply with a two-step test of financial covenants. First, as measured on a consolidated basis, if our funded debt to adjusted EBITDA ratio is less than or equal to 2.75x and our fixed charge coverage ratio is at or above 1.25x, then no further compliance tests are required. Alternatively, we may comply with the financial covenant requirements of the U.S. Facilities if our U.S. operations maintain a maximum funded debt to capitalization ratio and various minimum fixed charge coverage ratios and maximum funded debt to adjusted EBITDA ratios which are set at different thresholds by time period. The U.S. Facilities also restrict our ability to incur indebtedness, create or incur liens, make investments, make distributions or dividends and enter into merger agreements or agreements for the sale of any or all our assets.

Borrowings under the demand revolving credit facility bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Borrowings under the term loan facility bear interest, at our option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. In addition, the term loan facility was subject to a standby fee from June 28, 2013 to December 28, 2013, which was calculated monthly, using the unused portion of the facility, at a rate of 0.625% per annum.

Our obligations under the U.S. Facilities are guaranteed by all our wholly-owned U.S. subsidiaries. In addition, we and our wholly-owned U.S. subsidiaries granted a security interest in substantially all of our assets, including 65% of the shares of Pioneer Electrogroup Canada Inc. held by us, to secure our obligations for borrowed money under the U.S. Facilities.

As of December 31, 2013, we had no borrowings outstanding under the U.S. Facilities and were in compliance with its financial covenant requirements.

Nexus Promissory Note. On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. In December 2013, we elected to make a $250,000 advance payment against the Nexus Promissory Note. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. During the fourth quarter of 2013, we prepaid $250,000 of the term loan and as of December 31, 2013, there was approximately $0.8 million outstanding.

Pico Promissory Note. On August 19, 2013, in connection with the acquisition of certain assets from Pico Electrical Equipment, Inc. and Pico Metal Products, Inc., our Pioneer CEP subsidiary issued a $455,000 non-interest bearing promissory note to the sellers of the assets. The promissory note is payable in six installments of principal ending on June 19, 2014. In addition, we also entered into a guaranty agreement to guarantee the obligations of Pioneer CEP under the promissory note. As of December 31, 2013, there was $250,000 of principal remaining to be paid on the promissory note.

Capital Lease Obligations. As of December 31, 2013, the last of our remaining capital lease obligations had been repaid in full.

Capital Expenditures

In June 2012, we completed the acquisition of the land and building comprising our dry-type transformer facility in Canada at a cost of approximately $1.1 million. Between 2012 and 2013 we completed construction to expand the location’s manufacturing floor space by approximately 16,000 square feet. Including the cost of new machinery and equipment, the capital budget for the entire expansion project is approximately $1.9 million, all of which was disbursed before the end of 2013. Otherwise, we have no major future capital projects planned, or significant replacement spending anticipated during 2014.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by a weakening of the Canadian dollar, changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We attempt to minimize increases resulting from fluctuations in supply costs through the inclusion of escalation clauses with respect to commodities in our customer contracts. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. We predominately sell to customers in the utility, industrial production and commercial construction markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets. For a further discussion of factors that may affect future operating results see the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

New Accounting Pronouncements

The information required by this Item is provided in “Note 2. Summary of Significant Accounting Policies” to our audited financial statements for the year ended December 31, 2013 included in this prospectus.

Recent Accounting Pronouncements

Testing Indefinite-Lived Intangible Assets for Impairment – In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard became effective for the us on a prospective basis commencing January 1, 2013. The adoption of this standard had no effect on our financial position or results of operations.

Presentation of Unrecognized Tax Benefit – In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. We are currently assessing the potential impact of ASU No. 2013-11 on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

34

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pioneer Power Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc. as at December 31, 2013 and 2012 and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2013 and 2012 and the results of its operations, comprehensive income and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States.

Richter LLP (Signed)

Chartered Professional Accountants

Montreal, Canada

March 14, 2014

1 CPA auditor, CA, public accountancy permit No. A106063

T. 514.934.3400 Richter LLP 1981 McGill College Mtl (Qc) H3A 0G6 www.richter.ca	Montréal, Toronto

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Earnings

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012

Revenues	$88,162	$83,960
Cost of goods sold	66,392	65,020
Gross profit	21,770	18,940
Operating expenses
Selling, general and administrative	14,719	13,181
Foreign exchange gain	(83)	(188)
Total operating expenses	14,636	12,993
Operating income	7,134	5,947
Interest expense	754	933
Other expense	428	92
Earnings from continuing operations before income taxes	5,952	4,922
Provision for income taxes	682	1,733
Earnings from continuing operations	5,270	3,189
Loss from discontinued operations, net of income taxes	-	(199)
Net earnings	$5,270	$2,990

Earnings from continuing operations per share:
Basic	$0.84	$0.54
Diluted	$0.84	$0.54

Earnings per common share:
Basic	$0.84	$0.51
Diluted	$0.84	$0.51

Weighted average common shares outstanding:
Basic	6,263	5,907
Diluted	6,298	5,913

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2013	2012

Net earnings	$5,270	$2,990
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(866)	133
Amortization of net prior service costs and net actuarial losses	373	(246)
Other comprehensive loss	(493)	(113)
Comprehensive income	$4,777	$2,877

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$425	$467
Accounts receivable	9,739	10,579
Inventories	12,643	14,912
Income taxes receivable	65	69
Deferred income taxes	1,982	563
Prepaid expenses and other current assets	1,291	885
Current assets of discontinued operations	-	47
Total current assets	26,145	27,522
Property, plant and equipment	12,213	10,937
Noncurrent deferred income taxes	1,091	700
Other assets	1,129	798
Intangible assets	5,285	5,329
Goodwill	7,998	6,892
Total assets	$53,861	$52,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving credit facilities	$795	$-
Accounts payable and accrued liabilities	8,370	12,044
Current maturities of long-term debt and capital lease obligations	2,108	7,335
Income taxes payable	1,072	1,135
Current liabilities of discontinued operations	-	125
Total current liabilities	12,345	20,639
Long-term debt and capital lease obligations, net of current maturities	7,205	9,795
Pension deficit	213	837
Noncurrent deferred income taxes	3,306	2,992
Total liabilities	23,069	34,263
Commitments
Shareholders’ Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 7,172,255 and 5,907,255 shares issued and outstanding	7	6
Additional paid-in capital	16,164	8,065
Accumulated other comprehensive loss	(1,429)	(936)
Retained earnings	16,050	10,780
Total shareholders’ equity	30,792	17,915
Total liabilities and shareholders’ equity	$53,861	$52,178

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012
Operating activities
Net earnings	$5,270	$2,990
Depreciation	1,225	1,251
Amortization of intangibles	330	285
Deferred tax expense	(1,474)	(153)
Accrued pension	(589)	9
Stock-based compensation	228	270
Restructuring and asset impairment charges, discontinued operations	-	49
Foreign currency remeasurement loss	384	-
Changes in current operating assets and liabilities
Accounts receivable, net	460	(2,288)
Inventories	1,912	(1,000)
Prepaid expenses and other assets	(686)	(658)
Income taxes	(33)	1,137
Accounts payable and accrued liabilities	(4,002)	585
Discontinued operations assets and liabilities, net	-	(69)
Net cash provided by operating activities	3,025	2,408

Investing activities
Additions to property, plant and equipment	(2,693)	(2,069)
Business acquisitions, net of cash acquired	(1,601)	-
Note receivable	(30)	(300)
Net cash used in investing activities	(4,324)	(2,369)

Financing activities
Decrease in bank overdrafts	(1)	-
Decrease in revolving credit facilities	(4,312)	(1,092)
Increase in long-term debt	455	2,496
Repayment of long-term debt and capital lease obligations	(2,598)	(2,447)
Net proceeds from issuance of common stock	7,872	-
Net cash provided by (used in) financing activities	1,416	(1,043)

Increase (decrease) in cash and cash equivalents	117	(1,004)
Effect of foreign exchange on cash and cash equivalents	(159)	73

Cash and cash equivalents
Beginning of year	467	1,398
End of year	$425	$467

Supplemental cash flow information:
Interest paid	$763	$936
Income taxes paid, net of refunds	$2,311	$952

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Shareholders' Equity

(Dollars in thousands)

			Additional		Accumulated	Total
	Common Stock		paid-in	Retained	other compre-	shareholders’
	Shares	Amount	capital	earnings	hensive (loss)	equity

Balance - December 31, 2011	5,907,255	$6	$7,795	$7,790	$(823)	$14,768
Net Earnings	-	-	-	2,990	-	2,990
Stock-based compensation	-	-	270	-	-	270
Foreign currency translation adjustment	-	-	-	-	133	133
Pension adjustment, net of taxes	-	-	-	-	(246)	(246)
Balance - December 31, 2012	5,907,255	6	8,065	10,780	(936)	17,915
Net Earnings	-	-	-	5,270	-	5,270
Stock-based compensation	-	-	228	-	-	228
Foreign currency translation adjustment	-	-	-	-	(866)	(866)
Pension adjustment, net of taxes	-	-	-	-	373	373
Issuance of common stock, net of transaction costs	1,265,000	1	7,739	-	-	7,740
Underwriter’s warrants, related to common stock offering	-	-	133	-	-	133
Balance - December 31, 2013	7,172,255	$7	$16,164	$16,050	$(1,429)	$30,792

The accompanying notes are an integral part of these consolidated financial statements

1. Business and Organization

Pioneer Power Solutions, Inc. (the “Company”), a Delaware corporation, is a manufacturer of specialty electrical equipment and provides a broad range of custom-engineered and general purpose electrical transformers for applications in the utility, industrial and commercial segments of the electrical transmission and distribution industry. The Company is headquartered in Fort Lee, New Jersey and operates from eight additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

On March 6, 2013, the Company’s wholly-owned subsidiary Pioneer Critical Power Inc. acquired substantially all the assets and assumed certain liabilities of Power Systems Solutions, Inc., a Minneapolis-based provider of paralleling switchgear and engine generator controls used in on-site backup power and distributed generation applications.

On August 19, 2013, the Company’s wholly-owned subsidiary Pioneer Custom Electrical Products Corp., acquired all the machinery and equipment, certain inventory assets and all the intellectual property assets of Pico Electrical Equipment, Inc. and Pico Metal Products, Inc., a Los Angeles-based manufacturer of electrical switchboards, panelboards and custom electrical enclosures.

On September 24, 2013, the Company completed an underwritten public offering of 1,265,000 shares of its common stock at a gross sales price of $7.00 per share, resulting in net proceeds to the Company of approximately $7.9 million, after deducting underwriting discounts and commissions and other offering expenses. In connection with the public offering, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol PPSI.

On January 1, 2014, the Company completed an internal legal reorganization whereby all of its direct and indirect wholly-owned Canadian subsidiaries were combined into a single corporation, Pioneer Electrogroup Canada Inc. As a result of the transaction that occurred on such date, the three former subsidiaries of Pioneer Electrogroup Canada Inc., consisting of Pioneer Transformers Ltd., Bemag Transformer Inc. and Pioneer Wind Energy Systems Inc., were vertically amalgamated into Pioneer Electrogroup Canada Inc. which continues as the surviving corporation.

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

The following table provides detail of change in the Company's product warranty provision, which is a component of accrued liabilities on the consolidated balance sheets for the years ended December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Balance at beginning of year	$211	$312
Increase due to warranty expense	174	108
Deductions for warranty charges	(219)	(215)
Change due to foreign currency translation	(11)	6
Balance at end of year	$155	$211

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

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written off when it receives them. Management considers the Company’s allowance for doubtful accounts, which was $480,000 and $29,000 as of December 31, 2013 and 2012, respectively, sufficient to cover any exposure to loss in its accounts receivable.

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

Goodwill impairment testing for 2013 and 2012 was performed by using quantitative analysis, as described above, for each of the Company’s reporting units having a carrying amount of goodwill. As a result of the quantitative analysis performed, the Company determined that no impairments were warranted for 2013 and 2012.

Indefinite life intangible assets primarily consist of trademarks. The fair value of these assets are determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. For 2013 and 2012, the fair value of indefinite life intangible assets exceeded their respective carrying values.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax asset recorded as of December 31, 2013, is realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s judgments and tax strategies are subject to audit by various taxing authorities.

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

Testing Indefinite-Lived Intangible Assets for Impairment – In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard became effective for the Company on a prospective basis commencing January 1, 2013. The adoption of this standard had no effect on the Company’s financial position or results of operations.

Presentation of Unrecognized Tax Benefit – In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. The Company is currently assessing the potential impact of ASU No. 2013-11 on our financial statements.

4. Acquisitions

On March 6, 2013, Pioneer Critical Power Inc., a wholly-owned subsidiary of the Company, acquired substantially all the assets and assumed certain trade liabilities comprising the business of Power Systems Solutions, Inc. The total purchase price was $655,000, consisting of $605,000 in cash paid at closing to acquire the net assets and repay associated debt, and a deferred, non-interest bearing payment of $50,000 due to the seller on December 31, 2013. The transaction was accounted for under the purchase method of accounting.

On August 19, 2013, through its wholly-owned subsidiary Pioneer Custom Electrical Products Corp., or Pioneer CEP, the Company hired all the employees and acquired all the machinery and equipment, certain inventory assets and all of the intellectual property of Pico Electrical Equipment, Inc. and Pico Metal Products, Inc, or “Pico”. The total purchase price was approximately $945,000, consisting of $165,000 in cash paid at closing, a $455,000 non-interest bearing promissory note issued to the sellers, a $150,000 consulting contract obligation and $175,000 of deferred payments for certain inventories and transfer taxes. The transaction was accounted for under the purchase method of accounting.

The transactions were accounted for under the purchase method of accounting. Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the acquisitions, based on their estimated fair values as of the effective date of the acquisitions. Goodwill arising from the acquisitions has been determined as the excess of the purchase price over the net of the amounts assigned to acquired assets and liabilities assumed.

The Company made an initial allocation of the purchase price at the date of each acquisition, based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtained this information during due diligence and through other sources including asset appraisals.

The entire purchase price allocation for Power Systems Solutions, Inc. has been finalized. Identifiable intangible assets having finite lives arising from the acquisition were valued at $0.4 million, consisting a non-compete agreement that will be amortized on a straight-line basis over six years for accounting purposes, and over 15 years for tax purposes. The excess of the purchase price over the aggregate fair values, which was approximately $0.7 million, was recorded as goodwill.

The purchase price allocation for Pico is preliminary. The excess of the purchase price over the aggregate fair values, which was approximately $0.5 million, has been recorded as goodwill. As the Company finalizes the fair value of assets acquired and liabilities assumed with respect to Pico, additional purchase price adjustments may be recorded during the measurement period in 2014. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can impact the Company’s results of operations. The finalization of the purchase accounting assessment for Pico may result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations.

This goodwill recorded in connection with the acquisitions has an indefinite life, is not subject to amortization and is deductible for tax purposes. Goodwill arising from acquisitions is tested for impairment at least annually (more frequently if indicators of impairment arise). In the event that management determines that goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

The Company incurred acquisition transaction costs of approximately $0.3 million for the year ended December 31, 2013. These costs were expensed in 2013.

5. Inventories

The components of inventories are summarized below (in thousands):

	December 31,
	2013	2012
Raw materials	$5,210	$5,130
Work in process	2,635	4,360
Finished goods	5,125	5,779
Provision for excess and obsolete inventory	(327)	(357)
Total inventories	$12,643	$14,912

Included in raw materials and finished goods are goods in transit of approximately $0.1 million (2012 - $0.3 million).

6. Property, Plant and Equipment

Property, plant and equipment are summarized below (in thousands):

	December 31,
	2013	2012
Land	$106	$113
Buildings	2,874	3,091
Machinery and equipment	11,465	11,738
Furniture and fixtures	250	209
Computer hardware and software	1,010	929
Leasehold improvements	147	57
Construction in progress	2,829	397
	18,681	16,534
Less: Accumulated depreciation	(6,468)	(5,597)
Total property, plant and equipment, net	$12,213	$10,937

7. Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the years ended December 31, 2013 and 2012 consisted of the following (in thousands):

		Intangible
	Goodwill	assets
Balance December 31, 2011	$6,862	$5,585
Additions due to acquisitions	-	-
Amortization	-	(285)
Foreign currency translation	30	29
Balance December 31, 2012	6,892	5,329
Additions due to acquisitions	1,194	370
Amortization	-	(330)
Foreign currency translation	(88)	(84)
Balance December 31, 2013	$7,998	$5,285

The components of intangible assets at December 31, 2013 are summarized below (in thousands):

	Intangible	Accumulated	Foreign currency	Net book
	assets	amortization	translation	value
Customer relationships	$2,962	$(873)	$(77)	$2,012
Non-compete agreements	465	(138)	(1)	326
Trademarks	2,049	-	(25)	2,024
Technology-related industry accreditations	950	-	(27)	923
Total intangible assets	$6,426	$(1,011)	$(130)	$5,285

Future scheduled annual amortization expense for finite life intangible assets is as follows (in thousands):

Years Ending December 31,	Total
2014	$327
2015	325
2016	324
2017	324
2018	247
Thereafter	790
$2,337

8. Debt

Canadian Credit Facilities

The Company’s Canadian operations have maintained credit facilities with Bank of Montreal since October 2009. In June 2011, Pioneer Electrogroup Canada Inc., together with its operating businesses, Pioneer Transformers Ltd. and Bemag Transformer Inc., entered into a letter loan agreement with Bank of Montreal (the “Canadian Facilities”) that replaced and superseded all prior financing arrangements with the bank.

The Canadian Facilities provide for up to $23.0 million Canadian dollars (“CAD”) (approximately $21.6 million expressed in U.S. dollars) consisting of a $10.0 million demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to the Company’s U.S. operations, a $50,000 Corporate MasterCard credit facility (“Facility D”) and a $1.0 million foreign exchange settlement risk facility (“Facility E”).

The Canadian Facilities are secured by a first-ranking lien in the amount of approximately $30 million CAD on all of the present and future movable and immovable property of the Company’s Canadian operations.

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

As of December 31, 2013, the Company had approximately $9.0 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of approximately $0.8 million outstanding under Facility A, $1.1 million outstanding under Facility B and $7.1 million outstanding under Facility C.

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

The U.S. Facilities, as amended, require the Company to comply with a two-step test of financial covenants. First, if the Company’s funded debt to adjusted EBITDA ratio is less than or equal to 2.75x and its fixed charge coverage ratio is at or above 1.25x, then no further compliance tests are required. Alternatively, the Company may comply with the financial covenant requirements of the U.S. Facilities if its U.S. operations comply with various financial covenants, including (a) maintaining a minimum fixed charge coverage ratio of (i) 1.25 for fiscal quarters ending June 30, 2013 to December 31, 2013, and (ii) 1.35 for fiscal quarters ending on or after March 31, 2014, (b) limiting funded debt to less than 50% of capitalization, and (c) maintaining a maximum funded debt to adjusted EBITDA ratio of (i) 5.25 for fiscal quarters ending June 30, 2013 to December 31, 2013, (ii) 5.00 for the fiscal quarter ending March 31, 2014, (iii) 4.50 for the fiscal quarter ending June 30, 2014, (iv) 4.00 for the fiscal quarter ending September 30, 2014, and (v) 3.75 for fiscal quarters ending on or after December 31, 2014. The U.S. Facilities also restrict the ability of the Company and its U.S. subsidiaries to incur indebtedness, create or incur liens, make investments, make distributions or dividends and enter into merger agreements or agreements for the sale of any or all assets.

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

As of December 31, 2013, the Company had no borrowings outstanding under the U.S. Facilities and the Company was in compliance with its financial covenant requirements.

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

The term loan from GE Capital Mexico is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. The term loan may be prepaid by Nexus in increments of at least $100,000, subject to the application of certain prepayment and other fees as established in the term loan agreement, which fees were waived in the case of a $250,000 prepayment made by the Company in December 2013. The term loan agreement contains customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict Nexus’ ability to create certain liens, incur additional liabilities, make certain types of investments, engage in mergers, consolidations, significant asset sales and affiliate transactions, pay dividends, redeem or repurchase outstanding equity and make capital expenditures.

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

Long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Revolving credit facilities	$-	$5,141
Term credit facilities	8,239	10,615
Nexus promissory note	824	1,371
Pico promissory note	250	-
Capital lease obligations	-	3
Total debt and capital lease obligations	9,313	17,130
Less current portion	(2,108)	(7,335)
Total long-term debt and capital lease obligations	$7,205	$9,795

The annual maturities of long-term debt at December 31, 2013, were as follows (in thousands):

Long-term
debt
Years Ending December 31,	maturities
2014	$2,108
2015	2,090
2016	5,102
2017	13
Thereafter	-
Total long-term debt maturities	$9,313

9. Other Assets

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

Also included in Other Assets are deferred financing costs of $0.3 million and prepaid sales taxes of $0.2 million at December 31, 2013 and deferred financing costs of $0.2 million 2012.

10. Commitments

The Company leases certain offices, facilities and equipment under operating leases expiring at various dates through 2018. At December 31, 2013, the minimum annual lease commitments under the leases having terms in excess of one year were as follows (in thousands):

Operating
Years Ending December 31,	leases
2014	$906
2015	845
2016	418
2017	317
2018	172
Thereafter	-
Total lease commitments	$2,658

Rent and lease expense was approximately $0.8 million for 2013 and 2012, respectively.

11. Shareholders’ Equity

The Company had common stock, $0.001 par value per share, outstanding of 7,172,255 and 5,907,255 shares as of December 31, 2013 and December 31, 2012, respectively. In September 2013, the Company completed a public offering and issued 1,265,000 shares of its common stock at a gross sales price of $7.00 per share, resulting in $7.9 million in net proceeds after deducting the underwriting discount and costs directly attributable to the offering.

In connection with the public offering, the Company issued warrants to the underwriters to purchase 50,600 shares of common stock, exercisable at the public offering price, or $7.00 per share. The warrants were accounted for at their fair value amounting to $0.1 million, as determined by the Black-Scholes Merton valuation model, based on the following assumptions:

	Year Ended December 31,
	2013	2012
Expected Volatility	40.9%	-
Expected life in years	5.0	-
Risk-free interest rate	1.5%	-
Dividend yield	0.0%	-

As of December 31, 2013, the Company had warrants outstanding to purchase 690,600 shares of common stock with a weighted average exercise price of $13.49 per share. The warrants expire on dates beginning on April 19, 2014 and ending on September 18, 2018. No warrants were exercised during the years ended December 31, 2013 and 2012.

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

12. Stock-Based Compensation

On December 2, 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”) for the purpose of issuing incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards to employees, directors, consultants and other service providers. A total of 320,000 shares of common stock are reserved for issuance under the 2009 Plan. Options may be granted under the 2009 Plan on terms and at prices as determined by the board of directors or by the plan administrators appointed by the board of directors.

On May 11, 2011, the board of directors of the Company adopted the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) which was subsequently approved by stockholders of the Company on May 31, 2011. The 2011 Plan replaces and supersedes the 2009 Plan. The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the Board that is designated to administer the Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 700,000 shares. As of December 31, 2013, 261,400 stock options had been granted, consisting of 160,200 incentive stock options and 101,200 non-qualified stock options.

Expense for stock-based compensation recorded for the years ended December 31, 2013 and 2012 was approximately $0.2 million and $0.3 million, respectively. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. As of December 31, 2013, the Company had total stock-based compensation expense remaining to be recognized of approximately $0.1 million.

The fair value of the stock options granted was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2013	2012
Expected Volatility	41 - 43%	39 - 43%
Expected life in years	5.0 - 6.0	3.5 - 6.0
Risk-free interest rate	0.92 - 2.49%	0.70 - 1.34%
Dividend yield	0%	0%

A summary of stock option activity for the years ended December 31, 2013 and 2012, and changes during the years then ended is presented below:

	Stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Balance December 31, 2011	118,400	$15.07	7.0	$-
Granted	50,000	4.22	7.9	309,500
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance December 31, 2012	168,400	$11.85	6.6	$309,500
Granted	93,000	6.10	9.3	390,600
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2013	261,400	$9.81	6.9	$700,100
Exercisable as of December 31, 2013	202,400	$11.10	6.4	$402,795

Intrinsic value is the difference between the market value of the stock at December 31, 2013 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011

Weighted-average fair value of options granted (per share)	$2.48	$1.54	$5.20
Intrinsic value gain of options exercised	-	-	-
Cash receipts from exercise of options	-	-	-

13. Income Taxes

The components of the income tax provision were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Current
Federal	$-	$-
State	37	15
Foreign	2,315	2,131
Deferred	(1,670)	(413)
Total income tax provision	$682	$1,733

The components of earnings before income taxes are summarized below (in thousands):

	Year Ended December 31,
	2013	2012
U.S. operations	$(2,208)	$(343)
Foreign	8,160	5,265
Income from continuing operations before income taxes	$5,952	$4,922

A reconciliation from the statutory U.S. income tax rate and the Company's effective income tax rate, as computed on earnings before income taxes, is as follows:

	Year Ended December 31,
	2013	2012
Federal Income tax at statutory rate	35%	35%
State and local income tax, net	(1)	-
Foreign rate differential	(9)	(8)
Uncertain tax positions	-	1
Other	(6)	7
Recognition of prior years’ NOLs	(8)	-
Effective income tax expense rate	11%	35%

The Company’s provision for income taxes reflects an effective tax rate on earnings before income taxes of 11% in 2013 (35% in 2012). The decrease in the Company’s effective tax rate during 2013 primarily reflects a $1.0 million income tax benefit recognized during the fourth quarter resulting from a corporate legal reorganization by which all of the Company’s directly and indirectly wholly-owned Canadian subsidiaries were amalgamated into a single corporation, Pioneer Electrogroup Canada Inc. These subsidiaries included the Company’s discontinued wind energy equipment business, Pioneer Wind Energy Systems Inc., whose accumulated tax losses since the date its business was first acquired will now be available for future use by the continuing businesses of Pioneer Electrogroup Canada Inc.

The net deferred income tax asset (liability) was comprised of the following (in thousands):

	December 31,
	2013	2012
Current deferred income taxes
Gross assets	$1,982	$563
Gross liabilities	-	-
Net current deferred income tax asset	1,982	563

Noncurrent deferred income taxes
Gross assets	1,091	700
Gross liabilities	(3,306)	(2,992)
Net noncurrent deferred income tax liability	(2,215)	(2,292)
Net deferred income tax liability	$(233)	$(1,729)

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets
Canada net operating loss carry forwards	$1,688	$244
Pension plan	80	253
Foreign tax credits	1,064	497
Property and equipment	245	-
Other	477	269
	3,554	1,263
Less valuation allowance	(481)	-
Net deferred tax assets	3,073	1,263
Deferred tax liabilities
Other	(3,306)	(2,992)
Deferred liability, net	$(233)	$(1,729)

The Company believes that its deferred tax assets in other tax jurisdictions are more likely than not realizable through future reversals of existing taxable temporary differences and its estimate of future taxable income.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows (in thousands):

UTP
Balance as of December 31, 2011	$265
Increases related to tax positions taken during the period	52
Decreases related to expectations of statute of limitations	-
Balance as of December 31, 2012	317
Increases related to tax positions taken during the period	13
Decreases related to expectations of statute of limitations	(13)
Balance as of December 31, 2013	$317

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

14. Pension Plan

A Canadian subsidiary of the Company sponsors a defined benefit pension plan in which a majority of its employees are members. The employer contributes 100% to the plan. The benefits, or the rate per year of credit service, are established by the Company’s subsidiary and updated at its discretion.

Cost of Benefits

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Current service cost, net of employee contributions	$54	$32
Interest cost on accrued benefit obligation	128	140
Expected return on plan assets	(166)	(156)
Amortization of transitional obligation	13	14
Amortization of past service costs	9	9
Amortization of net actuarial gain	60	46
Total cost of benefit	$98	$85

Benefit Obligation

The Company’s obligation for the pension plan is valued annually as of the beginning of each fiscal year. The projected benefit obligation represents the present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants.

The Company's obligations pursuant to the pension plan are as follows (in thousands):

	December 31,
	2013	2012
Projected benefit obligation, at beginning of year	$3,383	$2,911
Current service cost, net of employee contributions	52	32
Employee contributions	40	39
Interest cost	124	140
Actuarial loss	-	(49)
Impact of change in discount rate	(322)	395
Impact in change of assumptions	-	36
Benefits paid	(173)	(188)
Foreign exchange adjustment	(177)	67
Projected benefit obligation, at end of year	$2,927	$3,383

A summary of expected benefit payments related to the pension plan is as follows (in thousands):

Year ending December 31,	Pension Plan

2014	$218
2015	243
2016	247
2017	254
2018	257
2019 - 2023	1,285

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows (in thousands):

	December 31,
	2013	2012
Net (Gain) / loss	$(432)	$407
Amortization of prior service cost	(9)	(9)
Amortization of gain	(59)	(47)
Amortization of transitional asset	(13)	(13)
	(513)	338
Taxes	(140)	(92)
Total recognized in other comprehensive income, net of taxes	$(373)	$246

The estimated net loss amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $59,000. The estimated prior service cost amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $9,000. The estimated transitional asset amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $13,000.

The accumulated other comprehensive loss consists of the following amounts that have not yet been recognized as components of net benefit cost (in thousands):

	December 31,
	2013	2012
Unrecognized prior service cost	$112	$120
Unrecognized net actuarial loss	71	84
Unrecognized transitional obligation	1,050	1,542
Deferred income taxes	(367)	(507)
	$866	$1,239

Plan Assets

Assets held by the pension plan are invested in accordance with the provisions of the Company’s approved investment policy. The pension plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments. The asset allocation for the pension plan at the end of 2013 and 2012 and the target allocation for 2014, by asset category, is as follows:

	Allocation at December 31,		2014 Target
	2013	2012	Allocation
Equity securities	0%	57%	0%
Fixed income securities	90	30	90
Real estate	10	9	10
Other	0	4	0
Total	100%	100%	100%

The fair market values, by asset category are as follows (in thousands):

	Fair Value Measurements at
	December 31,
	2013	2012
Equity securities	$-	$1,451
Fixed income securities	2,442	764
Real estate	271	229
Other	-	102
Total	$2,713	$2,546

The Company has classified the assets as level 1. Changes in the assets held by the pension plan in the years 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Fair value of plan assets, at beginning of year	$2,546	$2,342
Actual return on plan assets	271	131
Employer contributions	173	169
Employee contributions	40	39
Benefits paid	(173)	(188)
Foreign exchange adjustment	(144)	53
Fair value of plan assets, at end of year	$2,713	$2,546

Contributions

The Company’s policy is to fund the pension plan at or above the minimum required by law. The Company made $0.2 million of contributions to its defined benefit pension plan in each of the 2013 and 2012 years. The Company expects to make contributions of less than $0.2 million to the defined benefit pension plan in 2014. Changes in the discount rate and actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

Funded Status

The funded status of the pension plan is as follows (in thousands):

	December 31,
	2013	2012
Projected benefit obligation	$2,926	$3,383
Fair value of plan assets	2,713	2,546
Accrued obligation (long term)	$213	$837

Assumptions

Assumptions used in accounting for the pension plan are as follows:

	December 31,
	2013	2012
Weighted average discount rate used to determine the accrued benefit obligations	4.60%	3.80%
Discount rate used to determine the net pension expense	3.80%	4.80%
Expected long-term rate on plan assets	6.50%	6.50%

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

15. Major Customers

Sales to two customers accounted for approximately 19% and 12% of the Company’s sales in 2013 and 2012.

16. Geographical Information

The Company has one material operating segment, being the sale of electrical equipment. Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Year Ended December 31,
	2013	2012
Canada	$52,613	$53,238
United States	33,527	30,296
Others	2,022	426
Total	$88,162	$83,960

The distribution of the Company’s property, plant and equipment by geographic location is approximately as follows (in thousands):

	December 31,
	2013	2012
Canada	$8,557	$7,202
United States	859	174
Mexico	2,797	3,561
Total	$12,213	$10,937

17. Basic and Diluted Earnings Per Common Share

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

	Year Ended December 31,
	2013	2012
Numerator:
Earnings from continuing operations	$5,270	$3,189

Denominator:
Weighted average basic shares outstanding	6,263	5,907
Effect of dilutive securities - equity based compensation plans	32	6
Net dilutive effect of warrants outstanding	3	-
Denominator for diluted earnings per common share	6,298	5,913

Earnings from continuing operations per common share:
Basic	$0.84	$0.54
Diluted	$0.84	$0.54

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	118	118
Warrants	640	640

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective as of December 31, 2013 at the reasonable assurance level.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 (2014 Proxy Statement) and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all our directors and employees, including the principal executive officer, principal financial officer, principal accounting officer and controller. The full text of our Code of Business Conduct and Ethics is published on the Investors section of our website at www.pioneerpowersolutions.com. We intend to disclose any future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013 and 2012

Consolidated Balance Sheets as of December 31, 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None

3.	Exhibits

See the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: March 14, 2014	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 14, 2014
Nathan J. Mazurek
/s/ Andrew Minkow	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	March 14, 2014
Andrew Minkow

/s/ Thomas Klink	Director, President of Jefferson Electric, Inc.	March 14, 2014
Thomas Klink

/s/ Yossi Cohn	Director	March 14, 2014
Yossi Cohn

/s/ David J. Landes	Director	March 14, 2014
David J. Landes

/s/ Ian Ross	Director	March 14, 2014
Ian Ross

/s/ David Tesler	Director	March 14, 2014
David Tesler

/s/ Jonathan Tulkoff	Director	March 14, 2014
Jonathan Tulkoff

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

4.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

4.2	Form of $10.00 Warrant (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

4.3	Form of $16.25 Warrant (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

4.4	Warrant to Purchase Common Stock, dated April 30, 2010, issued to Thomas Klink (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

4.5	Warrant to Purchase Common Stock, dated April 26, 2010 (Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 1, 2010).

4.6	Form of Warrant to Purchase Common Stock, dated May 11, 2010, issued to investor relations firm and its designees (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 20, 2011).

4.7	Form of Warrant to Purchase Common Stock, dated September 24, 2013, issued to Roth Capital Partners, LLC and to Monarch Capital Group, LLC (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on September 10, 2013).

4.8

Form of common stock certificate (Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 1, 2013).

10.1+	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.2+	Pioneer Power Solutions, Inc. 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.3+	Form of 2009 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.4+	Form of 2009 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.5+	Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 31, 2011).

10.6+	Employment Agreement, dated December 2, 2009, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.7+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.8+	Employment and Non-Competition Agreement, dated August 12, 2010, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 18, 2010).

10.9+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.10	Collective Labor Agreement, dated November 26, 2010, by and between Pioneer Transformers Ltd. and United Steelworkers, Local Section 9414 (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.11*	Agreement dated January 1, 2010, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010.

10.12*	Agreement dated January 8, 2010, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 10, 2010).

10.13	Contract Extension Agreements, Contract No. 4600017108 and 4600017040, dated March 6, 2012, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.14	Contract Extension Agreements, Contract No. 4600017108 and 4600017040, dated February 13, 2013, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 1, 2013).

10.15**	Contract Extension Agreements, Contract No. 4600017108 and 4600017040, dated December 4, 2013, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company.

10.16+	Employment Agreement, dated April 30, 2010, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.17	Term Loan Agreement, dated July 25, 2012, by and between Nexus Magneticos S. de R.L. de C.V. and GE CF Mexico, S.A. de C.V. (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 16, 2012).

10.18	Irrevocable Transfer of Title and Guaranty Trust Agreement, dated July 25, 2012, by and among, Nexus Magneticos S. de R.L. de C.V. and GE CF Mexico, S.A. de C.V., Jefferson Electric, Inc., GE CF Mexico, S.A. de C.V. and Banco Invex, S.A. (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 16, 2012).

10.19	Corporate Guaranty, dated July 25, 2011, by and between Pioneer Power Solutions, Inc. and GE CF Mexico, S.A. de C.V. (Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 16, 2012).

10.20	Collective Bargaining Agreement Nexus Magneticos S. de R.L. de C.V., dated January 1, 2011 (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.21	Industrial Lease between Comercializadora Reynosa Para La Industria Maquiladora S.A. DE C.V. and Nexus Magneticos e Mexico S. de R.L. de C.V (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 1, 2013).

10.22	Share Purchase Agreement, dated May 13, 2011, by and among Fiducie Familiale Mazoyer, Bon-Ange Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 19, 2011).

10.23	Amendment Agreement, dated June 30, 2011, by and among Fiducie Familiale Mazoyer, Bon-Ange Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.24	Equipment Purchase Agreement, dated July 1, 2011, by and among Vermont Transformer, Inc., GCEFF Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.25	Collective Labor Agreement, dated June 3, 2010, by and between Bemag Transformer Inc. and Syndicat Québécois des Employées et Employés de Service, Section Locale 298 (FTQ) (Incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.26+	First Amendment to Employment Agreement, dated April 30, 2013, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 30, 2013).

10.27	Credit Agreement, dated as of June 28, 2013, by and among Pioneer Power Solutions, Inc., as borrower, Pioneer Critical Power Inc. and Jefferson Electric, Inc., as guarantors, and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.28	Security Agreement, dated as of June 28, 2013, by and among Pioneer Power Solutions, Inc., Pioneer Critical Power Inc. and Jefferson Electric, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.29	Amended and Restated Letter Loan Agreement, dated as of June 28, 2013, by and among Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd. and Bemag Transformer Inc., as borrowers, and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.30**	First Amendment to Amended and Restated Letter Loan Agreement, dated as of March 10, 2014, by and among Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd. and Bemag Transformer Inc., as borrowers, and Bank of Montreal, as lender.

10.31	Guaranty Agreement, dated as of June 28, 2013, by Pioneer Power Solutions, Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.32	First Amendment to Credit Agreement, dated as of August 7, 2013, by and among Pioneer Power Solutions, Inc., Jefferson Electric, Inc., Pioneer Critical Power Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 14, 2013).

10.33	Second Amendment to Credit Agreement, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.1 on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2013).

10.34**	Third Amendment to Credit Agreement, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch.

10.35**	Fourth Amendment to Credit Agreement, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch.

21.1**	List of subsidiaries.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

