Form 10-Q
period 2014-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2014-05-15
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 14, 2014
Common Stock, $0.001 par value	7,172,255

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.A Risk Factors	22
Item 6. Exhibits	22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$20,893	$22,551
Cost of goods sold	15,973	17,470
Gross profit	4,920	5,081
Operating expenses
Selling, general and administrative	3,969	3,521
Foreign exchange (gain) loss	(44)	61
Total operating expenses	3,925	3,582
Operating income	995	1,499
Interest expense	136	185
Other expense	2	93
Earnings before income taxes	857	1,221
Provision for income taxes	267	308
Net earnings	$590	$913

Earnings per common share:
Basic	$0.08	$0.15
Diluted	$0.08	$0.15

Weighted average common shares outstanding:
Basic	7,172	5,907
Diluted	7,249	5,919

The accompanying notes are an integral part of these consolidated financial statements

-  1  -

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net earnings	$590	$913
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(676)	(134)
Amortization of net prior service costs and net actuarial losses	63	53
Other comprehensive loss	(613)	(81)
Comprehensive income (loss)	$(23)	$832

The accompanying notes are an integral part of these consolidated financial statements

-  2  -

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$425
Accounts receivable, net	12,371	9,739
Inventories, net	13,393	12,643
Income taxes receivable	62	65
Deferred income taxes	2,188	1,982
Prepaid expenses and other current assets	1,373	1,291
Total current assets	29,387	26,145
Property, plant and equipment	11,796	12,213
Noncurrent deferred income taxes	1,067	1,091
Other assets	1,180	1,129
Intangible assets, net	5,162	5,285
Goodwill	7,950	7,998
Total assets	$56,542	$53,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank overdrafts	$1,619	$-
Revolving credit facilities	1,614	795
Accounts payable and accrued liabilities	10,020	8,370
Current maturities of long-term debt and capital lease obligations	2,114	2,108
Income taxes payable	490	1,072
Total current liabilities	15,857	12,345
Long-term debt, net of current maturities	6,524	7,205
Pension deficit	107	213
Noncurrent deferred income taxes	3,248	3,306
Total liabilities	25,736	23,069
Shareholders’ Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 7,172,255 shares issued and outstanding	7	7
Additional paid-in capital	16,201	16,164
Accumulated other comprehensive loss	(2,042)	(1,429)
Retained earnings	16,640	16,050
Total shareholders’ equity	30,806	30,792
Total liabilities and shareholders’ equity	$56,542	$53,861

The accompanying notes are an integral part of these consolidated financial statements

-  3  -

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net earnings	$590	$913
Depreciation	325	288
Amortization of intangibles	79	71
Deferred tax expense	(237)	(195)
Accrued pension	(98)	(72)
Stock-based compensation	36	78
Foreign currency remeasurement gain	(117)	-
Changes in current operating assets and liabilities:
Accounts receivable, net	(2,875)	(1,433)
Inventories	(1,024)	(110)
Prepaid expenses and other assets	(64)	(521)
Income taxes	(545)	(540)
Accounts payable and accrued liabilities	1,780	(79)
Net cash used in operating activities	(2,150)	(1,600)

Investing activities
Additions to property, plant and equipment	(240)	(1,161)
Business acquisitions, net of cash acquired	-	(655)
Note receivable	(83)	-
Net cash used in investing activities	(323)	(1,816)

Financing activities
Increase in bank overdrafts	1,619	1,157
Increase in revolving credit facilities	734	2,555
Repayment of long-term debt	(413)	(541)
Net cash provided by financing activities	1,940	3,171

Decrease in cash and cash equivalents	(533)	(244)
Effect of foreign exchange on cash and cash equivalents	108	(27)

Cash and cash equivalents
Beginning of year	425	467
End of period	$-	$196

The accompanying notes are an integral part of these consolidated financial statements

-  4  -

1.Basis of Presentation

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

These unaudited consolidated financial statements should be read in conjunction with the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 14, 2014.

2.Summary of Significant Accounting Policies

The Company’s significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company’s accounting policies during the first quarter of 2014.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on our financial statements.

In March 2013, the FASB issued Update No. 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The amendments in this Update resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. For public entities, the amendments in this ASU are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013.  The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Update No. 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application is permitted.    The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

-  5  -

3.Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$5,733	$5,210
Work in process	3,342	2,635
Finished goods	4,507	5,125
Provision for excess and obsolete inventory	(189)	(327)
Total inventories	$13,393	$12,643

Included in raw materials and finished goods at March 31, 2014 and December 31, 2013 are goods in transit of approximately $0.2 million and $0.1 million, respectively.

4.Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the three months ended March 31, 2014, consisted of the following (in thousands):

		Intangible
	Goodwill	assets
Balance as of December 31, 2013	$7,998	$5,285
Amortization	-	(79)
Foreign currency translation	(48)	(44)
Balance as of March 31, 2014	$7,950	$5,162

The components of intangible assets as of March 31, 2014 are summarized below (in thousands):

	Intangible	Accumulated	Foreign currency	Net book
	assets	amortization	translation	value
Customer relationships	$2,962	$(937)	$(102)	$1,923
Non-compete agreements	465	(153)	(2)	310
Trademarks	2,049	-	(33)	2,016
Technology-related industry accreditations	950	-	(37)	913
Total intangible assets	$6,426	$(1,090)	$(174)	$5,162

5.Other Assets

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

-  6  -

Also included in Other Assets at March 31, 2014 are deferred financing costs of $0.3 million, value added taxes of $0.2 million and a customer note receivable of $0.1 million as compared to deferred financing costs of $0.3 million and value added taxes of $0.2 million at December 31, 2013.

6.Debt

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

The Canadian Facilities provide for up to $23.0 million Canadian dollars (“CAD”) (approximately $20.8 million expressed in U.S. dollars) consisting of a $10.0 million demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million term credit facility (“Facility C”) to finance acquisitions, capital expenditures or to provide funding to the Company’s U.S. operations, a $50,000 Corporate MasterCard credit facility (“Facility D”) and a $1.0 million foreign exchange settlement risk facility (“Facility E”).

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

On January 1, 2014, the three former subsidiaries of Pioneer Electrogroup Canada Inc., consisting of Pioneer Transformers Ltd., Bemag Transformer Inc. and Pioneer Wind Energy Systems Inc., were vertically amalgamated into Pioneer Electrogroup Canada Inc., which now continues as the sole borrower under the Canadian Facilities.

-  7  -

As of March 31, 2014, the Company had approximately $7.6 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of approximately $0 outstanding under Facility A, $1.0 million outstanding under Facility B and $6.6 million outstanding under Facility C.

United States Credit Facilities

The Company’s Jefferson Electric, Inc. subsidiary had a loan agreement with Johnson Bank that included a revolving credit facility with a borrowing base limit of $6.0 million and a term credit facility which was repaid in full during July 2012. In October 2012, the loan agreement was amended to reduce the interest rate under the revolving credit facility to a floating rate subject to a pricing grid, ranging from 2.25% to 3.50% above one month LIBOR, depending on Jefferson Electric, Inc.’s debt service coverage ratio. Borrowings under the Johnson Bank loan agreement were collateralized by substantially all the U.S. assets of Jefferson Electric, Inc., and an officer of the subsidiary was a guarantor. The Johnson Bank loan agreement, as amended, required Jefferson Electric, Inc. to comply with certain financial covenants, including a requirement to exceed a minimum target for tangible net worth and maintain a minimum debt service coverage ratio. The loan agreement also restricted Jefferson Electric, Inc.’s ability to pay dividends or make distributions, advances or other transfers of assets.

On June 28, 2013, the Company and its wholly-owned U.S. subsidiaries entered into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facilities”). The U.S. Facilities consist of a $10.0 million demand revolving credit facility that was used to pay off all amounts outstanding under the Johnson Bank loan agreement and is intended to be used to finance ongoing operations; and a $6.0 million term loan commitment that was available to be drawn by the Company for a period of six months, with principal repayments becoming due on a five year amortization schedule, that was to be used to finance certain permitted acquisitions by the Company and its subsidiaries.

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

Borrowings under the demand revolving credit facility bear interest, at the Company’s option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Borrowings under the term loan facility bore interest, at the Company’s option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. In addition, the term loan facility was subject to a standby fee from June 28, 2013 to December 28, 2013, which was calculated monthly, using the unused portion of the facility, at a rate of 0.625% per annum.

In connection with the U.S. Facilities, the Company and its U.S. subsidiaries and the bank entered into a security agreement, pursuant to which the Company granted a security interest in substantially all of its assets in the U.S., and including 65% of the shares of Pioneer Electrogroup Canada Inc. held by the Company, to secure the Company’s obligations under the U.S. Facilities.

As of March 31, 2014, the Company had approximately $1.6 million outstanding under the demand revolving credit facility and was in compliance with its financial covenant requirements.

-  8  -

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

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Term credit facilities	$7,611	$8,239
Nexus promissory note	777	824
Pico promissory note	250	250
Total debt and capital lease obligations	8,638	9,313
Less current portion	(2,114)	(2,108)
Total long-term debt	$6,524	$7,205

-  9  -

7.Shareholders’ Equity

The Company had common stock, $0.001 par value per share, outstanding of 7,172,255 shares as of March 31, 2014 and December 31, 2013, respectively. In September 2013, the Company completed a public offering and issued 1,265,000 shares of its common stock at a gross sales price of $7.00 per share, resulting in $7.9 million in net proceeds after deducting the underwriting discount and costs directly attributable to the offering. In connection with the public offering, the Company issued warrants to the underwriters to purchase 50,600 shares of common stock, exercisable at the public offering price, or $7.00 per share.

As of March 31, 2014, the Company had warrants outstanding to purchase 690,600 shares of common stock with a weighted average exercise price of $13.49 per share. The warrants expire on dates beginning on April 19, 2014 and ending on September 18, 2018. No warrants were exercised during the three months ended March 31, 2014.

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

8.Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of March  31, 2014, and changes during the three months ended March 31, 2014, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2013	261,400	$9.81	6.9	$471,300
Granted	105,000	10.21	9.9	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2014	366,400	$9.92	7.6	$471,300
Exercisable as of March 31, 2014	202,400	$11.10	6.2	$268,399

As of March 31, 2014, there were 333,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Expense for stock-based compensation recorded for the three months ended March 31, 2014 and 2013 was approximately $36,000 and $67,000, respectively. At March  31, 2014, the Company had total stock-based compensation expense remaining to be recognized in the statement of earnings of approximately $0.6 million.

-  10  -

9.Pension Plan

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees there are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Current service cost, net of employee contributions	$11	$17
Interest cost on accrued benefit obligation	32	32
Expected return on plan assets	(42)	(41)
Amortization of transitional obligation	3	3
Amortization of past service costs	2	2
Amortization of net actuarial gain	9	15
Total cost of benefit	$15	$28

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $27,000 and $28,000 of contributions to its defined benefit pension plan during the three months ended March 31, 2014 and 2013, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

10.Geographical Information

The Company has one material operating segment, being the manufacture and sale of electrical transmission and distribution equipment. Revenues are attributable to countries based on the location of the Company’s customers (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Canada	$10,574	$14,295
United States	10,319	7,399
Others	-	857
Total	$20,893	$22,551

-  11  -

11.Basic and Diluted Earnings Per Share

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

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net earnings	$590	$913

Denominator:
Weighted average basic shares outstanding	7,172	5,907
Effect of dilutive securities - equity based compensation plans	63	12
Net dilutive effect of warrants outstanding	14	-
Denominator for diluted earnings per common share	7,249	5,919

Net earnings per common share:
Basic	$0.08	$0.15
Diluted	$0.08	$0.15

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	223	118
Warrants	640	640

-  12  -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 14, 2014 and is available on the SEC’s website at www.sec.gov.

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

-  13  -

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should carefully review the risk factors and other cautionary statements in our other reports filed with the Securities and Exchange Commission for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

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

Foreign Currency Exchange Rates

Although we have elected to report our results in accordance with generally accepted accounting principles in the U.S. and in U.S. dollars, several of our business units are Canadian operations whose functional currency is the Canadian dollar.  As such, the financial position, results of operations, cash flows and equity of these operations are initially consolidated in Canadian dollars. Their assets and liabilities are then translated from Canadian dollars to U.S. dollars by applying the foreign currency exchange rate in effect at the balance sheet date, while the results of their operations and cash flows are translated to U.S. dollars by applying foreign currency exchanges rates in effect during the reporting period. The resulting translation adjustments are included in other comprehensive income or loss.

The financial position and operating results of our Canadian operations have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of U.S. dollars to one Canadian dollar for each period reported:

	2014			2013
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.9046	$0.9062	$0.9062	$0.9843	$0.9912	$0.9912

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

-  14  -

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue.  We have one material operating segment, being the manufacture and sale of electrical transmission and distribution equipment. The following table represents our revenues by major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,		%
	2014	2013	Change
Electrical transformers
Liquid-filled	$9,557	$11,870	-19.5%
Dry-type	9,603	10,670	-10.0%
	19,160	22,540	-15.0%
Circuit protection & control equipment	1,733	11	pos.
Total revenue	$20,893	$22,551	-7.4%

For the three months ended March 31, 2014, our consolidated revenue decreased to $20.9 million, down $1.7 million, or 7.4%, from $22.6 million during the three months ended March 31, 2013. The change in our revenue includes a $3.4 million decline in sales of electrical transformers during the 2014 quarter, or 15.0% on a year-over-year basis (or down approximately 10% in constant currency). Partially offsetting this decline in our revenue was $1.7 million of incremental sales from Pioneer Critical Power Inc. and Pioneer Custom Electrical Products Corp., or Pioneer CEP, the businesses which we acquired in 2013, up from $0.5 million of revenue during the prior quarter ended on December 31, 2013.

During the three months ended March 31, 2014, the decrease in our liquid-filled transformer sales was driven by foreign currency translation (-7%) together with, among other factors, the comparative effect of one large project that shipped during the three months ended March 31, 2013 to a user in the Canadian oil & gas sector. The decrease in our dry-type transformer sales resulted mostly from reduced demand in our short cycle, standard product sales channels (orders from brand label and Canadian wholesale distributor customers) and to a lesser extent was impacted by foreign currency translation (-2%). Offsetting these decreases, our dry-type transformer sales benefitted from increased shipments of custom-engineered, medium voltage units, together with an increase in OEM sales activity that was led by the addition of a large new customer in the data center sector.

Pioneer Critical Power Inc., which we acquired on March 6, 2013, accounted for the majority of our sales of circuit protection & control equipment during the 2014 quarter, which consisted mostly of two large projects – one for a wastewater treatment facility and the other at a U.S. military site. Pioneer CEP, which we established in August 2013 to serve electrical distributors in the U.S. Southwest with low voltage, manufactured-to-order equipment solutions, accounted for the remainder of our sales of circuit protection & control equipment during the quarter.

-  15  -

Gross Margin.  The following table represents our gross margin by major product category for the periods indicated (in thousands, except percentages)

	Three Months Ended
	March 31,		%
	2014	2013	Change
Cost of sales	$15,973	$17,470	-8.6%
Gross profit	$4,920	$5,081	-3.2%
Gross margin percentage:
Electrical transformers	23.0%	22.5%	0.5%
Circuit protection & control equipment	29.6%	-13.4%	43.0%
Consolidated	23.5%	22.5%	1.0%

For the three months ended March 31, 2014, our gross margin percentage was 23.5% of revenues, as compared to 22.5% during the three months ended March 31, 2013. Our gross margin percentage on sales of transformers increased by 0.5% during the three months ended March 31, 2014, driven by a sales mix that was more heavily-weighted towards engineered-to-order transformers. This margin improvement was achieved despite the overall decrease in our transformer sales volume (-15%) which occurred mostly in our least profitable, catalogue-type product categories. Although still a small contributor in terms of total gross profit dollars, sales of circuit protection and control equipment had the effect of increasing our consolidated gross margin percentage by 0.5% during the three months ended March 31, 2014. Our gross margin percentage in this product category reflects a blend between shipments for critical power applications, which generally produce margins significantly higher than our consolidated average, offset by sales of custom low-voltage equipment produced by our Pioneer CEP operation which is currently undergoing a major expansion in terms of sales, engineering and production staff.

Selling, General and Administrative Expense. For the three months ended March 31, 2014, our selling, general and administrative expense increased by approximately $0.5 million, or 12.7%, to $4.0 million, as compared to $3.5 million during the three months ended March 31, 2013. The increase in our selling, general and administrative expense during the 2014 quarter, as compared to the same quarter of 2013, was primarily due to an additional five months (combined) of operations for the two businesses we acquired in 2013, as well as to an increase in our corporate expenses, consisting primarily of higher personnel, information technology and public company costs. Selling, general and administrative expense in our transformer businesses was down 7.7% on a year-over-year basis. As a percentage of total revenue, our selling, general and administrative expense increased to 19.0% during the three months ended March 31, 2014, as compared to 15.6% during the three months ended March 31, 2013.

Foreign Exchange (Gain) Loss. During the three months ended March 31, 2014 and 2013, approximately 51% and 63%, respectively, of our consolidated operating revenues were denominated in Canadian dollars and most of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended March 31, 2014, we recorded a gain of $45,000 due to currency fluctuations, compared to a loss of approximately $61,000 during the three months ended March 31, 2013.

Interest Expense. For the three months ended March 31, 2014, interest expense was approximately $136,000, as compared to $185,000 during the three months ended March 31, 2013. The decrease in our interest expense was due to lower average borrowings outstanding, at lower marginal interest rates, under our credit facilities so far during 2014, as compared to 2013.

Other Expense (Income). For the three months ended March 31, 2014, other non-operating expense was approximately $2,000, as compared to $93,000 during the three months ended March 31, 2013. The 2013 other expense resulted from professional fees and costs incurred in connection with an acquisition.

Provision for Income Taxes. For the three months ended March 31, 2014, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 31.2%, as compared to 25.2% during the three months

-  16  -

ended March 31, 2013.  The increase in our effective income tax rate reflects several factors, but was driven primarily by the fact that our Canadian operations are subject to lower corporate tax rates relative to our U.S. operations, and that our Canadian operations represented a lower percentage of our consolidated taxable income during the first quarter of 2014, as compared to the same quarter of 2013.

Net Earnings. We generated net earnings of $0.6 million for the three months ended March 31, 2014, as compared to $0.9 million during the three months ended March 31, 2013. Net earnings per basic and diluted share for the three months ended March 31, 2014 were $0.08, as compared to $0.15 for the three months ended March 31, 2013. The decrease in net earnings was driven mostly by lower long cycle project shipment volume, which can vary widely from quarter-to-quarter, the effect of foreign currency translation, and higher operating expenses which arose from recent acquisitions and investments made to support our future growth. On a per share basis, our net earnings were diluted by our public offering of common stock in September 2013. During the three months ended March 31, 2014 we had approximately 1.3 million additional weighted average diluted shares outstanding, or an increase of 22%, as compared to the same quarter of 2013.

Backlog. Our order backlog at March 31, 2014 was $25.4 million, as compared to $24.4 million at December 31, 2013 and $24.0 million at March 31, 2013. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during the next six months. New orders placed during the three months ended March 31, 2014 totaled $23.1 million, an increase of approximately 2.6%  (or up 8.1% in constant currency) as compared to new orders of $22.5 million that were placed during the three months ended March 31, 2013.

Liquidity and Capital Resources

General. At March 31, 2014, we had no cash and cash equivalents and had total debt of $10.3 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided by (Used in) Operating Activities. Cash used by our operating activities was approximately $2.2 million during the three months ended March 31, 2014, compared to cash used in our operating activities of $1.6 million during the three months ended March 31, 2013. The principal elements of cash provided by operating activities during the three months ended March 31, 2014 were $0.6 million of net earnings and $0.4 million of non-cash expenses consisting of depreciation, amortization and stock-based compensation. These sources of cash during the period were offset by $2.7 million of cash used for working capital and $0.5 million related to deferred taxes, pension costs and unrealized gains related to currency translation included in our net earnings.

Cash Provided by (Used in) Investing Activities. Cash used in investing activities during the three months ended March 31, 2014 was approximately $0.3 million, as compared to $1.8 million during the three months ended March 31, 2013. During the three months ended March 31, 2014, additions to our property, plant and equipment increased to $0.2 million, up from $0.1 million (excluding the building expansion described below) during the three months ended March 31, 2013, primarily as a result of growth investments in our engineered-to-order manufacturing capacity and information technology systems. In addition, during the three months ended March 31, 2014, we provided $83,000 of financial assistance to one of our transformer customers in the form of a secured note receivable. Our uses of cash in investing activities during the three months ended March 31, 2013 included $1.0 million for the expansion of our Canadian dry-type transformer manufacturing facility, and approximately $0.7 million of cash to finance an acquisition.

-  17  -

Cash Provided by (Used in) Financing Activities. Cash provided by our financing activities was approximately $1.9 million during three months ended March 31, 2014, as compared to cash provided of $3.2 million during the three months ended March 31, 2013. During the three months ended March 31, 2014,  our cash provided by financing activities included approximately $2.4 million of increased bank overdrafts and borrowings outstanding under our revolving credit facilities, offset by principal payments of $0.4 million on our long-term debt. During the three months ended March 31, 2013, bank overdrafts and borrowings under our revolving credit facilities provided cash of $3.7 million and we made scheduled principal repayments on our long-term debt of $0.5 million.

Working Capital. As of March 31, 2014, we had net working capital of $13.5 million, compared to net working capital of $13.8 million, including $0.4 million of cash and equivalents at December 31, 2013. Our current assets were approximately 1.8 times our current liabilities at March 31, 2014,  as compared to 2.1 times as at December 31, 2013. At March 31, 2014 and December 31, 2013, we had $10.2 million and $8.7 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

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

Our Canadian Facilities, as amended, provide for up to $23.0 million Canadian dollars (“CAD”) (approximately $20.8 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion, a $10.0 million CAD term credit facility (“Facility C”) that financed a business acquisition and the purchase and expansion of its manufacturing facilities, a $50,000 CAD Corporate MasterCard credit facility and a $1.0 million CAD foreign exchange settlement risk facility.

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

-  18  -

As of March 31, 2014, we had approximately $7.6 million in U.S. dollar equivalents outstanding under our Canadian Facilities and we were in compliance with our financial covenant requirements. Our borrowings consisted of $0 outstanding under Facility A, $1.0 million outstanding under Facility B and $6.6 million outstanding under Facility C.

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

On June 28, 2013, in connection with entering into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facilities”), we repaid all amounts outstanding under the Johnson Bank facility. The U.S. Facilities, as amended, consist of a $10.0 million demand revolving credit facility that was used to repay Johnson Bank and will be used to finance ongoing operations; and a now expired $6.0 million term loan facility that was to be used to finance certain permitted acquisitions by us and our subsidiaries.

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

Borrowings under the demand revolving credit facility bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Borrowings under the term loan facility bore interest, at our option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. In addition, the term loan facility was subject to a standby fee from June 28, 2013 to December 28, 2013, which was calculated monthly, using the unused portion of the facility, at a rate of 0.625% per annum.

Our obligations under the U.S. Facilities are guaranteed by all our wholly-owned U.S. subsidiaries. In addition, we and our wholly-owned U.S. subsidiaries granted a security interest in substantially all of our assets, including 65% of the shares of Pioneer Electrogroup Canada Inc. held by us, to secure our obligations for borrowed money under the U.S. Facilities.

As of March 31, 2014, we had $1.6 million outstanding under the demand revolving credit facility and we were in compliance with its financial covenant requirements.

Nexus Promissory Note. On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. As of March 31, 2014,  there was approximately $0.8 million outstanding.

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

-  19  -

Capital Expenditures

In June 2012, we completed the acquisition of the land and building comprising our dry-type transformer facility in Canada at a cost of approximately $1.1 million. Between 2012 and 2013 we completed construction to expand the location’s manufacturing floor space by approximately 16,000 square feet. Including the cost of new machinery and equipment, the capital budget for the entire expansion project was approximately $1.9 million, all of which was disbursed before the end of 2013. We have no major future capital projects planned, or significant replacement spending anticipated during 2014.

-  20  -

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31,  31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

-  21  -

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.
Date: May 15, 2014	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: May 15, 2014	/s/ Andrew Minkow
Andrew Minkow Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer duly authorized to sign on behalf of Registrant)

-  22  -

EXHIBIT INDEX

Exhibit No.	Description
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
101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

-  23  -