Form 10-Q
period 2014-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2014-08-07
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of August 7, 2014 was 7,172,255.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1A. Risk Factors	19
Item 6. Exhibits	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$21,064	$21,995	$41,957	$44,546
Cost of goods sold	16,876	16,415	32,848	33,885
Gross profit	4,188	5,580	9,109	10,661
Operating expenses
Selling, general and administrative	3,509	3,531	7,478	7,052
Foreign exchange (gain) loss	108	(14)	63	47
Total operating expenses	3,617	3,517	7,541	7,099
Operating income	571	2,063	1,568	3,562
Interest expense	129	183	266	368
Other expense	-	74	2	167
Earnings before income taxes	442	1,806	1,300	3,027
Provision for income taxes	140	544	408	852
Net earnings	$302	$1,262	$892	$2,175

Earnings per common share:
Basic	$0.04	$0.21	$0.12	$0.37
Diluted	$0.04	$0.21	$0.12	$0.37

Weighted average common shares outstanding:
Basic	7,172	5,907	7,172	5,907
Diluted	7,237	5,924	7,244	5,922

The accompanying notes are an integral part of these consolidated financial statements

-  1  -

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings	$302	$1,262	$892	$2,175
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	657	(350)	(19)	(484)
Amortization of net prior service costs and net actuarial losses	10	(22)	73	30
Other comprehensive income (loss)	667	(372)	54	(454)
Comprehensive income	$969	$890	$946	$1,721

The accompanying notes are an integral part of these consolidated financial statements

-  2  -

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$58	$425
Accounts receivable, net	11,485	9,739
Inventories, net	14,983	12,643
Income taxes receivable	64	65
Deferred income taxes	2,581	1,982
Prepaid expenses and other current assets	1,375	1,291
Total current assets	30,546	26,145
Property, plant and equipment, net	12,020	12,213
Noncurrent deferred income taxes	1,062	1,091
Other assets	1,116	1,129
Intangible assets, net	5,122	5,285
Goodwill	7,994	7,998
Total assets	$57,860	$53,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank overdrafts	$866	$-
Revolving credit facilities	1,436	795
Accounts payable and accrued liabilities	11,308	8,370
Current maturities of long-term debt	1,971	2,108
Income taxes payable	875	1,072
Total current liabilities	16,456	12,345
Long-term debt, net of current maturities	6,209	7,205
Pension deficit	65	213
Noncurrent deferred income taxes	3,302	3,306
Total liabilities	26,032	23,069
Shareholders’ Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 7,172,255 shares issued and outstanding	7	7
Additional paid-in capital	16,254	16,164
Accumulated other comprehensive loss	(1,375)	(1,429)
Retained earnings	16,942	16,050
Total shareholders’ equity	31,828	30,792
Total liabilities and shareholders’ equity	$57,860	$53,861

The accompanying notes are an integral part of these consolidated financial statements

-  3  -

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net earnings	$892	$2,175
Depreciation	666	579
Amortization of intangibles	159	142
Deferred tax expense	(573)	(249)
Accrued pension	(144)	(65)
Stock-based compensation	100	119
Foreign currency remeasurement gain	31	-
Changes in current operating assets and liabilities:
Accounts receivable	(1,764)	618
Inventories	(2,326)	622
Prepaid expenses and other assets	(40)	(654)
Income taxes	(184)	(343)
Accounts payable and accrued liabilities	2,923	(1,715)
Net cash (used in) provided by operating activities	(260)	1,229

Investing activities
Additions to property, plant and equipment	(505)	(1,731)
Business acquisitions, net of cash acquired	-	(655)
Note receivable	(34)	-
Net cash used in investing activities	(539)	(2,386)

Financing activities
Increase in bank overdrafts	729	1,112
Increase in revolving credit facilities	661	1,329
Repayment of long-term debt	(1,090)	(938)
Other, net	(10)	-
Net cash provided by financing activities	290	1,503

Increase (decrease) in cash and cash equivalents	(509)	346
Effect of foreign exchange on cash and cash equivalents	142	9

Cash and cash equivalents
Beginning of year	425	467
End of period	$58	$822

The accompanying notes are an integral part of these consolidated financial statements

-  4  -

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

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

2.Summary of Significant Accounting Policies

The Company’s significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company’s accounting policies during the second quarter of 2014.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on our financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in United States (“U.S. GAAP”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

-  5  -

3.Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$6,464	$5,210
Work in process	4,314	2,635
Finished goods	4,472	5,125
Provision for excess and obsolete inventory	(267)	(327)
Total inventories	$14,983	$12,643

Included in raw materials and finished goods at June 30, 2014 and December 31, 2013 are goods in transit of approximately $0.1 million and $0.1 million.

4.Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the six months ended June  30, 2014, consisted of the following (in thousands):

		Intangible
	Goodwill	assets
Balance as of December 31, 2013	$7,998	$5,285
Amortization	-	(159)
Foreign currency translation	(4)	(4)
Balance as of June 30, 2014	$7,994	$5,122

The components of intangible assets as of June 30, 2014 are summarized below (in thousands):

	Intangible	Accumulated	Foreign currency	Net book
	assets	amortization	translation	value
Customer relationships	$2,962	$(1,001)	$(80)	$1,881
Non-compete agreements	465	(169)	(1)	295
Trademarks	2,049	-	(25)	2,024
Technology-related industry accreditations	950	-	(28)	922
Total intangible assets	$6,426	$(1,170)	$(134)	$5,122

5.Other Assets

In December 2011 and January 2012, the Company made two loans, each in the amount of $300,000,  to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers.

Also included in Other Assets at June 30, 2014 are deferred financing costs of $0.3 million, value added taxes of $0.1 million and a customer note receivable of $0.1 million as compared to deferred financing costs of $0.3 million and value added taxes of $0.2 million at December 31, 2013.

-  6  -

6.Debt

Canadian Credit Facilities

In June 2013, the Company’s Canadian subsidiary, Pioneer Electrogroup Canada Inc., entered into an amended and restated letter loan agreement with Bank of Montreal (the “Canadian Facilities”) that replaced and superseded all of the Company’s prior financing arrangements with the bank.

The Canadian Facilities provide for up to $22.0 million Canadian dollars (“CAD”) (approximately $20.6 million expressed in U.S. dollars) in revolving and term debt. The Canadian facilities consist of a $10.0 million demand revolving credit facility (“Facility A”), a $2.0 million term credit facility (“Facility B”) and a $10.0 million term credit facility (“Facility C”).

Borrowings on Facility A are subject to margin criteria and are available in either U.S. or Canadian dollars. Pricing for U.S. Base Rate and Canadian Rate loans is the U.S. Base Rate or Canadian Rate plus 0.50%. Borrowings of U.S. dollar LIBOR-based loans are priced at LIBOR plus 2.00%. Borrowings under Facility B bear interest at the Canadian Rate plus 1.00%. Under Facility C, interest rates for borrowings in U.S. dollars are based on either LIBOR (plus 2.00% to 2.25%) or the U.S. Base Rate (plus 1.00% to 1.25%), depending on our leverage ratio. Facility C borrowings in Canadian dollars are priced at the Canadian Rate plus 1.00% to 1.25%, depending on our leverage ratio.

The Canadian Facilities are guaranteed by the Company and are secured by a first-ranking lien in the amount of $30 million CAD on all of the present and future movable and immovable property of the Company’s Canadian subsidiaries. The Canadian Facilities require the Company’s Canadian operations to comply on a consolidated basis with various financial covenants, including maintaining a minimum fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and a limitation on funded debt to capitalization.

As of June 30, 2014, the Company had approximately $7.5 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of approximately $0 outstanding under Facility A, $1.0 million outstanding under Facility B and $6.5 million outstanding under Facility C.

United States Credit Facility

On June 28, 2013, the Company and its wholly-owned U.S. subsidiaries entered into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facility”) consisting of a $10.0 million demand revolving credit facility.

The U.S. Facility, as amended, requires the Company to comply with a two-step test of financial covenants. First, if the Company’s funded debt to adjusted EBITDA ratio is less than or equal to 2.75x and its fixed charge coverage ratio is at or above 1.25x, then no further compliance tests are required. Alternatively, the Company may comply with the financial covenant requirements of the U.S. Facility if its U.S. operations comply with various financial covenants, including maintaining a maximum funded debt to capitalization ratio, and certain minimum fixed charge coverage ratios and maximum funded debt to adjusted EBITDA ratios which vary by measurement period through December 2014.

Borrowings under the U.S. Facility bear interest, at the Company’s option, at the bank’s prime rate plus 1.00% per annum on prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans.

In connection with the U.S. Facility, the Company and its U.S. subsidiaries and the bank entered into a security agreement, pursuant to which the Company granted a security interest in substantially all of its assets in the U.S., and including 65% of the shares of Pioneer Electrogroup Canada Inc. held by the Company, to secure the Company’s obligations under the U.S. Facility.

As of June 30, 2014, the Company had approximately $1.4 million outstanding under the U.S. Facility and was in compliance with its financial covenant requirements.

Nexus Promissory Note

On July 25, 2012, the Company’s Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a $1.65 million term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). The term loan is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. The obligations of Nexus under the term loan are secured by certain machinery and equipment located in Mexico and by a corporate guaranty by the Company.

-  7  -

Pico Promissory Note

In August 2013, in connection with the acquisition of certain assets from Pico Electrical Equipment, Inc. and Pico Metal Products, Inc., the Company’s Pioneer Custom Electrical Products Inc. subsidiary issued a $455,000 non-interest bearing promissory note to the sellers of the assets. As of June 30, 2014, the principal amount of the promissory note had been repaid in full.

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Term credit facilities	$7,465	$8,239
Nexus promissory note	715	824
Pico promissory note	-	250
Total debt	8,180	9,313
Less current portion	(1,971)	(2,108)
Total long-term debt	$6,209	$7,205

7.Shareholders’ Equity

The Company had 7,172,255 shares of common stock, $0.001 par value per share, outstanding of as of June  30, 2014 and December 31, 2013, respectively. In September 2013, the Company completed a public offering and issued 1,265,000 shares of its common stock at a gross sales price of $7.00 per share, resulting in $7.9 million in net proceeds after deducting the underwriting discount and costs directly attributable to the offering. In connection with the public offering, the Company issued warrants to the underwriters to purchase 50,600 shares of common stock, exercisable at the public offering price, or $7.00 per share.

As of June 30, 2014, the Company had warrants outstanding to purchase 680,600 shares of common stock with a weighted average exercise price of $13.45 per share. The warrants expire on dates beginning on December 2, 2014 and ending on September 18, 2018. No warrants were exercised during the three and six months ended June 30, 2014.

8.Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of June 30, 2014, and changes during the six months ended June 30, 2014, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2013	261,400	$9.81	6.4	$418,160
Granted	105,000	10.21	9.7	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2014	366,400	$9.92	7.4	$418,160
Exercisable as of June 30, 2014	204,066	$11.07	6.0	$240,712

As of June 30, 2014, there were 333,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Expense for stock-based compensation recorded for the six months ended June 30, 2014 and 2013 was approximately $100,000 and $119,000, respectively. At June 30, 2014, the Company had total stock-based compensation expense remaining to be recognized in the statement of earnings of approximately $0.5 million.

-  8  -

9.Pension Plan

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees there are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Current service cost, net of employee contributions	$9	$13	$20	$31
Interest cost on accrued benefit obligation	32	32	64	63
Expected return on plan assets	(44)	(42)	(86)	(83)
Amortization of transitional obligation	3	3	6	7
Amortization of past service costs	2	2	4	4
Amortization of net actuarial gain	8	14	17	29
Total cost of benefit	$10	$22	$25	$51

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $68,000 and $74,000 of contributions to its defined benefit pension plan during the six months ended June 30, 2014 and 2013, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

10.Geographical Information

 The Company has one material operating segment, being the manufacture and sale of electrical transmission and distribution equipment. Revenues are attributable to countries based on the location of the Company’s customers (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Canada	$11,968	$12,336	$22,542	$26,632
United States	9,088	8,841	19,407	16,239
Others	8	818	8	1,675
Total	$21,064	$21,995	$41,957	$44,546

-  9  -

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net earnings	$302	$1,262	$892	$2,175

Denominator:
Weighted average basic shares outstanding	7,172	5,907	7,172	5,907
Effect of dilutive securities - equity based compensation plans	54	17	60	15
Net dilutive effect of warrants outstanding	11	-	12	-
Denominator for diluted earnings per common share	7,237	5,924	7,244	5,922

Net earnings per common share:
Basic	$0.04	$0.21	$0.12	$0.37
Diluted	$0.04	$0.21	$0.12	$0.37

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	223	118	223	118
Warrants	630	640	630	640

-  10  -

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

•	Our chairman controls a majority of our combined voting power, and may have, or may develop in the future, interests that may diverge from yours.
•	Future sales of large blocks of our common stock may adversely impact our stock price.
•	The liquidity and trading volume of our common stock.

-  11  -

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should carefully review the risk factors and other cautionary statements in our other reports filed with the SEC for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

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

Foreign Currency Exchange Rates

Although we have elected to report our results in accordance with U.S. GAAP and in U.S. dollars, several of our business units are Canadian operations whose functional currency is the Canadian dollar.  As such, the financial position, results of operations, cash flows and equity of these operations are initially consolidated in Canadian dollars. Their assets and liabilities are then translated from Canadian dollars to U.S. dollars by applying the foreign currency exchange rate in effect at the balance sheet date, while the results of their operations and cash flows are translated to U.S. dollars by applying foreign currency exchanges rates in effect during the reporting period. The resulting translation adjustments are included in other comprehensive income or loss.

The financial position and operating results of our Canadian operations have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of U.S. dollars to one Canadian dollar for each period reported:

	2014			2013
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.9046	$0.9062	$0.9062	$0.9843	$0.9912	$0.9912
June 30	$0.9372	$0.9170	$0.9116	$0.9508	$0.9771	$0.9842

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

-  12  -

Results of Operations

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Revenue. We have one material operating segment, being the manufacture and sale of electrical transmission and distribution equipment. The following table represents our revenues by major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Electrical transformers
Liquid-filled	$9,450	$10,733	(12.0)	$19,007	$22,723	(16.4)
Dry-type	10,220	10,761	(5.0)	19,824	21,311	(7.0)
	19,670	21,494	(8.5)	38,831	44,034	(11.8)
Circuit protection & control equipment	1,394	501	178.4	3,126	512	510.6
Total revenue	$21,064	$21,995	(4.2)	$41,957	$44,546	(5.8)

For the three months ended June 30, 2014, our consolidated revenue was $21.1 million, down $0.9 million, or 4.2%, from $22.0 million during the three months ended June 30, 2013. The change in our revenue includes a $1.8 million decline in sales of electrical transformers during the 2014 quarter, or down 8.5% (6% in constant currency) on a year-over-year basis. Lower revenue from transformers was partially offset by a $0.9 million increase in switchgear-related equipment revenue by our Critical Power and Pioneer CEP business units, up 178% from $0.5 million of revenue during the three months ended June 30, 2013.

For the six months ended June 30, 2014, our consolidated revenue was $42.0 million, down $2.5 million, or 5.8%, from $44.5 million during the six months ended June 30, 2013. Lower transformer sales drove the overall change in our revenue, which were down $5.2 million during the first half of 2014, or 11.8% (8% in constant currency) as compared to the first half of 2013. This decline was partially offset by sales of circuit protection and control equipment (or CPC), which increased by more than sixfold, to $3.1 million, up from $0.5 million during the six months ended June 30, 2013.

During the first half of 2014, the effect of foreign currency translation accounted for nearly half (-7.5%) of the decrease in our liquid-filled transformer sales. We attribute the remainder of the decline to lower Canadian utility customer spend (partially offset by higher spend from U.S. utility customers) and there being fewer large, long lead time projects scheduled for shipment during the first half of 2014 as compared to the prior year. The decrease in our dry-type transformer sales resulted mostly in our standard product sales channels (brand label and U.S. and Canadian electrical distributors) and to a lesser extent by lower shipments of custom-engineered, medium voltage units. Offsetting these decreases, during the first six months of 2014, our dry-type transformer sales benefitted from increased shipments of custom-magnetics for OEM customers, particularly in the U.S.

Critical Power accounted for almost half of our sales of circuit protection & control equipment during the six months ended June 30, 2014, consisting mostly of three large projects – one for a wastewater treatment facility and two U.S. government sites. As of June 30, 2014, our Critical Power order backlog exceeded $3.0 million and was dominated by data center projects. Pioneer CEP, which we established in August 2013 to serve electrical distributors with quick-turn, low voltage, manufactured-to-order equipment solutions, doubled its sales on a sequential quarter basis and accounted for the remainder of our revenue from  circuit protection & control equipment during the six months ended June 30, 2014.

-  13  -

Gross Margin.  The following table represents our gross margin by major product category for the periods indicated (in thousands, except percentages)

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Cost of sales	$16,876	$16,415	2.8	$32,848	$33,885	(3.1)
Gross profit	$4,188	$5,580	(24.9)	$9,109	$10,661	(14.6)
Gross margin percentage:
Electrical transformers	20.6%	25.1%	(4.5)	21.8%	23.7%	(1.9)
Circuit protection & control equipment	9.3%	36.0%	(26.7)	20.5%	35.5%	(15.0)
Consolidated	19.9%	25.4%	(5.5)	21.7%	23.9%	(2.2)

For the three months ended June 30, 2014, our gross margin percentage was 19.9% of revenues, as compared to 25.4% during the three months ended June 30, 2013. Our gross margin percentage on sales of transformers decreased by 4.5% during the three months ended June 30, 2014, driven mostly by lower sales and a  less favorable sales mix as compared to the three months ended June 30, 2013, particularly in our liquid-filled product categories. During the three months ended June 30, 2014, the change in our gross margin percentage on sales of CPC equipment reflects several factors, including the timing of acquisitions and the timing of large customer orders which affects our ability to absorb manufacturing overhead.  Critical Power, generally our highest gross profit margin business, accounted for all $0.5 million of CPC equipment sales during the June 2013 quarter, but only 15%, or $0.2 million, of CPC equipment sales during the quarter ended June 2014. As a result, Critical Power’s gross margin percentage decreased due to its lower sales volume. The remaining 85% of our CPC equipment sales during the three months ended June 30, 2014 were by Pioneer CEP, a business whose products earn an inherently lower gross margin percentage than Critical Power solutions. In addition, as evidenced by its sales growth, Pioneer CEP is undergoing a major expansion and is not yet operating at targeted long-term gross profit margin levels.

For the six months ended June 30, 2014, our gross margin percentage was  21.7% of revenues, compared to 23.9% during the six months ended June 30, 2013. The 2.2%  decrease in our gross margin was due to several of the factors described above, offset by the fact that both our transformer and CPC equipment gross margin percentages were higher during the first quarter of 2014, as compared to the same quarter last year, as a result of a shift in mix towards our more profitable product categories. We generally achieve higher gross margins from sales of our engineered-to-order products (principally liquid-filled transformers and systems for critical power applications) than we do from the sale of our dry-type transformers, a large portion of which consists of catalogue designs sold on a wholesale basis through our distribution network. For the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, liquid-filled transformers represented 45.3% of our consolidated revenue (down from 51.0%), dry-type transformers represented 47.2% (down from 47.8%) and circuit protection and control equipment represented 7.5% (up from 1.1%).

Selling, General and Administrative Expense. For the three months ended June 30, 2014, our selling, general and administrative expense decreased slightly, or by 0.6%, to $3.5 million as compared to the three months ended June 30, 2013. The change in our selling, general and administrative expense during the 2014 quarter, as compared to the same quarter of 2013, reflects the combination of higher expense due to acquisitions and at the corporate level, offset by lower overall operating expense in our transformer businesses. As a percentage of total revenue, our selling, general and administrative expense increased to 16.7% during the three months ended June 30, 2014, as compared to 16.1% during the three months ended June 30, 2013.

For the six months ended June 30, 2014, our selling, general and administrative expense increased by approximately $0.4 million, or 6.0%, to $7.5 million, as compared to $7.1 million during the six months ended June 30, 2013. The increase was driven primarily by $1.0 million of incremental expense due to an additional eight months of operations for the two businesses we acquired during the six months ended June 30, 2013, as well as to a $0.2 million net increase in our corporate expenses primarily related to the expansion of our corporate selling group. Offsetting these increases, selling, general and administrative expense in our transformer businesses was down $0.8 million, or 14.8%, primarily as a result of lower variable selling expense. As a percentage of total revenue, our selling, general and administrative expense increased to 17.8% during the six months ended June 30, 2014, as compared to 15.8% during the six months ended June 30, 2013.

Foreign Exchange (Gain) Loss. During the three and six months ended June 30, 2014, approximately 58% of our consolidated operating revenues were denominated in Canadian dollars and most of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we

-  14  -

initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended June 30, 2014, we recorded a loss of approximately $108,000 due to currency fluctuations, compared to a gain of approximately $14,000 during the three months ended June 30, 2013. For the six months ended June 30, 2014, we recorded a loss of approximately $63,000, compared to a loss of approximately $47,000 during the six months ended June 30, 2013.

Interest Expense. For the three and six months ended June 30, 2014, interest expense was approximately $129,000 and $266,000, respectively, as compared to $183,000 and $368,000 during the three and six months ended June 30, 2013. The decrease in our interest expense was due to lower average borrowings outstanding, at lower marginal interest rates, under our credit facilities so far during 2014, as compared to 2013.

Other Expense (Income). For the three and six months ended June 30, 2014, other non-operating expense was $0 and $2,000, as compared to $74,000 and $167,000 during the three and six months ended June 30, 2013. The 2013 other expense resulted from professional fees and costs incurred in connection with an acquisition.

Provision for Income Taxes. For the three and six months ended June 30, 2014, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 31.7% and 31.4%, respectively, as compared to 30.1% and 28.1% during the three and six months ended June 30, 2013.  The increase in our effective income tax rate reflects several factors, but was driven primarily by the fact that our Canadian operations are subject to a  lower corporate tax rate relative to our U.S. operations, and that our Canadian operations represented a lower share of our consolidated taxable income during the first half of 2014, as compared to last year.

Net Earnings. We generated net earnings of $0.3 million and $0.9 million for the three and six months ended June 30, 2014, as compared to $1.3 million and $2.2 million during the three and six months ended June 30, 2013. Net earnings per basic and diluted share for the three and six months ended June 30, 2014 were $0.04 and $0.12, as compared to $0.21 and $0.37 for the three and six months ended June 30, 2013. The decrease in our net earnings was driven mostly by a lower profit contribution from our Canada-based transformer businesses, which can vary widely from quarter-to-quarter based on the timing of long cycle project volume, the effect of foreign currency translation, and operating losses stemming from our most recent acquisition which are running higher than expected. On a per share basis, our net earnings were diluted by our public offering of common stock in September 2013. During the three and six months ended June 30, 2014 we had approximately 1.3 million additional weighted average diluted shares outstanding, or an increase of 22%, as compared to the periods of 2013.

Backlog. Our order backlog at June 30, 2014 was $32.4 million, up $8.0 million, or 33%, as compared to $24.4 million at December 31, 2013 and $24.4 million at June 30, 2013. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during the next six months. New orders placed during the three and six months ended June 30, 2014 totaled $28.2 million and $51.3 million, respectively, representing increases of approximately 21% and 12% as compared to new orders of $23.3 million and $45.8 million that were placed during the three and six months ended June 30, 2013.

Liquidity and Capital Resources

General. At June 30, 2014, we had approximately $0.1 million of cash and cash equivalents and had total debt of $9.6 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided by (Used in) Operating Activities. Cash used by our operating activities was approximately $0.3 million during the six months ended June 30, 2014, compared to cash provided by our operating activities of $1.2 million during the six months ended June 30, 2013. The principal elements of cash used by operating activities during the six months ended June 30, 2014 were $0.9 million of net earnings and $0.9 million of non-cash expenses consisting of depreciation, amortization and stock-based compensation. These sources of cash during the period were offset by $1.4 million of cash used for working capital purposes and $0.7 million related to deferred taxes, pension costs and unrealized losses related to currency translation included in our net earnings.

Cash Provided by (Used in) Investing Activities. Cash used in investing activities during the six months ended June 30, 2014 was approximately $0.5 million, as compared to $2.4 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, additions to our property, plant and equipment decreased to $0.5 million, down from $1.7 million during the six months ended June 30, 2013 when we expanded one of our manufacturing facilities. In addition, during the six months ended June 30, 2014, we

-  15  -

provided approximately $34,000 of financial assistance to one of our transformer customers in the form of a secured note receivable. Our uses of cash in investing activities during the six months ended June 30, 2013 also included $0.7 million to finance an acquisition.

Cash Provided by (Used in) Financing Activities. Cash provided by our financing activities was approximately $0.3 million during six months ended June 30, 2014, as compared to cash provided of $1.5 million during the six months ended June 30, 2013. During the six months ended June 30, 2014, our cash provided by financing activities included approximately $1.4 million of increased bank overdrafts and borrowings outstanding under our revolving credit facilities, offset by principal payments of $1.1 million on our long-term debt. During the six months ended June 30, 2013, bank overdrafts and borrowings under our revolving credit facilities provided cash of $2.4 million and we made scheduled principal repayments on our long-term debt of $0.9 million.

Working Capital. As of June 30, 2014, we had net working capital of $14.1 million, compared to net working capital of $13.8 million, including $0.4 million of cash and equivalents at December 31, 2013. Our current assets were approximately 1.9 times our current liabilities at June 30, 2014, as compared to 2.1 times as at December 31, 2013. At June 30, 2014 and December 31, 2013, we had $10.2 million and $8.7 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Credit Facilities and Long-Term Debt

Canadian Credit Facilities.  Our Canadian subsidiaries have maintained credit facilities with Bank of Montreal since October 2009. In June 2013, our Canadian subsidiary entered into an amended and restated letter loan agreement (the “Canadian Facilities”) that replaced and superseded all our prior financing arrangements with the bank.

Our Canadian Facilities provide for up to $22.0 million Canadian dollars (“CAD”) ($20.6 million expressed in U.S. dollars) in revolving and term debt. The Canadian Facilities consist of a $10.0 million CAD demand revolving credit facility (“Facility A”), a $2.0 million CAD term credit facility (“Facility B”) and a $10.0 million CAD term credit facility (“Facility C”).

All obligations under the Canadian Facilities are guaranteed by us and are secured by a first-ranking lien in the amount of $30 million CAD on all of the present and future movable and immovable property of our Canadian subsidiaries.

As of June 30, 2014, we had approximately $7.5 million in U.S. dollar equivalents outstanding under our Canadian Facilities and we were in compliance with our financial covenant requirements. Our borrowings consisted of $0 outstanding under Facility A, $1.0 million outstanding under Facility B and $6.5 million outstanding under Facility C.

United States Credit Facility.  In June 2013, we entered into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facility”), consisting of a $10.0 million demand revolving credit facility that replaced the facility we maintained with another bank.

Borrowings under the U.S. Facility bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans.

Our obligations under the U.S. Facility are guaranteed by all our wholly-owned U.S. subsidiaries. In addition, we and our wholly-owned U.S. subsidiaries granted a security interest in substantially all of our assets, including 65% of the shares of Pioneer Electrogroup Canada Inc. held by us, to secure our obligations under the U.S. Facility.

As of June 30, 2014, we had $1.4 million outstanding under the U.S. Facility and we were in compliance with its financial covenant requirements.

Nexus Promissory Note. In July 2012, our Mexican subsidiary entered into a $1.7 million term loan agreement with GE Capital Mexico. The term loan is guaranteed by us and is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. As of June 30, 2014,  there was approximately $0.7 million outstanding.

Pico Promissory Note. In  August, 2013, in connection with the acquisition of certain assets from Pico Electrical Equipment, Inc. and Pico Metal Products, Inc., we issued a $455,000 non-interest bearing promissory note to the sellers of the assets. As of June 2014, the principal amount of the promissory note had been repaid in full.

-  16  -

Capital Expenditures

Between 2012 and 2013 we completed construction to expand and equip approximately 16,000 square feet of additional manufacturing floor space at our dry-type transformer facility in Canada. This project accounted for most of our additions to property, plant and equipment during the six months ended June 30, 2013. We have no major future capital projects planned, or significant replacement spending anticipated during 2014.

-  17  -

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June  30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

-  18  -

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

PIONEER POWER SOLUTIONS, INC.
Date: August 7, 2014	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: August 7, 2014	/s/ Andrew Minkow
Andrew Minkow Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer duly authorized to sign on behalf of Registrant)

-  19  -

EXHIBIT INDEX

Exhibit No.	Description
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

10.1*+	Collective Labor Agreement, dated March 27, 2014, by and between Bemag Transformer Inc. and Syndicat Québécois des Employées et Employés de Service, Section Locale 298 (FTQ).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

+  Confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC.

-  20  -