Form 10-Q/A
period 2014-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2014-10-31
CIK 1449792

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

Explanatory Note

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the quarterly report on Form 10-Q of Pioneer Power Solutions, Inc. (the “Company”) for the period ended June 30, 2014, as filed with the Securities and Exchange Commission on August 7, 2014 (the “Original Quarterly Report”), to file a revised Exhibit 10.1, in order to disclose certain information for which confidential treatment had been initially requested. Exhibit 10.1 hereto supersedes in its entirety Exhibit 10.1 previously filed on the Original Quarterly Report.

This Amendment is an exhibit-only filing solely for the purpose of filing revised Exhibit 10.1. No revisions are being made to the Company’s financial statements and this Amendment does not reflect events occurring after the filing of the Original Quarterly Report, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Quarterly Report.

-  1  -

PART II – OTHER INFORMATION

Item 6. Exhibits

See the Exhibit Index following the signature page to this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.
Date: October 31, 2014	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: October 31, 2014	/s/ Andrew Minkow
Andrew Minkow Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer duly authorized to sign on behalf of Registrant)

-  2  -

EXHIBIT INDEX

Exhibit No.	Description
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

10.1*	Collective Labor Agreement, dated March 27, 2014, by and between Bemag Transformer Inc. and Syndicat Québécois des Employées et Employés de Service, Section Locale 298 (FTQ).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

_______________

* Filed herewith.

** Furnished with the Original Quarterly Report on Form 10-Q on August 7, 2014.

-  3  -