Form 10-Q
period 2014-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2014-11-12
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2014

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of November 12, 2014 was 7,172,255.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1A. Risk Factors	19
Item 6. Exhibits	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$26,111	$22,447	$68,068	$66,993
Cost of goods sold	19,403	16,548	52,251	50,434
Gross profit	6,708	5,899	15,817	16,559
Operating expenses
Selling, general and administrative	4,071	3,610	11,549	10,662
Foreign exchange (gain) loss	(172)	(4)	(108)	43
Total operating expenses	3,899	3,606	11,441	10,705
Operating income	2,809	2,293	4,376	5,854
Interest expense	141	226	406	594
Other expense	169	236	171	403
Earnings before income taxes	2,499	1,831	3,799	4,857
Provision for income taxes	717	822	1,125	1,674
Net earnings	$1,782	$1,009	$2,674	$3,183

Earnings per common share:
Basic	$0.25	$0.17	$0.37	$0.53
Diluted	$0.25	$0.17	$0.37	$0.53

Weighted average common shares outstanding:
Basic	7,172	6,051	7,172	5,956
Diluted	7,226	6,083	7,238	5,977

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$1,782	$1,009	$2,674	$3,183
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(951)	249	(970)	(235)
Amortization of net prior service costs and net actuarial losses	(2)	53	71	83
Other comprehensive income (loss)	(953)	302	(899)	(152)
Comprehensive income	$829	$1,311	$1,775	$3,031

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$682	$425
Accounts receivable, net	14,125	9,739
Inventories, net	14,671	12,643
Income taxes receivable	61	65
Deferred income taxes	2,953	1,982
Prepaid expenses and other current assets	1,264	1,291
Total current assets	33,756	26,145
Property, plant and equipment, net	11,395	12,213
Noncurrent deferred income taxes	1,064	1,091
Other assets	1,170	1,129
Intangible assets, net	4,989	5,285
Goodwill	7,934	7,998
Total assets	$60,308	$53,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving credit facilities	$2,241	$795
Accounts payable and accrued liabilities	12,689	8,370
Current maturities of long-term debt	1,958	2,108
Income taxes payable	1,990	1,072
Total current liabilities	18,878	12,345
Long-term debt, net of current maturities	5,452	7,205
Pension deficit	34	213
Noncurrent deferred income taxes	3,229	3,306
Total liabilities	27,593	23,069
Shareholders’ Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 7,172,255 shares issued and outstanding	7	7
Additional paid-in capital	16,312	16,164
Accumulated other comprehensive loss	(2,328)	(1,429)
Retained earnings	18,724	16,050
Total shareholders’ equity	32,715	30,792
Total liabilities and shareholders’ equity	$60,308	$53,861

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net earnings	$2,674	$3,183
Depreciation	959	881
Amortization of intangibles	239	213
Deferred tax expense	(1,020)	(147)
Accrued pension	(172)	(157)
Stock-based compensation	163	152
Foreign currency remeasurement gain	(140)	-
Changes in current operating assets and liabilities:
Accounts receivable	(4,754)	(1,743)
Inventories	(2,412)	1,361
Prepaid expenses and other assets	49	(422)
Income taxes	975	(34)
Accounts payable and accrued liabilities	4,535	(71)
Net cash provided by operating activities	1,096	3,216

Investing activities
Additions to property, plant and equipment	(594)	(2,501)
Business acquisitions, net of cash acquired	-	(1,601)
Note receivable	(109)	-
Net cash used in investing activities	(703)	(4,102)

Financing activities
Decrease in bank overdrafts	-	(1)
Increase (decrease) in revolving credit facilities	1,468	(3,044)
Increase in long-term debt	-	455
Repayment of long-term debt	(1,513)	(1,688)
Net proceeds from issuance of common stock	(15)	7,869
Net cash (used in) provided by financing activities	(60)	3,591

Increase in cash and cash equivalents	333	2,705
Effect of foreign exchange on cash and cash equivalents	(76)	118

Cash and cash equivalents
Beginning of year	425	467
End of period	$682	$3,290

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

2.Summary of Significant Accounting Policies

The Company’s significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company’s accounting policies during the third quarter of 2014.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s financial statements.

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

3.Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$6,324	$5,210
Work in process	4,015	2,635
Finished goods	4,663	5,125
Provision for excess and obsolete inventory	(331)	(327)
Total inventories	$14,671	$12,643

Included in raw materials and finished goods at September 30, 2014 and December 31, 2013 are goods in transit of approximately $0.2 million and $0.1 million.

4.Goodwill and Other Intangible Assets

Changes in goodwill and intangible asset balances for the nine months ended September  30, 2014, consisted of the following (in thousands):

		Intangible
	Goodwill	assets
Balance as of December 31, 2013	$7,998	$5,285
Amortization	-	(239)
Foreign currency translation	(64)	(57)
Balance as of September 30, 2014	$7,934	$4,989

The components of intangible assets as of September 30, 2014 are summarized below (in thousands):

	Intangible	Accumulated	Foreign currency	Net book
	assets	amortization	translation	value
Customer relationships	$2,962	$(1,064)	$(109)	$1,789
Non-compete agreements	465	(186)	(2)	277
Trademarks	2,049	-	(36)	2,013
Technology-related industry accreditations	950	-	(40)	910
Total intangible assets	$6,426	$(1,250)	$(187)	$4,989

5.Other Assets

In December 2011 and January 2012, the Company made two loans, each in the amount of $300,000,  to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers.  The full loan balance is outstanding at September 30, 2014.

Also included in Other Assets at September 30, 2014 are deferred financing costs of $0.3 million, value added taxes of $0.2 million and a customer note receivable of $0.1 million as compared to deferred financing costs of $0.3 million and value added taxes of $0.2 million at December 31, 2013.

6.Debt

Canadian Credit Facilities

In June 2013, the Company’s Canadian subsidiary, Pioneer Electrogroup Canada Inc., entered into an amended and restated letter loan agreement with Bank of Montreal (the “Canadian Facilities”) that replaced and superseded all of the Company’s prior financing arrangements with the bank.

The Canadian Facilities provide for up to $22.0 million Canadian dollars (“CAD”) (approximately $19.6 million expressed in U.S. dollars) in revolving and term debt. The Canadian facilities consist of a $10.0 million demand revolving credit facility (“Facility A”), a $2.0 million term credit facility (“Facility B”) and a $10.0 million term credit facility (“Facility C”).

Borrowings on Facility A are subject to margin criteria and are available in either U.S. or Canadian dollars. Pricing for U.S. Base Rate and Canadian Rate loans is the U.S. Base Rate or Canadian Rate plus 0.50%. Borrowings of U.S. dollar LIBOR-based loans are priced at LIBOR plus 2.00%. Borrowings under Facility B bear interest at the Canadian Rate plus 1.00%. Under Facility C, interest rates for borrowings in U.S. dollars are based on either LIBOR (plus 2.00% to 2.25%) or the U.S. Base Rate (plus 1.00% to 1.25%), depending on the Company’s leverage ratio. Facility C borrowings in Canadian dollars are priced at the Canadian Rate plus 1.00% to 1.25%, depending on the Company’s leverage ratio.

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

As of September 30, 2014, the Company had approximately $6.8 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of $0 outstanding under Facility A, $0.9 million outstanding under Facility B and $5.9 million outstanding under Facility C.

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

As of September, 2014, the Company had approximately $2.2 million outstanding under the U.S. Facility and was in compliance with its financial covenant requirements.

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

Pico Promissory Note

In August 2013, in connection with the acquisition of certain assets from Pico Electrical Equipment, Inc. and Pico Metal Products, Inc., the Company’s Pioneer Custom Electrical Products Inc. subsidiary issued a $455,000 non-interest bearing promissory note to the sellers of the assets. As of September 30, 2014, the principal amount of the promissory note had been repaid in full.

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Term credit facilities	$6,758	$8,239
Nexus promissory note	652	824
Pico promissory note	-	250
Total debt	7,410	9,313
Less current portion	(1,958)	(2,108)
Total long-term debt	$5,452	$7,205

7.Shareholders’ Equity

The Company had 7,172,255 shares of common stock, $0.001 par value per share, outstanding of as of September  30, 2014 and December 31, 2013, respectively. In September 2013, the Company completed a public offering and issued 1,265,000 shares of its common stock at a gross sales price of $7.00 per share, resulting in $7.9 million in net proceeds after deducting the underwriting discount and costs directly attributable to the offering. In connection with the public offering, the Company issued warrants to the underwriters to purchase 50,600 shares of common stock, exercisable at the public offering price, or $7.00 per share.

As of September 30, 2014, the Company had warrants outstanding to purchase 680,600 shares of common stock with a weighted average exercise price of $13.45 per share. The warrants expire on dates beginning on December 2, 2014 and ending on September 18, 2018. No warrants were exercised during the three and nine months ended September 30, 2014.

8.Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of September 30, 2014, and changes during the nine months ended September 30, 2014, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2013	261,400	$9.81	6.2	$416,112
Granted	105,000	10.21	9.4	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of September 30, 2014	366,400	$9.92	7.1	$416,112
Exercisable as of September 30, 2014	205,733	$11.03	5.7	$242,588

As of September 30, 2014, there were 333,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Expense for stock-based compensation recorded for the nine months ended September 30, 2014 and 2013 was approximately $163,000 and $152,000, respectively. At September 30, 2014, the Company had total stock-based compensation expense remaining to be recognized in the statement of earnings of approximately $458,000.

9.Pension Plan

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees there are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Current service cost, net of employee contributions	$7	$13	$27	$44
Interest cost on accrued benefit obligation	32	32	97	95
Expected return on plan assets	(45)	(43)	(131)	(125)
Amortization of transitional obligation	3	3	9	10
Amortization of past service costs	2	2	6	7
Amortization of net actuarial gain	8	15	25	43
Total cost of benefit	$7	$22	$33	$74

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $108,000 and $117,000 of contributions to its defined benefit pension plan during the nine months ended September 30, 2014 and 2013, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

10.Geographical Information

 The Company has one material operating segment, being the manufacture and sale of electrical transmission and distribution equipment. Revenues are attributable to countries based on the location of the Company’s customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Canada	$12,902	$12,816	$35,444	$39,447
United States	13,206	9,351	32,613	25,591
Others	3	280	11	1,955
Total	$26,111	$22,447	$68,068	$66,993

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net earnings	$1,782	$1,009	$2,674	$3,183

Denominator:
Weighted average basic shares outstanding	7,172	6,051	7,172	5,956
Effect of dilutive securities - equity based compensation plans	47	32	55	21
Net dilutive effect of warrants outstanding	7	-	11	-
Denominator for diluted earnings per common share	7,226	6,083	7,238	5,977

Net earnings per common share:
Basic	$0.25	$0.17	$0.37	$0.53
Diluted	$0.25	$0.17	$0.37	$0.53

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	238	118	223	118
Warrants	630	640	630	640

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

The financial position and operating results of our Canadian operations have been translated to U.S. dollars by applying the following exchange rates, expressed as the number of U.S. dollars to one Canadian dollar for each period reported:

	2014			2013
	Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income		Consolidated Balance Sheet	Consolidated Statements of Earnings and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.9046	$0.9062	$0.9062	$0.9843	$0.9912	$0.9912
June 30	$0.9372	$0.9170	$0.9116	$0.9508	$0.9771	$0.9842
September 30	$0.8929	$0.9180	$0.9137	$0.9706	$0.9629	$0.9769

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Revenue. We have one material operating segment, being the manufacture and sale of electrical transmission and distribution equipment. The following table represents our revenues by major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Electrical transformers
Liquid-filled	$11,656	$11,455	1.8	$30,663	$33,909	(9.6)
Dry-type	10,901	10,142	7.5	30,725	31,722	(3.1)
	22,557	21,597	4.4	61,388	65,631	(6.5)
Circuit protection & control equipment	3,554	850	318.1	6,680	1,362	390.5
Total revenue	$26,111	$22,447	16.3	$68,068	$66,993	1.6

For the three months ended September 30, 2014, our consolidated revenue was $26.1 million, up $3.7 million, or 16.3%, from $22.4 million during the three months ended September 30, 2013. The change in our revenue includes a $1.0 million increase in sales of electrical transformers during the 2014 quarter, or up 4.4% (5.6% in constant currency) on a year-over-year basis. Revenue from circuit protection and control equipment (or CPC) sold by our Critical Power and Pioneer CEP business units increased to $3.6 million, up 318% from $0.9 million of revenue during the three months ended September 30, 2013.

For the nine months ended September 30, 2014, our consolidated revenue was $68.1 million, up $1.1 million, or 1.6%, from $67.0 million during the nine months ended September 30, 2013. Lower transformer sales drove the overall change in our revenue, which were down $4.2 million during the first nine months of 2014, or 6.5% (3.1% in constant currency) as compared to the first nine months of 2013. This decline was offset by sales of CPC equipment, which increased nearly fivefold, to $6.7 million, up from $1.4 million during the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, the effect of foreign currency translation accounted for approximately two-thirds (-6.6%) of the decrease in our liquid-filled transformer sales. The remainder of the decline was due to a number of large, unrepeatable project-based orders delivered during the first nine months of 2013, particularly in the oil and gas sector, that were not fully replaced during the 2014 period. Utility sales of liquid-filled transformers  were stable on a year-over-year basis (in constant currency), reflecting lower capital spending by our largest Canadian utility customers, offset by a significant increase in U.S. utility sales which remains a small component of our liquid-filled transformer revenue. The net decrease in our dry-type transformer sales during the nine months ended September 30, 2014 occurred mostly during the first two quarters and resulted from lower demand in our Canadian electrical distributor channel, compounded by the effect of currency translation. Our U.S. sales of dry-type transformers were up approximately 1.0% during the first nine months of 2014, and up over 9% during the September 2014 quarter, led by strong gains in custom-engineered OEM sales channel.

Critical Power accounted for approximately half of our sales of CPC equipment during the nine months ended September 30, 2014, consisting mainly of backup power equipment and controls for large data center projects. Pioneer CEP, which we established in August 2013 to serve electrical distributors in the U.S. Southwest, represented the other half of our sales of CPC equipment during the nine months ended September 30, 2014.

Gross Margin.  The following table represents our gross margin by major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Cost of sales	$19,403	$16,548	17.3	$52,251	$50,434	3.6
Gross profit	$6,708	$5,899	13.7	$15,817	$16,559	(4.5)
Gross margin percentage:
Electrical transformers	24.4%	25.9%	(1.5)	22.8%	24.5%	(1.7)
Circuit protection & control equipment	34.1%	36.0%	(1.9)	27.8%	35.8%	(8.0)
Consolidated	25.7%	26.3%	(0.6)	23.2%	24.7%	(1.5)

For the three months ended September 30, 2014, our gross margin percentage was 25.7% of revenues, as compared to 26.3% during the three months ended September 30, 2013. Our gross margin percentage on sales of transformers decreased by 1.5% during the three months ended September 30, 2014, driven mostly by a less favorable sales mix in liquid-filled transformers, the effect of which was lessened by a slightly higher gross margin on increased sales of dry-type transformers, as compared to the three months ended September 30, 2013. During the three months ended September 30, 2014, the 1.9% decrease in our gross margin percentage on sales of CPC equipment reflects several factors, but was mostly driven by the fact that Critical Power, generally our highest gross profit margin business line, accounted for only 70% of CPC equipment sales during the September 2014 quarter, as compared to 85% of CPC equipment sales during the quarter ended September 2013.  The remaining CPC equipment sales during each period were by Pioneer CEP, our newest business whose revenues have been growing rapidly and whose products attract an inherently lower gross margin percentage than Critical Power solutions.

For the nine months ended September 30, 2014, our gross margin percentage was  23.2% of revenues, compared to 24.7% during the nine months ended September 30, 2013. The 1.5%  decrease in our gross margin was due to several of the factors described above, but was driven mostly by lower project-based industrial orders for our liquid-filled transformers as compared to the prior year period. We generally achieve higher gross margins from sales of our engineered-to-order products (principally liquid-filled transformers and systems for critical power applications) than we do from the sale of our dry-type transformers, a large portion of which consists of catalogue designs sold on a wholesale basis through our distribution network. For the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, liquid-filled transformers represented 45.0% of our consolidated revenue (down from 50.6%), dry-type transformers represented 45.1% (down from 47.4%) and circuit protection and control equipment represented 9.8% (up from 2.0%).

Selling, General and Administrative Expense. For the three months ended September 30, 2014, our selling, general and administrative expense increased by $0.5 million, or by 12.8%, to $4.1 million as compared to the three months ended September 30, 2013. The change in our selling, general and administrative expense during the 2014 quarter, as compared to the same quarter of 2013, reflects the combination of higher expense due to acquisitions and at the corporate level (including the expansion of our strategic sales group), offset by lower operating expenses across all of our transformer businesses. As a percentage of total revenue, our selling, general and administrative expense decreased to 15.6% during the three months ended September 30, 2014, as compared to 16.1% during the three months ended September 30, 2013.

For the nine months ended September 30, 2014, our selling, general and administrative expense increased by approximately $0.8 million, or 8.3%, to $11.5 million, as compared to $10.7 million during the nine months ended September 30, 2013. The increase was driven mostly by having additional months of operations in the 2014 period for the two businesses we acquired during the 2013 period ($1.4 million of incremental expense). In addition, during the nine months ended September 30, 2014 our corporate expenses increased by $0.5 million, primarily due to the expansion of our corporate selling group. Offsetting these increases, selling, general and administrative expense in our transformer businesses were down $1.0 million, or 12.7%, primarily as a result of lower variable selling expense including commissions and freight. As a percentage of total revenue, our selling, general and administrative expense increased to 17.0% during the nine months ended September 30, 2014, as compared to 15.9% during the nine months ended September 30, 2013.

Foreign Exchange (Gain) Loss. During the three and nine months ended September 30, 2014, approximately 57% of our consolidated operating revenues were denominated in Canadian dollars and most of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended September 30, 2014, we recorded a gain of approximately $172,000 due to currency fluctuations, compared to a gain of approximately $4,000 during the three months ended September 30, 2013. For the nine months ended September 30, 2014, we recorded a gain of approximately $108,000, compared to a loss of approximately $43,000 during the nine months ended September 30, 2013.

Interest Expense. For the three and nine months ended September 30, 2014, interest expense was approximately $141,000 and $406,000, respectively, as compared to $226,000 and $594,000 during the three and nine months ended September 30, 2013. The decrease in our interest expense was due to lower average borrowings outstanding, at lower marginal interest rates, under our credit facilities so far during 2014, as compared to 2013.

Other Expense (Income). For the three and nine months ended September 30, 2014, other non-operating expense was $169,000 and $171,000, as compared to $236,000 and $403,000 during the three and nine months ended September 30, 2013. The 2014 other expense resulted primarily from legal and other expenses incurred in connection with an acquisition which was not completed. The 2013 other expense resulted from professional fees and costs incurred in connection with two completed acquisitions.

Provision for Income Taxes. For the three and nine months ended September 30, 2014, our provision for income taxes reflects an effective tax rate on earnings before income taxes of 28.7% and 29.6%, respectively, as compared to 44.9% and 34.5% during the three and nine months ended September 30, 2013.  Most of our taxable income is derived in Canada where we are subject to lower corporate tax rates relative to our U.S. operations. Our effective income tax rate was significantly higher during the 2013 periods as a result of taxable distributions received from our Canadian subsidiaries during that year, and to a lesser extent due to the impact of acquisition-related expenses that were non-deductible.

Net Earnings. We generated net earnings of $1.8 million and $2.7 million for the three and nine months ended September 30, 2014, as compared to $1.0 million and $3.2 million during the three and nine months ended September 30, 2013. Net earnings per basic and diluted share for the three and nine months ended September 30, 2014 were $0.25 and $0.37, as compared to $0.17 and $0.53 for the three and nine months ended September 30, 2013. During the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, our net earnings increased primarily due to a significant profit contribution by our Critical Power business, together with improved performance across all of our transformer businesses, the combination of which was sufficient to outweigh the increase in our corporate expenses and an unfavorable change in foreign currency rates for translation purposes. During the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, the decrease in our net earnings was driven mostly by a lower profit contribution from our Canada-based transformer businesses, together with operating losses stemming from our most recent acquisition which were expected, and by higher corporate expenses resulting from the expansion of our strategic sales group. On a per share basis, our net earnings were diluted by our public offering of common stock in September 2013. During the three and nine months ended September 30, 2014 we had approximately 1.1 million and 1.3 million additional weighted average diluted shares outstanding, respectively, or an increase of 19% and 21%, respectively, as compared to the same periods of 2013.

Backlog. Our order backlog at September 30, 2014 was $27.6 million, up $3.2 million, or 13%, as compared to $24.4 million at December 31, 2013 and up $6.2 million, or 29%, as compared to $21.4 million at September 30, 2013. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during the next nine months. New orders placed during the three and nine months ended September 30, 2014 totaled $22.8 million and $74.0 million, respectively, representing increases of approximately 20% and 14% as compared to new orders of $19.0 million and $64.8 million that were placed during the three and nine months ended September 30, 2013.

Liquidity and Capital Resources

General. At September 30, 2014, we had approximately $0.1 million of cash and cash equivalents and had total debt of $9.7 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided by (Used in) Operating Activities. Cash provided by our operating activities was approximately $1.1 million during the nine months ended September 30, 2014, compared to cash provided by our operating activities of $3.2 million during the nine months ended September 30, 2013. The principal elements of cash used by operating activities during the nine months ended

September 30, 2014 were $2.7 million of net earnings and approximately $1.3 million of non-cash expenses consisting of depreciation, amortization and stock-based compensation. These sources of cash during the period were offset by $1.6 million of cash used for working capital purposes and $1.3 million related to deferred taxes, pension costs and unrealized gains related to currency translation included in our net earnings.

Cash Provided by (Used in) Investing Activities. Cash used in investing activities during the nine months ended September 30, 2014 was approximately $0.7 million, as compared to $4.1 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, additions to our property, plant and equipment decreased to $0.6 million, down from $2.5 million during the nine months ended September 30, 2013 when we expanded one of our manufacturing facilities. In addition, during the nine months ended September 30, 2014, we made investments of approximately $109,000 in secured notes receivable due from two of our trade partners. Our uses of cash in investing activities during the nine months ended September 30, 2013 also included $1.6 million for acquisitions.

Cash Provided by (Used in) Financing Activities. Cash used by our financing activities was approximately $0.1 million during nine months ended September 30, 2014, as compared to cash provided of $3.6 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, our cash used by financing activities included approximately $1.4 million of increased borrowings outstanding under our revolving credit facilities, offset by principal payments of $1.5 million on our long-term debt. During the nine months ended September 30, 2013, our cash provided by financing activities included approximately $7.9 million of net proceeds from a public offering of 1,265,000 shares of our common stock, of which we used $3.1 million to reduce our bank overdrafts and borrowings under our revolving credit facilities and we made net repayments on our long-term debt of $1.2 million.

Working Capital. As of September 30, 2014, we had net working capital of $14.9 million, compared to net working capital of $13.8 million, including $0.4 million of cash and equivalents at December 31, 2013. Our current assets were approximately 1.8 times our current liabilities at September 30, 2014, as compared to 2.1 times as at December 31, 2013. At September 30, 2014 and December 31, 2013, we had $10.6 million and $8.7 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Credit Facilities and Long-Term Debt

Canadian Credit Facilities.  Our Canadian subsidiaries have maintained credit facilities with Bank of Montreal since October 2009. In June 2013, our Canadian subsidiary entered into an amended and restated letter loan agreement (the “Canadian Facilities”) that replaced and superseded all our prior financing arrangements with the bank.

Our Canadian Facilities provide for up to $22.0 million Canadian dollars (“CAD”) ($19.6 million expressed in U.S. dollars) in revolving and term debt. The Canadian Facilities consist of a $10.0 million demand revolving credit facility (“Facility A”), a $2.0 million term credit facility (“Facility B”) and a $10.0 million term credit facility (“Facility C”).

All obligations under the Canadian Facilities are guaranteed by us and are secured by a first-ranking lien in the amount of $30 million CAD on all of the present and future movable and immovable property of our Canadian subsidiaries.

As of September 30, 2014, we had approximately $6.8 million in U.S. dollar equivalents outstanding under our Canadian Facilities and we were in compliance with our financial covenant requirements. Our borrowings consisted of $0 outstanding under Facility A, $0.9 million outstanding under Facility B and $5.9 million outstanding under Facility C.

United States Credit Facility.  In June 2013, we entered into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facility”), consisting of a $10.0 million demand revolving credit facility that replaced a smaller facility we maintained with another bank.

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

As of September 30, 2014, we had $2.2 million outstanding under the U.S. Facility and we were in compliance with its financial covenant requirements.

Nexus Promissory Note. In July 2012, our Mexican subsidiary entered into a $1.7 million term loan agreement with GE Capital Mexico. The term loan is guaranteed by us and is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. As of September 30, 2014,  there was approximately $0.7 million outstanding.

Pico Promissory Note. In  August, 2013, in connection with the acquisition of certain assets from Pico Electrical Equipment, Inc. and Pico Metal Products, Inc., we issued a $455,000 non-interest bearing promissory note to the sellers of the assets. As of September 2014, the principal amount of the promissory note had been repaid in full.

Capital Expenditures

Between 2012 and 2013 we completed construction to expand and equip approximately 16,000 square feet of additional manufacturing floor space at our dry-type transformer facility in Canada. This project accounted for most of our additions to property, plant and equipment during the nine months ended September 30, 2013. We have no major future capital projects planned, or significant replacement spending anticipated during the balance of 2014.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

On November 11, 2014, we entered into the first amendment to that certain employment agreement, dated as of March 30, 2012, between us and Nathan J. Mazurek pursuant to which we (i) extended the term of the employment agreement from March 31, 2015 to March 31, 2018 and (ii) adjusted Mr. Mazurek’s annual base salary to be $410,000, for the period beginning on November 11, 2014 and ending on December 31, 2015, $425,000, for the period beginning on January 1, 2016 and ending on December 31, 2016 and $440,000, for the period beginning on January 1, 2017 and ending on March 31, 2018.

On November 11, 2014, we entered into the first amendment to that certain employment agreement, dated as of March 30, 2012, between us and Andrew Minkow pursuant to which we (i) extended the term of the employment agreement from March 31, 2015 to March 31, 2018 and (ii) adjusted Mr. Minkow’s annual base salary to be $305,000, for the period beginning on November 11, 2014 and ending on December 31, 2015, $315,000, for the period beginning on January 1, 2016 and ending on December 31, 2016 and $325,000, for the period beginning on January 1, 2017 and ending on March 31, 2018.

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

PIONEER POWER SOLUTIONS, INC.
Date: November 12, 2014	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: November 12, 2014	/s/ Andrew Minkow
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

10.1*	First Amendment to Employment Agreement, dated as of November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek.
10.2*	First Amendment to Employment Agreement, dated as of November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Andrew Minkow.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

_______________

* Filed herewith.