Form 10-K
period 2014-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2015-04-02
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

th Street

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

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was approximately $22.8 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of April 1, 2015,  7,405,692 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

PIONEER POWER SOLUTIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2014

Page
Special Note Regarding Forward-Looking Statements	1

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

●

General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins and profitability.

●

Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●

We depend on Hydro-Quebec Utility Company and Siemens Industry, Inc. for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company or Siemens Industry, Inc., could have a significant impact on our results of operations.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to expand our business through strategic acquisitions.

●	Our ability to integrate acquisitions and related businesses.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●

Restrictive loan covenants and/or our ability to repay or refinance debt under our credit facilities could limit our future financing options and liquidity position and may limit our ability to grow our business.

●	Our ability to realize revenue reported in our backlog.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●

A majority of our revenue and a significant portion of our expenditures are derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and earnings.

●

The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Our chairman controls a majority of our combined voting power, and may have, or may develop in the future, interests that may diverge from yours.
●	Material weaknesses in internal controls.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

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

PART I

ITEM 1.  BUSINESS

Overview

Pioneer Power Solutions, Inc. and its subsidiaries ("Pioneer," "we," "us," "our," or "the Company")  manufactures, sells and services a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets.  Our principal products and services include custom-engineered electrical transformers, switchgear and engine-generator sets and controls, complemented by a national field-service network to maintain and repair power generation assets. We are headquartered in Fort Lee, New Jersey and operate from 13 additional locations in the U.S., Canada and Mexico for manufacturing, service, centralized distribution, engineering, sales and administration.

Our largest customers, which include a number of recognized national and regional utilities, industrial companies and engineering, procurement and construction firms, are located in North America. In addition, we sell our products through hundreds of electrical distributors served by our network of stocking locations throughout the U.S. and Canada. We intend to grow our business through internal product development, expansion of our salesforce coverage and through acquisitions to increase the scope and relevance of highly-engineered solutions and technical service we offer our customers for their specific electrical applications.

Description of Business Segments

In 2014, we realigned our operations into two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●

Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications.  The reporting segment is comprised of two primary product categories: electrical transformers and switchgear. These solutions are marketed principally through our Pioneer Transformers Ltd., Jefferson Electric, Inc. and Pioneer CEP brand names.

●

Our Critical Power Solutions business provides customers with sophisticated power generation equipment, switchgear, related electrical distribution infrastructure and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. The reporting segment is comprised of two primary product categories and one main service category: engine-generator sets, switchgear and controls, and preventative maintenance and monitoring services. These solutions are marketed by our operations headquartered in Minneapolis, currently doing business under the Pioneer Critical Power Inc. and Titan Energy Systems Inc. (“Titan”) brand names.

T&D Solutions Segment

We design, develop, manufacture and sell a wide range of electrical transmission and distribution equipment and our emphasis is to provide custom engineered, manufactured-to-order solutions, which we estimate currently represents over two-thirds of our T&D revenue. We believe that demand for our custom solutions is driven primarily by end user maintenance programs to repair, replace or retrofit aging equipment, as well as to upgrade or expand their electrical distribution systems to accommodate growth and other changes in their operations. In addition, a significant portion of our custom solutions revenue is derived from the production of magnetic subassemblies incorporated by original equipment manufacturers (“OEMs”) into the systems they sell, systems which in the case of our customers are principally being used for data center, elevator control and electric drive applications.  The remainder of our T&D Solutions revenue is derived from our catalogue of standard transformer designs, models which are sold primarily through electrical distributors and to brand label customers. These products are manufactured to stock and are used in general purpose electrical applications, with demand generally being driven by the overall pace of new commercial construction.

We distinguish ourselves by producing a wide range of engineered-to-order and standard equipment, sold either directly to end users, through manufacturers’ representatives and engineering and construction firms or through electrical distributors. We serve customers in a variety of industries including electric utilities, industrial customers, OEMs, commercial firms, contractors and renewable energy producers.

Summary of T&D Segment Offerings
Product Category	Solutions
Liquid-filled Transformers

▪  Small & medium power: substation class units for utilities and large industrial applications

▪  Padmount: used in utility distribution networks, underground and in renewable projects

▪  Network: Subway/vault-type units used to ensure reliability of utility service

▪  Unitized Padmount: an equipment combination used in place of a conventional substation

▪  Others: mini-pad, platform-mount and other specialty low voltage designs

Dry-Type Transformers

▪  Medium voltage & power-dry: custom-designed for applications where a liquid-filled transformer is not suitable for safety concerns and/or other constraints

▪  OEM: custom designed and manufactured magnetic components and subassemblies incorporated by customers into their product offering

▪  Power quality: harmonic-eliminating and mitigating transformers, passive filters, K-factor, control, drive isolation and other magnetically-driven power quality solutions

▪  Low voltage standard: catalogue of ventilated, encapsulated and other designs sold to electrical distributors and brand label customers for general purpose electrical loads

▪  Low voltage custom: quick-turn, low voltage distribution transformers manufactured to customer electro-mechanical specifications

Switchgear

▪  Traditional low voltage panelboards, switchboards and switchgear, using electrical components from major manufacturers. We offer Underwriters Laboratories ratings 67, 508A and 891

▪  Unit substations and other specialty solutions

▪  Custom manufactured and U.L. approved Nema electrical enclosures

Overview of Electrical Transformers

Our liquid-filled and dry-type power, distribution and specialty electrical transformers are magnetic products used in the control and conditioning of electrical current for critical processes. An electric transformer is used to reduce or increase the voltage of electricity traveling through a power line. This increase or decrease in voltage is accomplished by transferring electric energy from one internal coil or winding to another coil through electromagnetic induction. Electric power generating plants use generator transformers to “step-up,” or increase, voltage that is transferred through power lines in order to transmit the electricity more efficiently and over long distances. When high voltage electricity nears its final destination, a “step-down” transformer reduces its voltage. A distribution transformer makes a final step-down in voltage to a level usable in businesses and homes.

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

We manufacture liquid-filled transformers at our facility in Granby, Quebec. Liquid-filled transformers are typically used for applications handling utility or industrial-level electrical loads, such as in a substation, and are most commonly found in outdoor settings given the risk of leakage and the flammable properties of the liquid coolant, typically mineral oil. We manufacture these products in electrical power ranges from 25 kVA (kilovolt amperes) to 30 MVA (megavolt amperes) and at up to 69 kV (kilovolts) in voltage. In recent years, we have focused primarily on the small power market, generally considered to include transformers between 1 MVA and 10 MVA, as well as on specialty transformers such as network and submersible designs used by utilities to withstand harsh environments and ensure reliability of service. We sell these products to electrical utilities, independent power providers, electrical co-ops, industrial companies, commercial users and electric equipment wholesalers. All of our liquid-filled transformers are designed and manufactured specifically to a customer order.

We manufacture dry-type transformers and custom magnetics at our facilities in Farnham, Quebec and Reynosa, Mexico. The largest and longest-standing component of our dry-type transformer revenue consists of low voltage, standard distribution units sold from our catalogue of over 1,000 designs. These units are typically used indoors to handle general loads for powering commercial and industrial machinery and equipment requiring 50 VA through 1 MVA of power transformation capacity in voltages at or below 600 V (volts). In recent years, we have focused primarily on custom-engineered solutions – including equipment for OEM applications, and transformers in the medium voltage and power-dry product classes where our range extends to 10 MVA and to 35kV in voltage. Medium voltage and power-dry transformers are conventionally used for indoor applications and in metropolitan areas, and are increasingly being used outdoors and indoors for commercial, industrial, manufacturing and production process applications.  They are engineered to meet the most onerous duty requirements and are well-suited to operate in harsh environmental conditions, a situation which occurs frequently when the transformer needs to be installed close to the area where the power will ultimately be used, such as in down-hole mining or on drilling rigs.

We also offer a broad array of magnetically-driven solutions to ensure clean power and eliminate potential issues caused by harmonics and transients, including proprietary solutions that incorporate our patented technology through the use of power electronics.  Our power quality solutions are for use in industrial, commercial and institutional settings where sensitive automation equipment is being used and clean, efficient power is required.

Overview of Switchgear

There are many different classes of switchgear, a generic term that encompasses the finished assembly of a system of devices – including electrical disconnects, fuses and circuit breakers – whose general function is to distribute, control and monitor the flow of electrical energy, while isolating and protecting critical equipment such as transformers, motors and other electrically powered machinery.

Our principal product categories include low voltage electric power distribution panelboards, switchboards and switchgear manufactured at our facility in Southern California. This location specializes in quick-turn, manufactured-to-order circuit protection and control equipment, primarily serving electrical distributors in the region. In addition, it incorporates transformers manufactured at other Pioneer locations into specialty products, such as unit substations, and also serves to supply our Critical Power segment with several classes of switchgear used in its customer projects.

Critical Power Solutions Segment

Our Critical Power segment is engaged in designing, manufacturing, selling, commissioning and aftermarket service of onsite power generation and control equipment. Our systems are used to maintain reliable emergency standby power at facilities where it is either required or where the potential consequences of a  power outage make it necessary – such as at data centers, hospitals, communications facilities, factories, national retailers, military sites,  office complexes and other critical operations. In addition, our Critical Power business specializes in customized equipment and controls for complex primary power applications, enabling on-site users to parallel multiple power sources with the utility power grid, in combined heat, power and cooling applications, and for peak shaving and demand/load side management of electrical power.

Depending on the needs of our customers, we offer our solutions on a complete equipment package basis, or as a standalone equipment or service solution that addresses one or more requirements of an overall power project. We believe that our value proposition to customers is differentiated by our use of advanced communications and automated data collection technologies to provide a highly-sophisticated remote monitoring, automated control and reporting platform to our customers.

Summary of Critical Power Segment Offerings
Product Category	Solutions
Power Generation Equipment

▪  Engine-generator sets:  power generation equipment with up to 2 MW of power output per genset, sourced from Generac Industrial Power and all major manufacturers.  Available singly or in multi-unit paralleled configurations. Fuel options include natural gas, diesel and bi-fuel.

▪  Uninterruptible Power Supply (UPS) systems

▪  Proprietary technology solutions: GenMax®

Switchgear

▪  Paralleling switchgear (PSG):  low & medium voltage for managing multiple power sources

▪  Automatic Transfer Switches: provides models manufactured by Pioneer and by other major manufacturers

▪  Other equipment:  controls, load banks, surge protection and related equipment for power conditioning and reliability

Service

▪  Scheduled preventative maintenance, and 24/7 repair and support services provided for all makes and models of equipment under one to five year contracts

▪  Regional service: provided by our technicians in the Midwest, Florida and New York

▪  National service: provided by our technicians and network of field service providers throughout the United States for multi-site, multi-state power generation equipment owners

▪  UPS systems from major manufacturers

Remote Monitoring

▪  Proprietary real-time remote monitoring, metering and control system for onsite power sources and associated equipment

▪  Comprehensive asset management solution, including automated audit and inventory tracking and reporting services

▪  Scalable solution, ideally-suited to large customers owning critical power systems across multiple locations

Power Generation Equipment

We provide our industrial and commercial customers with a variety of power generation equipment and fuel options which, depending on their needs and applications, can range from several kilowatts to 2 MW of output per engine generator, or “genset.” For higher output requirements, we excel in projects requiring multiple gensets in side-by-side arrangements that are paralleled for synchronous operation.

Our Critical Power business is the sole authorized distributor for Generac Power Systems’ line of Industrial Power equipment and parts in the states of Minnesota, Iowa and Nebraska, and one of only 30 such distributors throughout North America. Outside of these three Midwestern states, we sell power generation equipment made by all major manufacturers, including Generac. In order to more competitively serve our customers, we regularly provide Pioneer-manufactured power distribution equipment to each project, including switchgear and transformers. We also offer niche solutions such as GenMax® – our proprietary harmonic suppression technology that resolves power reliability and genset capacity issues frequently encountered when new gensets are introduced to a system of existing ones and the make, models and power output of the gensets are different.

To  fully meet the onsite power reliability needs of our customers, we realize a small portion of our revenue from the sale of uninterruptible power supply (UPS) systems. UPS systems are used by data-intensive businesses to provide battery backup power to servers until the emergency backup genset(s) come online. Once the gensets are producing proper voltage and frequency, the UPS switches the load onto the gensets. For UPS system sales, we are an authorized dealer for GE and also represent APC, Eaton-Powerware and other manufacturers.

Switchgear

Our Critical Power segment designs and manufactures paralleling switchgear (PSG), automatic transfer switches (ATSs) and provides other necessary equipment to create a reliable and dependable power generation system.  The primary function of our PSG solutions is to reliably switch the power source to the load, protect and operate the power generation source(s), meter output and provide paralleling and load sharing capability between multiple on-site power sources and the utility grid. Our paralleling switchgear is an integral component to ensuring optimal power generation and electrical distribution system performance, both for primary and backup power installations. Installations requiring a PSG solution typically involve more complex and redundant power schemes, such as in data centers, hospitals, industrial facilities, remote locations not connected to the power grid and other sites where emergency backup power sources are a necessity to protect operations from the consequences of blackouts or brownouts. Our focus is on larger installations where a single genset is not sufficient or where multiple gensets may be required to provide system resilience. We believe that our PSG solutions represent a scalable, cost-effective and intelligent automation option through their embedded programming and logic to synchronize multiple on-site power sources, and the capability to operate them in concert with the utility feed(s).

Service

Power generation systems represent considerable investments that require proper maintenance and service in order to operate reliably during a time of emergency. Our power maintenance programs provide preventative maintenance, repair and support service for our customers’ power generation systems. To support our customers in managing their critical infrastructure, we maintain inventories of equipment and parts, a fleet of service vehicles and a staff of certified field service technicians in the Midwest, Florida and the New York metropolitan area. To complete our geographic coverage, we maintain a network of field service partners located in other regions, enabling us to provide a quick-response, 24/7 service capability that can effectively service any make and model of back-up power equipment in any city of the United States. Our field service organization services more than 5,000 generators owned by more than 1,000 customers located throughout the United States, including for multi-site, multi-state customers such as Target Corporation.

We recognize discrete revenue streams from service contracts, installation and maintenance services, and we offer service contracts to all owners of power generation and related equipment, whether or not the equipment was originally sold by us. Our service agreements have terms ranging from one to five years in duration, provide us with a recurring revenue stream, and generally yield higher margins as compared to genset equipment sales and sales of our custom-engineered switchgear. These service contracts may also include remote monitoring services that allow owners to be informed of the condition and operations of their equipment at any time and from any place.

Remote Monitoring and Automated Control

We have dedicated considerable resources to developing and engineering our proprietary remote monitoring and automated control system for onsite power generation. We believe this system enables us to provide a technologically superior service program that benefits our customer from a cost and quality standpoint. In addition, we have developed specialized asset management and auditing tools to more efficiently and cost effectively provide our customers with detailed information about their onsite power systems.  We believe these tools provide us with an advantage over service companies that do not have these technologies, allowing us to complete for work more efficiently, maintain higher service levels and realize higher margins by using these tools.

Our monitoring and control system performs 24/7,  capturing and monitoring data from up to 100 critical points and functions on the genset,  PSG, ATS and UPS, from metering electrical output to emissions.  This data is displayed in continuously updated, fully customizable, easy-to-read web-based and other reports that provide a complete picture of our customers’ power generation system condition. By tracking and trending real-time performance indicators in combination with the ability to remotely test, start and stop onsite power systems, our network operations center is able to avert potential failures before they occur and immediately respond to emergency situations before a customer calls. Our monitoring and control system is instrumental to safeguarding that our servicing programs are being administered appropriately in order to optimize system reliability on behalf of our customers. In addition, because our system is completely scalable, we are able to monitor one to thousands of generators nationwide, a solution which is ideally-suited to service our national account customers.

Our customers use our monitoring and control system for access to our monitoring dashboard, to view generator performance in real-time, to receive alerts and notifications,  track work orders and submit support requests. These capabilities have been combined with automated electronic audit and inventory reporting to form a comprehensive asset management program for our customers, enabling them to quickly and efficiently record, categorize and retrieve vital information about their power generation assets across their facilities. We believe the advantage of these reporting systems is that they help us and our customers to better protect their equipment, while increasing system reliability in times of need and reducing ongoing operating costs for service and repairs through preventative maintenance.

Business Strategy

We believe we have established a stable platform from which to develop and grow our business lines, revenues, earnings and shareholder value. We intend to expand rapidly over the next several years through a two-pronged strategy. First, we are focused on internal growth through operating efficiencies, new product development, customer focus and our continued migration towards more highly-engineered products and specialized services. We intend to significantly increase the percentage of our sales derived from engineered-to-order products and differentiated services and believe this can be accomplished by targeting market segments, such as data centers and independent power producers, which have growth characteristics exceeding the norm in our industry. The second element of our growth strategy is to pursue strategic acquisitions that provide us with complementary product and service offerings, new sales channels, end-markets and scalable operations.

Over the last five years, through internal development and acquisitions, we believe we have broadened the array and sophistication of our product and service offerings.  Our strategy is to continue to expand the portfolio of solutions we offer in order to address more elements of every electrical infrastructure project. We believe this approach makes us more relevant to our customers, allows us to compete more effectively and increases the number of sales opportunities we get to compete for.

We intend to build our revenue and earnings at rates exceeding industry norms. Our financial goals are to double our revenues and our operating margin during the next two to four years through internal growth initiatives and complementary acquisitions. Accomplishing these financial goals will be dependent on a number of factors including our ability to execute the following strategies and actions:

•	Evolving from a product-oriented to a customer and market-centric, solutions-oriented organization;
•	Establishing a scalable organizational infrastructure to support our expected growth;
•	Driving incremental sales in new channels and markets through our corporate selling group;
•	Investing in our capabilities to provide progressively more advanced equipment and service solutions;
•	Continuously applying our manufacturing and service resources to their highest and best uses;
•	Capitalizing on inter-segment manufacturing efficiencies and shared utilization of our facilities;
•	Expanding our margins through simplification, and outsourcing production for an increasing number of our standard products;
•	Combining and streamlining our business unit supply chains and administrative functions;
•	Improving business processes to deliver consistency, quality and value to our customers.

T&D Solutions Segment

We intend to accomplish our growth objectives within our T&D Solutions business by emphasizing our capabilities in the following areas:

•

OEM Equipment Solutions ‒ Continue to invest in engineering resources and product development to increase our pipeline of long initial sales-cycle, recurring order customers that integrate our magnetic subassemblies and/or components into the products they sell. Our key focus areas for this solution category include providers of motor control/drive systems,  factory automation equipment, power distribution units and UPS systems for data centers, HVAC systems, and power quality and conditioning equipment.

•

Medium Voltage Dry-type Transformers ‒ We acquired this competence in 2011 and completed construction of our state-of-the-art production area at the end of 2013. Growth in this product class will be predicated on expanding our market penetration, particularly in the U.S. where in 2013 we began adding dedicated medium voltage and liquid-filled transformer sales personnel and new independent sales representatives.
•

Liquid-filled Transformers ‒ Sale of more network, subsurface, small and medium power transformers to new and existing utility and industrial customers, particularly in the U.S. In 2012 we completed a facility expansion in order to increase our production capacity for these higher voltage and more complex solutions.

•

Switchgear ‒ Increase our product range to include traditional low voltage and medium voltage, metal clad and metal enclosed switchgear, to be used both in conventional electrical distribution applications, in unitized substations, as well as for supply to our Critical Power Solutions business.

Critical Power Solutions Segment

Within our Critical Power Solutions business,  we intend to accomplish our growth objectives by implementing the following business initiatives:

•

National Service Accounts ‒ We intend to increase the number of national account customers we have by leveraging our scalable, nationwide network of partners which allows us to service standby power systems anywhere in the United States. We are actively marketing our preventive maintenance and technology-enabled monitoring and control services to new national accounts including: major national retailers, telecommunications companies, data centers, banks, hospitals and health care facilities, educational institutions and property management companies.

•

Paralleling Switchgear ‒ We believe we excel at large projects for mission critical facilities that require sophisticated standby and primary power redundancy schemes. These projects generally demand higher engineering content due to the necessary customization of the switchgear and related controls,  which we believe provides us a stronger basis upon which to compete than in more straight-forward applications.  We intend to grow our sales in this product line by adding to our newly-recruited staff of professional sales persons, growing our network of independent manufacturers’ representatives who specialize in critical power, and by building on our supplier relationship to Generac Power Systems and its network of 30 industrial distributors throughout North America, of which we are one.

•

Project Packaging ‒ Beginning in the third quarter of 2014, we completed our first major data center projects where, together with our paralleling switchgear, we were able to provide our customers additional equipment manufactured by us (liquid-filled transformers), as well as from third parties (engine generators). We intend to extend this strategy to include ongoing preventative maintenance services, and new products we have under development such as our lineup of automatic transfer switches.

•

Power generation equipment ‒ Increase our sales of power generation and associated equipment in our existing and new market territories by recruiting qualified, professional sales people, and by broadening the range of ancillary equipment options they have available for sale, including solutions manufactured by us. These sales also create opportunities for us to secure long-term service contracts and deploy our monitoring technologies, programs that generate recurring revenue at attractive profit margins.

Acquisitions

We believe a disciplined acquisition program is a key component to accelerating our growth and we intend to acquire businesses that broaden the range of customer solutions we provide, increase our market share or expand our geographic reach. In addition to switchgear and transformer manufacturers, we also intend to acquire manufacturing and service businesses focused on other technically-advanced, customized, ancillary or complementary products that address market segments where we seek further penetration ‒ such as in data centers, backup power equipment and service, traction power, renewable energy and natural resources. We operate in a highly fragmented industry that is served by a few global diversified electrical equipment manufacturers and numerous small manufacturing companies that provide niche products and services to various sub-segments of the power transmission and distribution market. We favor candidates that have competencies and business characteristics similar to our own, and those that we expect will benefit from some of the major trends affecting our industry. Our acquisitions since 2010 of Jefferson Electric, Inc., Bemag Transformer Inc., Power Systems Solutions, Inc., Pico Electrical Equipment, Inc., Titan Energy Worldwide, Inc. and Harmonics Limited are examples of the implementation of our acquisition strategy.

Our Industry

The market for our largest business segment, electrical T&D equipment, is substantial and has grown over the last several decades. According to a February 2015 study by The Freedonia Group, a market research firm, total U.S. demand for electric T&D equipment was $25.5 billion in 2014 and was distributed by product category as follows: switchgear (54%), transformers (33%), meters (7%) and pole/transmission line hardware (6%). The Freedonia Group forecasts demand for switchgear and for transformers to climb 6.1%  and 4.5% annually to $28.9 billion collectively in 2019,  as compared to 5.5% and 2.0% annual growth for these categories between 2009 and 2014, driven by rising utilization of renewable energy sources and increasing demand from the industrial and non-utility generator markets.

Most of our business today consists of manufacturing power, distribution and non-utility transformers, although we have become increasingly engaged in producing conventional and certain specialty categories of electrical switchgear. Utilities, industrial and commercial firms purchase transformers to replace old equipment, maintain system reliability, achieve efficiency improvements and for substation or grid expansion. Demand is also sensitive to overall economic conditions, particularly with respect to the level of industrial production and investment in commercial and residential construction. Other market demand factors include voltage conversion, voltage unit upgrades, electrical equipment failures, higher energy costs, stricter environmental regulations and investment in sources of renewable and distributed energy generation.

The market for switchgear and related equipment is significantly larger and more complex given the number and classes of solutions available. Within our Critical Power Solutions segment, we believe that our PSG and ATS switchgear offerings,  together with our service programs for power generation and ancillary equipment, addresses annual U.S. demand exceeding  $2.0 billion and is growing at a much higher secular rate than the market for general T&D equipment.  The market for on-site power generation equipment itself is substantially larger, representing worldwide annual demand of $16 billion according to estimates cited by Generac Holdings Inc.

We believe several of the key industry trends supporting future growth in our industry are as follows:

●

Aging and Overburdened North American Power Grid — The aging and overburdened North American power grid is expected to require significant capital expenditures to upgrade the existing infrastructure over the next several years to maintain adequate levels of reliability and efficiency. According to the North American Electric Reliability Corp. (NERC), Level 5 Transmission Load Relief (TLR) events, which are triggered when power outages are imminent or in progress, grew at a  16% compounded annual growth rate from 2003 to 2013. These events demonstrate the current power grid’s inadequate capacity to accommodate all requests for reliable power. Significant capital investment will be required to relieve congestion, meet growing demand, achieve targets for efficiency, emissions and use of renewable sources, and to replace components of the U.S. power grid operating at, near or past their planned service lives.

●

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

●

Growth in Critical Power Applications and the Data Center Market — The number of mission-critical facilities, sites where a power disturbance or outage could cause failure of business operations, safety concerns or regulatory non-compliance, continues to grow exponentially worldwide. In the U.S., the single largest driver for demand in critical power applications is the data center market, followed by the health care industry. The amount of information managed by data centers is expected to grow by a factor of 50 over the next decade, according to General Electric, fueling increasing needs for data storage (for corporate data, content delivery, social networking, handheld devices, online retail and gaming) and the information technology evolution (cloud computing and outsourced hosting). The 2013 DatacenterDynamics Industry Census projected North American investment in data centers to increase 10.4% in 2014, to $36.2 billion. Much of this growth was expected to be for spending in the electrical sector, including switchgear, uninterruptible power supplies and generators, systems that typically represent over 40% of data center development cost. Coinciding with demand for mission-critical facilities is the need for efficient, reliable primary power to support their essential applications, and for backup generator plants in case the utility feed becomes unavailable. Electricity is the highest operating cost of a data center, a factor supporting investment in on-site alternative energy systems to reduce peak-demand expenses. These systems require paralleling switchgear, such as we provide, operated by hardware embedded with sophisticated programming and logic to synchronize multiple power sources reliably and efficiently.

The market for T&D equipment and Critical Power solutions is very fragmented due to the range of equipment types, electrical and mechanical properties, technological standards and service parameters required by different categories of end users for their specific applications. Many orders are custom-engineered and tend to be time-sensitive since other critical work is frequently being coordinated around the customer’s electrical equipment installation. The vast majority of North American demand for the types of solutions we provide is satisfied by thousands of producers and service companies in the U.S. and Canada.

Customers

In 2014, approximately 49% of our sales were to Canadian customers, including many of Canada’s electrical utilities, municipal power systems, large industrial companies, engineering and construction firms and a number of electrical distributors. Another 50% of our sales in 2014 were to U.S. customers, represented in large part by companies involved in commercial construction. The remaining 1% of our sales were to export customers primarily serving the Central and Latin American markets. We sold our electrical equipment and services to over 3,200 individual customers in 2014 and our twenty largest customers represented approximately 57% of our consolidated revenue.

We have a significant number of repeat customers and long-standing relationships with engineering, procurement and construction (EPC) firms hired by end-users to select products such as ours. Our customers order from us as their needs may require, and the level of such orders may change significantly from period to period based on changes in the scheduling of their projects or size of their capital budget. Despite these factors causing variability in our revenue, our repeat order frequency has been very consistent from year to year. Approximately 80% of our revenue in 2014 originated from customers who also ordered from us in 2013.

Approximately 13% and 19% of our sales in 2014 and 2013, respectively, were made to Hydro-Quebec Utility Company, a provincial government-owned utility in the Province of Quebec, Canada. The majority of our sales to Hydro-Quebec Utility Company are made pursuant to a long-term contract for the supply of pad-mount and submersible transformers that was renewed in February 2015.  The contract has two-year initial term and a one-year renewal option at Hydro-Quebec Utility Company’s election that provide for a maximum term of three years. The contracts set forth the terms, conditions and rights of the parties with respect to the supply of the subject products including ordering and delivery procedures, required technical specifications, minimum performance standards, product pricing and price adjustment mechanisms, terms of payment and rights of termination. The contracts do not require Hydro-Quebec Utility Company to order any minimum quantity of products from us and do not grant us any form of supply exclusivity. Hydro-Quebec Utility Company has been a customer of ours and our predecessors for in excess of 45 years, over which time we have been party to consecutive long-term contracts for an uninterrupted period spanning several decades. We believe the status of our business relationship with Hydro-Quebec Utility Company to be good.

In addition, Siemens Industry, Inc. and its affiliated companies accounted for 10% and 12% of our consolidated sales in 2014 and 2013,  respectively. Our pricing agreement with Siemens Industry, Inc. does not obligate Siemens Industry, Inc. to purchase transformers from us in quantities consistent with the past or at all. While the loss of a significant number of customers would have a material adverse effect on our business, aside from Hydro-Quebec Utility Company and Siemens Industry, Inc., we do not believe that the loss of any specific customer would have a material adverse effect on our business.

Marketing, Sales and Distribution

A substantial portion of the transformers manufactured by us, and most of the switchgear products we offer, are sold directly to customers by our 30 full-time marketing and sales personnel and 6 members of our executive management team operating from our office locations in the U.S. and Canada. Our products are also sold through our network of more than 50 independent sales agencies throughout North America that sell primarily to full-line electrical distributors and to maintenance, repair and overhaul organizations. Our direct sales force markets to end users and to third parties, such as original equipment manufacturers and engineering firms that prescribe the specifications and parameters that control the applications of our products.

Sales Backlog

Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. Our sales backlog as of December 31, 2014 was approximately $36.0 million, as compared to $24.4 million as of December 31, 2013. We anticipate that most of our current backlog will be delivered during 2015. Orders included in our sales backlog are represented by customer purchase orders and contracts that we believe to be firm.

Competition

We experience intense competition from a large number of electrical equipment manufacturers and from distributors and servicers of such equipment. The number and size of our competitors varies considerably by product line and service category, with many of our competitors tending to be small, highly specialized or focused on a certain geographic market area or customer. However, several of our competitors have substantially greater financial and technical resources than us, including some of the world’s largest electrical products and industrial equipment manufacturing companies. A representative list of our competitors in our T&D Solutions segment includes ABB Ltd., Carte International, Inc., Eaton Corporation plc, General Electric Company, Schneider Electric SA, Hammond Power Solutions Inc., Howard Industries, Inc. and Partner Technologies, Inc. In the sale of onsite power systems and service, our Critical Power Solutions segment competes with larger, more established regional companies that represent Caterpillar, Cummins, Kohler and other generator manufacturers, as well as with providers of switchgear including Emerson Electric Company,  GE Zenith, IEM Power Systems, Inc., Regal Beloit Corporation and Russelectric Inc.

We believe that we compete primarily on the basis of technical support and application expertise, engineering, manufacturing and service capabilities, equipment rating, quality, scheduling and price. In all our businesses, our objective is to focus our efforts on more specialized, challenging and complex applications. Accordingly, a critical element to the success of our business is responsiveness and flexibility in providing custom-engineered solutions to satisfy customer needs. We believe that our strongest product niches are in the manufacture and design of small power and distribution electrical transformers, custom-manufactured panelboard and switchboard products and in paralleling switchgear solutions for on-site power applications serving data centers, hospitals and other businesses with critical power needs. As a result of our long-time presence in the industry, we possess a number of special designs and libraries of programming code for our equipment that were engineered and developed specifically for our customers. We believe these factors give us a competitive advantage and that they are a major contributor to our frequency of repeat customer orders and the longevity of our customer relationships.

Raw Materials and Suppliers

The principal raw materials purchased by us are core steel, copper wire, aluminum strip, insulating materials including transformer oil and sheet metal. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses, protectors and circuit breakers. These raw materials and components are available from and supplied by numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We attempt to minimize the effect on our profit margins of unanticipated changes in the prices of raw materials by including index clauses in our customer contracts that allow us to increase or reduce our prices if the costs of raw materials unexpectedly rise or decrease. Approximately 30% of our annual sales are made pursuant to contracts that contain such index clauses, which, subject to various formulae and limitations, permit us to adjust the final prices we charge. We do not anticipate any significant difficulty in satisfying our raw material requirements on reasonable terms and have not experienced any such difficulty in the past several years. Our largest suppliers during 2014 included Essex Group, Inc., National Material L.P., Three D Metals Canada Inc., Metelec Ltée and Rea Magnet Wire Co. Inc.

Employees

At December  31, 2014, we had 474 employees consisting of 151 salaried staff and 323 hourly workers. We also had two part-time employees. Our hourly employees located at our plant in Farnham, Quebec, Canada are covered by a collective bargaining agreement with a provincial labor union that expires in March 2017. Our hourly employees located at our plant in Granby, Quebec, Canada are covered by a collective bargaining agreement with the United Steel Workers of America Local 9414 that expires in May 2015. The hourly employees located at our manufacturing facility in Reynosa, Mexico are also covered by a collective bargaining agreement with a local labor union that has an indefinite term, subject to annual review and negotiation of key provisions. In addition, certain of our hourly employees located at our manufacturing facility in Santa Fe Springs, California are covered by a collective bargaining agreement with Local Union 1710 of  the International Brotherhood of Electrical Workers, AFL-CIO with an initial term ending in February 2016, with automatic one year renewals thereafter unless terminated earlier by either party for review and negotiation of key provisions.  We consider our relationship with our employees to be good.

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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2014 and our other periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

Risks Relating to Our Business and Industry

We are vulnerable to economic downturns in the commercial construction market, which may reduce the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.

A large portion of our business involves sales of our products in connection with commercial and industrial construction. Our sales to this sector are affected by the level of discretionary business spending. During economic downturns in this sector, the level of business discretionary spending may decrease. This decrease in spending will likely reduce the demand for some of our products and may adversely affect our sales, earnings, cash flow or financial condition.

The commercial and industrial building and maintenance sectors began to experience a significant decline in 2008. The downturn in these segments contributed to a decline in the demand for our T&D Solutions, particularly our standard distribution transformers and general purpose switchgear products, as well as a decline in demand for power generation equipment distributed by our Critical Power Solutions reporting unit. We cannot predict the timing, duration or severity of another such downturn in these segments which may adversely impact sales, earnings and cash flow.

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

Our industry is highly competitive.

The electrical equipment manufacturing industry is highly competitive. Principal competitors in our markets include ABB Ltd., Carte International, Inc., Eaton Corporation plc, Emerson Electric Company, General Electric Company, Hammond Power Solutions Inc., Howard Industries, Inc., Partner Technologies, Inc., Russelectric, Inc. and Schneider Electric SA. Many of these competitors, as well as other companies in the broader electrical equipment manufacturing and service industry where we expect to compete, are significantly larger and have substantially greater resources than we do and are able to achieve greater economies of scale and lower cost structures than us and may, therefore, be able to provide their products and services to customers at lower prices than we are able to. Moreover, our competitors could develop the expertise, experience and resources to offer products that are superior in both price and quality to our products. While we seek to compete by providing more customized, highly-engineered products, there are few technical or other barriers to prevent much larger companies in our industry from putting more emphasis on this same strategy. Similarly, we cannot be certain that we will be able to market our business effectively in the face of competition or to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base. Our inability to manage our business in light of the competitive forces we face could have a material adverse effect on our results of operations.

Because we currently derive a significant portion of our revenues from two customers, any decrease in orders from these customers could have an adverse effect on our business, financial condition and operating results.

We depend on Hydro-Quebec Utility Company and Siemens Industry, Inc. for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company or Siemens Industry, Inc., has, in the past, had a significant impact on our results of operations. In particular, Hydro-Quebec Utility Company represented approximately 13%  and 19% of our net sales in the years ended December 31, 2014 and 2013, respectively. In addition, Siemens Industry, Inc. accounted for 10% and 12% of our net sales in the years ended December 31, 2014 and 2013, respectively. Our long term supply agreement with Hydro-Quebec Utility Company has an initial term expiring in February 2017, and a one-year extension option at Hydro-Quebec Utility Company’s election. We therefore cannot assure you that Hydro-Quebec Utility Company will continue to purchase transformers from us in quantities consistent with the past or at all. In addition, our pricing agreement with Siemens Industry, Inc. does not obligate Siemens Industry, Inc. to purchase transformers from us in quantities consistent with the past or at all. If either of these customers was to significantly cancel, delay or reduce the amount of business it does with us for any reason, there would be a material adverse effect on our business, financial condition and operating results.

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

Any acquisitions that we have completed, or may complete in the future, may not perform as planned and could disrupt our business and harm our financial condition and operations.

In an effort to effectively compete in the specialty electrical equipment manufacturing and service businesses, where increasing competition and industry consolidation prevail, we have sought to acquire complementary businesses in the past and will continue to do so in the future. In the event of any future acquisitions, we could:

•

issue additional securities that would dilute our current stockholders’ percentage ownership or provide the purchasers of the additional securities with certain preferences over those of common stockholders, such as dividend or liquidation preferences;

•	incur debt and assume liabilities; and
•	incur large and immediate write-offs of intangible assets, accounts receivable or other assets.

These events could result in significant expenses and decreased revenue, which could adversely affect the market price of our common stock. In addition, integrating product and service acquisitions and completing any future acquisitions involve numerous operational and financial risks. These risks include difficulty in assimilating acquired operations, diversion of management’s attention, and the potential loss of key employees or customers of acquired operations. Furthermore, companies acquired by us may not generate financial results consistent with our management’s plans at the time of acquisition.

For example, in mid-2010 we acquired substantially all the assets and the capital stock of a company to form Pioneer Wind Energy Systems Inc., a business that sought to provide project integration solutions, including equipment sales, procurement, after-sales services and financing to community wind and industrial customers. In September 2011, following weak domestic wind energy market conditions, combined with our inability to effectively redesign this business’ operating model, we decided to discontinue this business. On a cumulative basis, from formation through to the discontinuation of Pioneer Wind Energy Systems Inc., our results from operations were impacted by a cumulative net loss of $3.0 million. Also, in July 2011, we acquired all the capital stock of Bemag Transformer Inc., a Quebec-based manufacturer of low and medium voltage dry-type transformers and custom magnetics.   During the fourth quarter and year ended December 2014, the Bemag reporting unit had lower sales and cash flows than previously projected and its business outlook turned significantly more challenging during the fourth quarter.  As a result, the reporting unit recognized $1.4 million in non-cash charges for goodwill and intangible asset impairments that were driven primarily by a downturn in Canada’s natural resource sector and expected future capital spending on products manufactured by the reporting unit. This downturn accelerated dramatically during the fourth quarter of 2014 as measured by the price of oil, and a devaluation of the Canadian dollar, the latter of which directly resulted in higher costs for the reporting unit’s key raw material inputs. These developments in the fourth quarter of 2014, coupled with increased competition and higher bad debt expense related to customer insolvencies, also followed a $3.0 million investment by us to expand the reporting unit’s facilities and production capacity which was completed in 2013. Accordingly, we revised our outlook and valuation of the reporting unit, and the consequential impairment charges reflect an updated forecast that assumes a slower rate of revenue growth and lower near-term profit margins than anticipated at the time the reporting unit was acquired in 2011.

We may not be able to expand our business through strategic acquisitions, and internal growth initiatives facilitated by acquisitions, which could decrease our profitability.

A key element of our strategy is to pursue strategic acquisitions that either expand or complement our business in order to increase revenue and earnings. We may not be able to identify additional attractive acquisition candidates on terms favorable to us or in a timely manner. We may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to us, if at all. Moreover, we may not be able to integrate any acquired businesses into our business or to operate any acquired businesses profitably. Recently acquired businesses may operate at lower profit margins, which could negatively impact our results of operations. Each of these factors may contribute to our inability to grow our business through strategic acquisitions, which could ultimately result in increased costs without a corresponding contemporary increase in revenues, which would result in decreased profitability.

For example, our Pioneer CEP reporting unit, which was established through an acquisition in August 2013, generated an operating loss of approximately $1.2 million during the year ended December 2014. In addition, our strategic sales group, initiated in March 2013 to market the full breadth of our company-wide solutions to increase our penetration of certain sales channels and end markets, generated an operating loss of $0.7 million during the year ended December 2014. While we believe these operations are instrumental to enhancing our long-term revenue and earnings growth, there can be no assurance that they will scale to profitability in the timeframes anticipated by us or at all.

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

Approximately one-third of our 2015 revenue and a significant portion of our expenditures are expected to be derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and earnings. For example, if the Canadian dollar appreciates relative to the U.S. dollar, the fluctuation will result in a positive impact on the revenues that we report. However, if the Canadian dollar depreciates relative to the U.S. dollar, which was especially the case during 2014, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported consolidated sales even though we may have experienced an increase in sales transacted in the Canadian dollar. Conversely, the impact of currency fluctuations may result in an increase in reported consolidated sales despite declining sales transacted in the Canadian dollar. The exchange rate from the U.S. dollar to the Canadian dollar has fluctuated substantially in the past and may continue to do so in the future. Though we may choose to hedge our exposure to foreign currency exchange rate changes in the future, there is no guarantee such hedging, if undertaken, will be successful.

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

Our raw material costs represented approximately 60% of our revenues for the years ended December 31, 2014 and 2013, respectively. The principal raw materials purchased by us are electrical core steel, copper wire, aluminum strip and insulating materials including transformer oil. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors. These raw materials and components are available from, and supplied by, numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our raw materials in the future.

Our Critical Power Solutions segment, through our wholly-owned subsidiary Titan Energy Systems Inc., currently derives a significant portion of its revenues pursuant to a distributor agreement with Generac Power Systems Inc.; a termination or expiration of our distributor agreement with Generac Power Systems Inc., or any reduction in market acceptance of products sold by us pursuant to the distributor agreement could have an adverse effect on our financial condition and operating results.

Under the terms of our distributor agreement with Generac Power Systems Inc., we are responsible for marketing, distributing and servicing the Generac Industrial Power line of products in the states Minnesota, Iowa and Nebraska. Our agreement has an initial term expiring on March 31, 2016, and automatically expires unless extended by Generac, with 90 days’ prior notice, for consecutive additional two-year (2) periods beyond the expiration of the then current term. Approximately 40% of Titan’s business involves the sale of Generac Industrial Power products. As such, Titan’s business is dependent on market acceptance of Generac products. We believe that Generac has a solid reputation as a manufacturer, with excellent brand recognition and customer support and a growing market share in many of the markets it serves. However, there can be no assurance that Generac will be able to maintain its reputation and grow its market position in the future. If Generac is unsuccessful in developing and enhancing its product lines to meet evolving and sophisticated customer needs, is unable to maintain the quality of its products, or if it is unable to provide its products at competitive prices, the market acceptance for Generac products may deteriorate over time. Any resulting decrease in the demand for Generac products could have a material adverse impact on our business, results of operations and future prospects.

We are also dependent on Generac for the timely supply of parts and equipment to fulfill its deliveries to our customers and meet the requirements of our service maintenance contracts. From time to time, during periods of intense demand, Generac finds it necessary to allocate its supply of particular products among its dealers. Such allocations of supply have not, in the past, proven to be a significant impediment to us in conducting our business. However, there can be no assurance that Generac will continue to supply its products in the quantities and timeframes required by our customers.  While delays in the availability of product supply in sufficient quantities may adversely affect our business, results of operations and financial condition, historically this has not been an issue for us.

Our Bemag Transformer business unit currently derives a significant portion of its revenues from three electrical distributor groups; any decrease in orders from these distributors could have an adverse effect on Bemag Transformer Inc.’s financial condition and operating results.

Bemag Transformer Inc. depends on three electrical distributor groups for a large portion of its business, and any change in the level of orders from these distributors, has, in the past, had a significant impact on Bemag Transformer Inc.’s results of operations. Collectively, purchases from these distributor groups represented approximately 43% of Bemag Transformer Inc.’s sales in 2014 and approximately 6% of our sales on a consolidated basis. We expect aggregate sales to these distributor groups to continue to represent less than 10% of our consolidated sales in 2015. Our Bemag Transformer Inc. subsidiary has pricing and rebate agreements with these distributor groups that are negotiated annually and, if the pricing and rebate agreements are modified or not renewed in future periods or are less favorable than those offered by competitors, we cannot assure you that these distributor groups will continue to purchase transformers from us in quantities consistent with the past or at all. If any of these distributor groups were to influence our customers to cancel, significantly delay or reduce the amount of business they do with Bemag Transformer Inc., there could be a material adverse effect on our business, financial condition and operating results. Moreover, although Bemag Transformer Inc. has agreements for the sale of its products through these three distributor groups, these agreements do not obligate the groups to distribute transformers from Bemag Transformer Inc. in quantities consistent with the past or at all. If any of these distributor groups were to become insolvent, our business, financial condition and operating results could also be materially adversely affected.

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

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2014, our order backlog was $36.0 million. Orders included in our backlog are represented by customer purchase orders and service contracts that we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new customer orders received by us during a given period. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

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

Approximately 60% of our workforce is unionized. Our current collective bargaining agreements with our unionized workforces in Canada expire in May 2015, in the case of Pioneer Transformers Ltd., and in the case of Bemag Transformer Inc., expires in March 2017. We have similar labor agreements with our unionized workforce in Reynosa, Mexico that has an indefinite term, subject to annual review and negotiation of key provisions.  In addition, certain of our hourly employees located at our manufacturing facility in Santa Fe Springs, California are covered by a collective bargaining agreement with Local Union 1710 of  the International Brotherhood of Electrical Workers, AFL-CIO with an initial term ending in February 2016, with automatic one year renewals thereafter unless terminated earlier by either party for review and negotiation of key provisions.  If we are unable to renew our collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

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

Provident Pioneer Partners, L.P., which is controlled by Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, beneficially owns approximately 61.6% of our outstanding common stock as of April 1, 2015. As a result of this stock ownership, Provident Pioneer Partners, L.P. and Mr. Mazurek can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Provident Pioneer Partners, L.P. and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of us as a whole.

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

We have identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting or effective disclosure controls, this could have a material adverse effect on our business.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, and as discussed in Item 9A “Controls and Procedures”, we concluded there were material weaknesses in the design and operating effectiveness of our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

We cannot assure you that we will be able to remediate our existing material weaknesses in a timely manner, if at all, or that in the future additional material weaknesses will not exist, reoccur or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business. If our efforts to remediate these material weaknesses, as described in Item 9A “Controls and Procedures”, are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures. Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock by the Nasdaq Capital Market, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity. Furthermore, if we continue to have these existing material weaknesses, other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Location	Description	Approximate Square Footage	Owned or Lease Expiration Date
Granby, Quebec	Manufacturing and administration	50,000	Owned
Farnham, Quebec	Manufacturing and administration	69,000	Owned
Reynosa, Mexico	Manufacturing	52,000	March 2016
Santa Fe Springs, California	Manufacturing, sales, engineering and administration	40,000	August 2018
Brooklyn Park, Minnesota	Manufacturing, sales, engineering and administration	16,000	March 2016
Eden Prairie, Minnesota	Sales, service and administration	9,400	January 2016
Des Moines, Iowa	Sales and service	1,400	September 2016
Omaha, Nebraska	Sales and service	1,600	Month-to-month
Bernardsville, New Jersey	Sales and service	1,700	July 2016
Miami, Florida	Sales and service	2,400	August 2016
Pharr, Texas	Distribution warehouse	22,000	August 2015
Franklin, Wisconsin	Sales, marketing, engineering and administration	5,000	December 2018
Mississauga, Ontario	Sales and engineering	1,400	July 2016
Fort Lee, New Jersey	Corporate management and sales office	1,400	July 2015

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

ITEM 3.   LEGAL PROCEEDINGS.

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. We are not presently a party to any material legal proceedings nor are we aware of any such threatened or pending litigation that we believe could have a materials adverse effect on our business, financial condition or operating results.  See Note 15 ‒ Commitments and Contingencies included in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Capital Market under the symbol “PPSI” since September 19, 2013. Prior to that time, it was quoted on the OTCQB. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCQB and the Nasdaq Capital Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year	Period	High	Low
2013	First Quarter Ended March 31	$5.60	$5.60
	Second Quarter Ended June 30	6.30	5.75
	Third Quarter Ended September 30	8.25	4.55
	Fourth Quarter Ended December 31	10.35	6.90

2014	First Quarter Ended March 31	10.35	8.60
	Second Quarter Ended June 30	9.55	8.30
	Third Quarter Ended September 30	8.41	7.31
	Fourth Quarter Ended December 31	9.26	7.50

The last reported sales price of our common stock on the Nasdaq Capital Market on April 1, 2015, was $8.58 per share. As of April 1, 2015, there were 42 holders of record of our common stock.

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

Overview and Recent Events

We manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. We are headquartered in Fort Lee, New Jersey and operate from thirteen additional locations in the U.S., Canada and Mexico for manufacturing, service, centralized distribution, engineering, sales and administration.

On March 6, 2013, through our wholly-owned subsidiary Pioneer Critical Power Inc., we acquired substantially all of the assets and assumed certain liabilities of Power Systems Solutions, Inc., a Minneapolis-based provider of paralleling switchgear and engine generator controls used in on-site backup power and distributed generation applications.

On August 19, 2013, we hired all the employees and acquired all the machinery and equipment, certain inventory assets and all of the intellectual property of Pico Electrical Equipment, Inc. and Pico Metal Products, Inc. to form Pioneer CEP, a Los Angeles-based manufacturer of electrical switchboards, panelboards and custom electrical enclosures.

On September 24, 2013, we completed an underwritten public offering of 1,265,000 shares of our common stock at a gross sales price of $7.00 per share, resulting in net proceeds to us of approximately $7.9 million, after deducting underwriting discounts and commissions and other offering expenses.

On December 2, 2014, we acquired voting control of Titan Energy Worldwide, Inc., a Minneapolis-based provider of sales and service for commercial and industrial-scale onsite power systems, including generators and associated switching equipment. On December 31, 2014, through a newly formed Nevada corporation and wholly-owned subsidiary, we completed a short form merger to acquire 100% of Titan Energy Worldwide, Inc. As a result of the foregoing transactions,  Titan Energy Worldwide, Inc. ceased to be a public reporting company and its common stock is no longer quoted for trading.

In connection with the acquisition of Titan in 2014, we realigned our operations into two reportable segments: Transmission & Distribution Solutions and Critical Power Solutions.  Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. These solutions are marketed principally through our Pioneer Transformers Ltd., Jefferson Electric, Inc. and Pioneer CEP brand names. Our Critical Power Solutions business provides customers with sophisticated power generation equipment, switchgear, related electrical distribution infrastructure,  preventative maintenance services and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minneapolis, currently doing business under the Pioneer Critical Power Inc. and Titan Energy Systems Inc. (“Titan”) brand names.

Foreign Currency Exchange Rates

Although we report our results in accordance with U.S. GAAP and in U.S. dollars, two of our business units are Canadian operations whose functional currency is the Canadian dollar.  As such, the financial position, results of operations, cash flows and equity of these operations are initially consolidated in Canadian dollars. Their assets and liabilities are then translated from Canadian dollars to U.S. dollars by applying the foreign currency exchange rate in effect at the balance sheet date, while the results of their operations and cash flows are translated to U.S. dollars by applying weighted average foreign currency exchanges rates in effect during the reporting period. The resulting translation adjustments are included in other comprehensive income or loss.

The following table provides actual end of period exchange rates used to translate the financial position of our Canadian operations at the end of each period reported. The average exchange rates presented below, as provided by the Bank of Canada, are indicative of the weighted average rates we used to translate the revenues and expenses of our Canadian operations into U.S. dollars (rates expressed as the number of U.S. dollars to one Canadian dollar for each period reported):

	2014			2013
	Balance Sheet	Statements of Operations and Comprehensive Income		Balance Sheet	Statements of Operations and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.9046	$0.9062	$0.9062	$0.9843	$0.9912	$0.9912
June 30	$0.9372	$0.9170	$0.9116	$0.9508	$0.9771	$0.9842
September 30	$0.8929	$0.9180	$0.9137	$0.9706	$0.9629	$0.9769
December 31	$0.8620	$0.8805	$0.9051	$0.9402	$0.9526	$0.9708

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include pension expense, inventory provisions, useful lives and impairment of long-lived assets, warranty accruals, income tax provision, goodwill impairment analysis, stock-based compensation, allowance for doubtful accounts and estimates related to purchase price allocation. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Revenue Recognition. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery occurs, (3) the sales price is fixed or determinable, (4) collectability is reasonably assured and (5) customer acceptance criteria, if any, has been successfully demonstrated. Revenue is recognized on the sale of goods, when the significant risks and rewards of ownership have been transferred to the buyer upon delivery, provided that the Company maintains neither managerial involvement to the degree usually associated with ownership, nor effective control over the goods sold. There are no further obligations on the part of the Company subsequent to revenue recognition, except when customers have the right of return or when the Company warrants the product. The Company records a provision for future returns, based on historical experience at the time of shipment of products to customers. The Company warrants some of its products against defects in design, materials and workmanship for periods ranging from one to three years depending on the model. The Company records a provision for estimated future warranty costs based on the historical relationship of warranty claims to sales at the time of shipment of products to customers. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve for actual experience.

Inventories.  We value inventories at the lower of cost or market. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. We also continually evaluate the composition of our inventory and identify obsolete, slow-moving and excess inventories. Inventory items identified as obsolete, slow-moving or excess are evaluated to determine if reserves are required. If we were not able to achieve our expectations of the net realizable value of the inventory at current market value, we would have to adjust our reserves accordingly. We attempt to accurately estimate future product demand to properly adjust inventory levels for our standard products. However, significant unanticipated changes in demand could have a significant impact on the value of inventory and of operating results.

Impairment of Long-Lived Assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in operating income in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our long-lived assets and other intangibles and periodically review these estimates to determine whether these lives are appropriate.

Intangible Assets.  Goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist. The evaluation requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss. Both steps of the goodwill impairment testing involve significant estimates.

The costs of intangible assets with determinable useful lives are amortized over their estimated useful lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and the lives of intangible assets with determinable lives may be adjusted.

Income Taxes. We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the deferred tax asset recorded as of December 31, 2014, is realizable through future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

Changes in Accounting Principles

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on our financial statements.

No significant changes in accounting principles were adopted during 2013 and 2014.

RESULTS OF OPERATIONS

Overview of 2014 Operating Results

Selected financial and operating data for our reportable business segments for the most recent two years is summarized below. This information, as well as the selected financial data provided in Note 15 and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K, should be referred to when reading our discussion and analysis of results of operations below. Our summary operating results during the years ended 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Revenues
T&D Solutions	$85,892	$86,895
Critical Power Solutions	6,299	1,267
Consolidated	92,191	88,162
Cost of sales
T&D Solutions	68,984	65,548
Critical Power Solutions	5,038	844
Consolidated	74,022	66,392
Gross profit	18,169	21,770
Selling, general and administrative expenses	14,691	14,294
Depreciation and amortization expense	531	425
Foreign exchange gain	(205)	(83)
Impairment of goodwill	1,171	-
Impairment of intangible assets	231	-
Total operating expenses	16,419	14,636
Operating income	1,750	7,134
Interest expense	582	754
Other expense	913	428
Earnings before income taxes	255	5,952
Provision for income taxes	523	682
Net earnings (loss)	$(268)	$5,270

Backlog.  Our order backlog at December 31, 2014 was $36.0 million, as compared to $27.6 million at September 30, 2014 and $24.4 million at December 31, 2013. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2015. The following table represents our backlog by reporting segment for the periods ended as indicated (in thousands):

	Year Ended December 31,
	2014	2013
T&D Solutions	$25,854	$22,648
Critical Power Solutions	10,150	1,762
Total order backlog	$36,004	$24,410

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2014	2013	Variance	%
T&D Solutions
Transformers	$81,275	$86,339	$(5,064)	(5.9)
Switchgear	4,617	556	4,061	730.4
	85,892	86,895	(1,003)	(1.2)
Critical Power Solutions
Equipment	5,438	1,249	4,189	335.4
Service	861	18	843	pos.
	6,299	1,267	5,032	397.1
Total revenue	$92,191	$88,162	$4,029	4.6

For the year ended December 31, 2014, our consolidated revenue increased by $4.0 million, or 4.6%, to $92.2 million, up from $88.2 million during the year ended December 31, 2013.

T&D Solutions. Revenue from our transformer product lines decreased by $5.1 million, or 5.9%, driven by lower sales from our Canadian operations (down 12.4%, or approximately 4.8% on a constant currency basis). This decline was primarily due to cyclically lower spending in 2014 by our two largest utility customers, down from all-time high levels of spending by each of them in 2013. Our sales in Canada were also impacted by a number of large, unrepeatable project-based orders delivered in 2013, particularly in the oil and gas sector, that were not fully replaced in 2014. Partially offsetting the Canadian market decline was a 7.0% increase in sales to U.S. customers. The U.S. sales increase was led by significant growth in our OEM solutions (up 29%, or approximately $2.1 million), and only partially offset by softer demand (down 2%) for our low voltage, general purpose products.

The $4.1 million increase in our sales of T&D switchgear was primarily the result of including a full year of Pioneer CEP in our 2014 revenue as opposed to approximately three months in 2013. We established Pioneer CEP through a factory acquisition on August 19, 2013, and its rapid growth reflects our strategy to make it an important participant in the California market and surrounding regions, while also serving as a manufacturing center to support the activities of our other business units.

Critical Power Solutions. The $5.0 million increase in our Critical Power segment revenue was driven both by the timing of acquisitions and by internal growth. The reporting segment was established through the acquisition of a company we renamed Pioneer Critical Power on March 6, 2013, followed by the acquisition of Titan on December 2, 2014. Both businesses are headquartered in Minneapolis and their operations are now directed by a single management team.  Pioneer Critical Power Inc. accounted for $3.3 million of segment revenue growth during the year ended December 31, 2014, and the remaining revenue increase of $1.7 million was attributable to Titan.

The increase in Pioneer Critical Power revenue was due primarily to the completion of six major orders for our paralleling switchgear solutions (mostly for data center projects), as compared to only two large projects completed in 2013. Our 2014 revenue from these projects also includes a large component attributable to the sale of gensets provided to two of the projects, packaged together with our paralleling switchgear. Revenue from our Titan acquisition during the month of December 2014 included $1.0 million of power generation equipment sales (principally comprised of products from Generac’s Industrial Power line), together with $0.7 million of service program revenue to regional and national account customers.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2014	2013	Variance	%
T&D Solutions
Gross profit	$16,908	$21,347	$(4,439)	(20.8)
Gross margin %	19.7	24.6	(4.9)

Critical Power Solutions
Gross profit	1,261	423	838	197.7
Gross margin %	20.0	33.4	(13.4)

Consolidated gross profit	$18,169	$21,770	$(3,601)	(16.5)
Consolidated gross margin %	19.7	24.7	(5.0)

For the year ended December 31, 2014, our gross margin percentage was 19.7% of revenues, compared to 24.7% during the year ended December 31, 2013. The 5.0% decrease in our consolidated gross margin percentage is explained predominantly by the results of our T&D Solutions segment.

T&D Solutions. The 4.9% decrease in our T&D Solutions gross margin resulted primarily from lower transformer sales and an unfavorable shift in our sales mix that included fewer custom-engineered, large transformers used in industrial and large commercial applications, primarily in Canada. This was particularly the case within our higher-margin, liquid-filled product categories, which comprised just 46% of our T&D segment revenue during 2014, down from 52% in 2013. The decline in our T&D segment gross margin also reflects a less favorable product mix, marketing price pressure and lower production throughput at our Canadian dry-type transformer facility, including the operation’s inability to manage cost quickly in response.

During the fourth quarter of 2014, we accelerated a number of new product development initiatives, mainly directed to attract new OEM customers, to redesign several of our standard products and achieve greater profitability through use of contract manufacturers, as well as to make them comply with new Department of Energy efficiency standards coming into effect in 2016. The cost of these projects was recognized as period expense during 2014, thereby reducing our reported gross profit by approximately $0.5 million as compared to what was previously anticipated for the fourth quarter. Our T&D switchgear product sales grew rapidly and at a significantly improved gross margin during the year, but had minimal effect on our overall gross margin in 2014, as compared to 2013.

Critical Power Solutions. The 13.4% decrease in our Critical Power segment gross margin was driven primarily by two large projects completed in 2014. These projects included gensets and transformers packaged with the sale of our paralleling switchgear, representing $0.9 million of additional cost to procure these components from third parties and from within Pioneer, as compared to no such projects in 2013. Secondly, our 2014 segment gross margin includes one month of Titan’s results, representing approximately 27% of segment revenue for the year, and at a gross margin percentage of 14.5%.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2014	2013	Variance	%
T&D Solutions
Selling, general and administrative expense	$10,874	$11,316	$(442)	(3.9)
Depreciation and amortization expense	406	353	53	15.0
Foreign exchange (gain)	(201)	(83)	(118)	142.2
Impairment of goodwill	1,171	-	1,171	-
Impairment of intangible assets	231	-	231	-
Segment operating expense	$12,481	$11,586	$895	7.7

Critical Power Solutions
Selling, general and administrative expense	$1,496	$710	$786	110.7
Depreciation and amortization expense	76	57	19	33.3
Segment operating expense	$1,572	$767	$805	104.9

General corporate expense
Selling, general and administrative expense	$2,321	$2,268	$53	2.3
Depreciation expense	49	15	34	226.7
Foreign exchange (gain)	(4)	-	(4)	-
Segment operating expense	$2,366	$2,283	$83	3.6

Consolidated operating expense	$16,419	$14,636	$1,783	12.2

Selling, General and Administrative Expense. For the year ended December 31, 2014,  consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $0.4 million, or 2.8%, to $14.7 million, as compared to $14.3 million during the year ended December 31, 2013. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 15.9% in 2014, as compared to 16.2% in 2013.

The increase in our selling, general and administrative expense is attributable mostly to our Critical Power segment, where expenses increased by $0.8 million as compared to 2013. This increase consists of approximately $0.6 million related to the addition of new sales and engineering staff hired late in 2013 and throughout 2014. The remaining $0.2 million of increased expense resulted from the inclusion of Titan in our 2014 results for the month of December following completion of the acquisition.

Selling, general and administrative expense in our T&D Solutions segment declined by $0.4 million, or 3.9%, during the year ended December 31, 2014. The net decrease reflects salary and benefits expense that was $0.9 million higher during the 2014 period, mainly due to additional professional staff hired at our switchgear manufacturing location in Los Angeles. This increase was more than offset by lower variable selling expenses including freight and commissions ($0.7 million collectively), and by bad debt expense that was $0.6 million lower due primarily to the recovery of a large customer receivable during the fourth quarter of 2014, which receivable was more than one year old and deemed uncollectible during 2013.

Depreciation and Amortization Expenses.  Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and excludes amounts included in cost of revenue. Depreciation and amortization expense increased by $0.1 million during the year ended December 31, 2014, primarily due to increased recent investment in our new ERP system.

Foreign Exchange (Gain) Loss. For the year ended December 31, 2014, approximately 49% of our consolidated operating revenues were denominated in Canadian dollars, and the majority of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the year ended December 31, 2014, we recorded a gain of $0.2 million due to currency fluctuations, compared to a gain of approximately $0.1 million during the year ended December 31, 2013.

Impairment of Goodwill and Intangible Assets. Non-cash impairment charges totaling $1.4 million were recorded in the fourth quarter of 2014 related to the impairment of all the goodwill, and a portion of the intangible assets, associated with our Bemag Transformer business in Canada. The impairments are the result of Bemag’s operating loss for the year ended December 31, 2014, together with market-related pressure and execution challenges that have reduced and delayed our projections for revenue and cash flow in future periods. We do not expect that any of the impairment charges will result in future cash expenditures by us.

Operating Income (Loss)

The following table represents our operating income or loss by reportable segment for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	Variance	%
T&D Solutions	$4,428	$9,761	$(5,333)	(54.6)
Critical Power Solutions	(311)	(344)	33	(9.6)
General corporate expense	(2,367)	(2,283)	(84)	3.7
Total operating income	$1,750	$7,134	$(5,384)	(75.5)

T&D Solutions.  Excluding the effect of $1.4 million in non-cash charges for goodwill and intangible impairments during the year ended December 31, 2014, T&D segment operating income decreased by $4.0 million, or 41%. Approximately $3.4 million of this decrease in operating income was driven by lower sales and a lower gross margin earned by our Canadian operations, compounded by the adverse effect of foreign currency fluctuations and translation. The remaining $0.6 million decline in segment operating profit is attributable to our U.S. switchgear manufacturing plant which, as expected, generated a greater operating loss during the twelve months ended December 31, 2014, as compared to the three months it was included in our operating results during 2013.

Critical Power Solutions.  For reporting purposes, the Critical Power segment includes most of the selling, general and administrative expense attributable to our strategic sales group that was established in March 2013. Before the expense burden of our strategic sales group, the Critical Power segment generated operating income of $0.3 million during the year ended December 31, 2014, as compared to an operating loss of $0.2 million during the same period of the prior year, or an increase of $0.5 million including one month of Titan operations acquired in December 2014. This $0.5 million increase in segment operating income was offset by $0.4 million of incremental operating expense resulting from the expansion of our strategic selling group throughout 2013 and 2014.

General Corporate Expense. Our general corporate expense consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the year ended December 31, 2014, our general corporate expense increased $0.1 million, or 3.7%, primarily due to increased headcount.

Non-Operating Expense

Interest Expense. For the year ended December 31, 2014, our interest expense was $0.6 million, as compared to approximately $0.8 million for the year ended December 31, 2013.  The net decrease in our interest expense was due to lower average borrowings and the effect of currency translation on interest paid under our Canadian credit facilities during 2014, as compared to 2013. The aggregate outstanding balance of our total debt increased by approximately $8.8 million during the year ended December 31, 2014,  principally due to the acquisition of Titan during the last month of the year.

Other Expense. For the year ended December 31, 2014, our non-operating other expense of $0.9 million consists primarily of professional fees and costs incurred in connection with acquisitions, as compared to $0.3 million during the prior year. The remaining $0.1 million of other expense incurred during 2013 resulted mostly from a reduction in force affecting our dry-type transformer business.

Provision for Income Taxes. Our provision reflects an effective tax rate on earnings of 205% in 2014, as compared to 11.5% in 2013, as set forth below (dollars in thousands):

	Year Ended December 31,
	2014	2013	Variance
Earnings before income taxes	$255	$5,952	$(5,697)
Provision (benefit) for income taxes	523	682	(159)
Effective income tax rate %	205.1	11.5	193.6

The increase in our effective tax rate during 2014 was driven primarily by non-deductible impairment charges of $1.4 million related to a write-down of goodwill and intangibles. Without the effect of this non-cash charge, our effective tax rate would have been 31.6% during the year ended December 31, 2014.  Our effective tax rate during 2013 primarily reflects the recognition of a $1.0 million income tax benefit during the fourth quarter resulting from the amalgamation of Pioneer's Canadian legal entities into one corporation. These entities included our discontinued wind energy equipment business, whose accumulated tax losses became available for use by Pioneer's T&D Solutions businesses in Canada. Excluding the impact of this benefit, our effective income tax rate would have been 28.6%. Most of our taxable income was derived in Canada where we are subject to lower corporate tax rates relative to our U.S. operations.

Net Earnings and Loss Per Share

We generated a  net loss of $0.3 million for the year ended December 31, 2014, as compared to net earnings of $5.3 million during the year ended December 31, 2013. In 2014, our net loss per basic and diluted share was $0.04, as compared to net earnings of $0.84 during the year ended December 31, 2013.  Due to the public offering of our common stock in September 2013, we had approximately 0.9 million additional weighted average shares outstanding during 2014, as compared to 2013. Our net loss resulted primarily from a lower gross margin percentage, combined with $1.4 million of charges for goodwill and intangibles impairment and approximately $0.5 million of increased other expense incurred in connection with our acquisition activities as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

General. At December 31, 2014, we had cash and cash equivalents of approximately $3.8 million and total debt outstanding of $18.9 million. We have historically met our cash needs through a combination of cash flows from operating activities, bank borrowings under our revolving credit facilities and distributions between our U.S. and foreign subsidiaries. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities, funds generated from operations and cash available on hand should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided by Operating Activities. Cash provided by our operating activities was approximately $0.1 million during the year ended December  31, 2014,  compared to cash provided by our operating activities of $3.2 million during the year ended December  31, 2013. The principal elements of cash provided by operating activities during 2014 were $3.9 million of non-cash expenses consisting of depreciation and amortization, stock-based compensation,  amortization of financing costs, deferred taxes, pension costs and impairment charges.  These sources of cash during the period were mostly offset by a $0.3 million loss from operations, $3.2 million of cash used for working capital and $0.3 million of non-cash foreign currency remeasurement losses included in our net earnings.

Cash Used in Investing Activities. Cash used in investing activities during the year ended December 31, 2014 was approximately $1.8 million, as compared to $4.3 million during the year ended December 31, 2013.  During 2014, our cash used in investing activities included $0.9 million for an acquisition, and $0.2 million for a loan we made to a customer. During 2013, our cash used in investing activities included approximately $1.8 million for the expansion of our Canadian dry-type transformer manufacturing facility. In addition, during 2013 we used approximately $1.6 million of cash to finance acquisitions. Additions to our property, plant and equipment in the ordinary course of business were approximately $0.7 million and $0.9 million, respectively, during the years ended December 31, 2014 and 2013.

Cash Provided by Financing Activities. Cash provided by our financing activities was $5.7 million during the year ended December 31, 2014, as compared to cash provided by our financing activities of approximately $1.2 million during the year ended December 31, 2013.  During 2014, borrowings under our revolving credit facilities increased by $6.1 million, and we received $5.0 million in new long-term debt under our U.S. credit facilities. These funds were used primarily for the acquisition of Titan,  including $5.3 million to repay and/or purchase the company’s debt obligations, as well as to fund acquisition transaction costs, our working capital needs and make made principal repayments on our pre-existing long-term debt. During 2013, our cash provided by financing activities included approximately $7.9 million of net proceeds from a public offering of 1,265,000 shares of our common stock, offset by $4.3 million of cash used to reduce borrowings outstanding under our revolving credit facilities, $0.2 million for debt financing closing costs and net principal payments of approximately $2.1 million on our long-term debt.

Working Capital.  As of December 31, 2014, we had net working capital of $9.7 million, including $3.8 million of cash and equivalents, compared to net working capital of $13.8 million, including $0.4 million of cash and equivalents at December 31, 2013. Our current assets were approximately 1.4 times our current liabilities at December 31, 2014, as compared to 2.1 times at December 31, 2013. At December 31, 2014 and 2013, we had $5.4 million and $8.7 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Credit Facilities and Long-Term Debt

Canadian Credit Facilities

Our Canadian subsidiaries have maintained credit facilities with Bank of Montreal since October 2009. In June 2011, our wholly owned subsidiary Pioneer Electrogroup Canada Inc. entered into a letter loan agreement with Bank of Montreal (the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank.

Our Canadian Facilities provide for up to $22.0 million Canadian dollars (“CAD”) (approximately $17.6 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion, and a $10.0 million CAD term credit facility (“Facility C”) that financed a business acquisition and the purchase and expansion of its manufacturing facilities.

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

As of December 31, 2014, we had approximately $7.1 million in U.S. dollar equivalents outstanding under our Canadian Facilities and were in compliance with our financial covenant requirements. Our borrowings consisted of approximately $0.9 million outstanding under Facility A, $0.8 million outstanding under Facility B and $5.4 million outstanding under Facility C.

Subsequent to the close of the fiscal year ended December 31, 2014, in connection with an amendment to our United States Credit Facilities, we elected to prepay $5.0 million Canadian dollars (approximately $4.0 million expressed in U.S. dollars) of Facility C with cash available on-hand.

United States Credit Facilities

Our Jefferson Electric, Inc. subsidiary had a loan agreement with Johnson Bank that included a revolving credit facility with a borrowing base limit of $6.0 million. Effective as of October 31, 2012, the credit facility was extended for an additional year, with interest ranging from 2.25% to 3.50% above one month LIBOR, depending on Jefferson Electric, Inc.’s debt service coverage ratio.

On June 28, 2013, in connection with entering into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facilities”), we repaid all amounts outstanding under the Johnson Bank facility. The U.S. Facilities consist of a $10.0 million demand revolving credit facility that was used to repay Johnson Bank and will be used to finance ongoing operations.

On December 2, 2014, the U.S. Facilities were amended in order to provide a $5.0 million term loan facility that was used for the acquisition of Titan. The term loan facility has principal repayments becoming due on a five year amortization schedule.

The U.S. Facilities require us to comply with a two-step test of financial covenants. First, as measured on a consolidated basis, we must comply with a maximum funded debt to adjusted EBITDA ratio of (a) 3.15x for the quarter ended December 31, 2014 and the quarter ending March 31, 2015, (b) 3.25x for the quarter ending June 30, 2015, (c) 3.65x for the quarter ending September 30, 2015, and (d) 2.75x for the quarter ending December 31, 2015 and all testing periods thereafter. Secondly, if the funded debt to adjusted EBITDA tests above are met, and our fixed charge coverage ratio is at or above 1.10x for the quarter ended December 31, 2014, and at or above 1.25x for all testing periods thereafter, then no further compliance tests are required.

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

As of December 31, 2014, we had $11.0 million of borrowings outstanding under the U.S. Facilities and were in compliance with its financial covenant requirements.

Nexus Promissory Note

On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. In December 2013, we elected to make a $250,000 advance payment against the Nexus Promissory Note. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. During the fourth quarter of 2013, we prepaid $250,000 of the term loan and as of December 31, 2014, there was approximately $0.6 million outstanding.

Pico Promissory Note

On August 19, 2013, in connection with the acquisition of certain assets from Pico Electrical Equipment, Inc. and Pico Metal Products, Inc., our Pioneer CEP subsidiary issued a $455,000 non-interest bearing promissory note to the sellers of the assets. The promissory note was payable in six installments of principal ending on June 19, 2014. In addition, we also entered into a guaranty agreement to guarantee the obligations of Pioneer CEP under the promissory note. As of December 31, 2014, the promissory note had been repaid in full.

Titan Notes Payable

In connection with the acquisition of Titan, we assumed obligations to repay the remaining holders of unsecured notes. As of December 31, 2014, an aggregate principal amount of $260,000 remained outstanding.

Capital Lease Obligations

As of December 31, 2014, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $0.7 million during the year ended December 31, 2014, as compared to $2.7 million during the year ended December 31, 2013. Our 2014 capital expenditures included approximately $0.2 million for the implementation of a  new ERP system, which project is ongoing. Our 2013 capital expenditures included approximately $1.8 million to complete the expansion of our dry-type transformer facility in Canada. Other than the continuation of our ERP system deployment, we have no major future capital projects planned, or significant replacement spending anticipated during 2015.

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

Off Balance Sheet Transactions and Related Matters

Other than operating leases, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

The information required by this Item is provided in “Note 2. Summary of Significant Accounting Policies” to our audited financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013 -11 was issued to promote consistency among financial statement issuers and amends ASC 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to ASU 2013-11, an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The revised guidance is effective for interim and annual periods beginning after December 15, 2013 with early adoption permitted. The Company adopted this guidance for our fiscal year beginning January 1, 2014. The adoption did not have a impact on our financial statements.

In May 2014, the FASB issued update 2014-09, ASC 606, Revenue from Contracts with Customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Management is still assessing the impact of adoption on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Pioneer Power Solutions, Inc.

Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheet of Pioneer Power Solutions, Inc., as of December 31, 2014 and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Power Solutions, Inc., at December 31, 2014, and the results of its operations and its cash flows for the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, NY
April 2, 2015

Consent of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pioneer Power Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc. (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2013 and the results of its operations, comprehensive income and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States.

/s/ Richter LLP

Montreal, Canada

March 14, 2014

1 CPA auditor, CA, public accountancy permit No. A106063

T. 514.934.3400 Richter LLP 1981 McGill College Mtl (Qc) H3A 0G6 www.richter.ca Montréal, Toronto ssss

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013
Revenues	$92,191	$88,162
Cost of goods sold	74,022	66,392
Gross profit	18,169	21,770
Operating expenses
Selling, general and administrative	15,222	14,719
Impairment of goodwill	1,171	-
Impairment of intangible assets	231	-
Foreign exchange gain	(205)	(83)
Total operating expenses	16,419	14,636
Operating income	1,750	7,134
Interest expense	582	754
Other expense	913	428
Earnings before income taxes	255	5,952
Provision for income taxes	523	682
Net (loss) earnings	$(268)	$5,270

Net (loss) earnings per common share:
Basic	$(0.04)	$0.84
Diluted	$(0.04)	$0.84

Weighted average common shares outstanding:
Basic	7,185	6,263
Diluted	7,185	6,298

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2014	2013
Net (loss) earnings	$(268)	$5,270
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,698)	(866)
Amortization of net prior service costs and net actuarial losses, net of tax	(198)	373
Other comprehensive (loss)	(1,896)	(493)
Comprehensive (loss) income	$(2,164)	$4,777

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$3,832	$425
Accounts receivable, net	13,101	9,739
Inventories, net	14,429	12,643
Income taxes receivable	474	65
Deferred income taxes	472	1,982
Prepaid expenses and other current assets	1,671	1,291
Total current assets	33,979	26,145
Property, plant and equipment, net	11,195	12,213
Noncurrent deferred income taxes	7,124	1,091
Other assets	1,143	1,129
Intangible assets, net	9,791	5,285
Goodwill	9,606	7,998
Total assets	$72,838	$53,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving credit facilities	$6,860	$795
Accounts payable and accrued liabilities	14,396	8,370
Current maturities of long-term debt and capital lease obligations	2,483	2,108
Income taxes payable	523	1,072
Total current liabilities	24,262	12,345
Long-term debt, net of current maturities	9,539	7,205
Pension deficit	351	213
Noncurrent deferred income taxes	7,852	3,306
Total liabilities	42,004	23,069
Commitments
Shareholders’ Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 7,405,962 and 7,172,255 shares issued and outstanding	7	7
Additional paid-in capital	18,370	16,164
Accumulated other comprehensive loss	(3,325)	(1,429)
Retained earnings	15,782	16,050
Total shareholders’ equity	30,834	30,792
Total liabilities and shareholders’ equity	$72,838	$53,861

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013
Operating activities
Net (loss) earnings	$(268)	$5,270
Depreciation	1,283	1,225
Amortization of intangibles	318	330
Amortization of deferred financing costs	120	78
Deferred tax expense (income)	461	(1,474)
Accrued pension	51	(589)
Stock-based compensation	226	228
Foreign currency remeasurement gain (loss)	(255)	384
Goodwill impairment	1,171	-
Intangible asset impairment	231	-
Changes in current operating assets and liabilities:
Accounts receivable	(1,322)	460
Inventories	(1,634)	1,912
Prepaid expenses and other assets	(251)	(571)
Income taxes	(1,318)	(33)
Accounts payable and accrued liabilities	1,282	(4,002)
Net cash provided by operating activities	95	3,218

Investing activities
Additions to property, plant and equipment	(723)	(2,693)
Business acquisitions, net of cash acquired	(884)	(1,601)
Note receivable	(206)	(30)
Net cash used in investing activities	(1,813)	(4,324)

Financing activities
Decrease in bank overdrafts	-	(1)
Increase (decrease) in revolving credit facilities	6,139	(4,312)
Increase in long-term debt	5,000	455
Repayment of long-term debt	(3,881)	(2,598)
Payment of deferred financing costs	(85)	(193)
Net proceeds from issuance of common stock	(15)	7,872
Repayment of financing obligation	(1,435)	-
Net cash provided by financing activities	5,723	1,223

Increase in cash and cash equivalents	4,005	117
Effect of foreign exchange on cash and cash equivalents	(598)	(159)

Cash and cash equivalents
Beginning of year	425	467
End of year	$3,832	$425

Supplemental cash flow information:
Interest paid	$478	$763
Income taxes paid, net of refunds	1,378	2,311
Issuance of common stock for acquisition of business	1,005	-
Issuance of common stock for repurchase of notes	990	-

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Shareholders' Equity

(Dollars in thousands)

					Accumulated
			Additional		other compre-	Total
	Common Stock		paid-in	Retained	hensive	shareholders'
	Shares	Amount	capital	earnings	income (loss)	equity
Balance - January 1, 2013	5,907,255	$6	$8,065	$10,780	$(936)	$17,915
Net Earnings	-	-	-	5,270	-	5,270
Stock-based compensation	-	-	228	-	-	228
Foreign currency translation adjustment	-	-	-	-	(866)	(866)
Pension adjustment, net of taxes	-	-	-	-	373	373
Issuance of common stock, net of transaction costs	1,265,000	1	7,739	-	-	7,740
Common stock offering underwriters' warrants	-	-	133	-	-	133
Balance - December 31, 2013	7,172,255	7	16,164	16,050	(1,429)	30,792
Net Loss	-	-	-	(268)	-	(268)
Stock-based compensation	-	-	226	-	-	226
Foreign currency translation adjustment	-	-	-	-	(1,698)	(1,698)
Pension adjustment, net of taxes	-	-	-	-	(198)	(198)
Other, net	-	-	(15)	-	-	(15)
Common stock issued for business acquisition	233,707	-	1,995	-	-	1,995
Balance - December 31, 2014	7,405,962	$7	$18,370	$15,782	$(3,325)	$30,834

The accompanying notes are an integral part of these consolidated financial statements

1.BUSINESS AND ORGANIZATION

Pioneer Power Solutions, Inc. (the “Company”), a Delaware corporation, manufactures, sells and services a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from thirteen additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

Acquisitions

On March 6, 2013, the Company’s wholly-owned subsidiary Pioneer Critical Power Inc. acquired substantially all the assets and assumed certain liabilities of Power Systems Solutions, Inc.,  a Minneapolis-based provider of paralleling switchgear and engine generator controls used in on-site backup and prime power applications.

On August 19, 2013, the Company’s wholly-owned subsidiary Pioneer Custom Electrical Products Corp., acquired all the machinery and equipment, certain inventory assets and all the intellectual property assets of Pico Electrical Equipment, Inc. and Pico Metal Products, Inc., a Los Angeles-based manufacturer of electrical switchboards, panelboards and custom electrical enclosures.

On December 2, 2014, the Company acquired voting control of Titan Energy Worldwide, Inc. (“Titan”),  a Minneapolis-based provider of sales and service for commercial and industrial-scale onsite power systems, including generators and associated switching equipment. On December 31, 2014, a subsidiary of the Company completed a short form merger with Titan Energy Worldwide, Inc. that resulted in 100% ownership by the Company.  See Note 4 – Acquisitions.

Nasdaq Listing

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

Segments

In determining reportable segments in accordance with ASC 280, Segment Reporting (“ASC 280”), the Company concluded that it has two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions.  Financial information about the Company’s segments is presented in Note 15  –  Business Segment, Geographic and Customer Information.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For the year ended December 31, 2014, the Company identified certain immaterial prior period errors that originated from the first, second and third quarters of 2014. These errors, all of which related to Cost of Goods Sold, were corrected for in the current year during the fourth quarter. The errors aggregated $0.9 million, of which the most significant item was a $0.5 million adjustment related to an invoice for a purchase order that was returned to the vendor for correction, and was not recorded into accrued accounts payable as of September. The remaining $0.4 million of pretax adjustments were attributable to incorrect standard costs being applied in the inventory system at the Company’s Bemag Transformer reporting unit. The cumulative effect of these errors was that gross profit, operating income and earnings before income taxes during the fourth quarter of 2014 were negatively impacted by $0.9 million, and the Company’s net earnings were reduced by $0.6 million, net of income taxes at statutory rates. Management evaluated these items in relation to the current period in which they were corrected, as well as the periods in which they originated, and concluded that such items are immaterial to the quarterly and annual financial statements.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include allowance for doubtful accounts, inventory provision, useful lives and impairment of long-lived assets, warranty accruals, income tax provision, goodwill impairment, stock-based compensation, cost of pension benefits and estimates related to purchase price allocation.

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

The following table provides detail of change in the Company's product warranty provision, which is a component of accrued liabilities on the consolidated balance sheets for the years ended December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Balance at beginning of year	$155	$211
Increase due to warranty expense	309	174
Deductions for warranty charges	(263)	(219)
Change due to foreign currency translation	(6)	(11)
Balance at end of year	$195	$155

Service revenue primarily consists of preventative maintenance and monitoring services, as well as the provision of after-market support related to equipment sales and project commissioning service revenue. Revenues from these services are recognized when the service is performed and the customer has accepted the work.

Cost of Goods Sold

Cost of goods sold for the T&D Solutions and Critical Power Solutions segments primarily includes charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and utilities related to production facilities and, where appropriate, an allocation of overhead.  Cost of goods sold for Critical Power Solutions also includes indirect labor and infrastructure cost related to the provision of field services, as well as engineering labor specific to the design and production of customer orders.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short‑term in nature or carry interest rates which are periodically adjusted to market rates. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, demand deposits and investments with an original maturity at the date of purchase of three months or less.

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written off when it receives them. Management considers the Company’s allowance for doubtful accounts, which was $0.6 million and $0.5 million as of December 31, 2014 and 2013, respectively, sufficient to cover any exposure to loss in its accounts receivable.

Long-Lived Assets

Depreciation and amortization for property, plant and equipment, and finite life intangible assets, is computed and included in cost of goods sold and in selling and administrative expense, as appropriate. Long-lived assets, consisting primarily of property, plant and equipment, are stated at cost less accumulated depreciation. Property, plant and equipment are depreciated using the straight line method, based on the estimated useful lives of the assets (buildings – 25 years, machinery and equipment - 5 to 15 years, computer hardware and software - 3 to 5 years, furniture & fixtures 5 to 7 years, leasehold improvements – term of lease). Depreciation commences once the assets are ready for their intended use.

Finite life intangible assets consist primarily of customer relationships in multiple categories that are specific to the businesses acquired and for which estimated useful lives were determined based on actual historical customer attrition rates. The Company’s other finite life intangible assets consist of non-compete agreements, which have defined terms, certain trademarks which the Company has elected to gradually discontinue, and internally-developed software. These finite life intangible assets are amortized by the Company over periods ranging from one to twenty years.

Long-lived and finite life intangible assets are reviewed for impairment whenever events or circumstances have occurred that indicate the remaining useful life of the asset may warrant revision or that the remaining balance of the asset may not be recoverable. In addition, finite life intangible assets are tested at least once annually on December 31 through quantitative analysis. Upon indications of impairment, or in the normal course of annual testing, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The measurement of possible impairment is generally estimated by the ability to recover the balance of an asset group from its expected future operating cash flows on an undiscounted basis. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value thereof. Determining asset groups and underlying cash flows requires the use of significant judgment.

Goodwill and Indefinite Life Intangible Assets

Goodwill was generated through the acquisitions made by the Company between 2010 and 2014.  As the total consideration paid exceeded the value of the net assets acquired, the Company recorded goodwill for each of the completed acquisitions.  At the date of acquisition, the Company performed a valuation to determine the value of the intangible assets, and the allocation of the purchase price to the assets and liabilities acquired.  The goodwill is attributable to synergies and economies of scale provided to us by the acquired entity.

The Company tests its goodwill and indefinite-lived intangible asset for impairment at least annually (as of December 31) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of its segments; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible asset and the Company’s consolidated financial results.

The Company tests its goodwill for impairment at the business (reporting) unit level, which is one level below its operating segments.  The goodwill has been assigned to the reporting unit to which the value relates.  Five of the Company's nine reporting units have goodwill. The Company tests goodwill by estimating the fair value of the reporting unit using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis. A quantitative analysis is used to determine an estimated fair value representing the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value of each reporting unit is derived using a discounted cash flow method based on market and reporting unit-specific assumptions, including estimated future revenues and expenses, weighted average cost of capital, capital expenditures, the useful life over which cash flows will occur and other assumptions which are considered reasonable and inherent in discounted cash flow analysis. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment.

Indefinite life intangible assets consist primarily of trademarks. The fair value of these assets are determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability.

During the Company's annual impairment tests of goodwill and indefinite-lived intangible assets, management identified potential impairment. The Company's management then determined that, by use of quantitative methods for testing, the Bemag Transformer Inc. (“Bemag”) business unit assets were impaired and recognized an impairment charge of approximately $1.2 million related to goodwill and $0.2 million related to definite-lived  intangible assets as the carrying value of the Bemag business unit was in excess of its fair value. If Bemag Transformer’s projected long-term sales growth rate, profit margins or terminal rate continue to change, or the assumed weighted-average cost of capital is considerably higher, future testing may indicate additional impairment in this reporting unit and, as a result, the remaining assets may also be impaired. See Note 7  ‒ Goodwill and Other Intangible Assets for further information.

Foreign Currency Translation

The functional currency for the Companies foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. dollar have been translated into U.S. dollars. All assets and liabilities of foreign operations are translated into U.S. dollars using year-end exchange rates, and all revenues and expenses are translated at weighted average rates during the respective period. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity.

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax asset recorded as of December 31, 2014, is realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase earnings for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s judgments and tax filings are subject to audit by various taxing authorities.

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

Additionally, ASC 740 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws.  See Note 13 ‒ Income Taxes.

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

Employee Benefit Plan

The Company sponsors a defined benefit plan as described in Note 14 ‒ Pension Plan. The cost of pension benefits earned by employees is actuarially determined using the accumulated benefit method and a discount rate, used to measure interest cost on the accrued employee future benefit obligation, based on market interest rates on high-quality debt instruments with maturities that match the timing and benefits expected to be paid by the plan. Plan assets are valued using current market values and the expected return on plan assets is based on the fair value of the plan assets. The costs that relate to employee current service are charged to income annually.

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

Earnings Per Share

Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the earnings for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options or warrants was included in diluted earnings per share since the exercise price of some of the Company’s stock options and/or warrants were in the money (see Note 16 ‒ Basic and Diluted Earnings Per Share).

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

Level 1:Quoted market prices in active markets for identical assets or liabilities.

Level 2:Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820, consisting primarily of cash and cash equivalents, receivables, payables and debt instruments. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business approximate fair value because of the relatively short period of time between their origination and expected realization. These items have been classified as Level 1.

3.RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on our financial statements.

In July 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013 -11 was issued to promote consistency among financial statement issuers and amends ASC 740, “Income Taxes,” to provide clarification of the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. According to ASU 2013-11, an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The revised guidance is effective for interim and annual periods beginning after December 15, 2013 with early adoption permitted. The Company adopted this guidance for our fiscal year beginning January 1, 2014. The adoption did not have a impact on our financial statements.

In May 2014, the FASB issued update 2014-09, ASC 606, Revenue from Contracts with Customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Management is still assessing the impact of adoption on its consolidated financial statements.

4.ACQUISITIONS

Since January 1, 2013, the Company has acquired three businesses, which included two manufacturing companies and one sales and service company, all based in the U.S. These acquisitions have allowed the Company to expand its products and service capabilities in the U.S. and offer its customers a greater breadth of solutions for their electrical power distribution and backup power needs. A summary of the acquisitions is as follows:

Business Acquired	Closing	Net Assets Acquired (in 000s)	Segment	Primary Form of Consideration
Power Systems Solutions, Inc.	03/06/13	$655	Critical Power	Cash
Pico Electrical Equipment, Inc. / Pico Metal Products, Inc.	08/19/13	946	T&D Solutions	Cash
Titan Energy Worldwide, Inc.	12/02/14	1,958	Critical Power	Cash/Stock
		$3,559

Each of the acquired businesses has been included in our results of operations since the date of closing. Due to the timing of each acquisition and related operating results, our 2014 and 2013 operating results are not entirely comparable.

2014 Acquisition

On December 2, 2014, the Company acquired voting control of Titan Energy Worldwide, Inc. (“Titan”), a Minneapolis-headquartered provider of sales and service for commercial and industrial-scale onsite power systems, including generators and associated switching equipment. By December 31, 2014, the Company had acquired 100% ownership of Titan.  The Company funded the acquisition through a new term loan provided under its U.S. credit facilities and the issuance of shares of its common stock to former convertible preferred stock holders and note holders of Titan.

The following table summarizes the consideration paid for the Titan acquisition and presents the preliminary allocation of the amount to the net tangible and identifiable intangible assets based on their estimated fair values as of the December 2, 2014 (in thousands):

2014 Acquisition
Purchase Price
Cash consideration	$953
Common stock consideration	1,005
$1,958

Purchase Price Allocation
Current assets, including cash and cash equivalents of $0.1 million	$3,721
Property, plant and equipment	250
Identifiable intangible assets	5,147
Goodwill	2,879
Total assets acquired	11,997
Current liabilities	(6,881)
Notes payable	(3,158)
Net assets acquired	$1,958

The Company determined the preliminary purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can impact the Company’s results of operations. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations. Management utilized recognized valuation techniques, including the income approach and cost approach for the net assets acquired, in addition to relying on preliminary asset appraisals. The fair value of the assets acquired and liabilities assumed are preliminary and remain subject to potential adjustments including but not limited to assessment of income tax related assets and liabilities.

The major classes of intangible assets arising from the acquisition of Titan, their respective amortization periods, and the amount of amortization expense recognized during the year ended December 31, 2014 (covering the period of December 2, 2014 through December 31, 2014) are as follows (in thousands):

	Weighted Average Amortization Years	2014 Acquisition
Acquired Intangible Assets
Customer relationships	4	$4,320
Distributor territory license	4	474
Internally developed software	7	289
Trade names	1	64
		$5,147

Amortization expense recorded during the year ended December 31, 2014		$-

All of the goodwill and intangibles arising out of the Titan acquisition are amortizable for tax purposes.

The Company incurred $0.7 million of transaction, due diligence and integration costs during the year ended December 31, 2014 that are reflected in the Company’s results as a period expense. These costs included pre-acquisition due diligence costs, transaction and integration costs and are included in the Company’s other expense in its statement of operations for the year ended December 31, 2014.

2013 Acquisitions

On March 6, 2013, Pioneer Critical Power Inc., a wholly-owned subsidiary of the Company, acquired substantially all the assets and assumed certain trade liabilities comprising the business of Power Systems Solutions, Inc. (“Power Systems”). The purchase price consideration consisted of cash paid at closing to acquire the net assets and to repay associated debt, and a deferred, non-interest bearing payment due to the seller on December 31, 2013. The transaction was accounted for under the purchase method of accounting.

On August 19, 2013, through its wholly-owned subsidiary Pioneer Custom Electrical Products Corp., or Pioneer CEP, the Company hired all the employees and acquired all the machinery and equipment, certain inventory assets and all of the intellectual property of Pico Electrical Equipment, Inc. and Pico Metal Products, Inc, or collectively “Pico”. The purchase price consideration consisted of cash paid at closing, a non-interest bearing promissory note issued to the sellers, a consulting contract obligation and deferred payments for certain inventories and transfer taxes. The transaction was accounted for under the purchase method of accounting.

The Company funded the purchase of the Power Systems and Pico acquisitions (together, the "2013 Acquisitions") through a combination of draws on its U.S. revolving credit facility, seller financing and funding provided by our Canadian operations.

The following table summarizes the consideration paid for the 2013 Acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on the estimated fair values as of the respective acquisition dates (in thousands):

	2013 Acquisition Activity
	Power Systems	Pico	Total
Purchase Price
Cash consideration	$605	$165	$770
Deferred purchase price due to seller	50	-	50
Non-interest bearing note due to seller	-	455	455
Consulting contract obligation to seller	-	150	150
Payments for acquired inventory and transfer taxes	-	176	176
	$655	$946	$1,601

Purchase Price Allocation
Current assets, including cash and cash equivalents of $0	$98	$151	$249
Property, plant and equipment	40	299	339
Identifiable intangible assets	370	-	370
Goodwill	701	496	1,197
Total assets acquired	1,209	946	2,155
Current liabilities	(554)	-	(554)
Net assets acquired	$655	$946	$1,601

The purchase price allocations of the fair value of the assets acquired and liabilities assumed for the 2013 Acquisitions were finalized in 2014.

The sole class of intangible assets arising from the 2013 Acquisitions was a non-compete agreement whose amortization period and the amount of amortization expense recognized during the year ended December 31, 2013 (covering the period of March 6, 2013 through December 31, 2013) is as follows (in thousands):

	Weighted Average Amortization Years	2013 Acquisitions
Acquired Intangible Assets
Non-compete agreement	6	$370
		$370

Amortization expense recorded during the year ended December 31, 2013		$51

All of the goodwill and intangibles arising out of the 2013 Acquisitions are deductible for tax purposes.

The Company incurred $0.3 million of transaction, due diligence and integration costs during the year ended December 31, 2013 that are reflected in the Company’s results as a period expense. These costs included pre-acquisition due diligence costs, transaction and integration costs and are included in the Company’s other expense in its statement of operations for the year ended December 31, 2013.

5.INVENTORIES

The components of inventories are summarized below (in thousands):

	December 31,
	2014	2013
Raw materials	$5,844	$5,210
Work in process	3,496	2,635
Finished goods	5,567	5,125
Provision for excess and obsolete inventory	(478)	(327)
Total inventories	$14,429	$12,643

Included in raw materials and finished goods are goods in transit of approximately $0.1 million in 2014 and $0.2 million in 2013.

6.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below (in thousands):

	December 31,
	2014	2013
Land	$97	$106
Buildings	3,642	2,874
Machinery and equipment	12,501	11,465
Furniture and fixtures	257	250
Computer hardware and software	1,604	1,010
Leasehold improvements	163	147
Construction in progress	175	2,829
	18,439	18,681
Less: Accumulated depreciation	(7,244)	(6,468)
Total property, plant and equipment, net	$11,195	$12,213

Depreciation expense was $1.3 million in 2014 and $1.2 million in 2013.

7.GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested at the reporting unit level annually at December 31 of each fiscal year, and if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

In 2014, the Company’s annual impairment test resulted in an assessment that the carrying value of its Bemag reporting unit exceeded its fair value. As a result, the Company recorded a non-cash impairment charge of $1.4 million, of which $1.2 million related to goodwill and $0.2 million related to certain finite-lived intangible assets. These charges were assessed and recorded in goodwill impairment expense and intangible asset impairment expense on the consolidated statements of operations on December 31, 2014 in the Company’s T&D Solutions segment. As of December 31, 2014, the remaining carrying value of goodwill and intangible assets in the Bemag reporting unit was $0.8 million, consisting of intangible assets including customer relationships, trademarks, certain industry accreditations and a non-compete agreement. As a result of the Company’s decision to gradually discontinue using the reporting unit’s trademarks in favor of “Pioneer Transformers,” the Company will begin amortizing the correlating intangible asset, valued at approximately $0.2 million, on a straight-line basis over a period of two years.

The Bemag reporting unit had lower sales and cash flows in the fourth quarter and for the year than previously projected. The goodwill and intangibles impairments were driven primarily by a  downturn in Canada’s natural resource sector and expected capital spending on products manufactured by the reporting unit. This downturn accelerated dramatically during the fourth quarter of 2014 as measured by the price of oil, and a devaluation of the Canadian dollar, the latter of which directly resulted in higher costs for the reporting unit’s key raw material inputs. These developments in the fourth quarter, coupled with increased competition and higher bad debt expense related to customer insolvencies,  also followed a $3.0 million investment by the Company to expand the reporting unit’s facilities and production capacity that was completed in 2013. Accordingly, the Company’s revised its outlook and valuation of the reporting unit, and the consequential impairment charges reflect an updated forecast that assumes a slower rate of revenue growth and lower near-term profit margins than anticipated at the time the reporting unit was acquired in 2011.

Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2014 and 2013 are as follows:

	T&D	Critical Power
	Solutions	Solutions	Total
	Segment	Segment	Goodwill
Balance January 1, 2013	$6,892	$-	$6,892
Additions due to acquisitions	496	698	1,194
Foreign currency translation	(88)	-	(88)
Balance as of December 31, 2013	7,300	698	7,998
Additions due to acquisition	-	2,879	2,879
Impairment charges	(1,171)	-	(1,171)
Foreign currency translation	(100)	-	(100)
Balance as of December 31, 2014	$6,029	$3,577	$9,606

Changes in intangible asset balances for the years ended December 31, 2014 and 2013 consisted of the following (in thousands):

Intangible
assets
Balance January 1, 2013	$5,329
Additions due to acquisitions	370
Amortization	(330)
Foreign currency translation	(84)
Balance as of December 31, 2013	$5,285
Additions due to acquisition	5,147
Amortization	(318)
Impairment charges	(231)
Foreign currency translation	(92)
Balance as of December 31, 2014	$9,791

The components of intangible assets at December 31, 2014 are summarized below (in thousands):

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated amortization	Impairment charges	Foreign currency translation	Net book value
Customer relationships	7	$7,282	$(1,127)	$(214)	$(128)	$5,813
Non-compete agreements	6	465	(202)	-	(2)	261
Trademarks	(a)	2,113	-	-	(43)	2,070
Distributor territory license	4	474	-	-	-	474
Internally developed software	7	289	-	-	-	289
Technology-related industry accreditations	Indefinite	950	-	(17)	(49)	884
Total intangible assets		$11,573	$(1,329)	$(231)	$(222)	$9,791

(a)

Includes $1.8 million of trademarks with an indefinite useful life, and $0.3 million of trademarks that will be fully amortized during 2015 as a result of the Company’s decision to gradually cease using them.

Future scheduled annual straight-line amortization expense over the useful lives of finite life intangible assets is as follows (in thousands):

Years Ending December 31,	Total
2015	$1,741
2016	1,675
2017	1,546
2018	1,469
2019	139
Thereafter	670
$7,240

8.DEBT

Canadian Credit Facilities

In June 2013, the Company’s Canadian subsidiary, Pioneer Electrogroup Canada Inc., entered into an amended and restated letter loan agreement with Bank of Montreal (the “Canadian Facilities”) that replaced and superseded all of the Company’s prior financing arrangements with the bank.

The Canadian Facilities provide for up to $22.0 million Canadian dollars (“CAD”) (approximately $17.6 million expressed in U.S. dollars) in revolving and term debt. The Canadian facilities consist of a $10.0 million demand revolving credit facility (“Facility A”), a $2.0 million term credit facility (“Facility B”) and a $10.0 million term credit facility (“Facility C”).

Borrowings on Facility A are subject to margin criteria and are available in either U.S. or Canadian dollars. Pricing for U.S. Base Rate and Canadian Rate loans is the U.S. Base Rate or Canadian Rate plus 0.50% per annum. Borrowings of U.S. dollar LIBOR-based loans are priced at LIBOR plus 2.00%.

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

The Canadian Facilities require the Company’s Canadian operations to comply with various financial covenants, including maintaining a minimum fixed charge coverage ratio of 1.25, a maximum funded debt to EBITDA ratio of 2.75 and a limitation on funded debt to less than 60% of capitalization. The Canadian Facilities also restrict the ability of the Company’s Canadian operations to, among other things, (i) provide any funding to any person, including affiliates, in an aggregate amount exceeding $5.0 million CAD or (ii) make distributions in an aggregate amount exceeding 50% of Pioneer Electrogroup Canada Inc.’s previous year’s net income.

As of December 31, 2014, the Company had approximately $7.1 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of approximately $0.9 million outstanding under Facility A, $0.8 million outstanding under Facility B and $5.4 million outstanding under Facility C.

Subsequent to the close of the fiscal year ended December 31, 2014, as discussed further in Note 17 – Subsequent Event, the Company elected to prepay $5.0 million Canadian dollars (approximately $4.0 million expressed in U.S. dollars) of Facility C with cash available on-hand.

U.S. Credit Facilities

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

On June 28, 2013, the Company and its wholly-owned U.S. subsidiaries entered into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facilities”). The U.S. Facilities consist of a $10.0 million demand revolving credit facility that was used to pay off all amounts outstanding under the Johnson Bank loan agreement and is intended to be used to finance ongoing operations.

On December 2, 2014, the U.S. Facilities were amended in order to provide a $5.0 million term loan facility that was used for the acquisition of Titan. The term loan facility has principal repayments becoming due on a five year amortization schedule.

The U.S. Facilities, as amended and discussed further under Note 17 – Subsequent Events, require the Company to comply with a two-step test of financial covenants. First, the Company must comply with a maximum funded debt to adjusted EBITDA ratio of (a) 3.15x for the quarter ended December 31, 2014 and the quarter ending March 31, 2015, (b) 3.25x for the quarter ending June 30, 2015, (c) 3.65x for the quarter ending September 30, 2015,  and (d) 2.75x for the quarter ending December 31, 2015 and all testing periods thereafter. Secondly, if the funded debt to adjusted EBITDA tests above are met, and the Company’s fixed charge coverage ratio is at or above 1.10x for the quarter ended December 31, 2014, and at or above 1.25x for all testing periods thereafter, then no further compliance tests are required.

Alternatively, the Company may comply with the financial covenant requirements of the U.S. Facilities if its U.S. operations comply with various financial covenants, including (a) maintaining a minimum fixed charge coverage ratio of 1.35, (b) limiting funded debt to less than 50% of capitalization, and (c) maintaining a maximum funded debt to adjusted EBITDA ratio of (i) 3.75 for fiscal quarters ending December 31, 2014 to September 30, 2015, and (ii) 3.00 for the fiscal quarters ending on or after December 31, 2015. The U.S. Facilities also restrict the ability of the Company and its U.S. subsidiaries to incur indebtedness, create or incur liens, make investments, make distributions or dividends and enter into merger agreements or agreements for the sale of any or all assets.

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

As of December 31, 2014, the Company had $11.0 million of borrowings outstanding under the U.S. Facilities and the Company was in compliance with its financial covenant requirements, as amended subsequent to the end of the year.

Nexus Promissory Note

On July 25, 2012, the Company’s indirect wholly owned Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). At closing, GE Capital Mexico advanced to Nexus $1.7 million under the term loan agreement, less a non-refundable commission of 1% and less a pledge of cash representing 10% of the loan amount. Immediately upon receiving the term loan advance, Nexus made an intercompany loan in the same principal amount to Jefferson Electric, Inc., its controlling shareholder. In turn, Jefferson Electric, Inc. used the intercompany loan proceeds to repay a portion of its outstanding secured indebtedness owed to its U.S. bank. The net proceeds were used by Jefferson Electric, Inc. to fully repay the principal and accrued interest that was then outstanding under its term credit facility with its U.S. bank, as well as to reduce the outstanding balance under its revolving credit facility.

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

The obligations of Nexus under the term loan are secured by (i) a pledge of cash in the amount of 10% of the term loan amount, (ii) a trust agreement, pursuant to which Nexus and Jefferson Electric, Inc. transferred title to substantially all of their equipment and machinery assets located in Mexico to a Mexican bank as trustee, to serve as security for all of Nexus’ obligations under the term loan agreement, and (iii) a corporate guaranty by the Company of all of Nexus’ obligations under the term loan agreement. As of December 31, 2014, the Company had net borrowings outstanding of $0.6 million under the Nexus Promissory Note.

Pico Promissory Note

On August 19, 2013, in connection with the acquisition of certain assets from Pico Electrical Equipment, Inc. and Pico Metal Products, Inc., the Company’s Pioneer Custom Electrical Products Inc. subsidiary issued a $455,000 non-interest bearing promissory note to the sellers of the assets. The promissory note was payable in six installments of principal ending on June 19, 2014. The obligations under the Pico promissory note were secured by (i) a security agreement, pursuant to which the note holders were granted a security interest in certain equipment and other collateral owned by Pioneer Custom Electrical Products Inc., and (ii) a corporate guaranty by the Company of all of Pioneer Custom Electrical Products Inc.’s obligations under the Pico promissory note. As of December 31, 2014, the Pico Promissory Note had been repaid in full.

Titan Notes Payable

In connection with the acquisition of Titan, the Company assumed obligations to repay the remaining holders of unsecured notes. As of December 31, 2014, an aggregate principal amount of $260,000 remained outstanding.

Capital Lease Obligations

As of December 31, 2014, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Term credit facilities	$11,165	$8,239
Nexus promissory note	587	824
Pico promissory note	-	250
Other notes payable	260	-
Capital lease obligations	10	-
Total debt	12,022	9,313
Less current portion	(2,483)	(2,108)
Total long-term debt	$9,539	$7,205

The annual maturities of long-term debt at December 31, 2014, were as follows (in thousands):

Long-term
debt
Years Ending December 31,	maturities
2015	$2,483
2016	5,167
2017	518
2018	604
2019	3,250
Thereafter	-
Total long-term debt maturities	$12,022

9.OTHER ASSETS

In December 2011 and January 2012, the Company made two loans, each in the amount of $300,000, to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers.  The full loan receivable is outstanding at December 31, 2014.

Also included in Other Assets at December 31, 2014 are deferred financing costs of $0.3 million, and a customer note receivable of $0.2 million as compared to deferred financing costs of $0.3 million and value added taxes of $0.2 million at December 31, 2013.

10.COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain offices, facilities and equipment under operating leases expiring at various dates through 2018.  At December 31, 2014, the minimum annual lease commitments under the leases having terms in excess of one year were as follows (in thousands):

Operating
Years Ending December 31,	leases
2015	$1,051
2016	503
2017	316
2018	215
Thereafter	-
Total lease commitments	$2,085

Rent and lease expense was approximately $1.0 million for 2014  and $0.8 million for 2013.

Litigation and Claims

The Company is from time to time party to various lawsuits, claims and other proceedings that arise in the ordinary course of our business.  With respect to all such lawsuits, claims and proceedings, the Company records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  The Company does not believe that the resolution of any currently pending lawsuits, claims and proceedings, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or liquidity.  However, the outcomes of any currently pending lawsuits, claims and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

11.SHAREHOLDERS’ EQUITY

The Company had common stock, $0.001 par value per share, outstanding of 7,405,962 and 7,172,255 shares as of December 31, 2014 and December 31, 2013, respectively. In September 2013, the Company completed a public offering and issued 1,265,000 shares of its common stock at a gross sales price of $7.00 per share, resulting in $7.9 million in net proceeds after deducting the underwriting discount and costs directly attributable to the offering.

In connection with the public offering, the Company issued warrants to the underwriters to purchase 50,600 shares of common stock, exercisable at the public offering price, or $7.00 per share. The warrants were accounted for at their fair value amounting to $0.1 million, as determined by the Black-Scholes Merton valuation model, based on the following assumptions:

Expected volatility	40.9%
Expected life in years	5.0
Risk-free interest rate	1.5%
Dividend yield	0.0%

In December 2014, in connection with the acquisition of Titan, the Company issued 233,707 shares of its restricted common stock to its former convertible preferred stockholders and note holders in exchange for their interests in Titan.

As of December 31, 2014, the Company had warrants outstanding to purchase 280,600 shares of common stock with a weighted average exercise price of $13.91 per share. The warrants expire on dates beginning on April 26, 2015 and ending on September 18, 2018.  No warrants were exercised during the years ended December 31, 2014 and 2013.

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

12.STOCK-BASED COMPENSATION

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

On May 11, 2011, the board of directors of the Company adopted the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) which was subsequently approved by stockholders of the Company on May 31, 2011. The 2011 Plan replaces and supersedes the 2009 Plan. The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the Board that is designated to administer the Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 700,000 shares. As of December 31, 2014, 366,400 stock options had been granted, consisting of 207,200 incentive stock options and 159,200 non-qualified stock options.

Expense for stock-based compensation recorded for the years ended December 31, 2014 and 2013 was approximately $0.2 million during each period. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2014, the Company had total stock-based compensation expense remaining to be recognized of approximately $0.4 million.

The fair value of the stock options granted was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2014	2013
Expected volatility	43 - 44%	41 - 43%
Expected life in years	5.5 - 6.0	5.0 - 6.0
Risk-free interest rate	1.77 - 1.93%	0.92 - 2.49%
Dividend yield	0%	0%

A summary of stock option activity for the years ended December 31, 2013 and 2014, and changes during the years then ended is presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance January 1, 2013	168,400	$11.85	6.6	$261,500
Granted	93,000	6.10	9.3	301,320
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2013	261,400	$9.81	6.9	$562,820
Granted	105,000	10.21	9.2	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2014	366,400	$9.92	6.9	$562,820

Exercisable as of December 31, 2014	205,733	$11.03	5.5	$331,625

Intrinsic value is the difference between the market value of the stock at December 31, 2014 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Weighted-average fair value of options granted (per share)	$4.53	$2.48	$1.54
Intrinsic value gain of options exercised	-	-	-
Cash receipts from exercise of options	-	-	-

13.INCOME TAXES

The components of the income tax provision were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Current
Federal	$-	$-
State	19	37
Foreign	43	2,315
Deferred	461	(1,670)
Total income tax provision	$523	$682

The components of earnings before income taxes are summarized below (in thousands):

	Year Ended December 31,
	2014	2013
Earnings before income taxes
U.S. operations	$(3,130)	(2,208)
Foreign operations	3,385	8,160
Income before income taxes	$255	5,952

A reconciliation from the statutory U.S. income tax rate and the Company's effective income tax rate, as computed on earnings before income taxes, is as follows:

	Year Ended December 31,
	2014	2013
Federal Income tax at statutory rate	35%	35%
State and local income tax, net	3	(1)
Foreign rate differential	(8)	(9)
Other permanent items	(39)	(6)
International withholding tax	17	-
Impairment of goodwill and intangibles	197	-
Recognition of prior years' NOL's	-	(8)
Effective income tax expense rate	205%	11%

The Company’s provision for income taxes reflects an effective tax rate on earnings before income taxes of 205% in 2014, as compared to 11% in 2013.  The increase in the Company’s effective tax rate during 2014 primarily reflects non-deductible impairment charges of $1.4 million related to a write-down of goodwill and intangibles. The Company’s effective tax rate in 2013 primarily reflects the recognition of a $1.0 million income tax benefit recognized during the fourth quarter resulting from a corporate legal reorganization by which all of the Company’s directly and indirectly wholly-owned Canadian subsidiaries were amalgamated into a single corporation, Pioneer Electrogroup Canada Inc. These subsidiaries included the Company’s discontinued wind energy equipment business, Pioneer Wind Energy Systems Inc., whose accumulated tax losses since the date its business was first acquired became available for future use by the continuing businesses of Pioneer Electrogroup Canada Inc.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been, and will continue to be reinvested.  These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell, transfer or dispose of our stock in the foreign subsidiaries.  It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings because if we were to repatriate these earnings, we believe there would be various methods available to us, each with different U.S. tax consequences.  As of December 31, 2014, the cumulative amount of undistributed earnings was approximately $16.6 million.

The net deferred income tax asset (liability) was comprised of the following (in thousands):

	December 31,
	2014	2013
Current deferred income taxes
Gross assets	$472	$1,982
Gross liabilities	-	-
Net current deferred income tax asset	472	1,982

Noncurrent deferred income taxes
Gross assets	7,124	1,091
Gross liabilities	(7,852)	(3,306)
Net noncurrent deferred income tax liability	(728)	(2,215)
Net deferred income tax liability	$(256)	$(233)

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets
Canada net operating loss carryforward	$-	$1,688
U.S. net operating loss carryforward	1,075	-
Pension plan	116	80
Foreign tax credits	1,064	1,064
Property and equipment	-	245
Other	5,341	477
	7,596	3,554
Less valuation allowance	-	(481)
Net deferred tax assets	7,596	3,073
Deferred tax liabilities
Other	(7,852)	(3,306)
Deferred liability, net	$(256)	$(233)

The Company believes that its deferred tax assets in other tax jurisdictions are more likely than not realizable through future reversals of existing taxable temporary differences and its estimate of future taxable income.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows (in thousands):

UTP
Balance as of January 1, 2013	$317
Increases related to tax positions taken during the period	13
Decreases related to expectations of statute of limitations	(13)
Balance as of December 31, 2013	$317
Balance as of December 31, 2014	$317

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

14.PENSION PLAN

A Canadian subsidiary of the Company sponsors a defined benefit pension plan in which a majority of its employees are members. The employer contributes 100% to the plan. The benefits, or the rate per year of credit service, are established by the Company’s subsidiary and updated at its discretion.

Cost of Benefits

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Current service cost, net of employee contributions	$34	$54
Interest cost on accrued benefit obligation	131	128
Expected return on plan assets	(169)	(166)
Amortization of transitional obligation	12	13
Amortization of past service costs	8	9
Amortization of net actuarial gain	35	60
Total cost of benefit	$51	$98

Benefit Obligation

The Company’s obligation for the pension plan is valued annually as of the beginning of each fiscal year. The projected benefit obligation represents the present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants.

The Company's obligations pursuant to the pension plan are as follows (in thousands):

	December 31,
	2014	2013
Projected benefit obligation, at beginning of year	$2,927	$3,383
Current service cost, net of employee contributions	34	52
Employee contributions	37	40
Interest cost	131	124
Impact of change in discount rate	320	(322)
Impact in change of assumptions	80	-
Benefits paid	(178)	(173)
Foreign exchange adjustment	(294)	(177)
Projected benefit obligation, at end of year	$3,057	$2,927

A summary of expected benefit payments related to the pension plan is as follows (in thousands):

Years ending December 31,	Pension Plan
2015	$197
2016	200
2017	206
2018	208
2019	208
2020 - 2024	1,047

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Net loss / (gain)	$329	$(432)
Amortization of prior service cost	(8)	(9)
Amortization of gain	(35)	(59)
Amortization of transitional asset	(12)	(13)
	274	(513)
Taxes	76	(140)
Total recognized in other comprehensive income, net of taxes	$198	$(373)

The estimated net loss amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $34,000. The estimated prior service cost amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $8,000. The estimated transitional asset amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $12,000.

The accumulated other comprehensive loss consists of the following amounts that have not yet been recognized as components of net benefit cost (in thousands):

	December 31,
	2014	2013
Unrecognized prior service cost	$104	$112
Unrecognized net actuarial loss	58	71
Unrecognized transitional obligation	1,344	1,050
Deferred income taxes	(442)	(367)
	$1,064	$866

Plan Assets

Assets held by the pension plan are invested in accordance with the provisions of the Company’s approved investment policy. The pension plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments. The asset allocation for the pension plan at the end of 2014 and 2013 and the target allocation for 2015, by asset category, is as follows:

	Allocation at December 31,		2015 Target
	2014	2013	Allocation
Equity securities	47%	-%	47%
Fixed income securities	42	90	42
Real estate	9	10	9
Other	2	-	2
Total	100%	100%	100%

The fair market values, by asset category are as follows (in thousands):

	Fair Value Measurements at
	December 31,
	2014	2013
Equity securities	$1,271	$-
Fixed income securities	1,137	2,442
Real estate	244	271
Other	54	-
Total	$2,706	$2,713

The Company has classified the assets as level 1. Changes in the assets held by the pension plan in the years 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Fair value of plan assets, at beginning of year	$2,713	$2,546
Actual return on plan assets	239	271
Employer contributions	161	173
Employee contributions	37	40
Benefits paid	(178)	(173)
Foreign exchange adjustment	(266)	(144)
Fair value of plan assets, at end of year	$2,706	$2,713

Contributions

The Company’s policy is to fund the pension plan at or above the minimum required by law. The Company made $0.2 million of contributions to its defined benefit pension plan in each of the 2014 and 2013 years. The Company expects to make contributions of less than $0.2 million to the defined benefit pension plan in 2015. Changes in the discount rate and actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

Funded Status

The funded status of the pension plan is as follows (in thousands):

	December 31,
	2014	2013
Projected benefit obligation	$3,057	$2,926
Fair value of plan assets	2,706	2,713
Accrued obligation (long term)	$351	$213

Assumptions

Assumptions used in accounting for the pension plan are as follows:

	December 31,
	2014	2013
Weighted average discount rate used to determine the accrued benefit obligations	3.80%	4.60%
Discount rate used to determine the net pension expense	4.60%	3.80%
Expected long-term rate on plan assets	6.50%	6.50%

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

15.BUSINESS SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company follows ASC 280  Segment Reporting in determining its reportable segments.  The Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available.  As the Company makes decisions using a products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power Solutions.  The Critical Power Solutions reportable segment is an aggregation of the Company’s Pioneer Critical Power Inc. and Titan Energy Systems Inc. subsidiaries, and also includes sales and expenses directly and indirectly attributable to the Company’s strategic sales group, which group is primarily focused on marketing the Company’s Critical Power Solutions. The T&D Solutions reportable segment is an aggregation of all other Company subsidiaries, together with sales and expenses attributable to the strategic sales group for its T&D Solutions marketing activities.

The T&D Solutions segment is involved in the design, manufacture and distribution of electrical transformers and switchgear used primarily by utilities, large industrial and commercial operations to manage their electrical power distribution needs. The Critical Power Solutions segment provides power generation equipment, switchgear, related electrical distribution infrastructure and aftermarket field-services primarily to help customers ensure smooth, uninterrupted power to operations during times of emergency.

The following tables present information about segment income and loss (in thousands):

	Year Ended December 31,
	2014	2013
Revenues
T&D Solutions	$85,892	$86,895
Critical Power Solutions	6,299	1,267
Consolidated	$92,191	$88,162

Depreciation and Amortization
T&D Solutions	$1,472	$1,483
Critical Power Solutions	80	57
General Corporate	49	15
Consolidated	$1,601	$1,555

Operating Income (Loss)
T&D Solutions	$4,428	$9,761
Critical Power Solutions	(311)	(344)
General Corporate	(2,367)	(2,283)
Consolidated	$1,750	$7,134

The following table presents information which reconciles segment assets to consolidated total assets (in thousands):

	December 31,
	2014	2013
Assets
T&D Solutions	$53,431	$50,487
Critical Power Solutions	13,994	1,291
Corporate assets	5,414	2,083
Consolidated	$72,838	$53,861

Corporate assets consist primarily of cash and deferred tax assets.

Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Year Ended December 31,
	2014	2013
Revenues
Canada	$45,501	$52,613
United States	46,128	33,527
Others	562	2,022
Total	$92,191	$88,162

The Company’s Critical Power Solutions segment revenue, virtually all of which is derived in the U.S., was $6.3 million and $1.3 million during the years ended December 31, 2014 and 2013, respectively.

The distribution of the Company’s property, plant and equipment by geographic location is approximately as follows (in thousands):

	December 31,
	2014	2013
Property, plant and equipment
Canada	$7,591	$8,557
United States	1,192	859
Mexico	2,412	2,797
Total	$11,195	$12,213

Sales to two customers accounted for approximately 13% and 10% of the Company’s sales in 2014, as compared to 19% and 12% in 2013.

16.BASIC AND DILUTED EARNINGS PER COMMON SHARE

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

	Year Ended December 31,
	2014	2013
Numerator:
Net (loss) earnings	$(268)	$5,270

Denominator:
Weighted average basic shares outstanding	7,185	6,263
Effect of dilutive securities - equity based compensation plans	-	32
Net dilutive effect of warrants outstanding	-	3
Denominator for diluted earnings per common share	7,185	6,298

Net (loss) earnings per common share:
Basic	$(0.04)	$0.84
Diluted	$(0.04)	$0.84

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	366	118
Warrants	291	640

17.SUBSEQUENT EVENTS

On March 27, 2015, the Company elected to prepay $5.0 million Canadian dollars (approximately $4.0 million expressed in U.S. dollars) outstanding under Facility C of its Canadian Credit Facilities. Also on such date, the Company’s U.S. Credit Facilities were amended to provide for revised maximum and minimum financial covenant ratios, as described in Note 8 ‒ Debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of December 31, 2014, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)

Material weakness in entity-level controls – We did not maintain effective entity-level controls with respect to the risk assessment component of the Internal Control - Integrated Framework. Specifically, we did not maintain a sufficient complement of adequately trained personnel with an appropriate level of knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements to identify and address risks critical to financial reporting. This deficiency restricts our ability to gather, analyze and thoroughly review information related to financial reporting in a timely manner, and resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis and contributed to the other material weaknesses described below.

2)

Material weakness in inventory, Bemag Transformer – Controls which provide for completeness and accuracy in the valuation and presentation of account balances at Bemag Transformer, were not effective, which led to misstatements during interim periods of cost of sales and inventory. These misstatements have been corrected in the audited financial statements included in this annual report. Specifically, the controls that were not effective include:

•     Complete physical inventory counts were not performed at the end of each quarterly interim reporting period, and

•     We had inadequate controls to ensure that non-financial personnel were properly and accurately recording standard cost information in the inventory system relied upon by those responsible for financial reporting.

3)

Material weakness in financial close and reporting process, Pioneer Critical Power – Controls over the quarter-end and project-based financial close and reporting process were not effective, which led to an understatement of cost of sales in the division’s third quarter financial reporting. This misstatement was corrected in the audited financial statements included in this annual report.

•     We identified a material weakness in the design and operating effectiveness in the timeliness of recording accounts payable specific to a certain type of purchase order, and

•     We had inadequate controls to ensure the timely and thorough performance of supervisory reviews to approve job cost reports and divisional financial results.

The material weaknesses described above could result in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as permitted by the rules of the SEC.

Remediation Plan

As of December 31, 2014, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically:

•

We have approved a plan that provides for the recruitment of new senior personnel at our reporting unit locations, as well as additional training for existing accounting staff as it relates to our financial reporting requirements.

•

Members of management and the accounting staff have and will receive additional training related to policies, procedures and internal controls, including Pioneer’s policies regarding monthly reconciliations and supervisory review procedures for all significant accounts.

•

Additional training has and will be provided to financial and non-financial personnel related to the ERP business system that was implemented at Bemag Transformer and Pioneer Critical Power to foster utilization of tools available for timely review of production runs and projects in progress.

•	Our corporate accounting group, assisted by an independent consulting firm that has been engaged, will review and assess progress on the remediation plan noted above.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting. Through the actions described above, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2014. However, until the above-described controls have operated for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On March 27, 2015, the U.S. Facilities were amended to, among other things:

•

modify the definition of EBITDA to increase the extraordinary fees or expenses to be included in the determination of EBITDA by $500,000 to up to $1,000,000 for any 12 month period that ends during the period beginning December 31, 2014 and ending December 31, 2015;

•

provide that the financial covenants under the U.S. Facilities for the fiscal quarter ending on March 31, 2015 will be calculated as if the debt repayment to be made by Pioneer Electrogroup Canada Inc. during the fiscal quarter ending on March 31, 2015 occurred during the fiscal quarter ending on December 31, 2014 and shall not be included in our fixed charges for calculation of the applicable financial ratio; and

•

provide that if both (x) the ratio of funded debt to EBITDA, as measured on a consolidated basis, for the four fiscal quarter period then ending is less than or equal to (i) 3.15x for the period ending on December 31, 2014 and March 31, 2015, (ii) 3.25x for the period ending on June 30, 2015, (iii) 3.65x for the period ending on September 30, 2015, (iv) 2.75x for the period ending on December 31, 2015 and all periods thereafter, and (y) the fixed charge coverage ratio, as measured on a consolidated basis, for the four fiscal quarter period then ending is greater than or equal to (i) 1.10x for the period ending on December 31, 2014, (ii) 1.25x for the period ending on March 31, 2015 and all periods thereafter, then our U.S. operations will not be required to comply with the financial covenants set forth in the Credit Agreement or deliver financial covenant calculations to Bank of Montreal, Chicago Branch.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 (2015 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers and Corporate Governance – Corporate Governance and Board Matters – Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance  –Corporate Governance and Board Matters  –Director Independence” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.	We have filed the following documents as part of this Annual Report on Form 10-K:

	1.	Consolidated Financial Statements

The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014 and 2013

Consolidated Balance Sheets as of December 31, 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2014 and 2013

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

PIONEER POWER SOLUTIONS, INC.

Date: April 2, 2015	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 2, 2015
Nathan J. Mazurek
/s/ Andrew Minkow	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	April 2, 2015
Andrew Minkow

/s/ Thomas Klink	Director, President of Jefferson Electric, Inc.	April 2, 2015
Thomas Klink

/s/ Yossi Cohn	Director	April 2, 2015
Yossi Cohn

/s/ David J. Landes	Director	April 2, 2015
David J. Landes

/s/ Ian Ross	Director	April 2, 2015
Ian Ross

/s/ David Tesler	Director	April 2, 2015
David Tesler

/s/ Jonathan Tulkoff	Director	April 2, 2015
Jonathan Tulkoff

INDEX TO EXHIBITS

Exhibit No.	Description
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

4.3

Warrant to Purchase Common Stock, dated April 26, 2010 (Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 1, 2010).

4.4

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

10.8+

First Amendment to Employment Agreement, dated November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2014).

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

10.11+

First Amendment to Employment Agreement, dated November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2014).

10.12+

Employment Agreement, dated April 30, 2010, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.13+

First Amendment to Employment Agreement, dated April 30, 2013, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 30, 2013).

10.14

Collective Labor Agreement, dated November 26, 2010, by and between Pioneer Transformers Ltd. and United Steelworkers, Local Section 9414  (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.15

Collective Bargaining Agreement Nexus Magneticos S. de R.L. de C.V., dated January 1, 2011 (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.16

Collective Labor Agreement, dated March 27, 2014, by and between Bemag Transformer Inc. and Syndicat Québécois des Employées et Employés de Service, Section Locale 298 (FTQ) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on October 31, 2014).

10.17*^	Agreement dated February, 13, 2015, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company.
10.18*	Agreement dated February 13, 2015, by and between Titan Energy Systems and Generac Power Systems, Inc.
10.19

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

10.21

Corporate Guaranty, dated July 25, 2011, by and between Pioneer Power Solutions, Inc. and GE CF Mexico, S.A. de C.V. (Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 16, 2012).

10.22

Industrial Lease between Comercializadora Reynosa Para La Industria Maquiladora S.A. DE C.V. and Nexus Magneticos e Mexico S. de R.L. de C.V (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 1, 2013).

10.23

Share Purchase Agreement, dated May 13, 2011, by and among Fiducie Familiale Mazoyer, Bon-Ange Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 19, 2011).

10.24

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

10.26

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

10.27

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

10.29

First Amendment to Amended and Restated Letter Loan Agreement, dated as of March 10, 2014, by and among Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd. and Bemag Transformer Inc., as borrowers, and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 14, 2014).

10.30

Guaranty Agreement, dated as of June 28, 2013, by Pioneer Power Solutions, Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.31

First Amendment to Credit Agreement, dated as of August 7, 2013, by and among Pioneer Power Solutions, Inc., Jefferson Electric, Inc., Pioneer Critical Power Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 14, 2013).

10.32

Second Amendment to Credit Agreement, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2013).

10.33

Third Amendment to Credit Agreement, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 14, 2014).

10.34

Fourth Amendment to Credit Agreement, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 14, 2014).

10.35

Fifth Amendment to Credit Agreement, dated as of December 2, 2014,  by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch  (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 3, 2014).

10.36*	Sixth Amendment to Credit Agreement, dated as of March 27, 2015, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch.
10.37

Form of Series D Convertible Preferred Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the  Securities and Exchange Commission on December 3, 2014).

10.38

Series A-1 Convertible Preferred Stock Purchase Agreement, dated as of December 2, 2014, by and between Titan Energy Worldwide, Inc. and PTES Acquisition Corp. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 3, 2014).

10.39

Loan and Security Agreement, dated as of December 2, 2014, by and between Titan Energy Worldwide, Inc. and PTES Acquisition Corp. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 3, 2014).

10.40

Form of Note Purchase Agreement by and between PTES Acquisition Corp. and certain note holders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 19, 2014).

21.1*	List of subsidiaries.
23.1*	Consent of BDO USA, LLP
23.2*	Consent of Richter LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

 _______________

^  Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+  Management contract or compensatory plan or arrangement.

* Filed herewith.