Form 10-Q
period 2015-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2015-05-15
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2015

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of May 14, 2015 was 7,405,962.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended March  31, 2015

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1A. Risk Factors	26
Item 6. Exhibits	26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$28,887	$20,893
Cost of goods sold	23,489	15,973
Gross profit	5,398	4,920
Operating expenses
Selling, general and administrative	5,653	3,969
Foreign exchange gain	(171)	(44)
Total operating expenses	5,482	3,925
Operating (loss) income	(84)	995
Interest expense	154	136
Other expense	77	2
Earnings (loss) before income taxes	(315)	857
Income tax (benefit) expense	(90)	267
Net (loss) earnings	$(225)	$590

Net (loss) earnings per common share:
Basic	$(0.03)	$0.08
Diluted	$(0.03)	$0.08

Weighted average common shares outstanding:
Basic	7,406	7,172
Diluted	7,406	7,249

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net (loss) earnings	$(225)	$590
Other comprehensive loss
Foreign currency translation adjustments	(1,508)	(676)
Amortization of net prior service costs and net actuarial losses, net of tax	90	63
Other comprehensive loss	(1,418)	(613)
Comprehensive loss	$(1,643)	$(23)

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$3,832
Accounts receivable, net	15,491	13,101
Inventories, net	13,859	14,429
Income taxes receivable	469	474
Deferred income taxes	843	472
Prepaid expenses and other current assets	1,759	1,671
Total current assets	32,421	33,979
Property, plant and equipment, net	10,566	11,195
Noncurrent deferred income taxes	7,083	7,124
Other assets	926	1,143
Intangible assets, net	9,291	9,791
Goodwill	10,624	9,606
Total assets	$70,911	$72,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank overdrafts	$1,244	$-
Revolving credit facilities	7,298	6,860
Accounts payable and accrued liabilities	16,757	14,396
Current maturities of long-term debt and capital lease obligations	1,277	2,483
Income taxes payable	675	523
Total current liabilities	27,251	24,262
Long-term debt, net of current maturities	5,978	9,539
Pension deficit	192	351
Other long-term liability	500	-
Noncurrent deferred income taxes	7,738	7,852
Total liabilities	41,659	42,004
Shareholders’ Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 7,405,962 shares issued and outstanding	7	7
Additional paid-in capital	18,431	18,370
Accumulated other comprehensive loss	(4,743)	(3,325)
Retained earnings	15,557	15,782
Total shareholders’ equity	29,252	30,834
Total liabilities and shareholders’ equity	$70,911	$72,838

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net (loss) earnings	$(225)	$590
Depreciation	350	325
Amortization of intangibles	434	79
Amortization of deferred financing costs	24	26
Deferred income tax	(495)	(237)
Accrued pension	16	(98)
Stock-based compensation	60	36
Foreign currency remeasurement gain	(199)	(117)
Changes in current operating assets and liabilities:
Accounts receivable	(3,224)	(2,875)
Inventories	(59)	(1,024)
Prepaid expenses and other assets	(115)	(64)
Income taxes	283	(545)
Accounts payable and accrued liabilities	2,655	1,754
Net cash used by operating activities	(495)	(2,150)

Investing activities
Additions to property, plant and equipment	(236)	(240)
Business acquisitions, net of cash acquired	(93)	-
Note receivable	-	(83)
Net cash used in investing activities	(329)	(323)

Financing activities
Increase in bank overdrafts	1,244	1,619
Increase in revolving credit facilities	497	734
Repayment of long-term debt	(4,206)	(413)
Repayment of financing obligation	(152)	-
Net cash (used) provided by financing activities	(2,617)	1,940

Decrease in cash and cash equivalents	(3,441)	(533)
Effect of foreign exchange on cash and cash equivalents	(391)	108

Cash and cash equivalents
Beginning of year	3,832	425
End of period	$-	$-

Non-cash investing activities:
Forgiveness of indebtedness due to purchaser	$609	$-

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “we,” “our” and “us”) manufactures, sells and services a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from thirteen additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2015:  Transmission and Distribution Solutions (“T&D Solutions”) and Critical Power Solutions.

Presentation

These unaudited consolidated financial statements include the accounts of the Pioneer Power Solutions, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

These unaudited consolidated financial statements should be read in conjunction with the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

All dollar amounts (except share and per share amounts) presented in the tables within the notes to our unaudited consolidated financial statements are stated in thousands of dollars, unless otherwise noted.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the Company’s accounting policies during the first quarter of 2015.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”) on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance restricts the presentation of discontinued operations to business circumstances when the disposal of business operations represents a strategic shift that has or will have a major effect on an entity's operations and financial results and enhances the related disclosure requirements. The Company adopted ASU 2014-08 on January 1, 2015, as required. There was no material impact on the Consolidated Financial Statements resulting from the adoption.

Revenue from Contracts with Customers.  In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

3. ACQUISITIONS

Since January 1, 2014, the Company has acquired two businesses in the U.S. These acquisitions have allowed the Company to expand its products and service capabilities and offer its customers a greater breadth of solutions for their electrical power distribution and backup power needs. A summary of the acquisitions is as follows:

Business Acquired	Closing	Net Assets Acquired (in 000s)	Segment	Primary Form of Consideration
Titan Energy Worldwide, Inc.	12/02/14	$1,958	Critical Power	Cash/stock
Harmonics Holdings Inc.	01/16/15	1,182	T&D Solutions	Seller note/debt forgiveness
		$3,140

Each of the acquired businesses has been included in the Company’s results of operations since the date of closing its respective closing.

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

The following table summarizes the consideration paid for the Titan acquisition and presents the preliminary allocation of the amount to the net tangible and identifiable intangible assets based on their estimated fair values as of December 2, 2014 (in thousands):

Titan Acquisition
Purchase Price
Cash consideration	$953
Common stock consideration	1,005
$1,958

Purchase Price Allocation
Current assets, including cash and cash equivalents of $0.1 million	$3,721
Property, plant and equipment	410
Identifiable intangible assets	5,147
Goodwill	2,719
Total assets acquired	11,997
Current liabilities	(6,881)
Notes payable	(3,158)
Net assets acquired	$1,958

The Company determined the preliminary purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can impact the Company’s results of operations. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations. Management utilized recognized valuation techniques, including the income approach and cost approach for the net assets acquired, in addition to relying on preliminary asset appraisals. The fair value of the assets acquired and liabilities assumed are preliminary and remain subject to potential adjustments including but not limited to assessment of income tax related assets and liabilities

The major classes of intangible assets arising from the acquisition of Titan, their respective amortization periods, and the amount of amortization expense recognized during the three months ended March 31, 2015 are as follows (in thousands):

	Weighted Average Amortization Years	Titan Acquisition
Acquired Intangible Assets
Customer relationships	4	$4,320
Distributor territory license	4	474
Internally developed software	7	289
Trade names	1	64
		$5,147

Amortization expense recorded during the three months ended March 31, 2015		$326

All of the goodwill and intangibles arising out of the Titan acquisition are amortizable for tax purposes.

The Company incurred $0.7 million of transaction, due diligence and integration costs during the year ended December 31, 2014 that are reflected in the Company’s results as a period expense. These costs included legal reorganization expenses, professional fees and integration costs and are included in the Company’s other expense in its statements of operations for the three months ended March 31, 2015.

2015 Acquisition

On January 16, 2015, the Company acquired substantially all the assets of Harmonics Holdings Inc. (“Harmonics”), consisting primarily of intellectual property, machinery and equipment and accounts receivable. Harmonics is a Connecticut-based specialty provider of equipment that incorporates a patented technology for the elimination of harmonic currents in power distribution systems. The transaction was accounted for under the purchase method of accounting and the Company funded the cash consideration for the acquisition from available cash on hand.

The following table summarizes the consideration paid for the Harmonics acquisition and presents the preliminary allocation of the amount to the net tangible and identifiable intangible assets based on their estimated fair values as of January 16, 2015 (in thousands):

Harmonics Acquisition
Purchase Price
Cash consideration	$93
Forgiveness of trade payables and indebtedness due to purchaser	609
Deferred payments due to seller	500
$1,202

Purchase Price Allocation
Current assets, including cash and cash equivalents of $0	$21
Property, plant and equipment	4
Goodwill	1,177
Total assets acquired	1,202
Current liabilities	-
Net assets acquired	$1,202

The acquisition resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase price exceeded the net tangible asset value and reflects the future earnings and cash flow potential of the acquired business. The Company made an initial allocation of the purchase price at the date of the acquisition, based upon its understanding of the fair value of the acquired tangible assets and assumed liabilities. After additional information is obtained about the intangible assets of the acquired business, the Company anticipates that its final allocation of the purchase price will result in a reduction to goodwill by an amount representing the estimated fair value of the intangible assets identified, which are likely to include patents, other intellectual property, customer relationships and non-compete agreements.

The Company incurred $13,000 of transaction costs related to the acquisition during the three months ended March 31, 2015 that are reflected in the Company’s statement of operations as a period expense.

4. INVENTORIES

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$6,378	$5,844
Work in process	3,501	3,496
Finished goods	4,382	5,567
Provision for excess and obsolete inventory	(402)	(478)
Total inventories	$13,859	$14,429

Included in raw materials and finished goods at March 31, 2015 and December 31, 2014 are goods in transit of approximately $0.1 million and $0.1 million, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying values of goodwill for the three months ended March 31, 2015, were as follows (in thousands):

	T&D	Critical Power
	Solutions	Solutions	Total
	Segment	Segment	Goodwill
Balance as of December 31, 2014	$6,029	$3,577	$9,606
Additions due to acquisition	1,177	-	1,177
Adjustments	-	(159)	(159)
Balance as of March 31, 2015	$7,206	$3,418	$10,624

The components of intangible assets as of March 31, 2015 are summarized below (in thousands):

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated amortization	Impairment charges	Foreign currency translation	Net book value
Customer relationships	7	$7,282	$(1,463)	$(214)	$(158)	$5,447
Non-compete agreements	6	465	(218)	-	(2)	245
Trademarks	(a)	2,113	(41)	-	(62)	2,010
Distributor territory license	4	474	(30)	-	-	444
Internally developed software	7	289	(10)	-	-	279
Technology-related industry accreditations	Indefinite	950	-	(17)	(67)	866
Total intangible assets		$11,573	$(1,762)	$(231)	$(289)	$9,291

(a) Includes $1.8 million of trademarks with an indefinite useful life, and $0.3 million of trademarks that will be fully amortized during 2015 as a result of the Company’s decision to cease using them.

6. OTHER ASSETS

In December 2011 and January 2012, the Company made two loans, each in the amount of $300,000, to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers.  The full loan balance is outstanding at March 31, 2015.

Also included in Other Assets at March 31, 2015 are deferred financing costs of $0.2 million, a note receivable of $0.1 million as compared to deferred financing costs of $0.3 million and a note receivable of $0.2 million at December 31, 2014.

7. DEBT

Canadian Credit Facilities

In June 2013, the Company’s Canadian subsidiary, Pioneer Electrogroup Canada Inc., entered into an amended and restated letter loan agreement with Bank of Montreal (the “Canadian Facilities”) that replaced and superseded all of the Company’s prior financing arrangements with the bank.

The Canadian Facilities provide for up to $22.0 million Canadian dollars (“CAD”) (approximately $17.4 million expressed in U.S. dollars) in revolving and term debt. The Canadian facilities consist of a $10.0 million demand revolving credit facility (“Facility A”), a $2.0 million term credit facility (“Facility B”) and a $10.0 million term credit facility (“Facility C”).

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

Borrowings under Facility C are repayable according to a five year principal amortization schedule and bear interest for borrowings in U.S. dollars based on either LIBOR (plus 2.00% to 2.25%) or the U.S. Base Rate (plus 1.00% to 1.25%), depending on the Company’s leverage ratio. Facility C borrowings in Canadian dollars are priced at the Canadian Rate plus 1.00% to 1.25%, depending on the Company’s leverage ratio. On March 27, 2015, the Company elected to prepay in full the Canadian dollar portion of Facility C with $5.0 million Canadian dollars (approximately $4.0 million expressed in U.S. dollars) of cash available on-hand.

The Canadian Facilities are guaranteed by the Company and are secured by a first-ranking lien in the amount of $30 million CAD on all of the present and future movable and immovable property of the Company’s Canadian subsidiary. The Canadian Facilities require the Company’s Canadian operations to comply on a consolidated basis with various financial covenants, including maintaining a minimum fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and a limitation on funded debt to capitalization.

As of March 31,  2015 the Company had approximately $1.7 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of $0 outstanding under Facility A, $0.7 million outstanding under Facility B and $1.0 million outstanding under Facility C.

United States Credit Facilities

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

The U.S. Facility, as amended in May 2015, requires the Company to comply with a two-step test of financial covenants. First, the Company must comply with a maximum funded debt to adjusted EBITDA ratio of (a) 3.65x for the quarter ending March 31, 2015, (b) 3.25x for the quarter ending June 30, 2015, (c) 3.65x for the quarter ending September 30, 2015,  and (d)  2.75x for the quarter ending December 31, 2015 and all testing periods thereafter. Secondly, if the funded debt to adjusted EBITDA tests above are met, and the Company’s fixed charge coverage ratio is at or above 1.25x for all testing periods thereafter, then no further compliance tests are required.

Alternatively, the Company may comply with the financial covenant requirements of the U.S. Facilities if its U.S. operations comply with various financial covenants, including (a) maintaining a minimum fixed charge coverage ratio of 1.35, (b) limiting funded debt to less than 50% of capitalization, and (c) maintaining a maximum funded debt to adjusted EBITDA ratio of (i) 3.75 for fiscal quarters ending March 31, 2015 to September 30, 2015, and (ii) 3.00 for the fiscal quarters ending on or after December 31, 2015. The U.S. Facilities also restrict the ability of the Company and its U.S. subsidiaries to incur indebtedness, create or incur liens, make investments, make distributions or dividends and enter into merger agreements or agreements for the sale of any or all assets.

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

As of March 31, 2015, the Company had $12.3 million of borrowings outstanding under the U.S. Facilities and the Company was in compliance with its financial covenant requirements.

Nexus Promissory Note

On July 25, 2012, the Company’s Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a $1.65 million term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). The term loan is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. The obligations of Nexus under the term loan are secured by certain machinery and equipment located in Mexico and by a corporate guaranty by the Company. As of March 31, 2015, there was approximately $0.5 million outstanding.

Pico Promissory Note

In August 2013, in connection with the acquisition of certain assets from Pico Electrical Equipment, Inc. and Pico Metal Products, Inc., the Company’s Pioneer Custom Electrical Products Inc. subsidiary issued a $455,000 non-interest bearing promissory note to the sellers of the assets. In August 2014, the remaining principal amount of the promissory note was repaid in full.

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
Term credit facilities	$6,654	$11,165
Nexus promissory note	522	587
Other notes payable	70	260
Capital lease obligations	9	10
Total debt	7,255	12,022
Less current portion	(1,277)	(2,483)
Total long-term debt	$5,978	$9,539

8. PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees there are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Current service cost, net of employee contributions	$15	$11
Interest cost on accrued benefit obligation	27	32
Expected return on plan assets	(41)	(42)
Amortization of transitional obligation	3	3
Amortization of past service costs	2	2
Amortization of net actuarial gain	10	9
Total cost of benefit	$16	$15

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $24,000 and $27,000 of contributions to its defined benefit pension plan during the three months ended March 31, 2015 and 2014, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

9. SHAREHOLDERS’ EQUITY

Common Stock

The Company had 7,405,962 shares of common stock, $0.001 par value per share, outstanding of as of March 31, 2015 and December 31, 2014, respectively. In December 2014, in connection with the acquisition of Titan, the Company issued 233,707 shares of its common stock to Titan’s former convertible preferred stockholders and note holders in exchange for their interests in Titan.

Warrants

As of March 31, 2015, the Company had warrants outstanding to purchase 280,600 shares of common stock with a weighted average exercise price of $13.91 per share, of which 230,000 with a weighted average exercise price of $15.43 per share were scheduled to expire on dates between April 26 and April 30, 2015. The remaining 50,600 warrants, having an exercise price of $7.00 per share, will expire on September 18, 2018 unless exercised earlier.  No warrants were exercised during the three months ended March 31, 2015.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of March 31, 2015, and changes during the three months ended March 31, 2015, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2014	366,400	$9.92	6.9	$518,133
Granted	13,000	8.98	10.0	617
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2015	379,400	$9.89	6.7	$518,750
Exercisable as of March 31, 2015	278,401	$10.21	6.0	$435,699

As of March 31, 2015, there were 320,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Expense for stock-based compensation recorded for the three months ended March 31, 2015 and 2014 was approximately $60,000 and $36,000, respectively. At March 31, 2015, the Company had total stock-based compensation expense remaining to be recognized in the statement of operations of approximately $376,000.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in unrealized losses of $1.5 million and $0.7 million, respectively, for the three months ended March 31, 2015 and 2014.

10. BASIC AND DILUTED EARNINGS PER SHARE

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

	Three Months Ended March 31,
	2015	2014
Numerator:
Net (loss) earnings	$(225)	$590

Denominator:
Weighted average basic shares outstanding	7,406	7,172
Effect of dilutive securities - equity based compensation plans	-	63
Net dilutive effect of warrants outstanding	-	14
Denominator for diluted earnings per common share	7,406	7,249

Net (loss) earnings per common share:
Basic	$(0.03)	$0.08
Diluted	$(0.03)	$0.08

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	379	223
Warrants	281	240

11. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows ASC 280  Segment Reporting in determining its reportable segments.  In December 2014, the Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available.  As the Company makes decisions using a products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power Solutions.  The Critical Power Solutions reportable segment is an aggregation of the Company’s Pioneer Critical Power Inc. and Titan Energy Systems Inc. subsidiaries, and also includes sales and expenses directly and indirectly attributable to the Company’s strategic sales group, which group is primarily focused on marketing the Company’s Critical Power Solutions. The T&D Solutions reportable segment is an aggregation of all other Company subsidiaries, together with sales and expenses attributable to the strategic sales group for its T&D Solutions marketing activities.

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

The following tables present information about segment income and loss (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues
T&D Solutions	$23,663	$19,750
Critical Power Solutions	5,224	1,143
Consolidated	$28,887	$20,893

Depreciation and Amortization
T&D Solutions	$392	$377
Critical Power Solutions	375	18
General Corporate	16	10
Consolidated	$783	$405

Operating Income (Loss)
T&D Solutions	$1,549	$1,558
Critical Power Solutions	(831)	33
General Corporate	(802)	(596)
Consolidated	$(84)	$995

Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues
United States	$18,398	$10,319
Canada	10,474	10,574
Others	15	-
Total	$28,887	$20,893

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on April 2, 2015 and is available on the SEC’s website at www.sec.gov.

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

•	Our chairman controls a majority of our voting power, and may have, or may develop in the future, interests that may diverge from yours.
•	Material weaknesses in internal controls.

•	Future sales of large blocks of our common stock may adversely impact our stock price.
•	The liquidity and trading volume of our common stock.

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

Business Overview

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

•

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

•

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

	2015			2014
	Balance Sheet	Statements of Operations and Comprehensive Income		Balance Sheet	Statements of Operations and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.7895	$0.8057	$0.8057	$0.9046	$0.9062	$0.9062

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Overview of First Quarter Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in Note 11 -- Business Segment and Geographic Information and our Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary operating results during the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues
T&D Solutions	$23,663	$19,750
Critical Power Solutions	5,224	1,143
Consolidated	28,887	20,893
Cost of sales
T&D Solutions	18,851	15,197
Critical Power Solutions	4,638	776
Consolidated	23,489	15,973
Gross profit	5,398	4,920
Selling, general and administrative expenses	5,140	3,843
Depreciation and amortization expense	513	126
Foreign exchange (gain)	(171)	(44)
Total operating expenses	5,482	3,925
Operating income (loss)	(84)	995
Interest expense	154	136
Other expense	77	2
Earnings (loss) before income taxes	(315)	857
Provision (benefit) for income taxes	(90)	267
Net earnings (loss)	$(225)	$590

Backlog

Our backlog is based on firm orders from our customers expected to be delivered in the future, most of which is expected to occur during 2015. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual delivery, or completion, of our products and services varies from one or more days, in the case of inventoried standard products, to three to nine months, in the case of certain custom engineered equipment solutions, and up to one year or more under our service contracts.

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters (in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
T&D Solutions	$21,949	$25,854	$26,854	$29,321	$23,386
Critical Power Solutions	9,731	10,150	622	3,100	1,973
Total order backlog	$31,680	$36,004	$27,476	$32,421	$25,359

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,
	2015	2014	Variance	%
T&D Solutions
Transformers	$21,915	$19,160	$2,755	14.4
Switchgear	1,748	590	1,158	196.3
	23,663	19,750	3,913	19.8
Critical Power Solutions
Equipment	3,204	1,143	2,061	180.3
Service	2,020	-	2,020	-
	5,224	1,143	4,081	357.0
Total revenue	$28,887	$20,893	$7,994	38.3

For the three months ended March 31, 2015, our consolidated revenue increased by $8.0 million, or 38.3%, to $28.9 million, up from $20.9 million during the three months ended March 31, 2014.

T&D Solutions.  During the three months ended March 31, 2015, revenue from our transformer product lines increased by $2.8 million, or 14.4%. The increase was driven by sales to our U.S. customers, which increased by $3.4 million (up 47.5%), primarily as a result of a major new data center-oriented customer in our OEM sales channel. Partially offsetting this increase, sales from our Canadian operations declined $0.7 million (down 5.6%) as a result of foreign currency translation, which negatively impacted Canadian revenue by 11.8% (Canadian transformer revenue grew 6.2% on a constant currency basis). The overall growth in our Canadian transformer sales (excluding the effect of foreign currency translation) was realized among our engineered product categories consisting of liquid-filled and medium voltage dry-type transformers, and was partially offset by a decline in sales of low voltage, general purpose products which continue to face challenging conditions in the commercial construction market.

Our sales of T&D switchgear increased by threefold, to $1.7 million, during the three months ended March 31, 2015, as compared to the same period of the prior year. The increase reflects an increasing market share in the California market and surrounding regions for our Pioneer CEP business unit. Pioneer CEP was established through a factory acquisition on August 19, 2013, and its rapid growth reflects our initiatives to broaden the business unit’s product scope, together with the addition of key personnel.

Critical Power Solutions.  The $4.1 million increase in our Critical Power segment revenue was driven by the acquisition of Titan on December 2, 2014, which accounted for $5.1 million of revenue during the three months ended March 31, 2015, as compared to none during the prior year quarter. Titan’s revenue during the quarter included $3.1 million of power generation equipment sales (principally from Generac’s Industrial Power product line), together with $2.0 million of service program revenue attributable to its regional and national account customers.

The remaining $0.1 million of segment revenue was attributable to Pioneer Critical Power, down from $1.1 million of revenue during the three months ended March 31, 2014.  The decrease in Pioneer Critical Power revenue was due to a lack of any major projects scheduled to ship during the 2015 quarter, as compared to the completion of two significant orders for paralleling switchgear solutions during the same quarter of 2014.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,
	2015	2014	Variance	%
T&D Solutions
Gross profit	$4,812	$4,553	$259	5.7
Gross margin %	20.3	23.1	(2.8)

Critical Power Solutions
Gross profit	586	367	219	59.7
Gross margin %	11.2	32.1	(20.9)

Consolidated gross profit	$5,398	$4,920	$478	9.7
Consolidated gross margin %	18.7	23.5	(4.9)

For the three months ended March 31, 2015, our gross margin percentage was 18.7% of revenues, compared to 23.5% during the three months ended March 31, 2014. The 4.9% decrease in our consolidated gross margin percentage is explained mostly by the results of our larger, T&D Solutions segment, together with an unfavorable mix shift in our Critical Power Solutions segment.

T&D Solutions.  The 2.8% decrease in our T&D Solutions gross margin resulted primarily from an unfavorable shift in our sales mix that included a smaller proportion of custom-engineered, higher-margin liquid-filled transformers sold in Canada, which comprised just 39% of our T&D segment revenue during 2015, down from 48% in 2014. In addition, the gross margin of our Canadian operations was affected by unfavorable material purchase price variances due to the strengthening of the U.S. dollar, as compared to the same three months of 2014. In the U.S., our gross margin also declined as compared to the same period of last year, primarily due to a $2.8 million increase in OEM and brand label sales volume. At times, such as during the 2015 period, our gross margin from these sales channels was lower than our overall segment average. However, this dampening effect on our profitability is offset at the operating income level, due to the fact that freight and commission expense associated with these channels also tends to be significantly lower.

Critical Power Solutions.  The 20.9% decrease in our Critical Power segment gross margin was mostly due to the timing of an acquisition. Our original Critical Power business, which manufactures paralleling switchgear solutions that are among our longest lead-time, highest-gross margin product categories, represented 100% of segment results during the 2014 quarter, and only a very small portion of segment results during the 2015 quarter (less than 5% of sales). Moreover, these 2015 paralleling switchgear sales were at a very low gross margin, as expected, given the lack of any major projects that were scheduled to ship during the quarter.  As a result, our segment gross margin percentage in the 2015 period is mostly accounted for by our Titan acquisition, which at 13.5% reflects a blend between its business as a power generation equipment distributor together with related aftermarket services.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,
	2015	2014	Variance	%
T&D Solutions
Selling, general and administrative expense	$3,312	$2,941	$371	12.6
Depreciation and amortization expense	122	98	24	24.5
Foreign exchange (gain)	(171)	(44)	(127)	288.6
Segment operating expense	$3,263	$2,995	$268	8.9

Critical Power Solutions
Selling, general and administrative expense	$1,042	$316	$726	229.7
Depreciation and amortization expense	375	18	357	1,983.3
Segment operating expense	$1,417	$334	$1,083	324.3

General corporate expense
Selling, general and administrative expense	$786	$586	$200	34.1
Depreciation expense	16	10	6	60.0
Segment operating expense	$802	$596	$206	34.6

Consolidated operating expense	$5,482	$3,925	$1,557	39.7

Selling, General and Administrative Expense.  For the three months ended March 31, 2015, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $1.3 million, or 33.7%, to $5.1 million, as compared to $3.8 million during the three months ended March 31, 2014. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 17.8% in the 2015 period, as compared to 18.4% in 2014.

The increase in our selling, general and administrative expense is attributable mostly to our Critical Power segment, where expenses increased by $0.7 million as compared to 2014, resulting from the acquisition and inclusion of Titan in our 2015 first quarter results. T&D segment selling, general and administrative expense increased by $0.4 million, or 12.6%, during the three months ended March 31, 2015. The net increase mainly reflects salary and benefits expense that was $0.2 million higher during the 2015 period, due to the expansion of our corporate selling group, higher commission expense and new professional staff hired at our switchgear plant in Los Angeles. The remainder of the increase in our T&D segment was driven by higher freight expense and professional fees. The $0.2 million increase in our general corporate selling, general and administrative expense was primarily due to higher headcount, salary and benefits costs.

Depreciation and Amortization Expenses.  Depreciation and amortization expense consists primarily of amortization of definite-lived intangible assets, depreciation of fixed assets and excludes amounts included in cost of revenue. Depreciation and amortization expense increased by $0.4 million, or 307%, during the three months ended March 31, 2015, primarily as a result of amortization of intangible assets associated with the Titan acquisition.

Foreign Exchange (Gain) Loss. During the three months ended March 31, 2015, approximately 36% of our consolidated operating revenues were denominated in Canadian dollars (as compared to 51% in the 2014 period) and most of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended March 31, 2015, we recorded a gain of $171,000 due to currency fluctuations, compared to a gain of approximately $44,000 during the three months ended March 31, 2014.

Operating Income (Loss)

The following table represents our operating income or loss by reportable segment for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Variance	%
T&D Solutions	$1,549	$1,558	$(9)	(0.6)
Critical Power Solutions	(831)	33	(864)	(2,618)
General corporate expense	(802)	(596)	(206)	34.6
Total operating income (loss)	$(84)	$995	$(1,079)	(108.4)

T&D Solutions.  T&D segment operating income was $1.6 million during the three months ended March 31, 2015, or unchanged versus the prior year period. This net result reflects lower operating income of $0.2 million from our Canadian businesses that was driven by lower sales and a lower gross margin percentage, both of which were adversely impacted by a strengthening in the U.S. dollar. Operating income from our U.S. business units was higher by $0.2 million as a result of increased sales, partially offset by a lower blended gross margin percentage, and operating expenses that increased on a year-over-year basis. Our T&D segment operating income also includes selling, general and administrative expense attributable to our strategic sales group.

Critical Power Solutions.  During the three months ended March 31, 2015, our Critical Power segment generated an operating loss of $0.8 million, as compared to operating income of $33,000 during the same period of the prior year. The largest components of the $0.9 million change in Critical Power’s operating income include approximately $0.5 million due to lower sales and higher operating expenses in our paralleling switchgear manufacturing business, together with a $0.4 million increase in non-cash amortization expense related to intangible assets arising from the Titan acquisition.

General Corporate Expense. Our general corporate expense consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three months ended March 31, 2015, our general corporate expense increased $0.2 million, or 34.6%, primarily due to higher headcount, salary and benefits costs.

Non-Operating Expense

Interest Expense. For the three months ended March 31, 2015, interest expense was approximately $0.2 million, as compared to $0.1 million during the three months ended March 31, 2014. The increase in our interest expense was due to higher average borrowings outstanding under our credit facilities during the 2015 period, as compared to 2014.

Other Expense (Income). For the three months ended March 31, 2015, other non-operating expense was $0.1 million, as compared to $0 during the three months ended March 31, 2014. The 2015 other expense resulted primarily from acquisition-related transaction and restructuring expenses.

Income Tax (Benefit) Expense.  Our effective income tax rate was 28.6%  for the three months ended March 31, 2015, as compared to 31.2% in the 2014 period, as set forth below (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014	Variance
Earnings (loss) before income taxes	$(315)	$857	$(1,172)
Provision (benefit) for income taxes	(90)	267	(357)
Effective income tax rate %	28.6	31.2	(2.6)

Most of our taxable income is derived in Canada where we are subject to lower corporate tax rates relative to our U.S. operations. Our effective income tax rate decreased by 2.6% during the three months ended March 31, 2015, as compared to the same period of the prior year, as a greater proportion of our overall taxable income originated from Canada.

Net Earnings (Loss)

We generated a net loss of $0.2 million during the three months ended March 31, 2015, as compared to net earnings of $0.6 million for the three months ended March 31, 2014. Our net loss per basic and diluted share for the three months ended March 31, 2015 was $0.03, as compared to $0.08 for the three months ended March 31, 2014. The overall decrease in our net earnings was driven mostly by operating losses during the quarter stemming from our paralleling switchgear manufacturing and Canadian dry-type transformer business units, together with significantly increased expense for the amortization of acquisition-related intangibles from our Titan acquisition.

Restructuring and Optimization Actions

Titan Northeast. In April 2015, we committed to a plan to wind down the Northeast operations of our Titan subsidiary (“Titan Northeast”). Titan Northeast is a distinct, project management-oriented division within Titan that is engaged in the procurement, sale and service of backup power systems supplied by major manufacturers (principally MTU Onsite Energy). This decision was indicative of our strategy to focus on higher margin, higher investment return activities that create the most shareholder value.

During the three month period ended March 31, 2015, Titan Northeast had sales of $0.6 million resulting in a pretax loss of approximately $0.1 million. As of March 31, 2015, the division had an equipment and service order backlog of approximately $4.0 million that we intend to either complete, subcontract to third parties or abandon during the remainder of 2015, depending on the terms of underlying customer commitments in each case. The division does not qualify for treatment as a discontinued operation and is and will be reflected in our consolidated financial statements accordingly until the run-off of Titan Northeast’s business is complete. The discontinuation of Titan Northeast resulted in no change to the preliminary purchase price allocation, including our estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed, as discussed in Note 3 – Acquisitions.

Bemag Transformer. We are evaluating alternate strategies for repositioning the business and restructuring the operations of our Bemag Transformer reporting unit. While our original plan was to gradually migrate Bemag Transformers towards producing more higher-margin, custom-engineered solutions, the need for action has been accelerated by increased competition and a devaluation of the Canadian dollar, coupled with the recent downturn in Canada’s natural resource sector and lower expected capital spending on standard products manufactured by the reporting unit. When the repositioning and restructuring strategy is determined and formulated into a plan,  which is expected to occur before the end of the second quarter of 2015, the Company anticipates that it may recognize restructuring and asset impairment charges, and that there may be incremental capital expenditures required during the remainder of 2015 as a result of executing the plan.

LIQUIDITY AND CAPITAL RESOURCES

General. At March 31, 2015, we had total debt of $14.6 million and no cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, significant borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Used in Operating Activities. Cash used in our operating activities was approximately $0.5 million during the three months ended March 31, 2015, compared to cash used by our operating activities of $2.2 million during the three months ended March 31, 2014. The principal elements of cash provided by operating activities during the three months ended March 31, 2015 were approximately $0.9 million of non-cash expenses consisting of depreciation, amortization of intangibles and deferred financing costs and stock-based compensation. These sources of cash during the period were offset by a net loss of $0.2 million, $0.5 million of cash used for working capital purposes and $0.7 million related to deferred taxes, pension costs and unrealized gains related to currency translation included in our net earnings.

Cash Used in Investing Activities. Cash used in investing activities during the three months ended March 31, 2015 was approximately $0.3 million, as compared to $0.3 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, additions to our property, plant and equipment were $0.2 million, or unchanged as compared to the three months ended March 31, 2014. Our uses of cash in investing activities during the three months ended March 31, 2015 also included $0.1 million for the acquisition of Harmonics. During the three months ended March 31, 2014, we made investments of approximately $0.1 million in secured notes receivable from Harmonics, which notes were later forgiven upon the completion of the acquisition.

Cash Provided by (Used in) Financing Activities. Cash used by our financing activities was approximately $2.6 million during three months ended March 31, 2015, as compared to cash provided of $1.9 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, our net cash used by financing activities included approximately $1.7 million of increased bank overdrafts and borrowings under our revolving credit facilities, offset by principal payments of $4.4 million on our long-term debt and Titan’s remaining short-term financing obligations. During the three months ended March  31, 2014,  our cash provided by financing activities included approximately $2.4 million of increased bank overdrafts and borrowings outstanding under our revolving credit facilities, offset by principal payments of $0.4 million on our long-term debt.

Working Capital. As of March 31, 2015, we had net working capital of $5.2 million, compared to net working capital of $9.7 million, including $3.8 million of cash and equivalents at December 31, 2014. Our current assets were approximately 1.2 times our current liabilities at March 31, 2015, as compared to 1.4 times as at December 31, 2014. At March 31, 2015 and December 31, 2014, we had $5.4 million of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and cash equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Credit Facilities and Long-Term Debt

Canadian Credit Facilities

Our Canadian subsidiary has maintained credit facilities with Bank of Montreal since October 2009. In June 2013, our Canadian subsidiary entered into an amended and restated letter loan agreement (the “Canadian Facilities”) that replaced and superseded all our prior financing arrangements with the bank.

Our Canadian Facilities provide for up to $22.0 million Canadian dollars (“CAD”) ($17.4 million expressed in U.S. dollars) in revolving and term debt. The Canadian Facilities consist of a $10.0 million demand revolving credit facility (“Facility A”), a $2.0 million term credit facility (“Facility B”) and a $10.0 million term credit facility (“Facility C”).

Facility A is subject to margin criteria and borrowings bear interest at Bank of Montreal’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.50% per annum or LIBOR plus 2.00% per annum on amounts borrowed in U.S. dollars. Borrowings under Facility B bear interest at Bank of Montreal’s prime rate plus 1.00% per annum with principal repayments becoming due on a five year amortization schedule. Borrowings under Facility C are repayable according to a five year principal amortization schedule and bear interest for borrowings in U.S. dollars based on either LIBOR (plus 2.00% to 2.25%) or the U.S. Base Rate (plus 1.00% to 1.25%), depending on our leverage ratio. Facility C borrowings in Canadian dollars are priced at the Canadian Rate plus 1.00% to 1.25%, depending on our leverage ratio. On March 27, 2015, we elected to prepay in full the Canadian dollar portion of Facility C with $5.0 million Canadian dollars (approximately $4.0 million expressed in U.S. dollars) of cash available on-hand.

All obligations under the Canadian Facilities are guaranteed by us and are secured by a first-ranking lien in the amount of $30 million CAD on all of the present and future movable and immovable property of our Canadian subsidiary.

As of March 31, 2015, we had approximately $1.7 million in U.S. dollar equivalents outstanding under our Canadian Facilities and we were in compliance with our financial covenant requirements. Our borrowings consisted of $0 outstanding under Facility A, $0.7 million outstanding under Facility B and $1.0 million outstanding under Facility C.

United States Credit Facilities

In June 2013, we entered into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facility”), consisting of a $10.0 million demand revolving credit facility that replaced a smaller facility we maintained with another bank.

On December 2, 2014, the U.S. Facility was amended in order to provide a $5.0 million term loan facility that we used for the acquisition of Titan. The term loan facility has principal repayments becoming due on a five year amortization schedule

Borrowings under the U.S. Facility bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans.

Our obligations under the U.S. Facility are guaranteed by all our wholly-owned U.S. subsidiaries. In addition, we and our wholly-owned U.S. subsidiaries granted a security interest in substantially all of our assets, including 65% of the shares of Pioneer Electrogroup Canada Inc. held by us, to secure our obligations under the U.S. Facility.

As of March 31, 2015, we had $12.3 million outstanding under the U.S. Facility and we were in compliance with its financial covenant requirements.

Nexus Promissory Note

In July 2012, our Mexican subsidiary entered into a $1.7 million term loan agreement with GE Capital Mexico. The term loan is guaranteed by us and is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. As of March 31, 2015,  there was approximately $0.5 million outstanding under this loan.

Pico Promissory Note

In  August, 2013, in connection with the acquisition of certain assets from Pico Electrical Equipment, Inc. and Pico Metal Products, Inc., we issued a $455,000 non-interest bearing promissory note to the sellers of the assets. In August 2014 the remaining principal amount of the promissory note was repaid in full.

Titan Notes Payable

In connection with the acquisition of Titan, we assumed obligations to repay the remaining holders of unsecured notes. As of March 31, 2015, an aggregate principal amount of $70,000 remained outstanding.

Capital Lease Obligations

As of March 31, 2015, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $0.3 million during the three months ended March 31, 2015, as compared to $0.3 million during the three months ended March 31, 2014. Our 2015 capital expenditures included approximately $0.1 million for the implementation of a new ERP system, which project is ongoing, as compared to $0.1 million during the three months ended March 31, 2014. Other than the ERP system deployment, we have no major future capital projects planned, or significant replacement spending anticipated during 2015.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2014, continued to exist and were still considered material weaknesses in our internal control over financial reporting at March 31, 2015.

We conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In light of the material weaknesses found in our internal controls over financial reporting previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that continue to exist, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

Previously Disclosed Material Weaknesses

Management previously reported material weaknesses in the Company's internal control over financial reporting in the Annual Report on Form 10-K for the year ended December 31, 2014. The material weaknesses related to entity-level controls including maintaining a sufficient complement of adequately trained personnel, adherence to procedures regarding standard costing and the valuation of inventory at our Bemag Transformer reporting unit, and the financial close and reporting process at our Pioneer Critical Power reporting unit.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting. Through the actions described in the remediation plan reported in our Annual Report on Form 10-K for the year ended December 31, 2014, we believe that we are addressing the deficiencies that affected our internal control over financial reporting for the year then ended. Until the remediation plan is fully implemented and operating for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable.

Changes in Internal Control over Financial Reporting

Other than changes that have been enacted pursuant to our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

PIONEER POWER SOLUTIONS, INC.
Date: May 15, 2015	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: May 15, 2015	/s/ Andrew Minkow
Andrew Minkow Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Seventh Amendment to Credit Agreement, dated as of May 15, 2015, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

_______________

* Filed herewith.