Form 10-Q
period 2015-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2015-08-12
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of August 11, 2015 was 7,405,962.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1A. Risk Factors	28
Item 6. Exhibits	28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$26,460	$21,064	$55,348	$41,957
Cost of goods sold	21,533	16,876	45,022	32,848
Gross profit	4,927	4,188	10,326	9,109
Operating expenses
Selling, general and administrative	5,535	3,509	11,188	7,478
Foreign exchange (gain) loss	79	108	(92)	63
Total operating expenses	5,614	3,617	11,096	7,541
Operating (loss) income	(687)	571	(770)	1,568
Interest expense	179	129	333	266
Other expense	186	-	263	2
Earnings (loss) before income taxes	(1,052)	442	(1,366)	1,300
Income tax (benefit) expense	(235)	140	(324)	408
Net (loss) earnings	$(817)	$302	$(1,042)	$892

Net (loss) earnings per common share:
Basic	$(0.11)	$0.04	$(0.14)	$0.12
Diluted	$(0.11)	$0.04	$(0.14)	$0.12

Weighted average common shares outstanding:
Basic	7,406	7,172	7,406	7,172
Diluted	7,406	7,237	7,406	7,244

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) earnings	$(817)	$302	$(1,042)	$892
Other comprehensive income (loss)
Foreign currency translation adjustments	263	657	(1,246)	(19)
Amortization of net prior service costs and net actuarial losses, net of tax	(40)	10	51	73
Other comprehensive income (loss)	223	667	(1,195)	54
Comprehensive (loss) income	$(594)	$969	$(2,237)	$946

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$3,832
Accounts receivable, net	14,722	13,101
Inventories, net	15,582	14,429
Income taxes receivable	470	474
Deferred income taxes	1,394	472
Prepaid expenses and other current assets	1,574	1,671
Total current assets	33,742	33,979
Property, plant and equipment, net	10,669	11,195
Noncurrent deferred income taxes	7,099	7,124
Other assets	1,024	1,143
Intangible assets, net	8,866	9,791
Goodwill	10,624	9,606
Total assets	$72,024	$72,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank overdrafts	$979	$-
Revolving credit facilities	9,153	6,860
Accounts payable and accrued liabilities	16,838	14,396
Current maturities of long-term debt and capital lease obligations	1,642	2,483
Income taxes payable	856	523
Total current liabilities	29,468	24,262
Long-term debt, net of current maturities	5,361	9,539
Pension deficit	225	351
Other long-term liability	500	-
Noncurrent deferred income taxes	7,755	7,852
Total liabilities	43,309	42,004
Shareholders’ Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 7,405,962 shares issued and outstanding	7	7
Additional paid-in capital	18,488	18,370
Accumulated other comprehensive loss	(4,520)	(3,325)
Retained earnings	14,740	15,782
Total shareholders’ equity	28,715	30,834
Total liabilities and shareholders’ equity	$72,024	$72,838

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net (loss) earnings	$(1,042)	$892
Depreciation	708	666
Amortization of intangible assets	869	159
Amortization of deferred financing costs	64	58
Deferred income tax	(1,030)	(573)
Accrued pension	22	(144)
Stock-based compensation	117	100
Foreign currency remeasurement (gain) loss	(87)	31
Changes in current operating assets and liabilities:
Accounts receivable	(2,383)	(1,764)
Inventories	(1,687)	(2,326)
Prepaid expenses and other assets	75	(98)
Income taxes	443	(184)
Accounts payable and accrued liabilities	2,678	2,923
Net cash used in operating activities	(1,253)	(260)

Investing activities
Additions to property, plant and equipment	(595)	(505)
Business acquisitions, net of cash acquired	(93)	-
Notes receivable	(88)	(34)
Net cash used in investing activities	(776)	(539)

Financing activities
Increase in bank overdrafts	979	729
Net increase in revolving credit facilities	2,348	661
Repayment of long-term debt	(4,467)	(1,090)
Payment of deferred financing costs	(40)	-
Repayment of financing obligation	(152)	(10)
Net cash (used in) provided by financing activities	(1,332)	290

Decrease in cash and cash equivalents	(3,361)	(509)
Effect of foreign exchange on cash and cash equivalents	(471)	142

Cash and cash equivalents
Beginning of year	3,832	425
End of period	$-	$58

Non-cash investing activities:
Forgiveness of indebtedness due to purchaser	$609	$-

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from thirteen additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the Company’s accounting policies during the second quarter of 2015.

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

In July 2015, the FASB made a decision to defer the effective date of the new standard for one year and permit early adoption as of the original effective date.  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

Simplifying the Measurement of Inventory.     The FASB recently issued ASU 2015-111  as part of its simplification initiative. The amendments require inventory within the scope of the ASU to be measured using the lower of cost and net realizable value. The changes apply to all types of inventory, except those measured using LIFO or the retail inventory method. The new standard takes effect in 2017 for calendar year-end entities.  .  The Company is currently evaluating the impact on its consolidated financial statements.

3. ACQUISITIONS

Since January 1, 2014, the Company has acquired two businesses in the U.S. These acquisitions have allowed the Company to expand its products and service capabilities and offer its customers a greater breadth of solutions for their electrical power distribution and backup power needs. A summary of the acquisitions is as follows:

Business Acquired	Closing	Net Assets Acquired (in 000s)	Segment	Primary Form of Consideration
Titan Energy Worldwide, Inc.	12/02/14	$1,958	Critical Power	Cash/stock
Harmonics Holdings Inc.	01/16/15	1,202	T&D Solutions	Seller note/debt forgiveness
		$3,160

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

The following table summarizes the consideration paid for the Titan acquisition and presents the allocation of the amount to the net tangible and identifiable intangible assets based on their estimated fair values as of December 2, 2014 (in thousands):

Titan Acquisition
Purchase Price
Cash consideration	$953
Common stock consideration	1,005
$1,958

Purchase Price Allocation
Current assets, including cash and cash equivalents of $0.1 million	$3,721
Property, plant and equipment	410
Identifiable intangible assets	5,147
Goodwill	2,719
Total assets acquired	11,997
Current liabilities	(6,881)
Notes payable	(3,158)
Net assets acquired	$1,958

The Company determined the purchase price allocation based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can impact the Company’s results of operations. Management utilized recognized valuation techniques, including the income approach and cost approach for the net assets acquired, in addition to relying on asset appraisals.

The major classes of intangible assets arising from the acquisition of Titan, their respective amortization periods, and the amount of amortization expense recognized during the six months ended June 30, 2015 are as follows (in thousands):

	Weighted Average Amortization Years	Titan Acquisition
Acquired Intangible Assets
Customer relationships	4	$4,320
Distributor territory license	4	474
Internally developed software	7	289
Trade names	1	64
		$5,147

All of the goodwill and intangibles arising out of the Titan acquisition are amortizable for tax purposes.

The Company incurred $0.7 million of transaction, due diligence and integration costs during the year ended December 31, 2014 that were reflected in the Company’s results as a period expense. These costs included legal reorganization expenses, professional fees and integration costs and were included in the Company’s other expense in its statements of operations.

2015 Acquisition

On January 16, 2015, the Company acquired substantially all the assets of Harmonics Holdings Inc. (“Harmonics”), consisting primarily of intellectual property, accounts receivable and machinery and equipment. Harmonics is a Connecticut-based specialty provider of equipment that incorporates a patented technology for the elimination of harmonic currents in power distribution systems. The transaction was accounted for under the purchase method of accounting and the Company funded the cash consideration for the acquisition from available cash on hand.

The following table summarizes the consideration paid for the Harmonics acquisition and presents the preliminary allocation of the amount to the net tangible and identifiable intangible assets based on their estimated fair values as of January 16, 2015 (in thousands):

Harmonics Acquisition
Purchase Price
Cash consideration	$93
Forgiveness of trade payables and indebtedness due to purchaser	609
Deferred payments due to seller	500
$1,202

Purchase Price Allocation
Current assets	$21
Property, plant and equipment	4
Goodwill	1,177
Total assets acquired	1,202
Current liabilities	-
Net assets acquired	$1,202

The acquisition resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase price exceeded the net tangible asset value and reflects the future earnings and cash flow potential of the acquired business. The Company made an initial allocation of the purchase price at the date of the acquisition, based upon its understanding of the fair value of the acquired tangible assets and assumed liabilities. After additional information is obtained about the intangible assets of the acquired business, the Company anticipates that its final allocation of the purchase price will result in a reduction to goodwill by an amount representing the estimated fair value of the intangible assets identified, which are likely to be intellectual property, customer relationships and non-compete agreements.

The Company incurred approximately $13,000 of transaction costs related to the acquisition during the six months ended June 30, 2015 that are reflected in the Company’s statement of operations as a period expense.

4. INVENTORIES

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$6,332	$5,844
Work in process	4,491	3,496
Finished goods	5,228	5,567
Provision for excess and obsolete inventory	(469)	(478)
Total inventories	$15,582	$14,429

Included in raw materials and finished goods at June 30, 2015 and December 31, 2014 are goods in transit of approximately $0.1 million, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying values of goodwill for the six months ended June 30, 2015, were as follows (in thousands):

	T&D	Critical Power
	Solutions	Solutions	Total
	Segment	Segment	Goodwill
Balance as of December 31, 2014	$6,029	$3,577	$9,606
Additions due to acquisition	1,177	-	1,177
Adjustments	-	(159)	(159)
Balance as of June 30, 2015	$7,206	$3,418	$10,624

Changes in the carrying values of intangible assets for the six months ended June 30, 2015, were as follows (in thousands):

	T&D	Critical Power	Total
	Solutions	Solutions	Intangible
	Segment	Segment	Assets
Balance as of December 31, 2014	$4,386	$5,405	$9,791
Amortization	(186)	(683)	(869)
Foreign currency translation	(56)	-	(56)
Balance as of June 30, 2015	$4,144	$4,722	$8,866

The components of intangible assets as of June 30, 2015 are summarized below (in thousands):

	Weighted average amortization years	Gross carrying amount	Accumulated amortization	Impairment charges	Foreign currency translation	Net book value
Customer relationships	7	$7,282	$(1,801)	$(214)	$(153)	$5,114
Non-compete agreements	6	465	(234)	-	(2)	229
Trademarks	(a)	2,113	(82)	-	(59)	1,972
Distributor territory license	4	474	(59)	-	-	415
Internally developed software	7	289	(21)	-	-	268
Technology-related industry accreditations	Indefinite	950	-	(17)	(65)	868
Total intangible assets		$11,573	$(2,197)	$(231)	$(279)	$8,866

 (a) Includes $1.8 million of trademarks with an indefinite useful life, and $0.3 million of trademarks that will be fully amortized during 2015 as a result of the Company’s decision to cease using them.

6. OTHER ASSETS

In December 2011 and January 2012, the Company made two loans, each in the amount of $300,000, to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers.  The full loan balance is outstanding at June 30, 2015.

Also included in Other Assets at June 30, 2015 are deferred financing costs of $0.3 million, a note receivable of $0.1 million as compared to deferred financing costs of $0.3 million and a note receivable of $0.2 million at December 31, 2014.

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

As of June 30, 2015 the Company had approximately $1.5 million in U.S. dollar equivalents outstanding under the Canadian Facilities and was in compliance with its financial covenant requirements. The Company’s borrowings consisted of $0 outstanding under Facility A, $0.6 million outstanding under Facility B and $0.9 million outstanding under Facility C.

In July 2015, the Canadian Facilities were amended to provide for a $2.0 million loan under Facility A, which was used by the Company’s U.S. operations in connection with an acquisition (see Note 12 – Subsequent Events). The loan must be repaid by September 30, 2015. The Company intends to repay the loan using sources of cash including, but not limited to, its cash flow from operations and/or external financing sources, if required.

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

The U.S. Facility, as amended in August 2015, requires the Company to comply with a two-step test of financial covenants. First, the Company must comply with a maximum funded debt to adjusted EBITDA ratio of (a) 5.00x for the quarter ending June 30,

2015, (b) 7.00x for the quarter ending September 30, 2015, (c) 4.00x for the quarter ending December 31, 2015, (d) 3.25x for the quarter ending March 31, 2016 and (e) 2.75x for the quarter ending June 30, 2016 and all testing periods thereafter. Secondly, if the funded debt to adjusted EBITDA tests above are met, and the Company’s fixed charge coverage ratio is at or above (a) 1.00x for the quarter ending June 30, 2015, (b) 0.50x for the quarter ending September 30, 2015, (c) 1.00x for the quarter ending December 31, 2015, and (d) 1.25x for the quarter ending March 31, 2016 and all testing periods thereafter, then no further compliance tests are required.

Alternatively, the Company may comply with the financial covenant requirements of the U.S. Facilities if its U.S. operations comply with various financial covenants, including (a) maintaining a minimum fixed charge coverage ratio of 1.35, (b) limiting funded debt to less than 50% of capitalization, and (c) maintaining a maximum funded debt to adjusted EBITDA ratio of (i) 3.75 for fiscal quarters ending June 30, 2015 and September 30, 2015, and (ii) 3.00 for the fiscal quarters ending on or after December 31, 2015. The U.S. Facilities also restrict the ability of the Company and its U.S. subsidiaries to incur indebtedness, create or incur liens, make investments, make distributions or dividends and enter into merger agreements or agreements for the sale of any or all assets.

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

In connection with the U.S. Facilities, the Company and its U.S. subsidiaries and the bank entered into a security agreement, pursuant to which the Company granted a security interest in substantially all of its assets in the U.S., including 65% of the shares of Pioneer Electrogroup Canada Inc., to secure the Company’s obligations under the U.S. Facilities.

As of June 30, 2015, the Company had $14.1 million of borrowings outstanding under the U.S. Facilities and the Company was in compliance with its financial covenant requirements. The Company’s borrowings consisted of $9.2 million outstanding under its revolving credit facility and $4.9 million outstanding under its term loan facility.

Nexus Promissory Note

On July 25, 2012, the Company’s Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a $1.65 million term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). The term loan is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. The obligations of Nexus under the term loan are secured by certain machinery and equipment located in Mexico and by a corporate guaranty by the Company. As of June 30, 2015, there was approximately $0.5 million outstanding.

Titan Notes Payable

In connection with the acquisition of Titan, the Company assumed obligations to repay the remaining holders of unsecured notes. As of June 30, 2015, an aggregate principal amount of $70,000 remained outstanding.

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Term credit facilities	$6,470	$11,165
Nexus promissory note	455	587
Other notes payable	70	260
Capital lease obligations	8	10
Total debt	7,003	12,022
Less current portion	(1,642)	(2,483)
Total long-term debt	$5,361	$9,539

8. PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees there are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current service cost, net of employee contributions	$14	$9	$29	$20
Interest cost on accrued benefit obligation	27	32	55	64
Expected return on plan assets	(44)	(44)	(85)	(86)
Amortization of transitional obligation	3	3	5	6
Amortization of past service costs	2	2	4	4
Amortization of net actuarial gain	9	8	19	17
Total cost of benefit	$11	$10	$27	$25

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $59,000 and $68,000 of contributions to its defined benefit pension plan during the six months ended June 30, 2015 and 2014, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

9. SHAREHOLDERS’ EQUITY

Common Stock

The Company had 7,405,962 shares of common stock, $0.001 par value per share, outstanding of as of June 30, 2015 and December 31, 2014, respectively. In December 2014, in connection with the acquisition of Titan, the Company issued 233,707 shares of its common stock to Titan’s former convertible preferred stockholders and note holders in exchange for their interests in Titan.

Warrants

As of June 30, 2015, the Company had warrants outstanding to purchase 50,600 shares of common stock at an exercise price of $7.00 per share. These warrants are scheduled to expire on September 18, 2018 unless exercised earlier. No warrants were exercised during the six months ended June 30, 2015.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of June 30, 2015, and changes during the six months ended June 30, 2015, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2014	366,400	$9.81	6.9	$268,400
Granted	13,000	8.98	10.0	-
Exercised	-	-	-	-
Forfeited	(30,000)	-	-	-
Outstanding as of June 30, 2015	349,400	$9.34	7.1	$268,400
Exercisable as of June 30, 2015	278,401	$9.48	6.4	$229,774

As of June  30, 2015, there were 320,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Expense for stock-based compensation recorded for the three and six months ended June 30, 2015 was approximately $57,000 and $117,000, respectively, as compared to $63,000 and $100,000 during the three and six months ended June 30, 2014, respectively. At June 30, 2015, the Company had total stock-based compensation expense remaining to be recognized in the statement of operations of approximately $319,000.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in an unrealized loss of $1.2 million for the six months ended June 30, 2015, as compared to an unrealized gain of $0.1 million for the six months ended June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net (loss) earnings	$(817)	$302	$(1,042)	$892

Denominator:
Weighted average basic shares outstanding	7,406	7,172	7,406	7,172
Effect of dilutive securities - equity based compensation plans	-	54	-	60
Net dilutive effect of warrants outstanding	-	11	-	12
Denominator for diluted earnings per common share	7,406	7,237	7,406	7,244

Net (loss) earnings per common share:
Basic	$(0.11)	$0.04	$(0.14)	$0.12
Diluted	$(0.11)	$0.04	$(0.14)	$0.12

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	349	223	349	223
Warrants	51	240	51	240

11. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows ASC 280  Segment Reporting in determining its reportable segments. In December 2014, the Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available.  As the Company makes decisions using a products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power Solutions. The Critical Power Solutions reportable segment is an aggregation of the Company’s Pioneer Critical Power Inc. and Titan Energy Systems Inc. subsidiaries, and also includes sales and expenses directly and indirectly attributable to the Company’s strategic sales group. The T&D Solutions reportable segment is an aggregation of all other Company subsidiaries, together with sales and expenses attributable to the strategic sales group for its T&D Solutions marketing activities.

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

The following tables present information about segment income and loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
T&D Solutions	$20,914	$20,857	$44,577	$40,607
Critical Power Solutions	5,546	207	10,771	1,350
Consolidated	$26,460	$21,064	$55,348	$41,957

Depreciation and Amortization
T&D Solutions	$397	$392	$790	$769
Critical Power Solutions	379	18	755	35
General Corporate	17	11	33	21
Consolidated	$793	$421	$1,578	$825

Operating Income (Loss)
T&D Solutions	$483	$1,401	$2,189	$2,957
Critical Power Solutions	(586)	(263)	(1,378)	(227)
General Corporate	(584)	(567)	(1,581)	(1,162)
Consolidated	$(687)	$571	$(770)	$1,568

Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$16,001	$9,088	$34,399	$19,407
Canada	10,110	11,968	20,585	22,542
Others	349	8	364	8
Total	$26,460	$21,064	$55,348	$41,957

12. SUBSEQUENT EVENTS

On August 1, 2015, Pioneer Custom Electrical Products Inc. completed the purchase of substantially all the assets comprising the business of Pacific Power Integration Systems, Inc. (“Pacific”). Located in Santa Fe Springs, California, Pacific is a manufacturer of low and medium voltage switchgear, primarily serving customers in the oil refining, mass transit and utility sectors. The purchase price of $2.0 million in cash was financed with revolving debt drawn from the Company’s Canadian Facilities, and must be repaid by September 30, 2015 (see Note 7 – Debt).

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
•

A  significant portion of our revenue and expenditures are derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and earnings.

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

Business Overview

We manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets.  Our principal products and services include custom-engineered electrical transformers, switchgear and engine-generator sets and controls, complemented by a national field-service network to maintain and repair power generation assets. We are headquartered in Fort Lee, New Jersey and operate from 14 additional locations in the U.S., Canada and Mexico for manufacturing, service, centralized distribution, engineering, sales and administration.

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

Foreign Currency Exchange Rates

Although we report our results in accordance with U.S. GAAP and in U.S. dollars, two of our business units are Canadian operations whose functional currency is the Canadian dollar.  As such, the financial position, results of operations, cash flows and equity of these operations are initially consolidated in Canadian dollars. Their assets and liabilities are then translated from Canadian dollars to U.S. dollars by applying the foreign currency exchange rate in effect at the balance sheet date, while the results of their operations and cash flows are translated to U.S. dollars by applying weighted average foreign currency exchange rates in effect during the reporting period. The resulting translation adjustments are included in other comprehensive income or loss.

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

	2015			2014
	Balance Sheet	Statements of Operations and Comprehensive Income		Balance Sheet	Statements of Operations and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.7895	$0.8057	$0.8057	$0.9046	$0.9062	$0.9062
June 30	$0.8006	$0.8134	$0.8095	$0.9372	$0.9170	$0.9116

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Overview of First Half Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in Note 11 – Business Segment and Geographic Information and in our Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary operating results during the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
T&D Solutions	$20,914	$20,857	$44,577	$40,607
Critical Power Solutions	5,546	207	10,771	1,350
Consolidated	26,460	21,064	55,348	41,957
Cost of sales
T&D Solutions	17,013	16,683	35,863	31,880
Critical Power Solutions	4,520	193	9,159	968
Consolidated	21,533	16,876	45,022	32,848
Gross profit	4,927	4,188	10,326	9,109
Selling, general and administrative expenses	5,014	3,382	10,153	7,225
Depreciation and amortization expense	521	127	1,035	253
Foreign exchange (gain) loss	79	108	(92)	63
Total operating expenses	5,614	3,617	11,096	7,541
Operating (loss) income	(687)	571	(770)	1,568
Interest expense	179	129	333	266
Other expense	186	-	263	2
Earnings (loss) before income taxes	(1,052)	442	(1,366)	1,300
Income tax (benefit) expense	(235)	140	(324)	408
Net (loss) earnings	$(817)	$302	$(1,042)	$892

Backlog

Our backlog is based on firm orders from our customers expected to be delivered in the future, most of which is expected to occur during the next twelve months.  Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual delivery, or completion, of our products and services varies from one or more days, in the case of inventoried standard products, to three to nine months, in the case of certain custom engineered equipment solutions, and up to one year or more under our service contracts.

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters (in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
T&D Solutions	$21,712	$21,949	$25,854	$26,854	$29,321
Critical Power Solutions	11,070	9,731	10,150	622	3,100
Total order backlog	$32,782	$31,680	$36,004	$27,476	$32,421

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Variance	%	2015	2014	Variance	%
T&D Solutions
Transformers	$19,248	$19,670	$(422)	(2.1)	$41,163	$38,830	$2,333	6.0
Switchgear	1,666	1,187	479	40.4	3,414	1,777	1,637	92.1
	20,914	20,857	57	0.3	44,577	40,607	3,970	9.8
Critical Power Solutions
Equipment	3,487	147	3,340	pos.	6,632	1,308	5,324	407.0
Service	2,059	60	1,999	pos.	4,139	42	4,097	pos.
	5,546	207	5,339	pos.	10,771	1,350	9,421	697.9
Total revenue	$26,460	$21,064	$5,396	25.6	$55,348	$41,957	$13,391	31.9

For the three months ended June 30, 2015, our consolidated revenue increased by $5.4 million, or 25.6%, to $26.5 million, up from $21.1 million during the three months ended June 30, 2014. For the six months ended June 30, 2015, our consolidated revenue increased by $13.4 million, or 31.9%, to $55.3 million, up from $42.0 million during the six months ended June 30, 2014.

T&D Solutions.  During the three months ended June 30, 2015, our T&D Solutions revenue increased $0.1 million (up 0.3%) as compared to the same quarter of 2014. Revenue from our transformer product lines decreased by $0.4 million (down 2.1%), and was offset by $0.5 million of growth (up 40.4%) in sales of our switchgear equipment solutions. The overall decrease in our transformer sales was driven by our Canadian operations where sales declined $2.7 million (down 22%) mostly as a result of foreign currency translation which negatively impacted revenue by approximately 12%. The remaining 10% year-over-year decrease in our Canadian transformer revenue is attributable to recessionary economic conditions and a general lack of commercial and industrial capital spending, particularly in Canada’s natural resource sector. Partially offsetting this sales performance, our U.S. transformer sales grew $2.3 million (up 31%), primarily as a result of a major new data center-oriented customer in our OEM sales channel, and new customer gains by our corporate selling group.

For the six months ended June 30, 2015, our T&D Solutions revenue increased $4.0 million (up 9.8%) as compared to the first six months of 2014. This increase was comprised of $2.3 million in revenue growth (up 6.0%) from our transformer product categories, together with a $1.6 million increase (up 92.1%) in sales of our T&D switchgear-related revenue. The overall increase in our transformer sales was driven by strong volume in the U.S. (up 40%), led mostly by demand for custom magnetics in our OEM sales channel, together with increased brand label sales and commercial construction activity. This growth was partially offset by continued weakness in Canadian market conditions and the effect of foreign currency translation which precipitated a 14% decrease in Canadian sales, as compared to the same period in 2014. The large increase in our sales of T&D switchgear reflects an increasing market share in the California market and surrounding regions for our Pioneer CEP business unit that was established in August 2013.

Critical Power Solutions.  During the three months ended June 30, 2015, the $5.3 million increase in our Critical Power segment revenue was driven by the acquisition of Titan on December 2, 2014, which accounted for $5.4 million of revenue during the three months ended June 30, 2015, as compared to none during the prior year quarter. Titan’s revenue during the quarter included $3.4 million of power generation equipment sales (principally from Generac’s Industrial Power product line), together with $2.0 million of service program revenue attributable to its regional and national account customers. The remaining $0.1 million of segment revenue was attributable to the manufacture, sale and service of switchgear for critical power systems, down from $0.2 million of revenue during the three months ended June 30, 2014.

For the six months ended June 30, 2015, our Critical Power Solutions revenue increased to $10.8 million, up $9.4 million (or approximately 700%), due to the acquisition of Titan. Segment revenue consisted of $6.6 million in power generation equipment and $4.1 million in service revenue, a different mix as compared to $1.4 million of revenue during the six months ended June 30, 2014, consisting almost entirely of two significant paralleling switchgear projects.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Variance	%	2015	2014	Variance	%
T&D Solutions
Gross profit	$3,901	$4,174	$(273)	(6.5)	$8,714	$8,727	$(13)	(0.1)
Gross margin %	18.7	20.0	(1.3)		19.5	21.5	(2.0)

Critical Power Solutions
Gross profit	1,026	14	1,012	pos.	1,612	382	1,230	322.0
Gross margin %	18.5	6.8	11.7		15.0	28.3	(13.3)

Consolidated gross profit	$4,927	$4,188	$739	17.6	$10,326	$9,109	$1,217	13.4
Consolidated gross margin %	18.6	19.9	(1.3)		18.7	21.7	(3.0)

For the three months ended June 30, 2015, our gross margin percentage was 18.6% of revenues, compared to 19.9% during the three months ended June 30, 2014. For the six months ended June 30, 2015, our gross margin percentage was 18.7% of revenues, compared to 21.7% during the six months ended June 30, 2014. The decreases in our consolidated gross margin percentages is explained mostly by an unfavorable sales mix shift within our larger T&D Solutions segment, as well as in in our Critical Power Solutions segment, which included lower sales of paralleling switchgear in 2015, as compared to the same periods of 2014.

T&D Solutions.  During the three months ended June 30, 2015, the 1.3% decrease in our T&D Solutions gross margin percentage resulted primarily from challenging conditions in Canada where material costs have risen due to appreciation of the U.S. dollar, combined with weak commercial and industrial construction activity which has lowered demand overall, and in particular for our higher-margin, custom-engineered product categories. Increased sales from our U.S. T&D operations partially offset the decline in gross profit from Canada, but most of this sales growth occurred in channels where our gross margin percentage is lower than our overall segment average.

For the six months ended June 30, 2015, the 2.0% decrease in our T&D Solutions gross margin percentage was due mostly to challenging demand and sales mix factors in Canada described above, particularly in our dry-type transformer categories. Higher throughput and sales by our U.S. T&D operations balanced out the decline in gross profit dollars from Canada, but at a lower average gross margin.

Critical Power Solutions.  During the three months ended June 30, 2015, the 11.7%  increase in our Critical Power segment gross margin percentage reflects a significant, acquisition-driven mix change towards the sale of engine generators and provision of aftermarket service, as compared to the same period of 2014 when our sales consisted solely of paralleling switchgear, and in an amount too small to be useful for comparison purposes. The gross margin increase also underscores improved performance by our Titan division which expanded its gross margin percentage by 5.7%, as compared to the first quarter of 2015, attributable mostly to its recurring field service business.

For the six months ended June 30, 2015, the 13.3% decrease in our Critical Power segment gross margin percentage was due mostly to the timing of the Titan acquisition, together with a lack of major projects completed in 2015 by our original Critical Power business focused on paralleling switchgear. This business represented 100% of segment sales at a 28.3% gross margin during the first six months of 2014, but represented only 2% of segment sales and at a negative gross margin during the six month period ended June 30, 2015. As a result, our blended 15.0% segment gross margin percentage during the six months ended June 30, 2015 mostly reflects our Titan division and the impact being caused by our paralleling switchgear business as it attempts to rebuild its order backlog in size and consistency from quarter to quarter.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Variance	%	2015	2014	Variance	%
T&D Solutions
Selling, general and administrative expense	$3,203	$2,567	$636	24.8	$6,359	$5,508	$851	15.5
Depreciation and amortization expense	125	98	27	27.6	247	197	50	25.4
Foreign exchange (gain) loss	90	108	(18)	(16.7)	(81)	65	(146)	(224.6)
Segment operating expense	$3,418	$2,773	$645	23.3	$6,525	$5,770	$755	13.1

Critical Power Solutions
Selling, general and administrative expense	$1,233	$259	$974	376.1	$2,235	$574	$1,661	289.4
Depreciation and amortization expense	379	18	361	pos.	755	35	720	pos.
Segment operating expense	$1,612	$277	$1,335	481.9	$2,990	$609	$2,381	391.0

General corporate expense
Selling, general and administrative expense	$578	$556	$22	4.0	$1,559	$1,143	$416	36.4
Depreciation expense	17	11	6	54.5	33	21	12	57.1
Foreign exchange (gain)	(11)	-	(11)	-	(11)	(2)	(9)	450.0
Segment operating expense	$584	$567	$17	3.0	$1,581	$1,162	$419	36.1

Consolidated
Selling, general and administrative expense	$5,014	$3,382	$1,632	48.3	$10,153	$7,225	$2,928	40.5
Depreciation and amortization expense	521	127	394	310.2	1,035	253	782	309.1
Foreign exchange	79	108	(29)	(26.9)	(92)	63	(155)	(246.0)
Consolidated operating expense	$5,614	$3,617	$1,997	55.2	$11,096	$7,541	$3,555	47.1

Selling, General and Administrative Expense.  For the three months ended June 30, 2015, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $1.6 million, or 48.3%, to $5.0 million.

During the six months ended June 30, 2015, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $2.9 million, or 40.5%, to $10.2 million. As a percentage of consolidated revenue, selling, general and administrative expense before depreciation and amortization increased to 18.9%  and 18.3% during the three and six month periods ended June 30, 2015, respectively, as compared to 16.1%  and 17.2% of revenue during the same periods of 2014.

The increase in our selling, general and administrative expense is attributable mostly to our Critical Power segment, which accounted for approximately 60% of the overall increase during both the three and six month periods ended June 30, 2015, as compared to 2014, resulting from the acquisition and inclusion of Titan in our 2015 results. T&D segment selling, general and administrative expense increased by $0.6  million (up 24.8%) and $0.9 million (up 15.5%) during the three and six month periods ended June 30, 2015,  respectively, as compared to the same periods of 2014.  The increase in T&D expense mainly reflects $0.3 million of higher salary and benefits expense during both periods due to the expansion of our corporate selling group and switchgear manufacturing operations, as well as higher professional fees, bad debt and freight expense. General corporate selling, general and administrative expense increased $22,000 and $0.4 million during the three and six month periods ended June 30, 2015, respectively, as compared to the same periods of 2014, primarily due to higher headcount, salary and benefits costs and information technology expenses.

Depreciation and Amortization Expenses.  Depreciation and amortization expense consists primarily of amortization of definite-lived intangible assets, followed by depreciation of fixed assets (principally IT systems) and excludes amounts included in cost of revenue. Depreciation and amortization expense increased by $0.4 million and $0.8 million during the three and six month periods ended June 30, 2015, respectively, as compared to the same periods of 2014, primarily as a result of amortization of intangible assets associated with the Titan acquisition.

Foreign Exchange (Gain) Loss. During the three and six months ended June 30, 2015, approximately 38% and 37%, respectively, of our consolidated operating revenues were denominated in Canadian dollars (as compared to 57% and 54% in the corresponding 2014 periods) and most of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three month period ended June 30, 2015, we recorded a loss of $79,000 due to currency fluctuations, compared to a loss of $108,000 during the three months ended June 30, 2014. For the six month period ended June 30, 2015, we recognized a foreign currency gain of $92,000, as compared to a loss of $63,000 during the same period of 2014.

Operating Income (Loss)

The following table represents our operating income or loss by reportable segment for the periods indicated (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Variance	%	2015	2014	Variance	%
T&D Solutions	$483	$1,401	$(918)	(65.5)	$2,189	$2,957	$(768)	(26.0)
Critical Power Solutions	(586)	(263)	(323)	122.8	(1,378)	(227)	(1,151)	507.0
General corporate expense	(584)	(567)	(17)	3.0	(1,581)	(1,162)	(419)	36.1
Total operating income (loss)	$(687)	$571	$(1,258)	(220.3)	$(770)	$1,568	$(2,338)	(149.1)

T&D Solutions.  T&D segment operating income for the three and six months ended June 30, 2015 declined $0.9 million and $0.8 million, respectively. This decline accelerated in the second quarter of 2015, driven by lower sales and gross profit from our Canadian businesses, particularly in our short-cycle, distribution transformer product lines where the economic downturn and adverse effect of a stronger U.S. dollar has been felt hardest. Operating income from our U.S. business units grew by $0.2 million during the six months ended June 30, 2015, mostly as a result of significantly increased sales, together with operating losses that have been stabilized at our T&D switchgear operation.

Critical Power Solutions.  During the three and six months ended June 30, 2015, our Critical Power segment generated an operating loss of $0.6 million and $1.4 million, respectively, as compared to operating losses of $0.3 million and $0.2 million during the same periods of 2014. The largest component of the change in Critical Power’s operating loss includes approximately $0.4 million in non-cash amortization expense per quarter related to intangible assets arising from the Titan acquisition. During the second quarter of 2015, Critical Power’s operating loss narrowed by $0.2 million, or approximately 26%, as compared to the immediately preceding quarter.

General Corporate Expense. Our general corporate expense consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments such as our corporate strategic sales group. During the three and six month periods ended June 30, 2015, our general corporate expense increased $17,000 and $0.4 million, respectively, or 34.6%, primarily due to higher staffing and information technology expenses.

Non-Operating Expense

Interest Expense. For the three and six months ended June 30, 2015, interest expense was approximately $0.2 million and $0.3 million, respectively, as compared to $0.1 million and $0.3 million during the same periods of 2014. The increase in our interest expense was due to higher average borrowings outstanding under our credit facilities during the 2015 period, as compared to 2014.

Other Expense. For the three and six months ended June 30, 2015, other non-operating expense was $0.2 million and $0.3 million, respectively, as compared to $0 during the same periods of 2014. The 2015 other expense resulted primarily from acquisition-related transaction and integration expenses.

Income Tax (Benefit) Expense.  Our effective income tax rate was 22.3%  and 23.7% for the three and six months ended June 30, 2015, respectively, as compared to 31.7%  and 31.4% during the same periods of 2014 period, as set forth below (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Variance	2015	2014	Variance
Earnings (loss) before income taxes	$(1,052)	$442	$(1,494)	$(1,366)	$1,300	$(2,666)
Income tax (benefit) expense	(235)	140	(375)	(324)	408	(732)
Effective income tax rate %	22.3	31.7	(9.4)	23.7	31.4	(7.7)

Historically, most of our taxable income has been derived in Canada where we are subject to lower corporate tax rates relative to our U.S. operations. During the 2015 periods, the decrease in our effective tax rate is primarily as a result of increased losses before income taxes from our U.S. operations (driven in large part by an increase in amortization of acquisition intangibles), and lower taxable income generated in Canada, the combination of which had the effect of reducing our weighted average blended effective tax rate.

Net Earnings (Loss)

We generated a net loss of $0.8 million and $1.0 million during the three and six months ended June 30, 2015, as compared to net earnings of $0.3 million and $0.9 million for the three and six months ended June 30, 2014. Our net loss per basic and diluted share for the three and six month periods ended June 30, 2015 was $0.11 and $0.14, respectively, as compared to net earnings per basic and diluted share of $0.04 and $0.12 for the three and six month periods ended June 30, 2014. The overall decrease in our net earnings was driven mostly by a lower overall profit contribution from our Canada-based transformer businesses, together with operating losses from our Critical Power Solutions segment caused by a lack of throughput at our paralleling switchgear manufacturing operation and increased expense for the amortization of acquisition-related intangibles.

Restructuring and Optimization Actions

During the second quarter of 2015, we began evaluating and implementing improvement strategies intended to reorganize, simplify and cut costs from operations, with the objective of returning the Company to more profitable growth. The restructuring and integration plan is being executed in stages, and is expected to be complete by mid-2016. We anticipate that the plan, when finalized, will result in restructuring charges, and that incremental capital expenditures will be required, none of which can be quantified with certainty at this time. At completion, we expect these actions to yield annual fixed cost savings of at least $2.5 million, in addition to other operating cost-efficiencies achieved through business closer integration. The plan is expected to primarily affect the following of our reporting units:

Titan Northeast. We recently began winding down the Northeast operations of our Titan subsidiary (“Titan Northeast”), which forms a small part of our Critical Power Solutions reporting segment. Titan Northeast is a distinct, project management-oriented division within Titan that is engaged in the procurement, sale and service of backup power systems supplied by major manufacturers. For the six months ended June 30, 2015, Titan Northeast had sales of $1.9 million and generated a  small pretax loss. The decision to cease Titan Northeast operations was indicative of our strategy to focus on higher margin, higher investment return activities that create the most shareholder value.

Pioneer CEP. Established in August 2013, Pioneer CEP functions as our switchgear manufacturing business unit within the T&D Solutions reporting segment. Since its formation, Pioneer CEP has experienced significant growth in product range and revenue, yet pretax operating losses have persisted longer than originally anticipated ($0.7 million during the six month period ended June 30, 2015). In July 2015, we instituted a reduction in force designed to provide $0.5 million in annual cost savings. As discussed further in Note 12 – Subsequent Events, on August 1, 2015, Pioneer CEP acquired substantially all the assets of Pacific Power Integration Systems, Inc., also located in Santa Fe Springs, California. Pacific is a manufacturer of low and medium voltage switchgear in classifications and for customers not currently addressed by Pioneer CEP. In connection with the business integration, Pacific’s facility will be closed before the end of December 2015, and its operations consolidated into Pioneer CEP’s location. As a result, our switchgear production flow will be overhauled in stages, certain low value-added activities will be outsourced, and we anticipate achieving greater overall production flexibility and efficiency. We believe that the plant consolidation, together with these and other initiatives, will enable Pioneer CEP to achieve profitability by the second quarter of 2016.

Pioneer Critical Power.  Established in March 2013, Pioneer Critical Power Inc. specializes in providing paralleling switchgear, automatic transfer switches and custom controls for engine-generators in highly complex backup power schemes at mission critical facilities. The second business unit within our Critical Power Solutions reporting segment, Titan Energy Systems Inc., also located in Minneapolis, sells commercial and industrial scale engine-generators and provides annual preventative maintenance and monitoring services under contract. In order to more closely align their strategies and drive operational growth, these companies will be consolidated into a single Minneapolis location by the end of 2015. In connection with the consolidation, all switchgear-related procurement and assembly activities will be transferred to our Pioneer CEP facility, given its newly acquired technical capabilities through the Pacific acquisition.

Bemag Transformer. We have outlined a strategy to reposition and significantly restructure  the business of our Bemag Transformer business unit, which forms part of our T&D Solutions reporting segment. Due to deteriorating economic conditions in Canada, leading to increased competition and a devaluation of the Canadian dollar to near 10-year lows, Bemag Transformer faces systemic challenges that resulted in a pretax loss of $1.3 million during the six month period ended June 30, 2015. The business will be rationalized and ultimately function as part of Jefferson Electric, Inc., which provides the same product offerings to U.S.-based customers.  We anticipate that the plan will initially and adversely impact the rate of our revenue growth, but that completion of the plan by mid-2016 will curtail the losses from the business, while enhancing already strong financial performance by Jefferson Electric Inc. through integration efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

General. At June 30, 2015, we had total debt of $16.2 million and no cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and scheduled principal repayments of long-term debt through at least the next twelve months. In connection with the acquisition of Pacific (see Note 12 – Subsequent Events), our bank has required us to repay $2.0 million of our Canada-based short-term debt by September 30, 2015. We intend to repay the loan using sources of cash including, but not limited to, our cash flow from operations and/or external financing sources, if required.

Cash Used in Operating Activities. Cash used in our operating activities was approximately $1.3 million during the six months ended June 30, 2015, compared to cash used in our operating activities of $0.3 million during the six months ended June 30, 2014. The principal elements of cash provided by operating activities during the six months ended June  30, 2015 were approximately $1.8 million of non-cash expenses consisting of depreciation, amortization of intangibles and deferred financing costs and stock-based compensation. These sources of cash during the period were offset by a net loss of $1.0 million, $0.9 million of cash used for working capital purposes and $1.0 million related to deferred taxes, pension costs and unrealized gains related to currency translation included in our net earnings.

Cash Used in Investing Activities. Cash used in investing activities during the six months ended June 30, 2015 was approximately $0.8 million, as compared to $0.5 million during the six months ended June 30, 2014. During the six months ended June 30, 2015, additions to our property, plant and equipment were $0.6 million, or up $0.1 million as compared to the six months ended June 30, 2014. Our uses of cash in investing activities during the six months ended June 30, 2015 also included $0.1 million for an acquisition and $0.1 million in notes receivable.

Cash Provided by (Used in) Financing Activities. Cash used in our financing activities was approximately $1.3 million during the six months ended June 30, 2015, as compared to cash provided of $0.3 million during the six months ended June 30, 2014. During the six months ended June 30, 2015, our net cash used in financing activities included approximately $3.3 million of increased bank overdrafts and borrowings under our revolving credit facilities, offset by principal payments of $4.6 million on our long-term debt and Titan’s remaining short-term financing obligations. During the six months ended June 30, 2014,  our cash provided by financing activities included approximately $1.4 million of increased bank overdrafts and borrowings outstanding under our revolving credit facilities, offset by principal payments of $1.1 million on our long-term debt.

Working Capital. As of June 30, 2015, we had net working capital of $4.3 million, compared to net working capital of $9.7 million, including $0 and $3.8 million of cash and equivalents at June 30, 2015 and December 31, 2014, respectively. Our current assets were approximately 1.1 times our current liabilities at June 30, 2015, as compared to 1.4 times as at December 31, 2014. At June 30, 2015 we had $3.8 million of available and unused borrowing capacity from our revolving credit facilities, as compared to $5.4 million at December 31, 2014, without taking into account cash and cash equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Credit Facilities and Long-Term Debt

Canadian Credit Facilities

Our Canadian subsidiary has maintained credit facilities with Bank of Montreal since October 2009. In June 2013, our Canadian subsidiary entered into an amended and restated letter loan agreement (the “Canadian Facilities”) that replaced and superseded all our prior financing arrangements with the bank.

Our Canadian Facilities provide for up to $22.0 million Canadian dollars (“CAD”) ($17.6 million expressed in U.S. dollars) in revolving and term debt. The Canadian Facilities consist of a $10.0 million demand revolving credit facility (“Facility A”), a $2.0 million term credit facility (“Facility B”) and a $10.0 million term credit facility (“Facility C”).

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

As of June 30, 2015, we had approximately $1.5 million in U.S. dollar equivalents outstanding under our Canadian Facilities and we were in compliance with our financial covenant requirements. Our borrowings consisted of $0 outstanding under Facility A, $0.6 million outstanding under Facility B and $0.9 million outstanding under Facility C.

In July 2015, in connection with financing the acquisition of Pacific (see Note 12 – Subsequent Events), our Canadian subsidiary borrowed $2.0 million under Facility A in order to make a loan to us, which must be repaid to Bank of Montreal by September 30, 2015.

United States Credit Facilities

In June 2013, we entered into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facility”), consisting of a $10.0 million demand revolving credit facility that replaced a smaller facility we maintained with another bank.

On December 2, 2014, the U.S. Facility was amended in order to provide a $5.0 million term loan that we used for the acquisition of Titan. The term loan has principal repayments becoming due on a five year amortization schedule.

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

As of June 30, 2015, we had $14.1 million outstanding under the U.S. Facility and we were in compliance with its financial covenant requirements, as amended in August 2015. Our borrowings consisted of $9.2 million outstanding under the revolving credit facility and $4.9 million outstanding under the term loan facility.

Nexus Promissory Note

In July 2012, our Mexican subsidiary entered into a $1.7 million term loan agreement with GE Capital Mexico. The term loan is guaranteed by us and is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. As of June 30, 2015,  there was approximately $0.5 million outstanding under this loan.

Titan Notes Payable

In connection with the acquisition of Titan, we assumed obligations to repay the remaining holders of unsecured notes. As of June 30, 2015, an aggregate principal amount of $70,000 remained outstanding.

Capital Lease Obligations

As of June 30, 2015, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $0.6 million during the six months ended June 30, 2015, as compared to $0.5 million during the six months ended June 30, 2014. Our 2015 capital expenditures included approximately $0.2 million for the implementation of a new ERP system, which project is ongoing, as compared to $0.1 million during the six months ended June 30, 2014. Other than the ERP system deployment, and consolidation plans forming part of our restructuring activities described above, we have no major future capital projects planned, or significant replacement spending anticipated during 2015.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2014, continued to exist and were still considered material weaknesses in our internal control over financial reporting at June 30, 2015.

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

Changes in Internal Control over Financial Reporting

Other than changes that have been enacted pursuant to our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014, other than the following:

Our business operations are dependent upon our ability to engage in successful collective bargaining with our unionized workforce.

Our hourly employees located at our plant in Granby, Quebec, Canada are covered by a collective bargaining agreement with the United Steel Workers of America Local 9414 that expired in May 2015.  We are in the process of negotiating a new collective bargaining agreement with our unionized workforce at this facility which may take several months to complete.  There can be no assurance we will be successful in this effort. If we are unable to renew our collective bargaining agreement, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

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

PIONEER POWER SOLUTIONS, INC.
Date: August 12, 2015	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: August 12, 2015	/s/ Andrew Minkow
Andrew Minkow Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Waiver and Eighth Amendment to Credit Agreement, dated as of August 12, 2015, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch.
10.2*

Amendment to Amended and Restated Loan Agreement, dated as of July 30, 2015, by and among Pioneer Electrogroup Canada Inc., as borrower, Pioneer Power Solutions, Inc., as guarantor, and Bank of Montreal, as lender.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

_______________

* Filed herewith.