Form 10-Q
period 2015-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2015-11-23
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35212

PIONEER POWER SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1347616
(State of incorporation)	(I.R.S. Employer Identification No.)

400 Kelby Street, 12th Floor

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of November 23, 2015 was 8,699,712.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$24,924	$26,111	$80,272	$68,068
Cost of goods sold	20,083	19,403	65,105	52,251
Gross profit	4,841	6,708	15,167	15,817
Operating expenses
Selling, general and administrative	4,968	4,071	16,156	11,549
Restructuring, integration and impairment	3,439	-	3,439	-
Foreign exchange (gain)	(234)	(172)	(326)	(108)
Total operating expenses	8,173	3,899	19,269	11,441
Operating (loss) income	(3,332)	2,809	(4,102)	4,376
Interest expense	173	141	506	406
Other expense	1,270	169	1,533	171
Earnings (loss) before income taxes	(4,775)	2,499	(6,141)	3,799
Income tax (benefit) expense	(1,224)	717	(1,548)	1,125
Net (loss) earnings	$(3,551)	$1,782	$(4,593)	$2,674

Net (loss) earnings per common share:
Basic	$(0.48)	$0.25	$(0.62)	$0.37
Diluted	$(0.48)	$0.25	$(0.62)	$0.37

Weighted average common shares outstanding:
Basic	7,468	7,172	7,427	7,172
Diluted	7,468	7,226	7,427	7,238

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net (loss) earnings	$(3,551)	$1,782	$(4,593)	$2,674
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,135)	(951)	(2,381)	(970)
Amortization of net prior service costs and net actuarial losses, net of tax	(42)	(2)	9	71
Other comprehensive income (loss)	(1,177)	(953)	(2,372)	(899)
Comprehensive (loss) income	$(4,728)	$829	$(6,965)	$1,775

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$3,832
Accounts receivable, net	15,371	13,101
Inventories, net	15,941	14,429
Income taxes receivable	466	474
Deferred income taxes	2,081	472
Prepaid expenses and other current assets	1,291	1,671
Total current assets	35,150	33,979
Property, plant and equipment, net	7,795	11,195
Noncurrent deferred income taxes	7,687	7,124
Other assets	1,048	1,143
Intangible assets, net	8,251	9,791
Goodwill	12,646	9,606
Total assets	$72,577	$72,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank overdrafts	$1,160	$-
Revolving credit facilities	9,500	6,860
Accounts payable and accrued liabilities	17,914	14,396
Current maturities of long-term debt and capital lease obligations	6,461	2,483
Income taxes payable	1,396	523
Total current liabilities	36,431	24,262
Long-term debt, net of current maturities	96	9,539
Pension deficit	242	351
Other long-term liability	500	-
Noncurrent deferred income taxes	7,318	7,852
Total liabilities	44,587	42,004
Shareholders’ Equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 8,530,962 and 7,405,962 shares issued and outstanding	9	7
Additional paid-in capital	22,489	18,370
Accumulated other comprehensive loss	(5,697)	(3,325)
Retained earnings	11,189	15,782
Total shareholders’ equity	27,990	30,834
Total liabilities and shareholders’ equity	$72,577	$72,838

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net (loss) earnings	$(4,593)	$2,674
Depreciation	1,053	959
Amortization of intangible assets	1,301	239
Amortization of deferred financing costs	92	82
Deferred income tax	(2,808)	(1,020)
Gain on repurchase of notes	(150)	-
Accrued pension	30	(172)
Stock-based compensation	174	163
Impairments of fixed assets	2,411	-
Loss on sale of fixed assets	36	-
Intangible asset impairment	143	-
Foreign currency remeasurement (gain)	(333)	(140)
Changes in current operating assets and liabilities:
Accounts receivable	(3,377)	(4,754)
Inventories	(2,446)	(2,412)
Prepaid expenses and other assets	339	(33)
Income taxes	1,122	975
Accounts payable and accrued liabilities	3,935	4,535
Net cash (used in) provided by operating activities	(3,071)	1,096

Investing activities
Additions to property, plant and equipment	(796)	(594)
Business acquisitions, net of cash acquired	(2,106)	-
Notes receivable	(134)	(109)
Net cash used in investing activities	(3,036)	(703)

Financing activities
Increase in bank overdrafts	1,160	-
Net increase in revolving credit facilities	2,711	1,468
Repayment of long-term debt	(4,771)	(1,513)
Payment of deferred financing costs	(46)	-
Repayment of financing obligation	(208)	-
Net proceeds from issuance of common stock	3,946	(15)
Net cash (used in) provided by financing activities	2,792	(60)

(Decrease) increase in cash and cash equivalents	(3,315)	333
Effect of foreign exchange on cash and cash equivalents	(517)	(76)

Cash and cash equivalents
Beginning of year	3,832	425
End of period	$-	$682

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from fourteen additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

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

Reclassification of Long-Term Debt

The financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lender will remain available to us and will not need to be replaced. The Company is subject to total leverage ratio and fixed charge coverage ratio covenants, as well as limitations on intercompany indebtedness under its credit facilities with its lender and in an event of default, the lender could declare all outstanding obligations immediately due and payable. The Company determined that it did not meet the existing total leverage and fixed charge coverage ratio covenants under its U.S. credit agreement with the lender, nor the limitation on intercompany indebtedness under its Canadian letter loan agreement with the lender, each as measured for the period ending September 30, 2015. Furthermore, the financial covenant defaults under the U.S. credit agreement resulted in a cross-default under the terms of the Canadian letter loan agreement.  In addition, the Company did not duly pay and discharge its payroll tax obligations in a manner compliant with the covenant requirements of its U.S. credit agreement (see Note 5 – Other Expense).

Based on these determinations, the Company secured a waiver of these existing defaults dated November 18, 2015 with respect to its U.S. credit agreement and its Canadian letter loan agreement, to suspend testing of the existing defaults until January 31, 2016 and to permit the use by its U.S. operations of up to $3.0 million of the available and unused borrowing capacity under the Canadian letter loan agreement, subject to the satisfaction of additional financial reporting requirements and other conditions. As future compliance with the covenants is not expected before January 31, 2016, the Company intends to have further discussions with its lender to extend the waiver, or amend the existing agreements to reset covenant measures to correspond to current forecasts, and satisfy the covenant related to payroll taxes. Until such time that the Company is able to revise its financial covenants to a level that it believes is achievable, and resolve its federal payroll tax matter to the satisfaction of its lender,  all outstanding long-term term debt with the lender will be reclassified as a current liability. There can be no assurance that the Company will be able to secure a resolution and, accordingly, its liquidity and ability to operate could be adversely affected and raise substantial doubt as to the Company’s ability to satisfy its liabilities as they fall due. The Company’s financial statements do not include any adjustments that might result from an adverse outcome relating to these uncertainties.

All dollar amounts (except share and per share amounts) presented in the tables within the notes to our unaudited consolidated financial statements are stated in thousands of dollars, unless otherwise noted.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in the Company’s accounting policies during the third quarter of 2015.

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

Simplifying the Measurement of Inventory.    In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard amends Topic 330, Inventory, which currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. When this standard is adopted, an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company is currently evaluating the impact on its consolidated financial statements.

Simplifying the Accounting for Measurement-Period Adjustments.  In September 2015, the FASB issued ASU No. 2015-16, This ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The ASU is applied prospectively to adjustments to provisional amounts that occur after the effective date. That is, the ASU applies to open measurement periods, regardless of the acquisition date. The Company is currently assessing the impact that adopting this new accounting guidance will have, if any, on its consolidated financial statements and footnotes disclosures.

3. ACQUISITIONS

Since January 1, 2014, the Company has acquired three businesses in the U.S. These acquisitions have allowed the Company to expand its products and service capabilities and offer its customers a greater breadth of solutions for their electrical power distribution and backup power needs. A summary of the acquisitions is as follows:

Business Acquired	Closing	Net Assets Acquired (in 000s)	Segment	Primary Form of Consideration
Titan Energy Worldwide, Inc.	12/02/14	$1,958	Critical Power	Cash/stock
Harmonics Holdings Inc.	01/16/15	1,202	T&D Solutions	Seller note/debt forgiveness
Pacific Power Systems Integration, Inc.	08/01/15	2,013	T&D Solutions	Cash
		$5,173

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

The following table summarizes the consideration paid for the Titan acquisition and presents the allocation of the amount to the net tangible and identifiable intangible assets based on their estimated fair values as of December 2, 2014 (in thousands):

Titan Acquisition
Purchase Price
Cash consideration	$953
Common stock consideration	1,005
$1,958

Purchase Price Allocation
Current assets, including cash and cash equivalents of $0.1 million	$3,721
Property, plant and equipment	410
Identifiable intangible assets	5,147
Goodwill	2,893
Total assets acquired	12,171
Current liabilities	(7,055)
Notes payable	(3,158)
Net assets acquired	$1,958

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

The major classes of intangible assets arising from the acquisition of Titan, their respective amortization periods, and the amount of amortization expense recognized during the nine months ended September 30, 2015 are as follows (in thousands):

	Weighted Average Amortization Years	Titan Acquisition
Acquired Intangible Assets
Customer relationships	4	$4,320
Distributor territory license	4	474
Internally developed software	7	289
Trade names	1	64
		$5,147

Amortization expense recorded during the nine months ended September 30, 2015		$978

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

2015 Acquisitions

On January 16, 2015, the Company, through its Jefferson Electric, Inc. subsidiary, acquired substantially all the assets of Harmonics Holdings Inc. (“Harmonics”), consisting primarily of intellectual property, forgiveness of debt, accounts receivable and machinery and equipment. Harmonics is a Connecticut-based specialty provider of equipment that incorporates a patented technology for the elimination of harmonic currents in power distribution systems. The transaction was accounted for under the purchase method of accounting and the Company funded the acquisition from available cash on hand and forgiveness of debt.

On August 1, 2015,  the Company, through its Pioneer Custom Electrical Products Corp. subsidiary. acquired substantially all the assets comprising the business of Pacific Power Systems Integration, Inc. (“Pacific”). Located in Santa Fe Springs, California, Pacific is a manufacturer of low and medium voltage switchgear, primarily serving customers in the oil refining, mass transit and utility sectors. The transaction was accounted for under the purchase method of accounting and the Company funded the cash consideration for the acquisition with debt drawn under one of the Company’s revolving credit facilities.

The following table summarizes the consideration paid for the Harmonics and Pacific acquisitions and presents the preliminary allocation of the amount to the net tangible and identifiable intangible assets based on their estimated fair values as of January 16, 2015 and August 1, 2015, respectively (in thousands):

	Harmonics Acquisition	Pacific Acquisition
Purchase Price
Cash consideration	$93	$2,013
Forgiveness of trade payables and indebtedness due to purchaser	609	-
Deferred payments due to seller	500	-
	$1,202	$2,013

Purchase Price Allocation
Current assets	$21	$18
Property, plant and equipment	4	147
Goodwill	1,177	1,848
Total assets acquired	1,202	2,013
Current liabilities	-	-
Net assets acquired	$1,202	$2,013

The acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices exceeded the net tangible asset values, and reflects the future earnings and cash flow potential of the acquired businesses. The Company made initial allocations of the purchase price at the date of each acquisition, based upon its understanding of the fair value of the acquired tangible assets and assumed liabilities. In each case, the excess of the purchase price over the net tangible assets acquired was attributed to goodwill. After additional information is obtained about the intangible assets of the acquired businesses, the Company anticipates that its final allocation of the purchase price will result in a reduction to goodwill by an amount representing the estimated fair value of the intangible assets identified, which are likely to be certain technology-related industry accreditations, intellectual property, customer relationships, non-compete agreements and certain trademarks.

The Company incurred approximately $13,000 of transaction costs related to the Harmonics acquisition, and $56,000 related to the Pacific acquisition, during the nine months ended September 30, 2015 that are reflected in the Company’s statement of operations as a period expense.

4. RESTRUCTURING AND IMPAIRMENT

During the second quarter of 2015, the Company began evaluating improvement strategies intended to reorganize, simplify and cut costs from operations through closer business integration, pursuant to a restructuring and integration plan to be carried out in stages and completed by mid-2016.

In August 2015, management finalized and commenced execution of its plan, which includes a consolidation of the Company’s six manufacturing facilities into three locations, workforce reductions, staff relocations and measures to more closely align product lines and supply chains across business units, among other actions that have and will result in the recognition of certain restructuring, integration and impairment expenses.

The following is a summary of the components of restructuring, integration and impairment expenses, before taxes, during the three months ended September 30, 2015 (in thousands):

	T&D	Critical Power
Three Months Ended September 30, 2015	Segment	Segment	Total
Employee severance and related costs	$36	$-	$36
Lease termination and other facility costs	143	81	224
Business integration expenses	607	1	608
Non-cash asset impairments	2,556	-	2,556
Other costs	15	-	15
Pre-tax restructuring, integration and impairment expense	$3,357	$82	$3,439

There were no restructuring, integration or impairment expenses incurred during the six month period ended June 30, 2015, nor during the three and nine month periods ended September 30, 2014.

Employee severance and related costs consists of retention pay and severance benefits. Lease termination and other facility costs include contract termination and exit costs. Business integration expenses include inventory obsolescence as a result of product line integration, travel, and third-party information technology costs. Asset impairments includes the write-down of the Company’s Canadian dry-type transformer facility, excess machinery and equipment held for sale in preparation for the plant consolidations, and certain intangible assets associated with products the Company no longer expects to continue to produce and sell. Other costs consists primarily of legal expenses incurred in connection with implementing the restructuring plan.

Charges associated with each action were included in restructuring, integration and impairment expenses in our consolidated operating statement, and reflected in our table of Operating Income (Loss) by segment group in Note 13 – Business Segment and Geographic Information. Upon completing the remaining restructuring and integration actions during the fourth quarter of 2015 and first quarter of 2016, the Company expects to recognize an additional $0.8 to $1.0 million of expenses payable in cash, of which over 90% is expected to be incurred by its T&D Solutions Segment.

The components and changes in the Company’s restructuring liability were as follows:

		Facility
	Severance and	Closure and	Asset
	Related	Exit Costs	Write-downs	Total
Restructuring liability as of December 31, 2014	$-	$-	$-	$-
Restructuring, integration and impairment expense	36	266	3,136	3,438
Cash paid	(18)	(145)	-	(163)
Other	-	-	(3,136)	(3,136)
Restructuring liability as of September 30, 2015	$18	$121	$-	$139

5. OTHER EXPENSE

Other expense in the consolidated statements of operations during the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Accrued interest and penalties (a)	1,186	-	1,186	-
Acquisition transaction and other expenses	129	169	497	171
(Gain) on cancellation of Titan notes payable	(45)	-	(150)	-
Other expense	$1,270	$169	$1,533	$171

 (a) As of September 30, 2015, consists of approximately $80,000 in estimated accrued interest and $1.1 million in estimated penalties.

During the third quarter of 2015, the Company recognized a charge of approximately $1.2 million representing estimated accrued interest and potential penalties for failure to timely file employer’s federal payroll tax returns and make required payments thereon for all payroll periods beginning on and after January 1, 2014.  Immediately upon discovery of the delinquency in October 2015, the Company contacted the Internal Revenue Service (“IRS”) which confirmed that no delinquency notices had been sent, nor were there any collection proceedings underway. In November 2015, the Company filed all past due payroll tax returns with the IRS and became timely in the remittance of its current period payroll tax obligations.

The Company intends to pay the interest portion of the assessment when a  definitive statement is received from the IRS. Due to the circumstances that led to the failure to file and make payments, the Company has submitted a request to the IRS for the penalties to be abated. To the extent its request may be accepted, then any penalties that have been recognized and subsequently overturned will be reflected in the Company’s other expense (income) in its consolidated statements of operations.

The Company analyzed the amount of penalties and interest that would have been accrued in each reporting period had the compliance failure been known, and determined that the amounts were not material to any one reporting period’s results.

6.  INVENTORIES

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$6,083	$5,844
Work in process	4,316	3,496
Finished goods	6,023	5,567
Provision for excess and obsolete inventory	(481)	(478)
Total inventories	$15,941	$14,429

Included in raw materials and finished goods at September 30, 2015 and December 31, 2014 are goods in transit of approximately $0.1 million, respectively. In addition, raw materials as of September 30, 2015 includes a specific reserve of $0.6 million for inventory rendered obsolete as a result of the Company’s product line integration plan.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying values of goodwill for the nine months ended September 30, 2015, were as follows (in thousands):

	T&D	Critical Power
	Solutions	Solutions	Total
	Segment	Segment	Goodwill
Balance as of December 31, 2014	$6,029	$3,577	$9,606
Additions due to acquisition	3,025	-	3,025
Adjustments	-	15	15
Balance as of September 30, 2015	$9,054	$3,592	$12,646

Changes in the carrying values of intangible assets for the nine months ended September 30, 2015, were as follows (in thousands):

	T&D	Critical Power	Total
	Solutions	Solutions	Intangible
	Segment	Segment	Assets
Balance as of December 31, 2014	$4,386	$5,405	$9,791
Amortization	(277)	(1,024)	(1,301)
Impairment charges	(143)	-	(143)
Foreign currency translation	(96)	-	(96)
Balance as of September 30, 2015	$3,870	$4,381	$8,251

The components of intangible assets as of September 30, 2015 are summarized below (in thousands):

	Weighted average amortization years	Gross carrying amount	Accumulated amortization	Impairment charges	Foreign currency translation	Net book value
Customer relationships	7	$7,282	$(2,138)	$(214)	$(170)	$4,760
Non-compete agreements	6	465	(250)	-	(2)	213
Trademarks	(a)	2,113	(122)	-	(68)	1,923
Distributor territory license	4	474	(89)	-	-	385
Internally developed software	7	289	(31)	-	-	258
Technology-related industry accreditations	Indefinite	950	-	(161)	(77)	712
Total intangible assets		$11,573	$(2,630)	$(375)	$(317)	$8,251

(a) Includes $1.8 million of trademarks with an indefinite useful life, and $0.3 million of trademarks that will be fully amortized during 2015 as a result of the Company’s decision to cease using them.

8.  OTHER ASSETS

In December 2011 and January 2012, the Company made two loans, each in the amount of $300,000, to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers.  The full loan balance is outstanding at September 30, 2015. The Company is actively evaluating its alternatives to either foreclose on its security interests underlying the loans, or otherwise renegotiate and extend them. As the Company does not currently expect repayment of the loans receivable within the next twelve months, they have been classified as long-term in the Company’s Consolidated Balance Sheets.

Also included in Other Assets at September 30, 2015 are deferred financing costs of $0.3 million, a note receivable of $0.1 million as compared to deferred financing costs of $0.3 million and a note receivable of $0.2 million at December 31, 2014.

9. DEBT

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

Borrowings under Facility B bear interest at the bank’s prime rate plus 1.00% per annum with principal repayments becoming due on a five year amortization schedule maturing in May 2016.

Borrowings under Facility C are repayable according to a five year principal amortization schedule maturing in June 2016 and bear interest for borrowings in U.S. dollars based on either LIBOR (plus 2.00% to 2.25%) or the U.S. Base Rate (plus 1.00% to

1.25%), depending on the Company’s leverage ratio. Facility C borrowings in Canadian dollars are priced at the Canadian Rate plus 1.00% to 1.25%, depending on the Company’s leverage ratio. On March 27, 2015, the Company elected to prepay in full the Canadian dollar portion of Facility C with $5.0 million Canadian dollars (approximately $4.0 million expressed in U.S. dollars) of cash available on-hand.

The Canadian Facilities are guaranteed by the Company and are secured by a first-ranking lien in the amount of $30 million CAD on all of the present and future movable and immovable property of the Company’s Canadian subsidiary. The Canadian Facilities require the Company’s Canadian operations to comply with various financial covenants, including maintaining a minimum fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and a limitation on funded debt to capitalization. In addition, the Canadian Facilities also restrict the ability of the Company’s Canadian operations to, among other things, (i) provide any funding to any person, including affiliates, in an aggregate amount exceeding $5.0 million CAD (“financial assistance”) or (ii) make distributions in an aggregate amount exceeding 50% of Pioneer Electrogroup Canada Inc.’s previous year’s net income.

In July 2015, the Canadian Facilities were amended to provide for a $2.0 million loan under Facility A, which was used by the Company’s U.S. operations in connection with an acquisition. The loan was repaid on September 30, 2015.

Pursuant to the waiver and consent letter dated November 18, 2015 (see Note 1 – Basis of Presentation), any amounts advanced to the Company’s Canadian subsidiary under Facility A to be further advanced to its U.S. operations (the “Intercompany Loan”) shall bear interest at the U.S. Base Rate plus 2.50% and, from and after November 16, 2015, all other borrowings outstanding under the Canadian Facilities bear interest at the default rate, which is the Canadian Rate or the U.S. Base Rate increased by 2.0% per annum, compounded monthly. Furthermore, the agreement modified the allowable amount of financial assistance to approximately U.S. $4.1 million plus the principal amount of the Intercompany Loan up to U.S. $3.0 million.

As of September 30, 2015 the Company had approximately $1.4 million in U.S. dollar equivalents outstanding under the Canadian Facilities. The Company’s borrowings consisted of $0 outstanding under Facility A, $0.5 million outstanding under Facility B and $0.9 million outstanding under Facility C.

United States Credit Facilities

On June 28, 2013, the Company and its wholly-owned U.S. subsidiaries entered into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facilities”) consisting of a $10.0 million demand revolving credit facility.

On December 2, 2014, the U.S. Facilities were amended in order to provide a $5.0 million term loan facility that was used for the acquisition of Titan. The term loan facility has principal repayments becoming due on a five year amortization schedule.

The U.S. Facilities, as amended, require the Company to comply with a two-step test of financial covenants. First, the Company must comply with a maximum funded debt to adjusted EBITDA ratio of (a)  7.00x for the quarter ended September 30, 2015, (b) 4.00x for the quarter ending December 31, 2015, (c)  3.25x for the quarter ending March 31, 2016 and (d)  2.75x for the quarter ending June 30, 2016 and all testing periods thereafter. Secondly, if the funded debt to adjusted EBITDA tests above are met, and the Company’s fixed charge coverage ratio is at or above (a) 0.50x for the quarter ending September 30, 2015, (b) 1.00x for the quarter ending December 31, 2015, and (c)  1.25x for the quarter ending March 31, 2016 and all testing periods thereafter, then no further compliance tests are required.

Alternatively, the Company may comply with the financial covenant requirements of the U.S. Facilities if its U.S. operations comply with various financial covenants, including (a) maintaining a minimum fixed charge coverage ratio of 1.35, (b) limiting funded debt to less than 50% of capitalization, and (c) maintaining a maximum funded debt to adjusted EBITDA ratio of (i) 3.75 for fiscal quarter ending September 30, 2015, and (ii) 3.00 for the fiscal quarters ending on or after December 31, 2015. The U.S. Facilities also restrict the ability of the Company and its U.S. subsidiaries to incur indebtedness, create or incur liens, make investments, make distributions or dividends and enter into merger agreements or agreements for the sale of any or all assets.

Borrowings under the demand revolving credit facility bear interest, at the Company’s option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Borrowings under the term loan facility bear interest, at the Company’s option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Pursuant to the waiver and consent letter dated November 18, 2015, from and after November 16, 2015, the outstanding amounts borrowed under the U.S. Facilities bear the default rate of interest, which is, for any U.S. prime rate loan, the sum of 2.0% plus the Applicable Margin plus the U.S. Prime Rate from time to time in effect, and for any Eurodollar Loan, the sum of 2.0% plus the rate of interest in effect thereon at the time of event of default until the end of the interest period applicable thereto and, thereafter, at a rate per annum equal to the sum of 2.0% plus the Applicable Margin for U.S. prime rate loans plus the U.S. Prime Rate from time to time in effect.

In connection with the U.S. Facilities, the Company and its U.S. subsidiaries and the bank entered into a security agreement, pursuant to which the Company granted a security interest in substantially all of its assets in the U.S., including 65% of the shares of Pioneer Electrogroup Canada Inc., to secure the Company’s obligations under the U.S. Facilities.

As of September 30, 2015, the Company had $14.3 million of borrowings outstanding under the U.S. Facilities and the financial covenant requirements for the quarter ended September 30, 2015 were waived. The Company’s borrowings consisted of $9.5 million outstanding under its revolving credit facility and $4.8 million outstanding under its term loan facility.

On November 18, 2015, Bank of Montreal consented to suspend testing of the existing defaults until January 31, 2016 and to allow the Company’s Canadian subsidiary to borrow up to $3.0 million under the Canadian Facilities to be further advanced to the Company’s U.S. operations for working capital purposes and to pay a portion of its federal payroll tax obligation (see Note 1 – Basis of Presentation).

Nexus Promissory Note

On July 25, 2012, the Company’s Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a $1.65 million term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). The term loan is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. The obligations of Nexus under the term loan are secured by certain machinery and equipment located in Mexico and by a corporate guaranty by the Company. As of September 30, 2015, there was approximately $0.4 million outstanding.

Titan Notes Payable

In connection with the acquisition of Titan, the Company assumed obligations to repay the remaining holders of unsecured notes, all of which were repurchased during the nine months ended September 30, 2015.

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Term credit facilities	$6,163	$11,165
Nexus promissory note	386	587
Other notes payable	-	260
Capital lease obligations	8	10
Total debt	6,557	12,022
Less current portion	(6,461)	(2,483)
Total long-term debt	$96	$9,539

10.  PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees there are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current service cost, net of employee contributions	$12	$7	$41	$27
Interest cost on accrued benefit obligation	27	32	81	97
Expected return on plan assets	(42)	(45)	(127)	(131)
Amortization of transitional obligation	3	3	8	9
Amortization of past service costs	2	2	5	6
Amortization of net actuarial gain	9	8	29	25
Total cost of benefit	$11	$7	$37	$33

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $93,000 and $108,000 of contributions to its defined benefit pension plan during the nine months ended September 30, 2015 and 2014, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

11.  SHAREHOLDERS’ EQUITY

Common Stock

The Company had common stock, $0.001 par value per share, outstanding of 8,530,962 and 7,405,962 shares as of September 30, 2015 and December 31, 2014, respectively. In September 2015, the Company completed a public offering and issued 1,125,000 shares of its common stock at a gross sales price of $4.00 per share, resulting in $3.9 million in net proceeds after deducting the underwriting discount and costs directly attributable to the offering. Subsequent to the end of the third quarter, on October 5, 2015, the underwriters exercised their over-allotment option to purchase and additional 168,750 shares from the Company at the public offering price of $4.00 per share, resulting in an additional $0.6 million in net proceeds after deducting the underwriting discount.

Warrants

As of September 30, 2015, the Company had warrants outstanding to purchase 50,600 shares of common stock at an exercise price of $7.00 per share. These warrants are scheduled to expire on September 18, 2018 unless exercised earlier. No warrants were exercised during the nine months ended September 30, 2015.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of September 30, 2015, and changes during the nine months ended September 30, 2015, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2014	366,400	$9.92	6.9	$-
Granted	13,000	8.98	9.5	-
Exercised	-	-	-	-
Forfeited	(30,000)	-	-	-
Outstanding as of September 30, 2015	349,400	$9.34	6.8	$-
Exercisable as of September 30, 2015	250,068	$9.46	6.2	$-

As of September 30, 2015, there were 350,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Expense for stock-based compensation recorded for the three and nine months ended September 30, 2015 was approximately $57,000 and $174,000, respectively, as compared to $63,000 and $163,000 during the three and nine months ended September 30, 2014, respectively. At September 30, 2015, the Company had total stock-based compensation expense remaining to be recognized in the statement of operations of approximately $262,000.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in an unrealized loss of $2.4 million for the nine months ended September 30, 2015, as compared to an unrealized loss of $1.0 million for the nine months ended September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net (loss) earnings	$(3,551)	$1,782	$(4,593)	$2,674

Denominator:
Weighted average basic shares outstanding	7,468	7,172	7,427	7,172
Effect of dilutive securities - equity based compensation plans	-	47	-	55
Net dilutive effect of warrants outstanding	-	7	-	11
Denominator for diluted earnings per common share	7,468	7,226	7,427	7,238

Net (loss) earnings per common share:
Basic	$(0.48)	$0.25	$(0.62)	$0.37
Diluted	$(0.48)	$0.25	$(0.62)	$0.37

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	349	238	349	223
Warrants	51	240	51	240

13.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows ASC 280  Segment Reporting in determining its reportable segments. In December 2014, the Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available.  As the Company makes decisions using a products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power Solutions. The Critical Power Solutions reportable segment is an aggregation of the Company’s Pioneer Critical Power Inc. and Titan Energy Systems Inc. subsidiaries, and also includes sales and expenses directly and indirectly attributable to the Company’s strategic sales group. The T&D Solutions reportable segment is an aggregation of all other Company subsidiaries, primarily engaged in the manufacture of electrical transformers and switchgear, together with sales and expenses attributable to the strategic sales group for its T&D Solutions marketing activities.

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

The following tables present information about segment income and loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
T&D Solutions	$18,985	$23,554	$63,563	$64,162
Critical Power Solutions	5,939	2,557	16,709	3,906
Consolidated	$24,924	$26,111	$80,272	$68,068

Depreciation and Amortization
T&D Solutions	$375	$343	$1,165	$1,112
Critical Power Solutions	384	17	1,139	53
General Corporate	18	12	51	34
Consolidated	$777	$372	$2,355	$1,199

Operating Income (Loss)
T&D Solutions	$(2,052)	$2,926	$139	$5,887
Critical Power Solutions	(650)	764	(2,028)	646
General Corporate	(630)	(881)	(2,213)	(2,157)
Consolidated	$(3,332)	$2,809	$(4,102)	$4,376

Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$17,443	$12,902	$51,842	$35,444
Canada	7,322	13,206	27,907	32,613
Others	159	3	523	11
Total	$24,924	$26,111	$80,272	$68,068

14. SUBSEQUENT EVENTS

On October 5, 2015, the underwriters of the Company’s public offering of common stock completed on September 25, 2015, exercised their over-allotment option to purchase and additional 168,750 shares from the Company at the public offering price of $4.00 per share, resulting in an additional $0.6 million in net proceeds after deducting the underwriting discount. (see Note 11 – Shareholders’ Equity).

On November 18, 2015, the Company secured a Limited Duration Wavier and Consent Letter from Bank of Montreal with respect to its U.S. Facilities and its Canadian Facilities, pursuant to which Bank of Montreal agreed to suspend testing of the existing financial and other covenants until January 31, 2016 and to permit up to $3.0 million of available borrowing capacity under the Canadian Facilities to be advanced to its U.S. operations for working capital purposes and to pay a portion of its past due federal payroll tax obligation, subject to the satisfaction of additional financial reporting requirements. (see Note 1 – Basis of Presentation and Note 5 – Other Expense).

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation.  Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved.  Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	We have secured a waiver of defaults under our agreements with Bank of Montreal and may not be able to maintain such waiver in effect, or otherwise amend our agreements to achieve compliance.
•	We are delinquent in payment of our federal payroll tax obligations and may not be successful in our requests for the abatement of penalties and payment of past due amounts over an extended period.
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

	2015			2014
	Balance Sheet	Statements of Operations and Comprehensive Income		Balance Sheet	Statements of Operations and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.7895	$0.8057	$0.8057	$0.9046	$0.9062	$0.9062
June 30	$0.8006	$0.8134	$0.8095	$0.9372	$0.9170	$0.9116
September 30	$0.7493	$0.7638	$0.7937	$0.8929	$0.9180	$0.9137

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Overview of Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in Note 13 – Business Segment and Geographic Information and in our Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary operating results during the three and nine months ended September 30,  2015 and 2014 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
T&D Solutions	$18,985	$23,554	$63,563	$64,162
Critical Power Solutions	5,939	2,557	16,709	3,906
Consolidated	24,924	26,111	80,272	68,068
Cost of sales
T&D Solutions	15,039	17,883	50,903	49,763
Critical Power Solutions	5,044	1,520	14,202	2,488
Consolidated	20,083	19,403	65,105	52,251
Gross profit	4,841	6,708	15,167	15,817
Selling, general and administrative expenses	4,448	3,928	14,603	11,152
Depreciation and amortization expense	520	143	1,554	398
Restructuring, integration and impairment	3,439	-	3,439	-
Foreign exchange (gain)	(234)	(172)	(327)	(109)
Total operating expenses	8,173	3,899	19,269	11,441
Operating (loss) income	(3,332)	2,809	(4,102)	4,376
Interest expense	173	141	506	406
Other expense	1,270	169	1,533	171
Earnings (loss) before income taxes	(4,775)	2,499	(6,141)	3,799
Income tax (benefit) expense	(1,224)	717	(1,548)	1,125
Net (loss) earnings	$(3,551)	$1,782	$(4,593)	$2,674

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters (in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
T&D Solutions	$21,681	$21,712	$21,949	$25,854	$26,854
Critical Power Solutions	8,347	11,070	9,731	10,150	622
Total order backlog	$30,028	$32,782	$31,680	$36,004	$27,476

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Variance	%	2015	2014	Variance	%
T&D Solutions
Transformers	$16,784	$22,489	$(5,705)	(25.4)	$57,947	$61,321	$(3,374)	(5.5)
Switchgear	2,201	1,065	1,136	106.7	5,616	2,841	2,775	97.7
	18,985	23,554	(4,569)	(19.4)	63,563	64,162	(599)	(0.9)
Critical Power Solutions
Equipment	3,144	2,518	626	24.9	9,776	3,825	5,951	155.6
Service	2,795	39	2,756	pos.	6,933	81	6,852	pos.
	5,939	2,557	3,382	132.3	16,709	3,906	12,803	327.8
Total revenue	$24,924	$26,111	$(1,187)	(4.5)	$80,272	$68,068	$12,204	17.9

For the three months ended September 30, 2015, our consolidated revenue decreased by $1.2 million, or 4.5%, to $24.9 million, down from $26.1 million during the three months ended September 30, 2014. For the nine months ended September 30, 2015, our consolidated revenue increased by $12.2 million, or 17.9%, to $80.3 million, up from $68.1 million during the nine months ended September 30, 2014.

T&D Solutions.  During the three months ended September 30, 2015, our T&D Solutions revenue decreased $4.6 million (down 19.4%) as compared to the same quarter of 2014. Revenue from our transformer product lines decreased by $5.7 million (down 25.4%), and was offset by $1.1 million of growth (up 106.7%) in sales of our switchgear equipment solutions. The overall decrease in our transformer sales was driven by our Canadian operations where sales declined $5.9 million (down 41%) mostly as a result of lower volume from our largest customer, as it decided to use up its existing stock of utility pad-mount transformers purchased under our recently expired contract, before taking delivery in the fourth quarter of new transformer designs covered by our new contract. The remainder of the decline in Canadian transformer sales was attributable to challenging economic conditions and a general lack of commercial and industrial capital spending, as well as foreign currency translation which negatively impacted revenue by approximately 11%. Partially offsetting this sales performance, our U.S. transformer sales grew $0.2 million (up 3%), primarily as a result of higher brand label sales, sales of products obtained through the Harmonics acquisition, and new customer gains by our corporate selling group.

For the nine months ended September 30, 2015, our T&D Solutions revenue decreased $0.6 million (down 0.9%) as compared to the first nine months of 2014. This net decrease was comprised of $3.4 million in lower revenue (down 5.5%) from our transformer product categories, together with a $2.8 million increase (up 97.7%) in sales of our T&D switchgear-related solutions. The overall decrease in our transformer sales was impacted by continued weakness in Canadian market conditions, the customer contract transition issue described above, and the effect of foreign currency translation which precipitated a $9.3 million decrease in Canadian sales (down 24%, or 13% in constant currency), as compared to the same period in 2014. Sales to U.S customers was robust, increasing approximately $6.0 million (up 27%), driven mostly by demand for custom magnetics in our OEM sales channel, together with increased brand label sales and commercial construction activity. The large increase in our sales of T&D switchgear reflects an increasing market share in the California market and surrounding regions for our Pioneer CEP business unit that was established in August 2013.

Critical Power Solutions.  During the three months ended September 30, 2015, the $3.4 million increase in our Critical Power segment revenue was driven by the acquisition of Titan on December 2, 2014, which accounted for $5.7 million of revenue during the three months ended September 30, 2015, as compared to none during the prior year quarter. Titan’s revenue during the quarter included $3.0 million of power generation equipment sales (principally from Generac’s Industrial Power product line), together with $2.7 million of service program revenue attributable to its regional and national account customers. The remaining $0.2 million of segment revenue during the three months ended September 30, 2015 was attributable to the manufacture, sale and service of switchgear for critical power systems, down from $2.6 million of revenue during the three months ended September 30, 2014.

For the nine months ended September 30, 2015, our Critical Power Solutions revenue increased to $16.7 million, up $12.8 million (or approximately 328%), due to the acquisition of Titan. Segment revenue consisted of $9.8 million in power generation equipment and $6.9 million in service revenue, a different mix as compared to $3.9 million of total revenue during the nine months ended September 30, 2014, consisting almost entirely of paralleling switchgear equipment projects.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Variance	%	2015	2014	Variance	%
T&D Solutions
Gross profit	$3,946	$5,671	$(1,725)	(30.4)	$12,660	$14,399	$(1,739)	(12.1)
Gross margin %	20.8	24.1	(3.3)		19.9	22.4	(2.5)

Critical Power Solutions
Gross profit	895	1,037	(142)	(13.7)	2,507	1,418	1,089	76.8
Gross margin %	15.1	40.6	(25.5)		15.0	36.3	(21.3)

Consolidated gross profit	$4,841	$6,708	$(1,867)	(27.8)	$15,167	$15,817	$(650)	(4.1)
Consolidated gross margin %	19.4	25.7	(6.3)		18.9	23.2	(4.3)

For the three months ended September 30, 2015, our gross margin percentage was 19.4% of revenues, compared to 25.7% during the three months ended September 30, 2014. For the nine months ended September 30, 2015, our gross margin percentage was 18.9% of revenues, compared to 23.2% during the nine months ended September 30, 2014. The decreases in our consolidated gross margin percentages is explained mostly by an unfavorable sales mix shift within our larger T&D Solutions segment, as well as in in our Critical Power Solutions segment, which included lower sales of paralleling switchgear in 2015, as compared to the same periods of 2014.

T&D Solutions.  During the three months ended September 30, 2015, the 3.3% decrease in our T&D Solutions gross margin percentage resulted primarily from challenging conditions in Canada where material costs have risen due to appreciation of the U.S. dollar, combined with weak commercial and industrial construction activity which has lowered overall throughput, and in particular for our higher-margin, custom-engineered product categories. Increased sales from our U.S. T&D operations partially offset the decline in gross profit from Canada, but most of this sales growth occurred in channels where our gross margin percentage is lower than our overall segment average.

For the nine months ended September 30, 2015, the 2.5% decrease in our T&D Solutions gross margin percentage was due mostly to challenging demand and sales mix factors in Canada described above, particularly in our dry-type transformer categories. Higher throughput and sales by our U.S. T&D operations offset nearly half of the decline in gross profit dollars from Canada, but at a lower average gross margin.

Critical Power Solutions.  During the three months ended September 30, 2015, the 25.5%  decrease in our Critical Power segment gross margin percentage reflects a significant, acquisition-driven mix change towards the sale of engine generators and provision of aftermarket service, as compared to the same period of 2014 when the segment generated less than half as much in sales, consisting solely of paralleling switchgear at a comparatively much higher gross margin percentage.

For the nine months ended September 30, 2015, the 21.3% decrease in our Critical Power segment gross margin percentage was due mostly to the timing of the Titan acquisition, together with a lack of major projects completed in 2015 by our original Critical Power business focused on paralleling switchgear. This business represented 100% of segment sales at a 36.3% gross margin during the first nine months of 2014, but represented only 3% of segment sales and at a negative gross margin during the nine month period ended September 30, 2015. As a result, our blended 15.0% segment gross margin percentage during the nine months ended September 30, 2015 mostly reflects our Titan division and the impact being caused by our paralleling switchgear business as it attempts to rebuild its order backlog in size and consistency from quarter to quarter.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Variance	%	2015	2014	Variance	%
T&D Solutions
Selling, general and administrative expense	$2,757	$2,801	$(44)	(1.6)	$9,116	$8,306	$810	9.8
Depreciation and amortization expense	118	114	4	3.5	364	311	53	17.0
Restructuring, integration and impairment	3,357	-	3,357	-	3,357	-	3,357	-
Foreign exchange (gain)	(234)	(170)	(64)	37.6	(316)	(105)	(211)	201.0
Segment operating expense	$5,998	$2,745	$3,253	118.5	$12,521	$8,512	$4,009	47.1

Critical Power Solutions
Selling, general and administrative expense	$1,079	$256	$823	321.5	$3,314	$719	$2,595	360.9
Depreciation and amortization expense	384	17	367	pos.	1,139	53	1,086	pos.
Restructuring, integration and impairment	82	-	82	-	82	-	82	-
Foreign exchange	-	-	-	-	-	-	-	-
Segment operating expense	$1,545	$273	$1,272	465.9	$4,535	$772	$3,763	487.4

General corporate expense
Selling, general and administrative expense	$612	$871	$(259)	(29.7)	$2,173	$2,127	$46	2.2
Depreciation expense	18	12	6	50.0	51	34	17	50.0
Restructuring, integration and impairment	-	-	-	-	-	-	-	-
Foreign exchange (gain) loss	-	(2)	2	-	(11)	(4)	(7)	175.0
Segment operating expense	$630	$881	$(251)	(28.5)	$2,213	$2,157	$56	2.6

Consolidated
Selling, general and administrative expense	$4,448	$3,928	$520	13.2	$14,603	$11,152	$3,451	30.9
Depreciation and amortization expense	520	143	377	263.6	1,554	398	1,156	290.5
Restructuring, integration and impairment	3,439	-	3,439	-	3,439	-	3,439	-
Foreign exchange (gain)	(234)	(172)	(62)	36.0	(327)	(109)	(218)	200.0
Consolidated operating expense	$8,173	$3,899	$4,274	109.6	$19,269	$11,441	$7,828	68.4

Selling, General and Administrative Expense.  For the three months ended September 30, 2015, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $0.5 million, or 13.2%, to $4.4 million. During the nine months ended September 30, 2015, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $3.5 million, or 30.9%, to $14.6 million. As a percentage of consolidated revenue, selling, general and administrative expense before depreciation and amortization increased to 17.8%  and 18.2% during the three and nine month periods ended September 30, 2015, respectively, as compared to 15.0%  and 16.4% of revenue during the same periods of 2014.

The increase in our selling, general and administrative expense is attributable to our Critical Power segment, which accounted for most of the overall increase during both the three and nine month periods ended September 30, 2015, as compared to 2014, resulting from the acquisition and inclusion of Titan in our 2015 results. T&D segment selling, general and administrative expense decreased slightly during the third quarter of 2015 (down 1.6%)  due to recent cost savings initiatives, but still increased by $0.8 million (up 9.8%) during the nine months ended September 30, 2015, as compared to the same periods of 2014.  The year to date increase in T&D expense mainly reflects higher freight costs on U.S. customer sales, and increased salary and benefits expense during both periods due mainly to the expansion of our switchgear manufacturing operation (including the addition of employees through the acquisition of Pacific on August 1, 2015). General corporate selling, general and administrative expense decreased $0.3 million and increased $46,000 during the three and nine month periods ended September 30, 2015, respectively, as compared to the same periods of 2014, primarily due to lower employee compensation costs which was partially offset by higher information technology and other expenses.

Restructuring, Integration and Impairment Expenses.    Restructuring, integration and impairment expenses of $3.4 million were incurred during the third quarter of 2015, and are primarily attributable to our T&D segment as a result of our plans to consolidate six manufacturing facilities into three, reduce headcount, and more closely align product lines and supply chains across our reporting units. Approximately $3.1 million of the expense represents non-cash charges for the impairment of excess machinery and equipment, the land and building comprising our dry-type transformer manufacturing facility in Canada, and certain product-specific raw material inventory and intangible assets rendered obsolete as a result of our integration plan. The remaining $0.3 million of restructuring, integration and impairment expense relates to lease termination and facility exit costs, and to a lesser extent retention pay and severance benefits for transitional employees. As the remainder of the restructuring and integration plan is executed through to the second quarter of 2016, we expect that there will be additional expenses recognized between $0.8 and $1.0 million as the triggering criteria are met and the expenses are incurred, most of which is related to facility relocation costs within our T&D Solutions reporting segment (see Note 4 – Restructuring). At completion, we expect these actions to yield annual fixed cost savings of at least $2.5 million, in addition to other operating cost-efficiencies achieved through closer business integration.

Depreciation and Amortization Expenses.  Depreciation and amortization expense consists primarily of amortization of definite-lived intangible assets, followed by depreciation of fixed assets (principally IT systems) and excludes amounts included in cost of revenue. Depreciation and amortization expense increased by $0.4 million and $1.2 million during the three and nine month periods ended September 30, 2015, respectively, as compared to the same periods of 2014, primarily as a result of amortization of intangible assets associated with the Titan acquisition.

Foreign Exchange (Gain) Loss. During the three and nine months ended September 30, 2015, approximately 29% and 35%, respectively, of our consolidated operating revenues were denominated in Canadian dollars (as compared to 49% and 52% in the corresponding 2014 periods) and the large majority of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three month period ended September 30, 2015, we recorded a gain of $234,000 due to currency fluctuations, compared to a gain of $172,000 during the three months ended September 30, 2014. For the nine month period ended September 30, 2015, we recognized a foreign currency gain of $327,000, as compared to a gain of $109,000 during the same period of 2014.

Operating Income (Loss)

The following table represents our operating income or loss by reportable segment for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Variance	%	2015	2014	Variance	%
T&D Solutions	$(2,052)	$2,926	$(4,978)	(170.1)	$139	$5,887	$(5,748)	(97.6)
Critical Power Solutions	(650)	764	(1,414)	(185.1)	(2,028)	646	(2,674)	(413.9)
General corporate expense	(630)	(881)	251	(28.5)	(2,213)	(2,157)	(56)	2.6
Total operating income (loss)	$(3,332)	$2,809	$(6,141)	(218.6)	$(4,102)	$4,376	$(8,478)	(193.7)

T&D Solutions.  T&D segment operating income (loss) for the three and nine months ended September 30, 2015 declined $5.0 million and $5.7 million, respectively, or $1.8 million and $2.6 million before  restructuring, integration and impairment expenses. The decline was driven by lower sales and gross profit from our Canadian businesses, particularly in our utility sales channel during the third quarter for reasons of the contract changeover described above, as well as in our short-cycle, distribution transformer product lines where the economic downturn and adverse effect of a stronger U.S. dollar has been felt hardest. Operating income (loss) before restructuring, integration and impairment expense from our U.S. business units grew by $0.3 million during the nine months ended September 30, 2015, mostly as a result of significantly increased sales, together with operating losses that have been stabilized at our T&D switchgear operation.

Critical Power Solutions.  During the three and nine months ended September 30, 2015, our Critical Power segment generated an operating loss of $0.7 million and $2.0 million, respectively, as compared to operating income of $0.8 million and $0.6 million during the same periods of 2014. The largest component of the change in Critical Power’s operating loss includes approximately $0.4 million in non-cash amortization expense per quarter related to intangible assets arising from the Titan acquisition.

General Corporate Expense. Our general corporate expense consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments such as our corporate strategic sales group. During the nine months ended September 30, 2015, our general corporate expense increased by $56,000, or 2.6%, primarily due to higher staffing and information technology expenses.

Non-Operating Expense

Interest Expense. For the three and nine months ended September 30, 2015, interest expense was approximately $0.2 million and $0.5 million, respectively, as compared to $0.1 million and $0.4 million during the same periods of 2014. The increase in our interest expense was due to higher average borrowings outstanding under our credit facilities during the 2015 period, particularly by our U.S. operations, as compared to 2014.

Other Expense. For the three and nine months ended September 30, 2015, other non-operating expense was $1.3 million and $1.5 million, respectively, as compared to $0.2 million during the same periods of 2014.  Our other expense in 2014 consists primarily of non-recurring, acquisition-related expenses. During the third quarter of 2015, we recognized a charge of approximately $1.2 million representing estimated potential penalties and accrued interest for failure to timely file and pay employer’s payroll tax.  We intend to pay the interest on the amounts due when a notice is received from the taxing authority (approximately $0.1 million), and have submitted a request for the abatement of all penalties to be assessed as a result of the matter. To the extent our request is accepted,  then that portion of the estimated penalties of $1.1 million reflected in our other expense during the three months ended September 30, 2015 would be reversed and recognized in our other income (see Item 1A. Risk Factors).

Income Tax (Benefit) Expense.  Our effective income tax rate was 25.6% and 25.2% for the three and nine months ended September 30, 2015, respectively, as compared to 28.7% and 29.6% during the same periods of 2014 period, as set forth below (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Variance	2015	2014	Variance
Earnings (loss) before income taxes	$(4,775)	$2,499	$(7,274)	$(6,141)	$3,799	$(9,940)
Income tax (benefit) expense	(1,224)	717	(1,941)	(1,548)	1,125	(2,673)
Effective income tax rate %	25.6	28.7	(3.1)	25.2	29.6	(4.4)

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

Net Earnings (Loss)

We generated a net loss of $3.6 million and $4.6 million during the three and nine months ended September 30, 2015, including restructuring, integration and impairment expense, as compared to net earnings of $1.8 million and $2.7 million for the three and nine months ended September 30, 2014. Our net loss per basic and diluted share for the three and nine month periods ended September 30, 2015 was $0.48 and $0.62, respectively, as compared to net earnings per basic and diluted share of $0.25 and $0.37 for the three and nine month periods ended September 30, 2014. The overall decrease in our net earnings was driven mostly by restructuring, integration and impairment expense together with a lower overall profit contribution from our Canada-based transformer businesses, operating losses from our Critical Power Solutions segment caused by a lack of paralleling switchgear orders, and increased expense for the amortization of acquisition-related intangibles.

LIQUIDITY AND CAPITAL RESOURCES

Cash Proved by (Used in) Operating Activities. Cash used in our operating activities was approximately $3.1 million during the nine months ended September 30, 2015, compared to cash provided by our operating activities of $1.1 million during the nine months ended September 30, 2014. The principal elements of cash provided by operating activities during the nine months ended September  30, 2015 were approximately $2.6 million of non-cash charges for impairment of fixed and intangible assets, plus $2.6 million of non-cash expense consisting of depreciation, amortization of intangibles and deferred financing costs and stock-based compensation. These sources of cash during the period were offset by a net loss of $4.6 million, $0.4 million of cash used for working capital purposes and $3.2 million related to deferred taxes, pension costs, realized gains and losses on cancellation of debt and asset sales, and unrealized gains related to currency translation included in our statement of operations.

Cash Used in Investing Activities. Cash used in investing activities during the nine months ended September 30, 2015 was approximately $3.0 million, as compared to $0.7 million during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we completed two business acquisitions for total cash consideration of $2.1 million, as compared to none during the prior year period, and our additions to property, plant and equipment were $0.8 million, or up $0.2 million as compared to the nine months ended September 30, 2014. Our uses of cash in investing activities during both the nine months ended September 30, 2015 and 2014 included $0.1 million for $0.1 million in notes receivable.

Cash Provided by (Used in) Financing Activities. Cash provided by our financing activities was approximately $2.8 million during the nine months ended September 30, 2015, as compared to cash used of $0.1 million during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, our net cash used in financing activities included approximately $3.9 million of increased bank overdrafts and borrowings under our revolving credit facilities and an additional $3.9 million of net proceeds from a public offering of our common stock,  partially offset by principal payments of $5.0 million on our long-term debt and Titan’s remaining short-term financing obligations. During the nine months ended September 30, 2014, our cash used in financing activities included approximately $1.3 million of increased borrowings outstanding under our revolving credit facilities, offset by principal payments of $1.5 million on our long-term debt.

Working Capital. As of September 30, 2015, we had a  net working capital deficit of $1.3 million, compared to net working capital of $9.7 million, including $0 and $3.8 million of cash and equivalents at December 31, 2014. Our current assets were approximately 1.0 times our current liabilities at September 30, 2015, as compared to 1.4 times as at December 31, 2014. The decrease in our current ratio was principally as a result of the reclassification of all our outstanding long-term term debt with Bank of Montreal as a current liability (see Note 1 – Basis of Presentation). At September 30, 2015 we had $4.6 million of available and unused borrowing capacity from our revolving credit facilities, as compared to $5.4 million at December 31, 2014, without taking into account cash and cash equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our continuing ability to satisfy, or have waived, certain financial and operating covenants, including financial ratios.

Assessment of Liquidity.  At September 30, 2015, we had total debt of $16.1 million and no cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions.

The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lender will remain available to us and will not need to be replaced. We are subject to total leverage ratio and fixed charge coverage ratio covenants, as well as limitations on intercompany indebtedness under our credit facilities with our lender and in an event of default, the lender could declare all outstanding obligations immediately due and payable. We have determined that we did not meet the existing total leverage and fixed charge coverage ratio covenants, nor the limitation on intercompany indebtedness under our credit facilities for the measurement period ending September 30, 2015. In addition, we did not duly pay and discharge our payroll tax obligations in a manner compliant with the covenant requirements of our U.S. Facilities.

Based on these determinations,  we began discussions with our lender and secured a waiver of defaults dated November 18, 2015 with respect to our U.S. credit agreement and our Canadian letter loan agreement, to suspend testing of the existing financial defaults until January 31, 2016 and to permit borrowings of up to $3.0 million by our Canadian subsidiary in order to provide financial support to our U.S. operations, subject to the satisfaction of new financial reporting requirements and other conditions. As future compliance with the existing financial covenants is not expected before January 31, 2016, we intend to have further discussions with our lender to extend the waiver, or amend the existing agreements to reset covenant measures to correspond to current forecasts. Until such time that we are able to revise our financial covenants to a level that we believe is achievable, and resolve our federal payroll tax matter to the satisfaction of our lender, all outstanding long-term term debt with the lender will be reclassified as a current liability. There can be no assurance that we will be able to secure a resolution and, accordingly, our liquidity and ability to operate could be adversely affected and raise substantial doubt as to our ability to satisfy our liabilities as they fall due.

Our current plans include amendments to our existing credit facilities to revise covenants, and to obtain additional funding under such credit facilities to finance our cash requirements for anticipated operating activities, restructuring and integration plans, capital improvements and scheduled principal repayments of long-term debt.  Our financial statements do not include any adjustments that might result from an adverse outcome relating to these uncertainties.

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

Facility A is subject to margin criteria and borrowings bear interest at Bank of Montreal’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.50% per annum or LIBOR plus 2.00% per annum on amounts borrowed in U.S. dollars. Borrowings under Facility B bear interest at Bank of Montreal’s prime rate plus 1.00% per annum with principal repayments becoming due on a five year amortization schedule maturing in May 2016. Borrowings under Facility C are repayable according to a five year principal amortization schedule maturing in June 2016 and bear interest for borrowings in U.S. dollars based on either LIBOR (plus 2.00% to 2.25%) or the U.S. Base Rate (plus 1.00% to 1.25%), depending on our leverage ratio. Facility C borrowings in Canadian dollars are priced at the Canadian Rate plus 1.00% to 1.25%, depending on our leverage ratio. On March 27, 2015, we elected to prepay in full the Canadian dollar portion of Facility C with $5.0 million Canadian dollars (approximately $4.0 million expressed in U.S. dollars) of cash available on-hand.

Pursuant to the waiver and consent letter dated November 18, 2015, any amounts advanced thereunder to our Canadian subsidiary under Facility A to be further advanced to our U.S. operations shall bear interest at the U.S. Base Rate plus 2.50% and, from and after November 16, 2015, all other borrowings outstanding under the Canadian Facilities bear interest at the default rate, which is the Canadian Rate or the U.S. Base Rate increased by 2.0% per annum, compounded monthly.

All obligations under the Canadian Facilities are guaranteed by us and are secured by a first-ranking lien in the amount of $30 million CAD on all of the present and future movable and immovable property of our Canadian subsidiary.

In July 2015, in connection with financing the acquisition of Pacific, our Canadian subsidiary borrowed $2.0 million under Facility A in order to make a loan to us, which was repaid to Bank of Montreal on September 30, 2015.

As of September 30, 2015, we had approximately $1.4 million in U.S. dollar equivalents outstanding under our Canadian Facilities. Our borrowings consisted of $0 outstanding under Facility A, $0.5 million outstanding under Facility B and $0.9 million outstanding under Facility C.

United States Credit Facilities

In June 2013, we entered into a credit agreement with Bank of Montreal, Chicago Branch (the “U.S. Facilities”), consisting of a $10.0 million demand revolving credit facility that replaced a smaller facility we maintained with another bank.

On December 2, 2014, the U.S. Facilities were amended in order to provide a $5.0 million term loan that we used for the acquisition of Titan. The term loan has principal repayments becoming due on a five year amortization schedule.

Borrowings under the revolving credit facility component of the U.S. Facilities bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Term loans under the U.S. Facility bear interest, at our option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans.

Pursuant to the waiver and consent letter dated November 18, 2015, from and after November 16, 2015, the outstanding amounts borrowed under the U.S. Facilities bear the default rate of interest, which is, for any U.S. prime rate loan, the sum of 2.0% plus the Applicable Margin plus the U.S. Prime Rate from time to time in effect, and for any Eurodollar Loan, the sum of 2.0% plus the rate of interest in effect thereon at the time of event of default until the end of the interest period applicable thereto and, thereafter, at a rate per annum equal to the sum of 2.0% plus the Applicable Margin for U.S. prime rate loans plus the U.S. Prime Rate from time to time in effect.

Our obligations under the U.S. Facilities are guaranteed by all our wholly-owned U.S. subsidiaries. In addition, we and our wholly-owned U.S. subsidiaries granted a security interest in substantially all of our assets, including 65% of the shares of Pioneer Electrogroup Canada Inc. held by us, to secure our obligations under the U.S. Facility.

As of September 30, 2015, we had $14.1 million outstanding under the U.S. Facilities. Our borrowings consisted of $9.5 million outstanding under the revolving credit facility and $4.8 million outstanding under the term loan facility.

Nexus Promissory Note

In July 2012, our Mexican subsidiary entered into a $1.7 million term loan agreement with GE Capital Mexico. The term loan is guaranteed by us and is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. As of September 30, 2015,  there was approximately $0.4 million outstanding under this loan.

Titan Notes Payable

In connection with the acquisition of Titan in December 2014, we assumed obligations to repay the remaining holders of unsecured notes representing $260,000 in aggregate original principal amount, plus accrued interest. As of September 30, 2015,  we had repurchased all of such unsecured notes at less than their respective face values.

Capital Lease Obligations

As of September 30, 2015, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $0.8 million during the nine months ended September 30, 2015, as compared to $0.6 million during the nine months ended September 30, 2014. Other than capital expenditures anticipated in connection with our plant consolidation and restructuring plans described above, which we anticipate could be as much as $0.8 million through June 2016 and excludes any proceeds from fixed asset dispositions, we have no major future capital projects planned, or significant replacement spending anticipated.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2014, continued to exist and were still considered material weaknesses in our internal control over financial reporting at September 30, 2015.

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

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting. Through the actions in the remediation plan reported in our Annual Report on Form 10-K for the year ended December 31, 2014,  and new actions which have since been initiated,  we believe that we are addressing the deficiencies that affected our internal control over financial reporting for the year then ended.  The new actions initiated are a component part of our restructuring and integration plan, designed to reduce the number of our production facilities from six locations to three. As a result, the controls and procedures which were previously identified as ineffective at our Bemag Transformer and Pioneer Critical Power reporting units will become inapplicable, as performance of their relevant business activities is transferred to other Pioneer locations having suitable entity-level controls and financial closing and reporting processes.  Until the remediation plan is fully implemented and operating for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable.

Changes in Internal Control over Financial Reporting

Other than changes that have been enacted pursuant to our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Newly Identified Material Weakness

In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, we determined that control deficiencies existed in respect of ensuring compliance with applicable laws related to the filing and payment of payroll taxes, and that these deficiencies constituted a material weakness.

Our controls and procedures regarding accounting for payroll operated effectively, as the expenses and resulting liabilities were recorded without misstatement in our financial reporting for all periods.  However, a lack of preventative controls to ensure payroll taxes were filed and paid timely, as well as management review controls resulted in the non-compliance with payroll tax requirements. This led to the need for penalties and interest related to the unpaid payroll taxes to be recorded in the current period. The Company has analyzed the amount of penalties and interest that would have been accrued in each reporting period had the compliance failure been known, and determined that the amounts were not material to any one reporting period’s results.

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

We are delinquent in our federal payroll tax obligations which could subject us to penalties that could harm our financial position.

As of September 30, 2015, we are delinquent in payment of $3.9 million in federal payroll taxes, and have accrued estimated penalties and interest thereon of approximately $1.1 million and $0.1 million, respectively. As of the date of this filing, we have filed all required federal payroll tax returns, are timely in payment of taxes for current payroll periods, and have submitted a request to the Internal Revenue Service for the abatement of all penalties. In addition, we intend to submit an application to the Internal Revenue Service to enable us to pay the delinquent payroll taxes over an extended period. We cannot assure you that the Internal Revenue Service will accept our request for the abatement of penalties, and our application for installment payments.

Furthermore, our failure to pay federal payroll taxes constitutes an event of default under our credit facilities and, if not cured or waived, our lender could elect to declare all amounts outstanding thereunder to be immediately due and payable and terminate all obligations to extend further credit. Such an event would have an immediate and material adverse impact on our business, results of operations and financial condition. We would be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available.

We depend upon the availability of capital under our revolving credit facilities and term loans with Bank of Montreal to finance our operations. Any additional financing that we have requested from Bank of Montreal may not be available on favorable terms or at all. In addition, although we have secured a waiver of financial covenants from the Bank of Montreal, there can be no assurance that we will be able to maintain such waiver in effect, or otherwise amend our credit facilities to revise the financial covenants at a level whereby we will achieve compliance.

In addition to cash flow provided by operations, we finance our working capital and general corporate needs through our Canadian Facilities and U.S. Facilities with the Bank of Montreal. These credit facilities contain restrictive and financial covenants which, as of September 30, 2015, we were not in compliance with. On November 18, 2015 we secured a waiver of financial covenants from Bank of Montreal to suspend testing of the existing financial covenants and received certain modifications to these credit facilities in order to further increase our borrowing capacity and improve our liquidity.  If we are unable to extend the waiver when it expires on January 31, 2016, or if we are otherwise unable to amend our credit facilities to regain compliance with their restrictive, financial and other covenants, then Bank of Montreal could declare the outstanding borrowings under the credit facilities immediately due and payable. Such an event would have an immediate and material adverse impact on our business, results of operations and financial condition. We would be required to obtain additional financing from other sources, and we cannot predict whether or on what terms, if any, additional financing might be available. If we are required to seek additional financing and are unable to obtain it, we may have to change our business and capital expenditure plans, which may have a materially adverse effect on our business, financial condition and results of operations. In addition, the borrowings under our credit facilities could make it more difficult to obtain other debt financing in the future, which could put us at a competitive disadvantage to competitors with less debt. There can be no assurance that we will be able to secure a resolution and, accordingly, our liquidity and ability to operate could be adversely affected.

ITEM 5. OTHER INFORMATION

On November 18, 2015, we secured a Limited Duration Wavier and Consent Letter from Bank of Montreal with respect to our U.S. facilities and our Canadian facilities, pursuant to which Bank of Montreal agreed to suspend testing of the existing financial and other covenants until January 31 and to permit up to $3.0 million of our Canadian subsidiary’s available borrowing capacity under the Canadian Facilities to be advanced to our U.S. operations for working capital purposes and to pay a portion of our past due federal payroll tax obligation, subject to the satisfaction of additional financial reporting requirements and other conditions.

Pursuant to the letter, the amounts advanced thereunder to our Canadian subsidiary under Facility A shall bear interest of the U.S. Base Rate plus 2.50%.  In addition, from and after November 16, 2015, (i) the obligations under the U.S. Facilities shall bear interest at the default rate until Bank of Montreal has advised in writing to the contrary, (ii) we will not be permitted to continue Eurodollar Loans with Interest Periods of longer than one month, nor convert any U.S. prime rate loans into Eurodollar Loans with Interest Periods of longer than one month, (iii) all outstanding advances under the Canadian Facilities shall bear interest at the default rate;  (iv) our Canadian subsidiary will not be permitted to make any advances at LIBOR with an interest period in excess of one month and (v) any LIBOR advance or bankers acceptances under the Canadian Facilities shall bear interest at the applicable rate set forth in Canadian Facilities plus 2.0% per annum.

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

PIONEER POWER SOLUTIONS, INC.
Date: November 23, 2015	/s/ Nathan J. Mazurek
Nathan J. Mazurek
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: November 23, 2015	/s/ Andrew Minkow
Andrew Minkow Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Limited Duration Waiver and Consent Letter, dated as of November 18, 2015, by and among Pioneer Power Solutions, Inc., Pioneer Electrogroup Canada Inc. and Bank of Montreal, Chicago Branch.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

_______________

* Filed herewith.