Form 10-K
period 2015-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2016-03-31
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was approximately $19.6 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 31, 2016, 8,699,712 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

PIONEER POWER SOLUTIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation.  Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved.  Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	We are delinquent in payment of our federal payroll tax obligations and may not be successful in our requests for the abatement of penalties and payment of past due amounts over an extended period.
•	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.
•	The effects of fluctuations in sales on our business, revenues, expenses, net income, income (loss) per share, margins and profitability.
•	Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.
•	We depend on Hydro-Quebec Utility Company and Siemens Industry, Inc. for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company or Siemens Industry, Inc., could have a significant impact on our results of operations.
•	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.
•	Our ability to expand our business through strategic acquisitions.
•	Our ability to integrate acquisitions and related businesses.
•	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.
•	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.
•	Restrictive loan covenants and/or our ability to repay or refinance debt under our credit facilities could limit our future financing options and liquidity position and may limit our ability to grow our business.
•	Our ability to realize revenue reported in our backlog.
•	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.
•	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.
•	A significant portion of our revenue and expenditures are derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and net income (loss).
•	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.
•	Our chairman controls a majority of our voting power, and may have, or may develop in the future, interests that may diverge from yours.
•	Material weaknesses in internal controls.
•	Future sales of large blocks of our common stock may adversely impact our stock price.
•	The liquidity and trading volume of our common stock.

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

Our largest customers, which include a number of recognized national and regional utilities, industrial companies and engineering, procurement and construction firms, are located in North America. In addition, we sell our products through hundreds of electrical distributors served by our network of stocking locations throughout the U.S. and Canada. We intend to grow our business through internal product development, expansion of our sales force coverage and through acquisitions to increase the scope and relevance of highly-engineered solutions and technical service we offer our customers for their specific electrical applications.

Description of Business Segments

In 2015, we had two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●	Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. The reporting segment is comprised of two primary product categories: electrical transformers and switchgear. These solutions are marketed principally through our Pioneer Transformers Ltd., Jefferson Electric, Inc. and Pioneer CEP brand names.

●	Our Critical Power Solutions business provides customers with sophisticated power generation equipment, paralleling switchgear, related electrical distribution infrastructure and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. The reporting segment is comprised of two primary product categories and one main service category: engine-generator sets, switchgear and controls, and preventative maintenance and monitoring services. These solutions are marketed by our operations headquartered in Minneapolis, currently doing business under the Pioneer Critical Power Inc. and Titan Energy Systems Inc. (“Titan”) brand names.

T&D Solutions Segment

We design, develop, manufacture and sell a wide range of electrical transmission and distribution equipment and our emphasis is to provide custom engineered, manufactured-to-order solutions, which we estimate currently represents over two-thirds of our T&D revenue. We believe that demand for our custom solutions is driven primarily by end user maintenance programs to repair, replace or retrofit aging equipment, as well as to upgrade or expand their electrical distribution systems to accommodate growth and other changes in their operations. In addition, a significant portion of our custom solutions revenue is derived from the production of magnetic subassemblies incorporated by original equipment manufacturers (“OEMs”) into the systems they sell, systems which in the case of our customers are principally being used for data center, elevator control and electric drive applications.  The remainder of our T&D Solutions revenue is derived from our catalogue of standard transformer designs, models which are sold primarily through electrical distributors and to brand label customers. These products are manufactured to stock and are used in general purpose electrical applications, with demand being driven by the overall pace of new commercial construction.

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

Switchgear

▪  Traditional low voltage panel boards, switchboards and switchgear, using electrical components from major manufacturers. We offer Underwriters Laboratories ratings 67, 508A and 891

▪  Unit substations and other specialty solutions

▪  Custom manufactured and U.L. approved Nema electrical enclosures

Overview of Electrical Transformers

Our liquid-filled and dry-type power, distribution and specialty electrical transformers are magnetic products used in the control and conditioning of electrical current for critical processes. An electric transformer is used to increase or decrease the voltage of electricity traveling through a power line. This change in voltage is accomplished by transferring electric energy from one internal coil or winding to another coil through electromagnetic induction. Electric power generating plants use generator transformers to “step-up,” or increase, voltage that is transferred through power lines in order to transmit the electricity more efficiently and over long distances. When high voltage electricity nears its final destination, a “step-down” transformer reduces its voltage. A distribution transformer makes a final step-down in voltage to a level usable in businesses and homes.

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

Our principal product categories include low voltage electric power distribution panel boards, switchboards and switchgear manufactured at our facility in Southern California. This location specializes in quick-turn, manufactured-to-order circuit protection and control equipment, primarily serving electrical distributors in the region. In addition, it incorporates transformers manufactured at other Pioneer locations into specialty products, such as unit substations, and also serves to supply our Critical Power segment with several classes of switchgear used in its customer projects.

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
Power Generation Equipment

▪  Engine-generator sets:  power generation equipment with up to 2 MW of power output per genset, sourced from Generac Industrial Power and all major manufacturers.  Available individually or in multi-unit paralleled configurations. Fuel options include natural gas, diesel and bi-fuel.

▪  Uninterruptible Power Supply (UPS) systems

▪  Proprietary technology solutions: GenMax®

Switchgear

▪  Paralleling switchgear (PSG):  low & medium voltage for managing multiple power sources

▪  Automatic Transfer Switches: provides models manufactured by Pioneer and by other major manufacturers

▪  Other equipment:  controls, load banks, surge protection and related equipment for power conditioning and reliability

Service

▪  Scheduled preventative maintenance, and 24/7 repair and support services provided for all makes and models of equipment under one to five year contracts

▪  Regional service: provided by our technicians in the Midwest and Florida

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

Service

Power generation systems represent considerable investments that require proper maintenance and service in order to operate reliably during a time of emergency. Our power maintenance programs provide preventative maintenance, repair and support service for our customers’ power generation systems. To support our customers in managing their critical infrastructure, we maintain inventories of equipment and parts, a fleet of service vehicles and a staff of certified field service technicians in the Midwest and Florida. To complete our geographic coverage, we maintain a network of field service partners located in other regions, enabling us to provide a quick-response, 24/7 service capability that can effectively service any make and model of back-up power equipment in any city of the United States. Our field service organization services more than 5,000 generators owned by more than 1,000 customers located throughout the United States, including for multi-site, multi-state customers such as Target Corporation and Verizon Corporation.

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

Business Strategy

We believe we have established a stable platform from which to develop and grow our business lines, revenues, net income and shareholder value. We intend to expand rapidly over the next several years through a two-pronged strategy. First, we are focused on internal growth through operating efficiencies, new product development, customer focus and our continued migration towards more highly-engineered products and specialized services. We intend to significantly increase the percentage of our sales derived from engineered-to-order products and differentiated services and believe this can be accomplished by targeting market segments, such as data centers and independent power producers, which have growth characteristics exceeding the norm in our industry. The second element of our growth strategy is to pursue strategic acquisitions that provide us with complementary product and service offerings, new sales channels, end-markets and scalable operations.

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

We intend to build our revenue and net income at rates exceeding industry norms through internal growth initiatives and complementary acquisitions. Accomplishing these financial goals will be dependent on a number of factors including our ability to execute the following strategies and actions:

•	Evolving from a product-oriented to a customer and market-centric, solutions-oriented organization;

•	Establishing a scalable organizational infrastructure to support our expected growth;

•	Driving incremental sales in new channels and markets through our corporate selling group;

•	Investing in our capabilities to provide progressively more advanced equipment and service solutions;

•	Continuously applying our manufacturing and service resources to their highest and best uses;

•	Capitalizing on inter-segment manufacturing efficiencies and shared utilization of our facilities;

•	Expanding our margins through simplification, and outsourcing production for an increasing number of our standard products;

•	Combining and streamlining our business unit supply chains and administrative functions;

•	Improving business processes to deliver consistency, quality and value to our customers.

T&D Solutions Segment

We intend to accomplish our growth objectives within our T&D Solutions business by emphasizing our capabilities in the following areas:

•	OEM Equipment Solutions ‒ Continue to invest in engineering resources and product development to increase our pipeline of long initial sales-cycle, recurring order customers that integrate our magnetic subassemblies and/or components into the products they sell. Our key focus areas for this solution category include providers of motor control/drive systems, factory automation equipment, power distribution units and UPS systems for data centers, HVAC systems, and power quality and conditioning equipment.

•	Medium Voltage Dry-type Transformers ‒ We acquired this competence in 2011 and completed construction of our state-of-the-art production area at the end of 2013. Growth in this product class will be predicated on expanding our market penetration, particularly in the U.S. where in 2013 we began adding dedicated medium voltage and liquid-filled transformer sales personnel and new independent sales representatives.

•	Liquid-filled Transformers ‒ Sale of more network, subsurface, small and medium power transformers to new and existing utility and industrial customers, particularly in the U.S. In 2012 we completed a facility expansion in order to increase our production capacity for these higher voltage and more complex solutions.

•	Switchgear ‒ Increase our product range to include traditional low voltage and medium voltage, metal clad and metal enclosed switchgear, to be used both in conventional electrical distribution applications, in unitized substations, as well as for supply to our Critical Power Solutions business.

Critical Power Solutions Segment

Within our Critical Power Solutions business, we intend to accomplish our growth objectives by implementing the following business initiatives:

•	National Service Accounts ‒ We intend to increase the number of national account customers we have by leveraging our scalable, nationwide network of partners which allows us to service standby power systems anywhere in the United States. We are actively marketing our preventive maintenance and technology-enabled monitoring and control services to new national accounts including: major national retailers, telecommunications companies, data centers, banks, hospitals and health care facilities, educational institutions and property management companies.

•	Paralleling Switchgear ‒ We believe we excel at large projects for mission critical facilities that require sophisticated standby and primary power redundancy schemes. These projects generally demand higher engineering content due to the necessary customization of the switchgear and related controls, which we believe provides us a stronger basis upon which to compete than in more straight-forward applications. We intend to grow our sales in this product line by adding to our newly-recruited staff of professional sales persons, growing our network of independent manufacturers’ representatives who specialize in critical power, and by building on our supplier relationship to Generac Power Systems and its network of 30 industrial distributors throughout North America, of which we are one.

•	Project Packaging ‒ Beginning in the third quarter of 2014, we completed our first major data center project where, together with our paralleling switchgear, we were able to provide our customer additional equipment manufactured by us (liquid-filled transformers), as well as from third parties (engine generators). We intend to extend this strategy to include ongoing preventative maintenance services, and new products we have under development such as our lineup of automatic transfer switches.

•	Power generation equipment ‒ Increase our sales of power generation and associated equipment in our existing and new market territories by recruiting qualified, professional sales people, and by broadening the range of ancillary equipment options they have available for sale, including solutions manufactured by us. These sales also create opportunities for us to secure long-term service contracts and deploy our monitoring technologies, programs that generate recurring revenue at attractive profit margins.

Acquisitions

We believe a disciplined acquisition program is a key component to accelerating our growth and we intend to acquire businesses that broaden the range of customer solutions we provide, increase our market share or expand our geographic reach. In addition to switchgear and transformer manufacturers, we also intend to acquire manufacturing and service businesses focused on other technically-advanced, customized, ancillary or complementary products that address market segments where we seek further penetration ‒ such as in data centers, backup power equipment and service, traction power, renewable energy and natural resources. We operate in a highly fragmented industry that is served by a few global diversified electrical equipment manufacturers and numerous small manufacturing companies that provide niche products and services to various sub-segments of the power transmission and distribution market. We favor candidates that have competencies and business characteristics similar to our own, and those that we expect will benefit from some of the major trends affecting our industry. Our acquisitions since 2010 of Jefferson Electric, Inc., Bemag Transformer Inc., Power Systems Solutions, Inc., Pico Electrical Equipment, Inc., Titan Energy Worldwide, Inc. Harmonics Limited and Pacific Power Systems, Inc. are examples of the implementation of our acquisition strategy.

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

The market for switchgear and related equipment is significantly larger and more complex given the number and classes of solutions available. Within our Critical Power Solutions segment, we believe that our PSG and ATS switchgear offerings,  together with our service programs for power generation and ancillary equipment, addresses annual U.S. demand exceeding  $2.0 billion and is growing at a much higher segment rate than the market for general T&D equipment.  The market for on-site power generation equipment itself is substantially larger, representing worldwide annual demand of $16 billion according to estimates cited by Generac Holdings Inc.

We believe several of the key industry trends supporting future growth in our industry are as follows:

●	Aging and Overburdened North American Power Grid — The aging and overburdened North American power grid is expected to require significant capital expenditures to upgrade the existing infrastructure over the next several years to maintain adequate levels of reliability and efficiency. According to the North American Electric Reliability Corp. (NERC), Level 5 Transmission Load Relief (TLR) events, which are triggered when power outages are imminent or in progress, grew at a 16% compounded annual growth rate from 2003 to 2013. These events demonstrate the current power grid’s inadequate capacity to accommodate all requests for reliable power. Significant capital investment will be required to relieve congestion, meet growing demand, achieve targets for efficiency, emissions and use of renewable sources, and to replace components of the U.S. power grid operating at, near or past their planned service lives.

●	Increasing Long-Term Demand for Electricity and Reliable Power — The Department of Energy’s Energy Information Administration, or EIA, forecasts that total electricity use in the U.S. will increase by approximately 28% from 2011 to 2040. This increase is driven by anticipated population growth, economic expansion, increasing dependence on computing power throughout the economy and the increased use of electrical devices in the home. In order to meet growing demand for electricity in North America, substantial investment in increased electrical grid capacity and efficiency will be required, as well as the addition of specialized equipment to help ensure the reliability and quality of electricity for critical applications. In response to these challenges, there is an increasing trend among commercial and industrial companies to invest in on-site power sources, both for standby purposes in the event of a catastrophic power outage, or to reduce the amount of electricity they draw from the utility grid during peak periods.

●	Growth in Critical Power Applications and the Data Center Market — The number of mission-critical facilities, sites where a power disturbance or outage could cause failure of business operations, safety concerns or regulatory non-compliance, continues to grow exponentially worldwide. In the U.S., the single largest driver for demand in critical power applications is the data center market, followed by the health care industry. The amount of information managed by data centers is expected to grow by a factor of 50 over the next decade, according to General Electric, fueling increasing needs for data storage (for corporate data, content delivery, social networking, handheld devices, online retail and gaming) and the information technology evolution (cloud computing and outsourced hosting). The 2013 Datacenter Dynamics Industry Census projected North American investment in data centers to increase 10.4% in 2014, to $36.2 billion. Much of this growth was expected to be for spending in the electrical sector, including switchgear, uninterruptible power supplies and generators, systems that typically represent over 40% of data center development cost. Coinciding with demand for mission-critical facilities is the need for efficient, reliable primary power to support their essential applications, and for backup generator plants in case the utility feed becomes unavailable. Electricity is the highest operating cost of a data center, a factor supporting investment in on-site alternative energy systems to reduce peak-demand expenses. These systems require paralleling switchgear, such as we provide, operated by hardware embedded with sophisticated programming and logic to synchronize multiple power sources reliably and efficiently.

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

Customers

For the year ended December 31, 2015 approximately 35% of our sales were to Canadian customers, including many of Canada’s electrical utilities, municipal power systems, large industrial companies, engineering and construction firms and a number of electrical distributors. Another 64% of our sales in 2015 were to U.S. customers, represented in large part by companies involved in commercial construction. The remaining 1% of our sales were to export customers primarily serving the Central and Latin American markets. During the year ended December 31, 2015, we sold our electrical equipment and services to over 3,200 individual customers and our twenty largest customers represented approximately 51% of our consolidated revenue.

Approximately 9% and 13% of our sales in the years ended December 31, 2015 and 2014, respectively, were made to Hydro-Quebec Utility Company, a provincial government-owned utility in the Province of Quebec, Canada. The majority of our sales to Hydro-Quebec Utility Company are made pursuant to a long-term contract for the supply of pad-mount and submersible transformers that was renewed in February 2015.  The contract has two-year initial term and a one-year renewal option at Hydro-Quebec Utility Company’s election that provide for a maximum term of three years. The contracts set forth the terms, conditions and rights of the parties with respect to the supply of the subject products including ordering and delivery procedures, required technical specifications, minimum performance standards, product pricing and price adjustment mechanisms, terms of payment and rights of termination. The contracts do not require Hydro-Quebec Utility Company to order any minimum quantity of products from us and do not grant us any form of supply exclusivity. Hydro-Quebec Utility Company has been a customer of ours and our predecessors for in excess of 45 years, over which time we have been party to consecutive long-term contracts for an uninterrupted period spanning several decades. We believe the status of our business relationship with Hydro-Quebec Utility Company to be good.

In addition, Siemens Industry, Inc. and its affiliated companies accounted for 10% of our consolidated sales in the years ended December 31, 2015 and 2014. Our pricing agreement with Siemens Industry, Inc. does not obligate Siemens Industry, Inc. to purchase transformers from us in quantities consistent with the past or at all. While the loss of a significant number of customers would have a material adverse effect on our business, aside from Hydro-Quebec Utility Company and Siemens Industry, Inc., we do not believe that the loss of any specific customer would have a material adverse effect on our business.

Marketing, Sales and Distribution

A substantial portion of the transformers manufactured by us, and most of the switchgear products we offer, are sold directly to customers by our 37 full-time marketing and sales personnel and 6 members of our executive management team operating from our office locations in the U.S. and Canada. Our products are also sold through our network of more than 58 independent sales agencies throughout North America that sell primarily to full-line electrical distributors and to maintenance, repair and overhaul organizations. Our direct sales force markets to end users and to third parties, such as original equipment manufacturers and engineering firms that prescribe the specifications and parameters that control the applications of our products.

Sales Backlog

Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. Our sales backlog as of December 31, 2015 was approximately $28.7 million, as compared to $36.0 million as of December 31, 2014. We anticipate that most of our current backlog will be delivered during 2016. Orders included in our sales backlog are represented by customer purchase orders and contracts that we believe to be firm.

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

We believe that we compete primarily on the basis of technical support and application expertise, engineering, manufacturing and service capabilities, equipment rating, quality, scheduling and price. In all our businesses, our objective is to focus our efforts on more specialized, challenging and complex applications. Accordingly, a critical element to the success of our business is responsiveness and flexibility in providing custom-engineered solutions to satisfy customer needs. We believe that our strongest product niches are in the manufacture and design of small power and distribution electrical transformers, custom-manufactured panel board and switchboard products and in paralleling switchgear solutions for on-site power applications serving data centers, hospitals and other businesses with critical power needs. As a result of our long-time presence in the industry, we possess a number of special designs and libraries of programming code for our equipment that were engineered and developed specifically for our customers. We believe these factors give us a competitive advantage and that they are a major contributor to our frequency of repeat customer orders and the longevity of our customer relationships.

Raw Materials and Suppliers

The principal raw materials purchased by us are core steel, copper wire, aluminum strip, insulating materials including transformer oil and sheet metal. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses, protectors and circuit breakers. These raw materials and components are available from and supplied by numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We attempt to minimize the effect on our profit margins of unanticipated changes in the prices of raw materials by including index clauses in our customer contracts that allow us to increase or reduce our prices if the costs of raw materials unexpectedly rise or decrease. Approximately 27% of our annual sales are made pursuant to contracts that contain such index clauses, which, subject to various formulae and limitations, permit us to adjust the final prices we charge. We do not anticipate any significant difficulty in satisfying our raw material requirements on reasonable terms and have not experienced any such difficulty in the past several years. Our largest suppliers during the year ended December 31, 2015 included Essex Group, Inc., National Material L.P., Three D Metals Canada Inc., Metelec Ltée and Rea Magnet Wire Co. Inc.

Employees

As of December 31, 2015, we had 449 employees consisting of 149 salaried staff and 300 hourly workers. Our hourly employees located at our plant in Farnham, Quebec, Canada are covered by a collective bargaining agreement with a provincial labor union that expires in March 2017. Our hourly employees located at our plant in Granby, Quebec, Canada are covered by a collective bargaining agreement with the United Steel Workers of America Local 9414 that expires in May 2020. The hourly employees located at our manufacturing facility in Reynosa, Mexico are also covered by a collective bargaining agreement with a local labor union that has an indefinite term, subject to annual review and negotiation of key provisions. In addition, certain of our hourly employees located at our manufacturing facility in Santa Fe Springs, California are covered by a collective bargaining agreement with Local Union 1710 of the International Brotherhood of Electrical Workers, AFL-CIO with an initial term ended in February 2016, with automatic one year renewals thereafter unless terminated earlier by either party for review and negotiation of key provisions.  In April 2016, we will begin negotiations on a new labor agreement that will be retroactive to February 2016. We consider our relationship with our employees to be good.

Environmental

We are subject to numerous environmental laws and regulations concerning, among other areas, air emissions, discharges into waterways and the generation, handling, storing, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing and it is impossible to predict with accuracy the effect they may have on us in the future. Like many other industrial enterprises, our manufacturing operations entail the risk of noncompliance, which may result in fines, penalties and remediation costs, and there can be no assurance that such costs will be insignificant. To our knowledge, we are in substantial compliance with all federal, state, provincial and local environmental protection provisions, and believe that the future compliance cost should not have a material adverse effect on our capital expenditures, net income or competitive position. However, legal and regulatory requirements in these areas have been increasing and there can be no assurance that significant costs and liabilities will not be incurred in the future due to regulatory noncompliance.

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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2015 and our other periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

Risks Relating to Our Business and Industry

We are vulnerable to economic downturns in the commercial construction market, which may reduce the demand for some of our products and adversely affect our sales, net income, cash flow or financial condition.

A large portion of our business involves sales of our products in connection with commercial and industrial construction. Our sales to this sector are affected by the level of discretionary business spending. During economic downturns in this sector, the level of business discretionary spending may decrease. This decrease in spending will likely reduce the demand for some of our products and may adversely affect our sales, net income, cash flow or financial condition.

The commercial and industrial building and maintenance sectors began to experience a significant decline in 2008. The downturn in these segments contributed to a decline in the demand for our T&D Solutions, particularly our standard distribution transformers and general purpose switchgear products, as well as a decline in demand for power generation equipment distributed by our Critical Power Solutions reporting unit. We cannot predict the timing, duration or severity of another such downturn in these segments which may adversely impact sales, net income and cash flow.

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

We depend on Hydro-Quebec Utility Company and Siemens Industry, Inc. for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company or Siemens Industry, Inc., has, in the past, had a significant impact on our results of operations. In particular, Hydro-Quebec Utility Company represented approximately 9% and 13% of our net sales in the years ended December 31, 2015 and 2014, respectively. In addition, Siemens Industry, Inc. accounted for 10% of our net sales in the years ended December 31, 2015 and 2014. Our long term supply agreement with Hydro-Quebec Utility Company has an initial term expiring in February 2017, and a one-year extension option at Hydro-Quebec Utility Company’s election. We therefore cannot assure you that Hydro-Quebec Utility Company will continue to purchase transformers from us in quantities consistent with the past or at all. In addition, our pricing agreement with Siemens Industry, Inc. does not obligate Siemens Industry, Inc. to purchase transformers from us in quantities consistent with the past or at all. If either of these customers was to significantly cancel, delay or reduce the amount of business it does with us for any reason, there would be a material adverse effect on our business, financial condition and operating results.

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

Also, in July 2011, we acquired all the capital stock of Bemag Transformer Inc., a Quebec-based manufacturer of low and medium voltage dry-type transformers and custom magnetics.  During the fourth quarter and year ended December 2014, the Bemag reporting unit had lower sales and cash flows than previously projected and its business outlook turned significantly more challenging during the fourth quarter.  As a result, the reporting unit recognized $1.4 million in non-cash charges for goodwill and intangible asset impairments that were driven primarily by a downturn in Canada’s natural resource sector and expected future capital spending on products manufactured by the reporting unit. This downturn accelerated dramatically during the fourth quarter of 2014 as measured by the price of oil, and a devaluation of the Canadian dollar, the latter of which directly resulted in higher costs for the reporting unit’s key raw material inputs. These developments in the fourth quarter of 2014, coupled with increased competition and higher bad debt expense related to customer insolvencies, also followed a $3.0 million investment by us to expand the reporting unit’s facilities and production capacity which was completed in 2013. Accordingly, we revised our outlook and valuation of the reporting unit, and the consequential impairment charges reflect an updated forecast that assumes a slower rate of revenue growth and lower near-term profit margins than anticipated at the time the reporting unit was acquired in 2011. Additionally, in August 2015, it was decided to consolidate the low voltage manufacturing of Bemag into the Jefferson facility in Reynosa Mexico. As a result, the reporting unit recognized charges of $4.4 million in fiscal year 2015, primarily for the write-down of fixed assets, intangible assets and inventory.

We may not be able to expand our business through strategic acquisitions, and internal growth initiatives facilitated by acquisitions, which could decrease our profitability.

A key element of our strategy is to pursue strategic acquisitions that either expand or complement our business in order to increase revenue and net income. We may not be able to identify additional attractive acquisition candidates on terms favorable to us or in a timely manner. We may require additional debt or equity financing for future acquisitions, which may not be available on terms favorable to us, if at all. Moreover, we may not be able to integrate any acquired businesses into our business or to operate any acquired businesses profitably. Recently acquired businesses may operate at lower profit margins, which could negatively impact our results of operations. Each of these factors may contribute to our inability to grow our business through strategic acquisitions, which could ultimately result in increased costs without a corresponding contemporary increase in revenues, which would result in decreased profitability.

For example, our switchgear reporting unit, which was established through an acquisition in August 2013, generated an operating loss of approximately $1.2 million during the year ended December 2014. In addition, our strategic sales group, initiated in March 2013 to market the full breadth of our company-wide solutions to increase our penetration of certain sales channels and end markets, generated an operating loss of $0.7 million during the year ended December 2014. While we believe these operations are instrumental to enhancing our long-term revenue and net income growth, there can be no assurance that they will scale to profitability in the timeframes anticipated by us or at all.

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

Approximately one-third of our 2016 revenue and a significant portion of our expenditures are expected to be derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and net income. For example, if the Canadian dollar appreciates relative to the U.S. dollar, the fluctuation will result in a positive impact on the revenues that we report. However, if the Canadian dollar depreciates relative to the U.S. dollar, which was the case during 2014 and 2015, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported consolidated sales even though we may have experienced an increase in sales transacted in the Canadian dollar. Conversely, the impact of currency fluctuations may result in an increase in reported consolidated sales despite declining sales transacted in the Canadian dollar. The exchange rate from the U.S. dollar to the Canadian dollar has fluctuated substantially in the past and may continue to do so in the future. Though we may choose to hedge our exposure to foreign currency exchange rate changes in the future, there is no guarantee such hedging, if undertaken, will be successful.

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

Our raw material costs represented approximately 59% and 60% of our revenues for the years ended December 31, 2015 and 2014, respectively. The principal raw materials purchased by us are electrical core steel, copper wire, aluminum strip and insulating materials including transformer oil. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors. These raw materials and components are available from, and supplied by, numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our raw materials in the future.

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

Under the terms of our distributor agreement with Generac Power Systems Inc., we are responsible for marketing, distributing and servicing the Generac Industrial Power line of products in the states Minnesota, Iowa and Nebraska. Our agreement has an initial term expiring on March 31, 2018, and automatically expires unless extended by Generac, with 90 days’ prior notice, for at least an additional one-year (1) periods. Approximately 60% of Titan’s business involves the sale of Generac Industrial Power products. As such, Titan’s business is dependent on market acceptance of Generac products. We believe that Generac has a solid reputation as a manufacturer, with excellent brand recognition and customer support and a growing market share in many of the markets it serves. However, there can be no assurance that Generac will be able to maintain its reputation and grow its market position in the future. If Generac is unsuccessful in developing and enhancing its product lines to meet evolving and sophisticated customer needs, is unable to maintain the quality of its products, or if it is unable to provide its products at competitive prices, the market acceptance for Generac products may deteriorate over time. Any resulting decrease in the demand for Generac products could have a material adverse impact on our business, results of operations and future prospects.

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

Bemag Transformer Inc. depends on three electrical distributor groups for a large portion of its business, and any change in the level of orders from these distributors, has, in the past, had a significant impact on Bemag Transformer Inc.’s results of operations. Collectively, purchases from these distributor groups represented approximately 55% of Bemag Transformer Inc.’s sales in the year ended December 31, 2015 and approximately 6% of our sales on a consolidated basis. We expect aggregate sales to these distributor groups to continue to represent less than 10% of our consolidated sales in 2016. Our Bemag Transformer Inc. subsidiary has pricing and rebate agreements with these distributor groups that are negotiated annually and, if the pricing and rebate agreements are modified or not renewed in future periods or are less favorable than those offered by competitors, we cannot assure you that these distributor groups will continue to purchase transformers from us in quantities consistent with the past or at all. If any of these distributor groups were to influence our customers to cancel, significantly delay or reduce the amount of business they do with Bemag Transformer Inc., there could be a material adverse effect on our business, financial condition and operating results. Moreover, although Bemag Transformer Inc. has agreements for the sale of its products through these three distributor groups, these agreements do not obligate the groups to distribute transformers from Bemag Transformer Inc. in quantities consistent with the past or at all. If any of these distributor groups were to become insolvent, our business, financial condition and operating results could also be materially adversely affected.

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

In addition, our credit facilities require us to meet certain financial ratios, including working capital ratios, EBITDA levels and effective tangible net worth levels. Our ability to meet these financial provisions may be affected by events beyond our control. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit facilities, our lenders could institute foreclosure proceedings against the assets securing borrowings under those facilities, which would harm our business, financial condition and results of operations.

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

Indebtedness under our credit facilities with Bank of Montreal is secured by a lien on substantially all of our assets. Accordingly, if an event of default were to occur under our credit facilities, Bank of Montreal would have a prior right to our assets, to the exclusion of our general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our senior secured credit agreement), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors is any amount available for our equity holders. The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

We depend upon the availability of capital under our revolving credit facilities and term loans with Bank of Montreal to finance our operations. Any additional financing that we have requested from Bank of Montreal may not be available on favorable terms or at all.

In addition to cash flow provided by operations, we finance our working capital and general corporate needs through our Canadian Facilities and U.S. Facilities with the Bank of Montreal. These credit facilities contain restrictive and financial covenants which, as of September 30, 2015, we were not in compliance with. On November 18, 2015 we secured a waiver of financial covenants from the Bank of Montreal to suspend testing of the existing financial covenants and received certain modifications to these credit facilities in order to further increase our borrowing capacity and improve our liquidity. On March 28, 2016 we executed a committed term sheet for a formal extension of our credit facilities from the Bank for Montreal to July 31, 2017. A formal amendment of the credit agreement is expected to be executed during the second quarter of 2016, with terms that will be consistent with those agreed upon in the committed term sheet. With the execution of the amendment to the credit agreement, portions of the credit facilities will be classified as long term indebtedness. This committed term sheet contains revised covenants and funding amounts that finance our cash requirements for anticipated operating activities, restructuring and integration plans, capital improvements and scheduled principal repayments of long-term debt.

We may not be able to fully realize the revenue value reported in our backlog.

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2015, our order backlog was $28.7 million. Orders included in our backlog are represented by customer purchase orders and service contracts that we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new customer orders received by us during a given period. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

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

Assessment of the potential impairment of property, plant and equipment, goodwill and other identifiable intangible assets is an integral part of our normal ongoing review of operations. Testing for potential impairment of long-lived assets is dependent on numerous assumptions and reflects our best estimates at a particular point in time, which may vary from testing date to testing date. The economic environments in which our businesses operate and key economic and business assumptions with respect to projected product selling prices and materials costs, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the economic environment and the economic outlook for the assets being evaluated could also result in additional impairment charges. Any significant asset impairments would adversely impact our financial results.

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

Most of our products are manufactured at our facilities in Canada and Mexico, and we depend on a number of suppliers for raw materials and component parts that are located outside of the U.S., including Asia and Western Europe. We generate a significant portion of our revenue from our operations in Canada and currently derive most of our revenue in the U.S. from products we manufacture in Mexico and source internationally. Our international operations are subject to a variety of risks that we do not face in the U.S., and that we may face only to a limited degree in Canada, including:

•	building and managing highly experienced foreign workforces and overseeing and ensuring the performance of foreign subcontractors;
•	increased travel, infrastructure and legal and compliance costs associated with multiple international locations;
•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the U.S.;
•	changes in foreign currency exchange rates, principally fluctuations in the Canadian dollar and Mexican peso;
•	longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable;
•	difficulties in repatriating overseas net income;
•	general economic conditions in the countries in which we operate; and
•	political unrest, civil disturbances, corruption, crime, war, incidents of terrorism, or responses to such events.

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

Provident Pioneer Partners, L.P., which is controlled by Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, beneficially owns approximately 52.4% of our outstanding common stock as of March 31, 2016. As a result of this stock ownership, Provident Pioneer Partners, L.P. and Mr. Mazurek can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Provident Pioneer Partners, L.P. and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of us as a whole.

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

As discussed in Item 9A “Controls and Procedures”, we concluded there are material weaknesses in the design and operating effectiveness of our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

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

We are delinquent in our federal payroll tax obligations which could subject us to penalties that could harm our financial position and create liens against our assets.

As of December 31 2015, we are delinquent in payment of $3.9 million in federal payroll taxes, and have accrued estimated penalties and interest thereon of approximately $1.3 million and $0.2 million, respectively. As of the date of this filing, we have filed all required federal payroll tax returns, are timely in payment of payroll taxes incurred since October 1, 2015, and have submitted a request to the Internal Revenue Service for the abatement of all penalties. In addition, we have submitted a request to the Internal Revenue Service to enable us to pay the delinquent payroll taxes over an extended period. We cannot assure you that the Internal Revenue Service will accept our requests for the abatement of penalties, or for an installment payment program.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our net income, financial condition and other business and economic factors as our board of directors may consider relevant. In addition, our credit agreement with Bank of Montreal, Chicago Branch restricts our ability to pay cash dividends. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Location	Description	Approximate Square Footage	Owned or Lease Expiration Date
Granby, Quebec	Manufacturing and administration	50,000	Owned
Farnham, Quebec	Manufacturing and administration	69,000	Owned
Reynosa, Mexico	Manufacturing	52,000	December 2017
Santa Fe Springs, California	Manufacturing, sales, engineering and administration	40,000	August 2018
Brooklyn Park, Minnesota	Manufacturing, sales, engineering and administration	16,000	December 2020
Eden Prairie, Minnesota	Sales, service and administration	9,400	January 2016
Omaha, Nebraska	Sales and service	6,750	December 2020
Duluth, Minnesota	Sales, service and warehouse	4,600	July 2020
Bernardsville, New Jersey	Sales and service	1,700	July 2016
Miami, Florida	Sales and service	2,400	August 2016
Pharr, Texas	Distribution warehouse	24,000	August 2020
Franklin, Wisconsin	Sales, marketing, engineering and administration	5,000	December 2018
Mississauga, Ontario	Sales and engineering	1,400	July 2021
Fort Lee, New Jersey	Corporate management and sales office	2,700	November 2022

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

ITEM 3.   LEGAL PROCEEDINGS.

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. As of the date hereof, we are not party to any material legal proceedings nor are we aware of any such threatened or pending litigation that we believe could have a materials adverse effect on our business, financial condition or operating results.  See Note 15 ‒ Commitments and Contingencies included in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Capital Market under the symbol “PPSI” since September 19, 2013. Prior to that time, it was quoted on the OTCQB. The following table sets forth the high and low sales prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated.

Fiscal Year	Period	High	Low
2015	First Quarter Ended March 31	$9.99	$8.67
	Second Quarter Ended June 30	8.91	6.75
	Third Quarter Ended September 30	7.80	3.60
	Fourth Quarter Ended December 31	4.50	3.06

2014	First Quarter Ended March 31	10.59	8.60
	Second Quarter Ended June 30	9.80	8.30
	Third Quarter Ended September 30	8.70	7.51
	Fourth Quarter Ended December 31	9.45	7.50

The last reported sales price of our common stock on the Nasdaq Capital Market on March 30, 2016, was $4.90 per share. As of March 30, 2016, there were 42 holders of record of our common stock.

We have not declared or paid cash dividends on our common stock during the two most recent fiscal years, and we do not intend to pay any cash dividends on our common stock during the foreseeable future. Rather, we intend to retain future net income (if any) to fund the operation and expansion of our business and for general corporate purposes. Subject to legal and contractual limits, our board of directors will make any decision as to whether to pay dividends in the future. In addition, our credit agreement with Bank of Montreal, Chicago Branch, dated June 28, 2013, restricts our ability to pay cash dividends.

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2015.

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

Our operations are divided into two reportable segments: Transmission & Distribution Solutions and Critical Power Solutions.  Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. These solutions are marketed principally through our Pioneer Transformers Ltd., Jefferson Electric, Inc. and Pioneer CEP brand names. Our Critical Power Solutions business provides customers with sophisticated power generation equipment, switchgear, related electrical distribution infrastructure, preventative maintenance services and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minneapolis, currently doing business under the Pioneer Critical Power Inc. and Titan Energy Systems Inc. (“Titan”) brand names.

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

	2015			2014
	Balance Sheet	Statements of Operations and Comprehensive Income		Balance Sheet	Statements of Operations and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.7895	$0.8057	$0.8057	$0.9046	$0.9062	$0.9062
June 30	$0.8006	$0.8134	$0.8095	$0.9372	$0.9170	$0.9116
September 30	$0.7493	$0.7638	$0.7937	$0.8929	$0.9180	$0.9137
December 31	$0.7225	$0.7489	$0.7820	$0.8620	$0.8805	$0.9051

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

Impairment of Long-Lived Assets.  We review long-lived assets for impairment including intangible assets with determinable useful lives whenever events or changes in circumstances indicate that the carrying value of the corresponding asset group may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset group are compared to the asset group’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets groups subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in operating income in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our long-lived assets and other intangibles and periodically review these estimates to determine whether these lives are appropriate.

Goodwill and Indefinite lived intangible Assets.  Goodwill and other intangible assets with indefinite useful lives are not amortized, but are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist. The evaluation requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss. Both steps of the goodwill impairment testing involve significant estimates.

Income Taxes. We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the deferred tax asset recorded as of December 31, 2015, is realizable through future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

As of December 31, 2015, we do not have any material liability for uncertain tax positions. We do not believe the total of unrecognized tax positions will significantly increase or decrease during the next 12 months.

Changes in Accounting Principles

In 2015, we adopted a change of goodwill testing date and ASU No. 2015-17, Income Taxes (topic 740). No other significant changes in accounting principles were adopted during 2015 and 2014.

RESULTS OF OPERATIONS

Overview of 2015 Operating Results

Selected financial and operating data for our reportable business segments for the most recent two years is summarized below. This information, as well as the selected financial data provided in Note 15 and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K, should be referred to when reading our discussion and analysis of results of operations below. Our summary of operating results during the years ended 2015 and 2014 are as follows (in thousands):

	For the Years Ended December 31,
	2015	2014
Revenues
T&D Solutions	$84,189	$85,892
Critical Power Solutions	22,333	6,299
Consolidated	106,522	92,191
Cost of sales
T&D Solutions	66,517	68,984
Critical Power Solutions	18,900	5,038
Consolidated	85,417	74,022
Gross profit	21,105	18,169
Selling, general and administrative expenses	19,032	14,691
Restructuring, integration and impairment	5,577	-
Depreciation and amortization expense	2,162	531
Foreign exchange gain	(366)	(205)
Impairment of goodwill	-	1,171
Impairment of intangible assets	-	231
Total operating expenses	26,405	16,419
Operating income	(5,300)	1,750
Interest expense	748	582
Other expense	2,535	913
Income (loss) before taxes	(8,583)	255
Provision for income taxes	(2,702)	523
Net loss	$(5,881)	$(268)

Backlog.  Our order backlog at December 31, 2015 was $28.7 million, as compared to $36.0 million at December 31, 2014. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2016. The following table represents the progression of our backlog, by reporting segment, for the periods ended as indicated (in thousands):

	December 31,
	2015	2014
T&D Solutions	$24,100	$25,854
Critical Power Solutions	4,566	10,150
Total order backlog	$28,666	$36,004

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	For the Years Ended December 31,
	2015	2014	Variance	%
T&D Solutions
Transformers	$75,597	$81,275	$(5,678)	(7.0)
Switchgear	8,592	4,617	3,975	86.1
	84,189	85,892	(1,703)	(2.0)
Critical Power Solutions
Equipment	12,895	5,438	7,457	137.1
Service	9,438	861	8,577	996.2
	22,333	6,299	16,034	254.5
Total revenue	$106,522	$92,191	$14,331	15.5

For the year ended December 31, 2015, our consolidated revenue increased by $14.3 million, or 15.5%, to $106.5 million, up from $92.2 million during the year ended December 31, 2014.

T&D Solutions. Revenue from our transformer product lines decreased by $5.7 million, or 7.0%, driven by lower sales from our Canadian operations (down 24.8%, or approximately 13.4% on a constant currency basis). This decline was primarily due to cyclically lower spending in 2015 by our two largest utility customers, down from all-time high levels of spending by each of them in 2014. Partially offsetting the Canadian market decline was a 22.6% increase in sales to U.S. customers. The U.S. sales increase was led by significant growth in our OEM solutions (up 43%, or approximately $4.1 million), and only partially offset by softer demand (down 2%) for our low voltage, general purpose products.

Critical Power Solutions. The $16.0 million increase in our Critical Power segment revenue was driven primarily by the timing of acquisitions. The reporting segment was established through the acquisition of a company we renamed Pioneer Critical Power on March 6, 2013, followed by the acquisition of Titan on December 2, 2014. Both businesses are headquartered in Minneapolis and their operations are now directed by a single management team.  Titan accounted for $19.9 million of segment revenue growth during the year ended December 31, 2015, partially offset by $3.9 million decrease in Pioneer Critical Power Inc.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	For the Years Ended December 31,
	2015	2014	Variance	%
T&D Solutions
Gross profit	$17,672	$16,908	$764	4.5
Gross margin %	21.0	19.7	1

Critical Power Solutions			-
Gross profit	3,433	1,261	2,172	172.2
Gross margin %	15.4	20.0	(5)

Consolidated gross profit	$21,105	$18,169	$2,936	16.2
Consolidated gross margin %	19.8	19.7	0.1

For the year ended December 31, 2015, our gross margin percentage was 19.8% of revenues, compared to 19.7% during the year ended December 31, 2014. The 0.1% increase in our consolidated gross margin percentage is explained predominantly by the results of our T&D Solutions segment.

T&D Solutions. The 1.3% increase in our T&D Solutions gross margin resulted from a favorable shift in our sales mix to more custom-engineered transformers and the successful creation of an Asian supply channel, at a lower landed cost, for the highly competitive low voltage standard transformer products.

During 2015, we completed the development of our low voltage transformer product offering to make them comply with new Department of Energy efficiency standards coming into effect in 2016. The cost of these projects was recognized as period expenses during 2014 and 2015. Our T&D switchgear product sales grew rapidly and at a slightly improved gross margin during the year, but had minimal effect on our overall gross margin in 2015, as compared to 2014.

Critical Power Solutions. The 4.6% decrease in our Critical Power segment gross margin was driven primarily by the lower margins earned by Titan on the sales of Generac generators as compared to the margins for the service and paralleling switchgear components of this segment. Additionally, the lower sales of the paralleling switchgear adversely affect margins.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages ):

	For the Years Ended December 31,
	2015	2014	Variance	%
T&D Solutions
Selling, general and administrative expense	$11,999	$10,874	$1,125	10.3
Depreciation and amortization expense	563	406	157	38.7
Restructuring, integration and impairment	5,078	1,171	3,907	333.6
Impairment of intangible assets	-	231	(231)	(100.0)
Foreign exchange gain	(355)	(201)	(154)	76.6
Segment operating expense	$17,285	$12,481	$4,804	38.5

Critical Power Solutions
Selling, general and administrative expense	4,028	1,496	2,532	169.3
Depreciation and amortization expense	1,526	76	1,450	1,907.9
Restructuring, integration and impairment	85	-	85	-
Segment operating expense	5,639	1,572	4,067	258.7
			-
General corporate expense
Selling, general and administrative expense	3,005	2,321	684	29.5
Depreciation and amortization expense	73	49	24	49.0
Restructuring, integration and impairment	414	-	414	-
Foreign exchange gain	(11)	(4)	(7)	175.0
Segment operating expense	$3,481	$2,366	$1,115	47.1

Consolidated
Selling, general and administrative expense	19,032	14,691	4,341	29.5
Depreciation and amortization expense	2,162	531	1,631	307.2
Restructuring, integration and impairment	5,577	1,171	4,406	376.3
Impairment of intangible assets	-	231	(231)	(100.0)
Foreign exchange gain	(366)	(205)	(161)	78.5
Consolidated operating expense	$26,405	$16,419	$9,986	60.8

Selling, General and Administrative Expense. For the year ended December 31, 2015, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $4.3 million, or 29.5%, to $19.0 million, as compared to $14.7 million during the year ended December 31, 2014. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 17.9% in 2015, as compared to 15.9% in 2014.

The increase in our selling, general and administrative expense is attributable mostly to our Critical Power segment, where expenses increased by $2.5 million as compared to 2014. This increase is the result of a full year of operations in 2015 as compared to one month operation in 2014.

Selling, general and administrative expense in our T&D Solutions segment increased by $1.1 million, or 10.3%, during the year ended December 31, 2015. In 2014, there was a bad debt recovery of $.6 million that was not repeated in 2015. The balance of the increase in 2015 is the result of the expenses added to operate the Harmonic Limited acquisition ($.4 million).

Depreciation and Amortization Expenses.  Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and excludes amounts included in cost of revenue. Depreciation and amortization expense increased by $1.6 million during the year ended December 31, 2015, primarily due to the 2015 purchases of Harmonics Limited and Pacific Power Systems.

Foreign Exchange (Gain) Loss. For the year ended December 31, 2015, approximately 38% of our consolidated operating revenues were denominated in Canadian dollars, and the majority of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the year ended December 31, 2015, we recorded a gain of $0.4 million due to currency fluctuations, compared to a gain of approximately $0.2 million during the year ended December 31, 2014.

Restructuring, Integration, Impairment of Goodwill and Intangible Assets. Non-cash impairment charges totaling $1.4 million were recorded in the fourth quarter of 2014 related to the impairment of all the goodwill, and a portion of the intangible assets, associated with our Bemag Transformer business in Canada. The impairments are the result of Bemag’s operating loss for the year ended December 31, 2014, together with market-related pressure and execution challenges that have reduced and delayed our projections for revenue and cash flow in future periods. We do not expect that any of the impairment charges will result in future cash expenditures by us. In 2015, an additional $5.6 million of restructuring expenses were incurred as the result of three plant consolidations. These costs were mainly the result of write down of the carrying value of fixed assets ($2.4 million), write down of raw materials ($0.9 million), and lease termination and relocation costs for the balance.

Operating Income (Loss)

The following table represents our operating income or loss by reportable segment for the periods indicated (in thousands):

	For the Years Ended December 31,
	2015	2014	Variance	%
T&D Solutions	$388	$4,428	$(4,040)	(91.2)
Critical Power Solutions	(2,207)	(311)	(1,896)	609.6
General corporate expense	(3,481)	(2,367)	(1,114)	47.1
Total operating income (loss)	$(5,300)	$1,750	$(7,050)	(402.9)

T&D Solutions.  Excluding the effect of the restructuring, integration and impairment of goodwill and intangible assets T&D segment operating income was constant between 2014 and 2015.

Critical Power Solutions. The Critical Power segment operating income decreased $1.9 million during 2015 from 2014. This decrease from the lower sales volumes of the Critical Power business unit, resulting in a $1.5 million reduction of operating profit.

General Corporate Expense. Our general corporate expense consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the year ended December 31, 2015, our general corporate expense increased $1.1 million, or 47.1%, primarily due to increased headcount.

Non-Operating Expense

Interest Expense. For the year ended December 31, 2015, our interest expense was $0.7 million, as compared to approximately $0.6 million for the year ended December 31, 2014.  The net increase in our interest expense was due to higher average borrowings and the effect of currency translation on interest paid under our Canadian credit facilities during 2015, as compared to 2014. The aggregate outstanding balance of our total debt decreased by approximately $0.4 million during the year ended December 31, 2015.

Other Expense. For the year ended December 31, 2015, our non-operating other expense of $2.5 million consists primarily of professional fees and costs incurred in connection with acquisitions of $0.4 million and interest and penalties from the non-payment of payroll taxes of $1.5 million, as compared to $0.9 million during the prior year.

Provision for Income Taxes. Our provision reflects an effective tax rate on income (loss) before income taxes of 31% in 2015, as compared to 205% in 2014, as set forth below (dollars in thousands):

	Year Ended December 31,
	2015	2014	Variance
Income (loss) before taxes	$(8,583)	$255	$(8,838)
Provision (benefit) for income taxes	(2,702)	523	(3,225)
Effective income tax rate %	31%	205%	173.6%

Our effective tax rate in 2014 was driven primarily by non-deductible impairment charges of $1.4 million related to a write-down of goodwill and intangibles. Without the effect of this non-cash charge, our effective tax rate would have been 31.6% during the year ended December 31, 2014, which is comparable to our 2015 effective tax rate.

Net Income and Loss Per Share

We generated a net loss of $5.9 million for the year ended December 31, 2015, as compared to net loss of $0.3 million during the year ended December 31, 2014. In 2015, our net loss per basic and diluted share was $0.76, as compared to net loss of $0.04 during the year ended December 31, 2014.  Our net loss resulted primarily from an increase in operating expenses and restructuring charges in 2015 of $9.9 million.

LIQUIDITY AND CAPITAL RESOURCES

General. At December 31, 2015, we had cash and cash equivalents of approximately $0.6 million and total debt outstanding of $16.1 million, when including bank overdrafts. We have historically met our cash needs through a combination of cash flows from operating activities, bank borrowings under our revolving credit facilities and distributions between our U.S. and foreign subsidiaries. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities, funds generated from operations and cash available on hand should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided/Used by Operating Activities. Cash used by our operating activities was approximately $4.0 million during the year ended December 31, 2015, compared to cash provided by our operating activities of $0.1 million during the year ended December 31, 2014, primarily due to deferred taxes, restructuring and working capital changes.

Cash Used in Investing Activities. Cash used in investing activities during the year ended December 31, 2015 was approximately $3.4 million, as compared to $1.8 million during the year ended December 31, 2014.  During 2015, our cash used in investing activities included $2.1 million for business acquisitions. Additions to our property, plant and equipment in the ordinary course of business were approximately $1.1 million and $0.7 million, respectively, during the years ended December 31, 2015 and 2014.

Cash Provided by Financing Activities. Cash provided by our financing activities was $4.5 million during the year ended December 31, 2015, as compared to cash provided by our financing activities of approximately $5.7 million during the year ended December 31, 2014.  During 2015, borrowings under our revolving credit facilities increased by $3.1 million.

Working Capital.  As of December 31, 2015, we had negative working capital of $3.4 million, including $0.6 million of cash and equivalents, compared to net working capital of $9.7 million, including $3.8 million of cash and equivalents at December 31, 2014. Our current assets were approximately 0.9 times our current liabilities at December 31, 2015, as compared to 1.4 times at December 31, 2014. At December 31, 2015 and 2014, we had $2.6 million and $5.4 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Assessment of Liquidity.  At December 31, 2015, we had total debt of $16.1 million and $0.6 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions.

The financial statements included in this annual report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lender will remain available to us and will not need to be replaced. In addition, we did not duly pay and discharge our payroll tax obligations in a manner compliant with the covenant requirements of our U.S. Facilities.

Based on these determinations,  we began discussions with our lender and secured a waiver of defaults dated November 18, 2015 with respect to our U.S. credit agreement and our Canadian letter loan agreement, to suspend testing of the existing financial defaults until January 31, 2016 and to permit borrowings of up to $3.0 million by our Canadian subsidiary in order to provide financial support to our U.S. operations, subject to the satisfaction of new financial reporting requirements and other conditions. This waiver was subsequently extended to April 30, 2016, and the amount of borrowings increased up to $5.0 million by our Canadian subsidiary in order to provide financial assistance to our US operations.

On March 28, 2016 we entered into a committed term sheet to extend our credit facilities with the Bank of Montreal until July 31, 2017. This committed term sheet replaces the waiver that is to expire on April 30, 2016. This committed term sheet modifies our credit facilities as follows:

Canadian Credit Facilities

•

Revolving Demand Facility A shall not exceed $7.0 million CAD. The interest rate on Facility A is modified to Bank of Montreal’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.75% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars.

31

•

Facility B – quarterly principal repayments after April 30, 2016 were reduced to $47,000, with a balloon payment due on July 31, 2017. The interest rate on Facility B was modified to Bank of Montreal’s prime rate plus 1.25% per annum.

•

Facility C – quarterly principal repayments after June 30, 2016 were reduced to $36,000, with a balloon payment due on July 31, 2017. The interest rate on Facility C was modified to Bank of Montreal’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars. The committed term sheet removed the testing of funded debt to EBITDA.

United States Credit Facilities

•	Revolving Demand Facility A shall not exceed $14.0 million. Facility A continues to bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans.

•	Facility B – quarterly principal repayments beginning on March 31, 2016 are reduced to $31,250. The original amortization schedule will apply to all quarterly principal payments made after December 31, 2016, with no change in the original maturity date. Facility B will continue to bear interest, at our option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans.

Additionally, the committed term sheet adjusts the financial covenants testing so that testing will be performed on the consolidated financial statements. The financial covenants will be changed to a minimum working capital ratio, EBITDA level and effective tangible net worth level.

A formal amendment of the credit agreement is expected to be executed during the second quarter of 2016, with terms that will be consistent with those agreed upon in the committed term sheet. With the execution of the amendment to the credit agreement, portions of the credit facilities will be classified as long term indebtedness.

On December 23, 2015, the Company provided an update on its restructuring efforts, which are designed to create at least $2.5 million in annualized expense reductions by rationalizing the Company’s infrastructure.

•

 Low voltage production of the Company’s Bemag division, located in Farnham, Quebec, was successfully relocated to the Company’s facility in Reynosa, Mexico, with a portion of that production also transitioned to a manufacturing partner in India. This project was completed on October 31, 2015, approximately two months ahead of schedule. Total labor savings at Bemag from this relocation, before the expected benefit of lower manufacturing costs in Mexico and India, approximate $1.3 million annually.

•	At the end of November, the Company instituted select staff cuts at each of its U.S. business units, representing expected annual cost savings of approximately $750,000.

•

The consolidation of the operations of Pacific Power, acquired in August 2015, into the Company’s existing facility in Southern California, is expected to be completed by March 31, 2016 three months behind schedule due to several large, time critical orders which were awarded after the acquisition date.

•	The consolidation of the Titan headquarters’ facility into the Company’s existing Minneapolis location was completed during the first week of January 2016.

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

Our Canadian Facilities originally provided for up to $22.0 million Canadian dollars (“CAD”) (approximately $15.9 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion, and a $10.0 million CAD term credit facility (“Facility C”) that financed a business acquisition and the purchase and expansion of its manufacturing facilities.

The Canadian Facilities require us to comply on a consolidated Canadian basis with various financial covenants, including maintaining a minimum fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and a limitation on funded debt as a percent of capitalization. The binding commitment replaces the financial covenants described above with testing to be performed on the consolidated financial statements. The financial covenants were changed to a working capital ratio, EBITDA level and effective tangible net worth level.

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

Borrowings under Facility C are repayable according to a five year principal amortization schedule and bear interest at the following rates: if the funded debt to EBITDA ratio is equal to or greater than 2.00, Bank of Montreal’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars; or, if the funded debt to EBITDA ratio is less than 2.00, Bank of Montreal ’s prime rate plus 1.00% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.00% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars. In addition, Facility C is subject to a standby fee which is calculated monthly using the unused portion of the facility at either 0.625% per annum if the funded debt to EBITDA ratio is equal to or greater than 2.00 or 0.5625% per annum if the funded debt to EBITDA ratio is less than 2.00.

The committed term sheet executed on March 28, 2016 modifies our credit facilities. All financial covenant defaults are waived through April 30, 2016.

As of December 31, 2015, we had approximately $1.7 million in U.S. dollar equivalents outstanding under our Canadian Facilities Our borrowings consisted of approximately $0.5 million outstanding under Facility A, $0.4 million outstanding under Facility B and $0.8 million outstanding under Facility C.

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

United States Credit Facilities

On December 2, 2014, the U.S. Facilities were amended in order to provide a $5.0 million term loan facility (Facility B) that was used for the acquisition of Titan. The term loan facility has principal repayments becoming due on a five year amortization schedule. On March 28, 2016, we executed a binding commitment with the Bank of Montreal to modify this facility to reduce the principal payments during calendar year 2016.

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

Borrowings under the demand revolving credit facility (Facility A) bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Borrowings under the term loan facility (Facility B) bear interest, at our option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans.

Our obligations under the U.S. Facilities are guaranteed by all our wholly-owned U.S. subsidiaries. In addition, we and our wholly-owned U.S. subsidiaries granted a security interest in substantially all of our assets, including 65% of the shares of Pioneer Electrogroup Canada Inc. held by us, to secure our obligations for borrowed money under the U.S. Facilities.

The committed term sheet executed on March 28, 2016 modifies our credit facilities. All financial covenant defaults are waived through April 30, 2016.

As of December 31, 2015, we had approximately $14.1 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $9.4 million outstanding under Facility A, and $4.7 million outstanding under Facility B.

Nexus Promissory Note

On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. In December 2013, we elected to make a $250,000 advance payment against the Nexus Promissory Note. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. During the fourth quarter of 2013, we prepaid $250,000 of the term loan and as of December 31, 2015 and 2014, there was approximately $0.3 million and $0.6 million outstanding, respectively.

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

Titan Notes Payable

In connection with the acquisition of Titan, we assumed obligations to repay the remaining holders of unsecured notes. As of December 31, 2015 these notes were fully repaid.

Capital Lease Obligations

As of December 31, 2015 and 2014, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $1.1 million during the year ended December 31, 2015, as compared to $0.7 million during the year ended December 31, 2014.

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

New Accounting Pronouncements

The information required by this Item is provided in “Note 2. Summary of Significant Accounting Policies” to our audited financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

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

In May 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities should apply the amendments in this update retrospectively to all periods presented. As the Company measures certain defined benefit plan assets using the NAV practicable expedient, upon adoption of ASU 2015-07, the fair value of these plan assets will be removed from the fair value hierarchy in all periods presented in the Company’s Consolidated Financial Statements. The Company will continue to disclose information on these investments for which fair value is measured at NAV as a practical expedient.

In September 2015, the FASB issued ASU No. 2015-16 Business Combinations (Topic 805). This ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The ASU is applied prospectively to adjustments to provisional amounts that occur after the effective date. That is, the ASU applies to open measurement periods, regardless of the acquisition date. The Company is currently assessing the impact that adopting this new accounting guidance will have, if any, on its consolidated financial statements and footnotes disclosures.

In November 2015, the FASB issued No. 2015-17, Income Taxes (Topic 740), which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU No. 2015-17. ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. A reporting entity may apply the provisions of ASU No. 2015-17 prospectively or retrospectively to all prior periods presented in the financial statements. The Company retrospectively adopted ASU No. 2015-17 in 2015 and has reflected the impact in the current and prior years in its statement of financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU 2016-02.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. This ASU establishes accounting guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU 2014-2015.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Pioneer Power Solutions, Inc.

Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc., as of December 31, 2015 and 2014 and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years ended in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Power Solutions, Inc., at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, NY

March 31, 2016

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2015	2014

Revenues	$106,522	$92,191
Cost of goods sold	85,417	74,022
Gross profit	21,105	18,169
Operating expenses
Selling, general and administrative	21,194	15,222
Restructuring, integration and impairment	5,577	1,402
Foreign exchange gain	(366)	(205)
Total operating expenses	26,405	16,419
Operating (loss) income	(5,300)	1,750
Interest expense	748	582
Other expense	2,535	913
Income (loss) before taxes	(8,583)	255
Income tax (benefit) expense	(2,702)	523
Net loss	$(5,881)	$(268)

Net loss per common share:
Basic	(0.76)	(0.04)
Diluted	(0.76)	(0.04)

Weighted average common shares outstanding:
Basic	7,746	7,185
Diluted	7,746	7,185

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	For the Years Ended December 31,
	2015	2014
Net loss	$(5,881)	$(268)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,468)	(1,698)
Amortization of net prior service costs and net actuarial losses, net of tax	124	(198)
Other comprehensive loss	(2,344)	(1,896)
Comprehensive loss	$(8,225)	$(2,164)

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$648	$3,832
Accounts receivable, net	14,223	13,101
Inventories, net	17,663	14,429
Income taxes receivable	576	474
Prepaid expenses and other current asets	1,759	1,671
Total current assets	34,869	33,507
Property, plant and equipment, net	7,349	11,195
Deferred income taxes	3,642	7,596
Other assets	1,055	1,143
Intangible assets, net	9,956	9,791
Goodwill	10,068	9,606
Total assets	$66,939	$72,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdrafts	$1,923	$-
Revolving credit facilities	9,874	6,860
Accounts payable and accrued liabilities	20,030	14,396
Current maturities of long-term debt and capital lease obligations	6,244	2,483
Income taxes payable	237	523
Total current liabilities	38,308	24,262
Long-term debt, net of current maturities	21	9,539
Pension deficit	63	351
Other long-term liability	372	-
Noncurrent deferred income taxes	781	7,852
Total liabilities	39,545	42,004
Stockholders' equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.001; 30,000,000 shares authorized; 8,699,712 and 7,405,962 shares issued and outstanding, respectively	9	7
Additional paid-in-capital	23,153	18,370
Accumulated other comprehensive loss	(5,669)	(3,325)
Retained earnings	9,901	15,782
Total stockholders' equity	27,394	30,834
Total liabilities and stockholders' equity	$66,939	$72,838

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014
Operating activities
Net loss	$(5,881)	$(268)
Depreciation	1,342	1,283
Amortization of intangible assets	1,817	318
Amortization of deferred financing costs	128	120
Deferred tax expense (income)	(3,121)	461
Gain on repurchase of notes	(150)	-
Accrued pension	(127)	51
Stock-based compensation	231	226
Impairments of fixed assets	2,581	-
Loss on sale of fixed assets	41	-
Intangible asset impairment	428	231
Imputed interest expenses	31	-
Foreign currency remeasurement gain (loss)	(32)	(255)
Goodwill impairment	-	1,171
Changes in current operating assets and liabilities:
Accounts receivable	(2,207)	(1,322)
Inventories	(4,840)	(1,634)
Prepaid expenses and other assets	(175)	(251)
Income taxes	(285)	(1,318)
Accounts payable and accrued liabilities	6,256	1,282
Net cash (used in) provided by operating activities	(3,963)	95

Investing activities
Additions to property, plant and equipment	(1,052)	(723)
Business acquisitions, net of cash acquired	(2,106)	(884)
Note receivable	(243)	(206)
Net cash used in investing activities	(3,401)	(1,813)

Financing activities
Increase in bank overdrafts	1,923	-
Increase (decrease) in revolving credit facilities	3,139	6,139
Increase in long-term debt	-	5,000
Repayment of long-term debt	(5,035)	(3,881)
Payment of deferred financing costs	(61)	(85)
Net proceeds from issuance of common stock	4,553	(15)
Repayment of financing obligation	-	(1,435)
Net cash provided by financing activities	4,519	5,723

(Decrease) increase in cash and cash equivalents	(2,845)	4,005
Effect of foreign exchange on cash and cash equivalents	(339)	(598)

Cash and cash equivalents, beginning of year	3,832	425
Cash and cash equivalents, end of year	$648	$3,832

Supplemental cash flow information:
Interest paid	$606	$478
Income taxes paid, net of refunds	435	1,378
Issuance of common stock for acquisition of business	-	1,005
Issuance of common stock for repurchase of notes	-	990
Non-cash investing activities:
Forgiveness of indebtedness due to purchaser	609	-

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Capital	Earnings	Income (Loss)	(Deficit)
Balance - January 1, 2014	7,172,255	$7	$16,164	$16,050	$(1,429)	$30,792
Net loss	-	-	-	(268)	-	(268)
Stock-based compensation	-	-	226	-	-	226
Foreign currency translation adjustment	-	-	-	-	(1,698)	(1,698)
Pension adjustment, net of taxes	-	-	-	-	(198)	(198)
Other, net	-	-	(15)	-	-	(15)
Issuance of common stock	233,707	-	1,995	-	-	1,995
Balance - December 31, 2014	7,405,962	$7	$18,370	$15,782	$(3,325)	$30,834
Net loss	-	-	-	(5,881)	-	(5,881)
Stock-based compensation	-	-	231	-	-	231
Foreign currency translation adjustment	-	-	-	-	(2,468)	(2,468)
Pension adjustment, net of taxes	-	-	-	-	124	124
Issuance of common stock in connection with a public offering at $4.00 per share, net of issuance cost	1,293,750	2	4,552	-	-	4,554
Balance - December 31, 2015	8,699,712	$9	$23,153	$9,901	$(5,669)	$27,394

The accompanying notes are an integral part of these consolidated financial statements

1. BASIS OF PRESENTAION

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

Acquisitions

On December 2, 2014, the Company acquired voting control of Titan Energy Worldwide, Inc. (“Titan”), a Minneapolis-based provider of sales and service for commercial and industrial-scale onsite power systems, including generators and associated switching equipment. On December 31, 2014, a subsidiary of the Company completed a short form merger with Titan Energy Worldwide, Inc. that resulted in 100% ownership by the Company.  See Note 3 – Acquisitions.

On January 16, 2015, the Company acquired substantially all the assets of Harmonics Holdings Inc. (doing business as "Harmonics Limited" or "Harmonics"), a New Haven, Connecticut based specialty provider of equipment that incorporates a patented technology for the elimination of harmonic currents in power distribution systems. See Note 3 – Acquisitions.

On August 1, 2015, the Company acquired substantially all of the assets of Pacific Power Systems Integration, Inc., a Santa Fe Springs, California based manufacturer of custom electrical power distribution and control equipment, with a specific emphasis on low voltage draw-out, metal-enclosed and metal-clad switchgear. See Note 3 – Acquisitions.

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

In September 2015, the Company completed a public offering and issued 1,125,000 shares of its common stock at a gross sales price of $4.00 per share, resulting in $3.9 million in net proceeds after deducting the underwriting discount and costs directly attributable to the offering. Subsequent to the end of the third quarter, on October 5, 2015, the underwriters exercised their over-allotment option to purchase an additional 168,750 shares from the Company at the public offering price of $4.00 per share, resulting in an additional $0.6 million in net proceeds after deducting the underwriting discount.

Segments

In determining operating and reportable segments in accordance with ASC 280, Segment Reporting (“ASC 280”), the Company concluded that it has two reportable segments, which are also our operating segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions.  Financial information about the Company’s segments is presented in Note 16 – Business Segment, Geographic and Customer Information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For the year ended December 31, 2014, the Company identified certain immaterial errors that originated from the first, second and third quarters of 2014. These errors, all of which related to Cost of Goods Sold, were corrected for in the fourth quarter of 2014. The errors aggregated $0.9 million, of which the most significant item was a $0.5 million adjustment related to an invoice for a purchase order that was returned to the vendor for correction, and was not recorded into accrued accounts payable as of September 30, 2014. The remaining $0.4 million of pretax adjustments were attributable to incorrect standard costs being applied in the inventory system at the Company’s Bemag Transformer reporting unit. The cumulative effect of these errors was that gross profit, operating income and income (loss) before income taxes during the fourth quarter of 2014 were negatively impacted by $0.9 million, and the Company’s net income was reduced by $0.6 million, net of income taxes at statutory rates. Management evaluated these items in relation to the current period in which they were corrected, as well as the periods in which they originated, and concluded that such items are immaterial to the quarterly and annual financial statements.

For the year ended December 31, 2015, although payroll taxes were being correctly recorded, the Company determined that it had not been filing payroll tax reports and remitting payments to the appropriate tax authorities for the period of January 1, 2014 through September 30, 2015. Upon making this determination, the Company completed and filed all delinquent payroll tax reports for the periods in question. As of December 31 2015, we are delinquent in payment of $3.9 million in federal payroll taxes, and have accrued estimated penalties and interest thereon of approximately $1.3 million and $0.2 million, respectively. As of the date of this filing, we have filed all required federal payroll tax returns, are timely in payment of taxes since October 2015 payroll periods, and have submitted a request to the Internal Revenue Service for the abatement of all penalties. In addition, we have submitted an application to the Internal Revenue Service to enable us to pay the delinquent payroll taxes over an extended period. We cannot assure you that the Internal Revenue Service will accept our request for the abatement of penalties, and our application for installment payments. As of January 1, 2016, the Company has engaged ADP to process payroll and payroll tax reports on a timely basis. The Company analyzed the amount of penalties and interest that would have been accrued in each reporting period had the compliance failure been known, and determined that the amounts were not material to any one reporting period’s results or the cumulative adjustment recorded in the year ending December 31, 2015.

On March 28, 2016 we entered into a committed term sheet to extend our credit facilities with the Bank of Montreal until July 31, 2017. This committed term sheet replaces the waiver that is to expire on April 30, 2016. This committed term sheet modifies our credit facilities as follows:

Canadian Credit Facilities

•	Revolving Demand Facility A shall not exceed $7.0 million CAD. The interest rate on Facility A is modified to Bank of Montreal’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.75% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars.
•	Facility B – quarterly principal repayments after April 30, 2016 were reduced to $47,000, with a balloon payment due on July 31, 2017. The interest rate on Facility B was modified to Bank of Montreal’s prime rate plus 1.25% per annum.
•	Facility C – quarterly principal repayments after June 30, 2016 were reduced to $36,000, with a balloon payment due on July 31, 2017. The interest rate on Facility C was modified to Bank of Montreal’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars. The committed term sheet removed the testing of funded debt to EBITDA.

United States Credit Facilities

•	Revolving Demand Facility A shall not exceed $14.0 million. Facility A continues to bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans.
•	Facility B – quarterly principal repayments beginning on March 31, 2016 are reduced to $31,250. The original amortization schedule will apply to all quarterly principal payments made after December 31, 2016, with no change in the original maturity date. Facility B will continue to bear interest, at our option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans.

Additionally, the committed term sheet adjusts the financial covenants testing so that testing will be performed on the consolidated financial statements. The financial covenants will be changed to a minimum working capital ratio, EBITDA level and effective tangible net worth level. All financial covenant defaults are waived through April 30, 2016.

A formal amendment of the credit agreement is expected to be executed during the second quarter of 2016, with terms that will be consistent with those agreed upon in the committed term sheet. With the execution of the amendment to the credit agreement, portions of the credit facilities will be classified as long term indebtedness.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include allowance for doubtful accounts receivable, inventory provision, useful lives and impairment of long-lived assets, income tax provision, goodwill impairment, cost of pension benefits and estimates related to purchase price allocation.

Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Revenue Recognition

Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery occurs, (3) the sales price is fixed or determinable, (4) collectability is reasonably assured and (5) customer acceptance criteria, if any, has been successfully demonstrated. Revenue is recognized on the sale of goods, when the significant risks and rewards of ownership have been transferred to the buyer upon delivery, provided that the Company maintains neither managerial involvement to the degree usually associated with ownership, nor effective control over the goods sold. There are no further obligations on the part of the Company subsequent to revenue recognition, except when customers have the right of return or when the Company warrants the product. The Company records a provision for future returns, based on historical experience at the time of shipment of products to customers. The Company warrants some of its products against defects in design, materials and workmanship for periods ranging primarily from one to ten years depending on the model. The Company records a provision for estimated future warranty costs based on the historical relationship of warranty claims to sales at the time of shipment of products to customers. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve for actual experience.

Service revenue primarily consists of preventative maintenance and monitoring services, as well as the provision of after-market support related to equipment sales and project commissioning service revenue. Revenues from these services are recognized when the service is performed and the customer has accepted the work.

Cost of Goods Sold

Cost of goods sold for the T&D Solutions and Critical Power Solutions segments primarily includes charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and utilities related to production facilities and, where appropriate, an allocation of overhead.  Cost of goods sold for Critical Power Solutions also includes indirect labor and infrastructure cost related to the provision of field services.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which are periodically adjusted to market rates. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, demand deposits and investments with an original maturity at the date of purchase of three months or less.

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written off when it receives them. Management considers the Company’s allowance for doubtful accounts, which was $0.6 million and $0.6 million as of December 31, 2015 and 2014, respectively, sufficient to cover any exposure to loss in its accounts receivable.

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

Long-lived assets and finite life intangible assets are reviewed for impairment whenever events or circumstances have occurred that indicate the remaining useful life of the asset may warrant revision or that the remaining balance of the asset may not be recoverable. Upon indications of impairment, or in the normal course of annual testing, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The measurement of possible impairment is generally estimated by the ability to recover the balance of an asset group from its expected future operating cash flows on an undiscounted basis. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value thereof. Determining asset groups and underlying cash flows requires the use of significant judgment. In 2015, due to relocation of Bemag, the Company recorded an impairment charge of $261 for customer relationships. No impairment was recorded in 2014.

Goodwill and Indefinite Life Intangible Assets

Goodwill was generated through the acquisitions made by the Company between 2010 and 2015.  As the total consideration paid exceeded the value of the net assets acquired, the Company recorded goodwill for each of the completed acquisitions.  At the date of acquisition, the Company performed a valuation to determine the value of the intangible assets, and the allocation of the purchase price to the assets and liabilities acquired.  The goodwill is attributable to synergies and economies of scale provided to us by the acquired entity.

The Company tests its goodwill and indefinite-lived intangible asset for impairment at least annually  and whenever events or circumstances change that indicate impairment may have occurred. In 2015, the Company changed its annual testing date from December 31 to October 1. The Company believes this change in the method of applying an accounting principle is preferable, as it allows for a more robust fair value assessment. This change in annual testing date does not delay, accelerate, or avoid an impairment charge. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of its segments; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible asset and the Company’s consolidated financial results. The company recorded an impairment charge of $143 for technology related industry accreditation and $1.4 million for goodwill in 2015 and 2014, respectively.

Reportable segments are defined in Note 1 Basis of Presentation.

The Company tests its goodwill for impairment at the reporting unit level, which is an operating segment or a segment that is one level below its operating segments.  An operating segment is defined by ASC 280-10-50 as a component of an enterprise that earns revenue and incurs expenses, of which discrete financial information is available. During the second quarter of 2015, the Company began evaluating improvement strategies to reorganize, simplify and cut costs from operations through closer business integration which reduced the number of reporting units to four in 2015, while the 2014 operations had nine reporting units. The goodwill has been assigned to the reporting unit to which the value relates. Three of the Company's four reporting units have goodwill. The Company tests goodwill by estimating the fair value of the reporting unit using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis. A quantitative analysis is used to determine an estimated fair value representing the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value of each reporting unit is derived using a discounted cash flow method based on market and reporting unit-specific assumptions, including estimated future revenues and expenses, weighted average cost of capital, capital expenditures, the useful life over which cash flows will occur and other assumptions which are considered reasonable and inherent in discounted cash flow analysis. A qualitative analysis is performed by assessing certain trends and factors, including projected market  outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment.

Indefinite life intangible assets consist primarily of trademarks. The fair value of these assets are determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability.

The Company’s 2015 quantitative impairment test identified no impairment of goodwill or indefinite life intangibles. During the Company's 2014 annual impairment tests of goodwill and indefinite-lived intangible assets, management identified potential impairment. The Company's management then determined that, by use of quantitative methods for testing, the Bemag Transformer Inc. (“Bemag”) business unit assets were impaired and recognized an impairment charge of approximately $1.2 million related to goodwill and $0.2 million related to definite-lived  intangible assets as the carrying value of the Bemag business unit was in excess of its fair value. See Note 8 ‒ Goodwill and Other Intangible Assets for further information.

Foreign Currency Translation

The functional currency for the Companies foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the U.S. dollar have been translated into U.S. dollars. All assets and liabilities of foreign operations are translated into U.S. dollars using year-end exchange rates, and all revenues and expenses are translated at weighted average rates during the respective period. The U.S. dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in earnings.

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax assets recorded as of December 31, 2015 and 2014, is realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s judgments and tax filings are subject to audit by various taxing authorities.

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

Income tax related interest and penalties are grouped with interest expense on the consolidated statement of operations.

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

Additionally, ASC 740 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws.  See Note 14 ‒ Income Taxes.

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

Employee Benefit Plan

The Company sponsors a defined benefit plan as described in Note 15 ‒ Pension Plan. The cost of pension benefits earned by employees is actuarially determined using the accumulated benefit method and a discount rate, used to measure interest cost on the accrued employee future benefit obligation, based on market interest rates on high-quality debt instruments with maturities that match the timing and benefits expected to be paid by the plan. Plan assets are valued using current market values and the expected return on plan assets is based on the net asset value of the plan assets. The costs that relate to employee current service are charged to income annually.

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

Inventories

Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) or weighted-average methods and include the cost of materials, labor and manufacturing overhead. The Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or market. The Company estimates are based on market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory. See Note 6.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. (see Note 17 ‒ Basic and Diluted Net Income (Loss) Per Share).

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

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which are periodically adjusted to market rates. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value.

Reclassification of Long-Term Debt

The financial statements included in this annual report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lender will remain available to us and will not need to be replaced. In addition, we did not duly pay and discharge our payroll tax obligations in a manner compliant with the covenant requirements of our U.S. Facilities. (see Note 5 – Other Expense).

Based on these determinations,  we began discussions with our lender and secured a waiver of defaults dated November 18, 2015 with respect to our U.S. credit agreement and our Canadian letter loan agreement, to suspend testing of the existing financial defaults until January 31, 2016 and to permit borrowings of up to $3.0 million by our Canadian subsidiary in order to provide financial support to our U.S. operations, subject to the satisfaction of new financial reporting requirements and other conditions. This waiver was subsequently extended to April 30, 2016, and the amount of borrowings increased up to $5.0 million by our Canadian subsidiary in order to provide financial assistance to our US operations. As a result of this noncompliance and expected future noncompliance with existing covenant requirements through March 31, 2017, all outstanding long-term debt with the lender will be classified as a current liability.

On March 28, 2016 we executed a committed term sheet for a formal extension of our credit facilities from the Bank for Montreal to July 31, 2017. A formal amendment of the credit agreement is expected to be executed during the second quarter of 2016, with terms that will be consistent with those agreed upon in the committed term sheet. With the execution of the amendment to the credit agreement, portions of the credit facilities will be classified as long term indebtedness. This committed term sheet contains revised covenants and funding amounts that finance our cash requirements for anticipated operating activities, restructuring and integration plans, capital improvements and scheduled principal repayments of long-term debt.

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

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In May 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities should apply the amendments in this update retrospectively to all periods presented. As the Company measures certain defined benefit plan assets using the NAV practicable expedient, upon adoption of ASU 2015-07, the fair value of these plan assets will be removed from the fair value hierarchy in all periods presented in the Company’s Consolidated Financial Statements. The Company will continue to disclose information on these investments for which fair value is measured at NAV as a practical expedient.

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

Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued No. 2015-17, Income Taxes (Topic 740), which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU No. 2015-17. ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. A reporting entity may apply the provisions of ASU No. 2015-17 prospectively or retrospectively to all prior periods presented in the financial statements. The Company retrospectively adopted ASU No. 2015-17 in 2015 and has reflected the impact in the current and prior years in its statement of financial position.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU 2016-02.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. This ASU establishes accounting guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU 2014-15.

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
		$5,173

Each of the acquired businesses has been included in the Company’s results of operations since the date of its respective closing.

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

The following table summarizes the consideration paid for the Titan acquisition and presents the allocation of the amount to the net tangible and identifiable intangible assets based on their estimated fair values as of December 2, 2014 (in thousands):

Titan Acquisition
Purchase Price
Cash consideration	$953
Common stock consideration	1,005
$1,958

Purchase Price Allocation
Current assets, including cash and cash equivalents of $0.1 million	$3,721
Property, plant and equipment	410
Identifiable intangible assets	5,147
Goodwill	2,969
Total assets acquired	12,247
Current liabilities	(7,131)
Notes payable	(3,158)
Net assets acquired	$1,958

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

The Company reports Titan results of operations in the Critical Power segment for the years ended December 31, 2014 and 2015.

The major classes of intangible assets arising from the acquisition of Titan, their respective amortization periods, and the amount of amortization expense recognized during the year ended December 31, 2015 (in thousands):

	Weighted Average Amortization Years	2014 Acquisition
Acquired Intangible Assets
Customer relationships	4	$4,320
Distributor territory license	4	474
Internally developed software	7	289
Trade names	1	64
		$5,147

Amortization expense recorded during the year ended December 31, 2015		$1,304

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

On August 1, 2015, the Company, through its Pioneer Custom Electrical Products Corp. subsidiary, acquired substantially all the assets comprising the business of Pacific Power Systems Integration, Inc. (“Pacific”). Located in Santa Fe Springs, California, Pacific is a manufacturer of low and medium voltage switchgear, primarily serving customers in the oil refining, mass transit and utility sectors. The transaction was accounted for under the purchase method of accounting and the Company funded the cash consideration for the acquisition with debt drawn under one of the Company’s revolving credit facilities.

The following table summarizes the consideration paid for the Harmonics and Pacific acquisitions and presents the allocation of the amount to the net tangible and identifiable intangible assets based on their estimated fair values as of January 16, 2015 and August 1, 2015, respectively (in thousands):

	Harmonics Acquisition	Pacific Acquisition
Purchase Price
Cash consideration	$93	$2,013
Forgiveness of trade payables and indebtedness due to purchaser	609	-
Deferred payments due to seller	341	-
	$1,043	$2,013

Purchase Price Allocation
Current assets	$21	$18
Property, plant and equipment	4	147
Intangible assets	995	1,500
Goodwill	23	348
Total assets acquired	1,043	2,013
Current liabilities	-	-
Net assets acquired	$1,043	$2,013

As of December 31, 2015, the company has finalized the purchase price allocation for Harmonics, while the Pacific allocation presented above is preliminary.

The acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices exceeded the net tangible asset values, and reflects the future net income and cash flow potential of the acquired businesses.

The major classes of intangible assets arising from the acquisition of Harmonics and Pacific, their respective amortization periods, and the amount of amortization expense recognized during the year ended December 31, 2015 (in thousands):

	Weighted Average Amortization Years	Harmonics Acquisition
Acquired Intangible Assets
Customer relationships	10	$319
Non-compete agreements	5	75
Developed technology	10	492
Trademark	Indefinite	26
Technology-related industry accreditations	Indefinite	83

		$995

Amortization expense recorded during the year ended December 31, 2015		$99

	Weighted Average Amortization Years	Pacific Acquisition
Acquired Intangible Assets
Customer relationships	7	$400
Non-compete agreements	7	100
Technology-related industry accreditations	Indefinite	1,000

		$1,500

Amortization expense recorded during the year ended December 31, 2015		$30

The Company incurred approximately $13 of transaction costs related to the Harmonics acquisition, and $43 related to the Pacific acquisition, during the year ended December 31, 2015 that are reflected in the Company’s statement of operations as a period expense.

The Company reports Harmonics and Pacific results of operations in the T&D Solutions segment for the year ended December 31, 2015.

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

The following is a summary of the components of restructuring, integration and impairment expenses, before taxes, during the year ended December 31, 2015 (in thousands):

	T&D	Critical Power
Year Ended December 31, 2015	Segment	Segment	Total
Employee severance and related costs	$564	$-	$564
Lease termination and other facility costs	168	80	248
Business integration expenses	1,565	5	1,570
Asset impairments	2,792	-	2,792
Other costs	403	-	403
Pre-tax restructuring, integration and impairment expense	$5,492	$85	$5,577

Employee severance and related costs consists of retention pay and severance benefits. Lease termination and other facility costs include contract termination and exit costs. Business integration expenses include inventory obsolescence as a result of product line integration, travel, and third-party information technology costs. Asset impairments includes the write-down of the Company’s Canadian dry-type transformer facility, excess machinery and equipment held for sale in preparation for the plant consolidations, and certain intangible assets associated with products the Company no longer expects to continue to produce and sell. Other costs consist primarily of legal expenses incurred in connection with implementing the restructuring plan.

Charges associated with each action were included in restructuring, integration and impairment expenses in our consolidated operating statement, and reflected in our table of Operating Income (Loss) by segment group in Note 13 – Business Segment and Geographic Information.

The components and changes in the Company’s restructuring liability were as follows:

	Severance and Related	Product Line Harmonization	Facility Closure and Exit Costs	Asset Write- downs	Total
Restructuring liability as of December 31, 2014	$-	$-	$-	$-	$-
Restructuring, integration and impairment expense	565	64	1,395	3,553	5,577
Cash paid	(120)	(21)	(1,327)	-	(1,468)
Non-cash	-	-	-	(3,553)	(3,553)
Foreign currency translation	-	-	23	-	23
Restructuring liability as of December 31, 2015	$445	$43	$91	$-	$579

5. OTHER EXPENSE

Other expense in the consolidated statements of operations during the year ended December 31, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Accrued interest, penalties and extraordinary expense	$1,546	$-
Acquisition transaction and other expenses	1,139	913
Gain on cancellation of Titan notes payable	(150)	-
Other expense	$2,535	$913

During 2015, the Company recognized a charge of approximately $1.5 million representing estimated accrued interest and potential penalties for failure to timely file employer’s federal payroll tax returns and make required payments thereon for all payroll periods beginning on and after January 1, 2014.  Immediately upon discovery of the delinquency in October 2015, the Company contacted the Internal Revenue Service (“IRS”) which confirmed that no delinquency notices had been sent, nor were there any collection proceedings underway. In November 2015, the Company filed all past due payroll tax returns with the IRS and became timely in the remittance of its current period payroll tax obligations.

The Company intends to pay the interest portion of the assessment when a definitive statement is received from the IRS. Due to the circumstances that led to the failure to file and make payments, the Company has submitted a request to the IRS for the penalties to be abated. To the extent its request may be accepted, then any penalties that have been recognized and subsequently overturned will be reflected in the Company’s other expense in its consolidated statements of operations.

The Company analyzed the amount of penalties and interest that would have been accrued in each reporting period had the compliance failure been known, and determined that the amounts were not material to any one reporting period’s results or year ending December 31, 2015.

6. INVENTORIES

The components of inventories are summarized below (in thousands):

	December 31,
	2015	2014
Raw materials	$7,115	$5,844
Work in process	3,918	3,496
Finished goods	7,134	5,567
Provision for excess and obsolete inventory	(504)	(478)
Total inventories	$17,663	$14,429

Included in raw materials and finished goods are goods in transit of approximately $2.1 million in 2015 and $0.1 million in 2014. Additionally, $0.8 million of inventory was written off due to restructuring.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below (in thousands ):

	December 31,
	2015	2014
Land	$45	$97
Buildings	2,224	3,642
Machinery and equipment	9,143	12,501
Furniture and fixtures	416	257
Computer hardware and software	1,334	1,604
Leasehold improvements	271	163
Construction in progress	375	175
	13,808	18,439
Less: Accumulated depreciation	(6,459)	(7,244)
Total property, plant and equipment, net	$7,349	$11,195

Depreciation expense was $1.3 million in 2015 and $1.3 million in 2014.

Additionally, $2.4 million of property, plant and equipment was written off due to restructuring.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested at the reporting unit level annually and if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In 2015, the Company changed its annual testing date from December 31 to October 1. The Company believes this change in the method of applying an accounting principle is preferable, as it will alleviate the resource constraints that historically existed during the fourth quarter. This change in annual testing date does not delay, accelerate, or avoid an impairment charge.

We tested goodwill for impairment using a quantitative analysis consisting of a two-step approach. The first step of our quantitative analysis consists of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology. If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit. The calculation of the impairment loss in step two would be equivalent to the reporting unit's carrying value of goodwill less the implied fair value of such goodwill.

In 2014, the Company’s annual impairment test resulted in an assessment that the carrying value of its Bemag reporting unit exceeded its fair value. As a result, the Company recorded a non-cash impairment charge of $1.4 million, of which $1.2 million related to goodwill and $0.2 million related to certain finite-lived intangible assets. These charges were assessed and recorded in goodwill impairment expense and intangible asset impairment expense on the consolidated statements of operations on December 31, 2014 in the Company’s T&D Solutions segment. As of December 31, 2014, the remaining carrying value of intangible assets in the Bemag reporting unit was $0.8 million, consisting of intangible assets including customer relationships, trademarks, certain industry accreditations and a non-compete agreement. As a result of the Company’s decision to gradually discontinue using the reporting unit’s trademarks in favor of “Pioneer Transformers,” the Company will begin amortizing the trademark asset, valued at approximately $0.2 million, on a straight-line basis over a period of two years.

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

In 2015, due to relocation of Bemag, the company recorded an impairment charge of $404, consisting of $261 and $143 for customer relationship and technology-related industry accreditations, respectively. During the planning of the relocation of the Bemag production to Reynosa, the following was determined: 1- the product offering would be built to the specifications of the Jefferson UL/CSA files, rendering Bemag’s files impaired; and 2 – the move to Reynosa would have an adverse impact on the customers being serviced by Bemag, due to the increase in shipping time from Reynosa versus the shipping time from Farnham, QC. This increase in shipping time would cause customers to order from competitors. Thus, the customer relationships were viewed as impaired and written off.

Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2015 and 2014 are as follows:

	T&D	Critical Power	Total
	Segment	Segment	Goodwill
Balance as of January 1, 2014	$7,300	$698	$7,998
Additions due to acquisition	-	2,879	2,879
Impairment charges	(1,171)	-	(1,171)
Foreign currency translation	(100)	-	(100)
Balance as of December 31, 2014	$6,029	$3,577	$9,606
Additions due to acquisition	371	-	371
Adjustments	-	91	91
Foreign currency translation	-	-	-
Balance as of December 31, 2015	$6,400	$3,668	$10,068

Changes in intangible asset balances for the years ended December 31, 2015 and 2014 consisted of the following (in thousands):

	T&D	Critical Power	Total
	Solutions	Solutions	Intangible
	Segment	Segment	Assets
Balance as of January 1, 2014	$4,966	$319	$5,285
Additions due to acquisition	-	5,147	5,147
Amortization	(256)	(62)	(318)
Impairment charges	(231)	-	(231)
Foreign currency translation	(92)	-	(92)
Balance as of December 31, 2014	$4,386	$5,405	$9,791
Additions due to acquisition	2,386	-	2,386
Amortization	(454)	(1,365)	(1,819)
Impairment charges	(404)	-	(404)
Foreign currency translation	2	-	2
Balance as of December 31, 2015	$5,916	$4,040	$9,956

The components of intangible assets at December 31, 2015 are summarized below (in thousands):

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Foreign Currency Translation	Net Book Value
Customer relationships	7	$7,472	$(2,350)	$(261)	$-	$4,861
Non-compete agreements	5	635	(286)	-	3	352
Trademarks	(a)	2,060	(161)	-	7	1,906
Distributor territory license	4	474	(41)	-	-	355
Internally developed software	7	289	(53)	-	-	248
Developed technology	10	492	(53)	-	-	439
Technology-related industry accreditations	Indefinite	1,937	-	(143)	1	1,795
Total intangible assets		$13,359	$(3,010)	$(404)	$11	$9,956

(a)	Includes $1.8 million of trademarks with an indefinite useful life, and $0.3 million of trademarks that will be fully amortized by December 31, 2016 as a result of the Company’s decision to gradually cease using them.

Future scheduled annual straight-line amortization expense over the useful lives of finite life intangible assets is as follows (in thousands):

Years Ending December 31,	Total
2016	$1,753
2017	1,661
2018	1,585
2019	297
2020	272
Thereafter	778
$6,346

9. DEBT

Canadian Credit Facilities

Our Canadian subsidiaries have maintained credit facilities with Bank of Montreal since October 2009. In June 2011, our wholly owned subsidiary Pioneer Electrogroup Canada Inc. entered into a letter loan agreement with Bank of Montreal (the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank.

Our Canadian Facilities originally provided for up to $22.0 million Canadian dollars (“CAD”) (approximately $15.9 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion, and a $10.0 million CAD term credit facility (“Facility C”) that financed a business acquisition and the purchase and expansion of its manufacturing facilities.

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

Borrowings under Facility C are repayable according to a five year principal amortization schedule and bear interest at the following rates: if the funded debt to EBITDA ratio is equal to or greater than 2.00, Bank of Montreal’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars; or, if the funded debt to EBITDA ratio is less than 2.00, Bank of Montreal ’s prime rate plus 1.00% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.00% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars. In addition, Facility C is subject to a standby fee which is calculated monthly using the unused portion of the facility at either 0.625% per annum if the funded debt to EBITDA ratio is equal to or greater than 2.00 or 0.5625% per annum if the funded debt to EBITDA ratio is less than 2.00.

The committed term sheet executed on March 28, 2016 modifies our credit facilities. All financial covenant defaults are waived through April 30, 2016. (See Note 2 - Summary of Significant Accounting Policies)

As of December 31, 2015, we had approximately $1.7 million in U.S. dollar equivalents outstanding under our Canadian Facilities Our borrowings consisted of approximately $0.5 million outstanding under Facility A, $0.4 million outstanding under Facility B and $0.8 million outstanding under Facility C.

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

United States Credit Facilities

On December 2, 2014, the U.S. Facilities were amended in order to provide a $5.0 million term loan facility (Facility B) that was used for the acquisition of Titan. The term loan facility has principal repayments becoming due on a five year amortization schedule.

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

Borrowings under the demand revolving credit facility (Facility A) bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Borrowings under the term loan facility (Facility B) bear interest, at our option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. .

Our obligations under the U.S. Facilities are guaranteed by all our wholly-owned U.S. subsidiaries. In addition, we and our wholly-owned U.S. subsidiaries granted a security interest in substantially all of our assets, including 65% of the shares of Pioneer Electrogroup Canada Inc. held by us, to secure our obligations for borrowed money under the U.S. Facilities.

The committed term sheet executed on March 28, 2016 modifies our credit facilities. All financial covenant defaults are waived through April 30, 2016. (See Note 2 - Summary of Significant Accounting Policies)

As of December 31, 2015, we had approximately $14.1 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $9.4 million outstanding under Facility A, and $4.7 million outstanding under Facility B.

As of December 31, 2014, we had approximately $11.0 million outstanding under our U.S. Credit Facilities and were in compliance with our financial covenant requirements. Our borrowings consisted of approximately $6.0 million outstanding under Facility A and $5.0 million outstanding under Facility B.

Nexus Promissory Note

On July 25, 2012, the Company’s Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a $1.65 million term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). The term loan is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. The obligations of Nexus under the term loan are secured by certain machinery and equipment located in Mexico and by a corporate guaranty by the Company. As of December 31, 2015 and 2014, there was approximately $0.3 million and $0.6 million outstanding, respectively, under the Nexus Promissory Note.

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

Titan Notes Payable

In connection with the acquisition of Titan, the Company assumed obligations of $260 to repay the remaining holders of unsecured notes. As of December 31, 2015 these notes were fully repaid.

Long-term debt consists of the following (in thousands):

	December 31,
	2015	2014
Term credit facilities	$5,942	$11,165
Nexus promissory note	316	587
Other notes payable	-	260
Capital lease obligations	7	10
Total debt	6,265	12,022
Less current portion	(6,244)	(2,483)
Total long-term debt	$21	$9,539

The annual maturities of long-term debt at December 31, 2015, were as follows (in thousands):

Years Ending December 31,	Long-term debt maturities
2016	$6,244
2017	21
2018	-
2019	-
Thereafter	-
Total long-term debt maturities	$6,265

10. OTHER ASSETS

In December 2011 and January 2012, the Company made two loans, each in the amount of $300 to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers.  The full loan receivable is outstanding at December 31, 2015 and 2014. The Company is actively evaluating its alternatives to either foreclose on its security interests underlying the loans, or otherwise renegotiate and extend them. As the Company does not currently expect repayment of the loans receivable within the next twelve months, they have been classified as long-term in the Company’s Consolidated Balance Sheets.

Also included in Other Assets at December 31, 2015 are deferred financing costs of $0.2 million, and a customer note receivable of $0.2 million as compared to deferred financing costs of $0.3 million and a customer note receivable of $0.2 million at December 31, 2014.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain offices, facilities and equipment under operating leases expiring at various dates through 2022.  At December 31, 2015, the minimum annual lease commitments under the leases having terms in excess of one year were as follows (in thousands):

Years Ending December 31,	Operating leases
2016	$972
2017	910
2018	647
2019	421
2020	255
Thereafter	194
Total lease commitments	$3,399

Rent and lease expense was approximately $1.5 million for 2015 and $1.0 million for 2014.

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

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company had common stock, $0.001 par value per share, outstanding of 8,699,712 and 7,405,962 shares as of December 31, 2015 and December 31, 2014, respectively.

In September 2015, the Company completed a public offering and issued 1,125,000 shares of its common stock at a gross sales price of $4.00 per share, resulting in $3.9 million in net proceeds after deducting the underwriting discount and costs directly attributable to the offering. Subsequent to the end of the third quarter, on October 5, 2015, the underwriters exercised their over-allotment option to purchase an additional 168,750 shares from the Company at the public offering price of $4.00 per share, resulting in an additional $0.6 million in net proceeds after deducting the underwriting discount.

Warrants

As of December 31, 2015 and 2014, the Company had warrants outstanding to purchase 50,600 and 280,600 shares of common stock, respectively, with a weighted average exercise price of $7.00 and $13.91 per share, respectively. The warrants expire on dates beginning on April 26, 2015 and ending on September 18, 2018.  No warrants were exercised during the years ended December 31, 2015 and 2014.

Preferred Stock

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

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in an unrealized loss of $2.5 million for the year ended December 31, 2015, as compared to an unrealized loss of $1.7 million for the year ended December 31, 2014.

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

On May 11, 2011, the board of directors of the Company adopted the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) which was subsequently approved by stockholders of the Company on May 31, 2011. The 2011 Plan replaces and supersedes the 2009 Plan. The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the Board that is designated to administer the Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 700,000 shares. As of December 31, 2015, 344,733 stock options had been granted, consisting of 177,867 incentive stock options and 166,866 non-qualified stock options.

Expense for stock-based compensation recorded for the years ended December 31, 2015 and 2014 was approximately $0.2 million during each period. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2015, the Company had total stock-based compensation expense remaining to be recognized of approximately $0.2 million.

The fair value of the stock options granted was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2015	2014
Expected volatility	35 - 37%	43 - 44%
Expected life in years	5.5 - 6.0	5.5 - 6.0
Risk-free interest rate	1.52 - 1.62%	1.77 - 1.93%
Dividend yield	0%	0%

A summary of stock option activity for the years ended December 31, 2015 and 2014, and changes during the years then ended is presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Balance January 1, 2014	261,400	$9.81	6.9	$562,820
Granted	105,000	10.21	9.2	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of December 31, 2014	366,400	$9.92	6.9	$562,820
Granted	13,000	8.98	9.3	-
Exercised	-	-	-	-
Forfeited	(34,667)	15.21	7.9	-
Outstanding as of December 31, 2015	344,733	$9.35	6.5	$-

Exercisable as of December 31, 2015	250,068	$9.46	5.9	$-

The total number of shares reserved for the plan is 700,000 leaving a balance of 355,267 available for future grants.

Intrinsic value is the difference between the market value of the stock at December 31, 2015 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014
Weighted-average fair value of options granted (per share)	$3.20	$4.53
Intrinsic value gain of options exercised	-	-
Cash receipts from exercise of options	-	-

14. INCOME TAXES

The components of the income tax provision (benefit) were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Current
Federal	$-	$-
State	6	19
Foreign	-	43
Deferred	(2,708)	461
Total income tax provision (benefit)	$(2,702)	$523

The components of income (loss) before taxes are summarized below (in thousands):

	Year Ended December 31,
	2015	2014
Income (loss) before taxes
U.S. operations	$(7,563)	(3,130)
Foreign operations	(1,020)	3,385
Income (loss) before taxes	$(8,583)	255

A reconciliation from the statutory U.S. income tax rate and the Company's effective income tax rate, as computed on income (loss) before taxes, is as follows:

	Year Ended December 31,
	2015	2014
Federal income tax at statutory rate	35%	35%
State and local income tax, net	4	3
Foreign rate differential	(8)	(8)
Other permanent items	-	(39)
International withholding tax	-	17
Impairment of goodwill and intangibles	-	197
Recognition of prior years' NOL's	-	-
Effective income tax expense rate	31%	205%

The Company’s provision for income taxes reflects an effective tax rate on income (loss) before income taxes of 31% in 2015, as compared to 205% in 2014.  The increase in the Company’s effective tax rate during 2014 primarily reflects non-deductible impairment charges of $1.4 million related to a write-down of goodwill and intangibles.

Provision has not been made for U.S. or additional foreign taxes on undistributed income of Canadian foreign subsidiaries, which have been, and will continue to be reinvested with the exception of certain immaterial deemed dividends.  This income could become subject to additional tax if they were remitted as dividends, if foreign income were loaned to us or a U.S. affiliate, or if we should sell, transfer or dispose of our stock in the foreign subsidiaries.  It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign income because if we were to repatriate this income, we believe there would be various methods available to us, each with different U.S. tax consequences.  As of December 31, 2015, the cumulative amount of undistributed income was approximately $15.1 million.

The net deferred income tax asset (liability) was comprised of the following (in thousands ):

	December 31,
	2015	2014
Noncurrent deferred income taxes
Total assets	3,642	7,596
Total liabilities	(781)	(7,852)
Net noncurrent deferred income tax asset (liability)	2,861	(256)
Net deferred income tax asset (liability)	$2,861	$(256)

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets
Canada net operating loss carry forward	$37	$1,208
U.S. net operating loss carry forward	1,361	1,075
Non-deductible reserves	711	-
Pension plan	-	116
Foreign tax credits	1,111	1,036
Intangibles	737	256
Other	368	94
Valuation allowance	(431)	(1,042)
Net deferred tax assets	3,894	2,743
Deferred tax liabilities
Fixed assets	(1,033)	(2,999)
Deferred asset (liability), net	$2,861	$(256)

The assessment of the amount of value assigned to our deferred tax assets under the applicable accounting rules is judgmental.  We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future.  Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations.  Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved.  Realization of our deferred tax assets is dependent on generating sufficient taxable income in future periods.  We believe that it is more likely than not that future taxable income will be sufficient to allow us to recover substantially all of the value assigned to our deferred tax assets.  However, if future events cause us to conclude that it is not more likely than not that we will be able to recover all of the value assigned to our deferred tax assets, we will be required to adjust our valuation allowance accordingly.

As of December 31, 2015, we have federal net operating loss carryforwards of approximately $3.5 million, with a similar amount for state purposes. These net operating losses generally expire in 2035. We also have approximately $135 thousand of Canadian net operating losses which expire in 2033.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows (in thousands):

Uncertain Tax Position
Balance as of December 31, 2013	$317
No activity
Balance as of December 31, 2014	$317
No activity
Balance as of December 31, 2015	$317

The Company’s policy is to recognize interest and penalties related to income tax matters as interest expense. Interest and penalties as they relate to the payroll tax issue are recorded as Other Expense.

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

The tax years subject to examination by major tax jurisdiction include the years 2012 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years 2011 and forward for the Canadian jurisdiction.

15. PENSION PLAN

A Canadian subsidiary of the Company sponsors a defined benefit pension plan in which a majority of its employees are members. The employer contributes 100% to the plan. The benefits, or the rate per year of credit service, are established by the Company’s subsidiary and updated at its discretion.

Cost of Benefits

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Current service cost, net of employee contributions	$50	$34
Interest cost on accrued benefit obligation	103	131
Expected return on plan assets	(160)	(169)
Amortization of transitional obligation	10	12
Amortization of past service costs	7	8
Amortization of net actuarial gain	44	35
Total cost of benefit	$54	$51

Benefit Obligation

The Company’s obligation for the pension plan is valued annually as of the beginning of each fiscal year. The projected benefit obligation represents the present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants.

The Company's obligations pursuant to the pension plan are as follows (in thousands):

	December 31,
	2015	2014
Projected benefit obligation, at beginning of year	$3,057	$2,927
Current service cost, net of employee contributions	50	34
Employee contributions	30	37
Interest cost	103	131
Actuarial loss	(66)	-
Impact of change in discount rate	(37)	320
Impact in change of assumptions	-	80
Benefits paid	(160)	(178)
Foreign exchange adjustment	(399)	(294)
Projected benefit obligation, at end of year	$2,578	$3,057

A summary of expected benefit payments related to the pension plan is as follows (in thousands):

Years ending December 31,	Pension Plan
2016	$154
2017	156
2018	155
2019	151
2020	147
2021 - 2025	680

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows (in thousands ):

	Year Ended December 31,
	2015	2014
Net gain / (loss)	$108	$(329)
Amortization of prior service cost	7	8
Amortization of gain	44	35
Amortization of transitional asset	11	12
	170	(274)
Taxes	46	(76)
Total recognized in other comprehensive income, net of taxes	$124	$(198)

The estimated net loss amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $44 The estimated prior service cost amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $7. The estimated transitional asset amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $10.

The accumulated other comprehensive loss consists of the following amounts that have not yet been recognized as components of net benefit cost (in thousands):

	December 31,
	2015	2014
Unrecognized prior service cost	$96	$104
Unrecognized net actuarial loss	48	58
Unrecognized transitional obligation	1,191	1,344
Deferred income taxes	(394)	(442)
	$941	$1,064

Plan Assets

Assets held by the pension plan are invested in accordance with the provisions of the Company’s approved investment policy. The pension plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments. The asset allocation for the pension plan at the end of 2015 and 2014 and the target allocation for 2016, by asset category, is as follows :

	Allocation at December 31,		2016 Target
	2015	2014	Allocation
Equity securities	43%	47%	43%
Fixed income securities	47	42	47
Real estate	8	9	8
Other	2	2	2
	100%	100%	100%

The fair market values, by asset category are as follows (in thousands):

	Fair Value Measurements at December 31,
	2015	2014
Equity securities	$1,082	$1,271
Fixed income securities	1,182	1,137
Real estate	201	244
Other	50	54
Total	$2,515	$2,706

Changes in the assets held by the pension plan in the years 2015 and 2014 are as follows (in thousands ):

	December 31,
	2015	2014
Fair value of plan assets, at beginning of year	$2,706	$2,713
Actual return on plan assets	164	239
Employer contributions	135	161
Employee contributions	30	37
Benefits paid	(160)	(178)
Foreign exchange adjustment	(360)	(266)
Fair value of plan assets, at end of year	$2,515	$2,706

Contributions

The Company’s policy is to fund the pension plan at or above the minimum required by law. The Company made $0.1 million of contributions to its defined benefit pension plan in each of the 2015 and 2014 years. The Company expects to make contributions of less than $0.2 million to the defined benefit pension plan in 2016. Changes in the discount rate and actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

Funded Status

The funded status of the pension plan is as follows (in thousands):

	December 31,
	2015	2014
Projected benefit obligation	$2,578	$3,057
Fair value of plan assets	2,515	2,706
Accrued obligation (long term)	$63	$351

Assumptions

Assumptions used in accounting for the pension plan are as follows:

	December 31,
	2015	2014
Weighted average discount rate used to determine the accrued benefit obligations	3.90%	3.80%
Discount rate used to determine the net pension expense	3.80%	4.60%
Expected long-term rate on plan assets	6.50%	6.50%

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

16. BUSINESS SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company follows ASC 280 - Segment Reporting in determining its reportable segments.  The Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available.  As the Company makes decisions using a products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power Solutions.  The Critical Power Solutions reportable segment is an aggregation of the Company’s Pioneer Critical Power Inc. and Titan Energy Systems Inc. subsidiaries, and also includes sales and expenses directly and indirectly attributable to the Company’s strategic sales group, which group is primarily focused on marketing the Company’s Critical Power Solutions. The T&D Solutions reportable segment is an aggregation of all other Company subsidiaries, together with sales and expenses attributable to the strategic sales group for its T&D Solutions marketing activities.

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

The following tables present information about segment income and loss (in thousands):

	Year Ended December 31,
	2015	2014
Revenues
T&D Solutions	$84,189	$85,892
Critical Power Solutions	22,333	6,299
Consolidated	$106,522	$92,191

Depreciation and Amortization
T&D Solutions	$1,565	$1,472
Critical Power Solutions	1,526	80
General Corporate	73	49
Consolidated	$3,164	$1,601

Operating Income (Loss)
T&D Solutions	$388	$4,428
Critical Power Solutions	(2,207)	(311)
General Corporate	(3,481)	(2,367)
Consolidated	$(5,300)	$1,750

The following table presents information which reconciles segment assets to consolidated total assets (in thousands):

	December 31,
	2015	2014
Assets
T&D Solutions	$49,113	$53,430
Critical Power Solutions	13,841	13,994
Corporate assets	3,985	5,414
Consolidated	$66,939	$72,838

Corporate assets consist primarily of cash and deferred tax assets.

Revenues are attributable to countries based on the location of the Company's customers (in thousands):

	Year Ended December 31,
	2015	2014
Revenues
Canada	$36,740	$45,501
United States	68,752	46,128
Others	1,030	562
Total	$106,522	$92,191

The distribution of the Company’s property, plant and equipment by geographic location is approximately as follows (in thousands):

	December 31,
	2015	2014
Property, plant and equipment
Canada	$4,181	$7,591
United States	1,582	1,192
Mexico	1,586	2,412
Total	$7,349	$11,195

Sales to one customers accounted for approximately 10% of the Company’s sales in 2015, as compared to two customers of 13% and 10% in 2014.

17. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic and diluted income (loss) per common share are calculated based on the weighted average number of shares outstanding during the period. The Company’s employee and director stock option awards, as well as incremental shares issuable upon exercise of warrants, are not considered in the calculations if the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014
Numerator:
Net loss	$(5,881)	$(268)

Denominator:
Weighted average basic shares outstanding	7,746	7,185
Effect of dilutive securities - equity based compensation plans	-	-
Net dilutive effect of warrants outstanding	-	-
Denominator for diluted net loss per common share	7,746	7,185

Net loss per common share:
Basic	$(0.76)	$(0.04)
Diluted	$(0.76)	$(0.04)

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	345	366
Warrants	51	291

18. SUBSEQUENT EVENTS

On January 7, 2016, Andrew Minkow resigned as a director and as chief financial officer of the Company, effective immediately. In connection with his resignation, Mr. Minkow entered into a General Release and Severance Agreement (the “Severance Agreement”) with the Company, pursuant to which, among other things, (i) that certain employment agreement between Mr. Minkow and the Company, dated March 30, 2012 (as amended, the “Employment Agreement”), was terminated, except with respect to the provisions of the Employment Agreement relating to confidentiality and restrictive covenants that remain in effect, (ii) Mr. Minkow resigned from all of his positions with the Company, (iii) the Company retained Mr. Minkow as a consultant for a period of three months (the “Consultancy Period”) to perform such services as may be reasonably requested by the Company for $25,000 monthly retainer payments, in exchange for Mr. Minkow making himself available for up to 40 hours per week, (iv) Mr. Minkow provided a release of claims against the Company, and (v) the Company will provide Mr. Minkow with the following: (a) severance payments, in an amount equal to his base salary for a period of three months after the 60th day following the expiration of the Consultancy Period (with the initial payment including any amounts that would have been payable to Mr. Minkow during such 60 day period, subject to Mr. Minkow’s compliance with the Severance Agreement); and (b) a lump-sum equivalent to the Company’s portion of Mr. Minkow’s premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985 for 12 months on the first payroll date after the 60th day following the date of the Severance Agreement. Any grants of equity-based incentive compensation granted to Mr. Minkow will remain subject to the terms of the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan and as set forth in the applicable grant documents.

In addition, in exchange for Mr. Minkow’s execution of a supplemental release agreement following the Consultancy Period, and Mr. Minkow’s compliance with the terms there under and the Severance Agreement, the Company agreed to pay Mr. Minkow an amount equal to his base salary for 6 months, payable in accordance with the Company’s standard payroll practices, following cessation of the above described severance payments.

On March 21, 2016, the Company secured a second limited duration waiver and consent letter from the Bank of Montreal with respect to its U.S. Facilities and its Canadian Facilities, pursuant to which Bank of Montreal agreed to extend its waiver of certain existing defaults until April 30, 2016 and to permit up to $5.0 million of available borrowing capacity under the Canadian Facilities to be advanced to the Company’s U.S. operations for working capital purposes, subject to the satisfaction of additional financial reporting requirements, margin criteria and other conditions.

On March 28, 2016, the Company executed a committed term sheet for a formal extension of our credit facilities from the Bank for Montreal to July 31, 2017.  A formal amendment of the credit agreement is expected to be executed during the second quarter of 2016, with terms that will be consistent with those agreed upon in the committed term sheet.  With the execution of the amendment to the credit agreement, portions of the credit facilities will be classified as long term indebtedness. This committed term sheet contains revised covenants and funding amounts that finance our cash requirements for anticipated operating activities, restructuring and integration plans, capital improvements and scheduled principal repayments of long-term debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of December 31, 2015, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework .  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	Material weakness in financial close and reporting process – We did not maintain a sufficient complement of adequately trained personnel with an appropriate level of knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements to identify and address risks critical to financial reporting. There is also a deficiency in our ability to gather, analyze and thoroughly review information related to financial reporting in a timely manner, and resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis and contributed to the other material weakness described below.

2)	Material weakness in the payroll tax payment process – A lack of payroll preventative controls to ensure payroll taxes were filed and paid timely, as well as management review controls resulted in the non-compliance with payroll tax requirements.

The material weaknesses described above could result in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as permitted by the rules of the SEC.

Remediation Plan

As of December 31, 2015, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically

•	We have approved a plan that provides for the recruitment of new senior personnel at our reporting unit locations, as well as additional training for existing accounting staff as it relates to our financial reporting requirements.
•	Members of management and the accounting staff have and will receive additional training related to policies, procedures and internal controls, including Pioneer’s policies regarding monthly reconciliations and supervisory review procedures for all significant accounts.
•	Additional training has and will be provided to financial and non-financial personnel related to the ERP business system that was implemented at Bemag Transformer and Pioneer Critical Power to foster utilization of tools available for timely review of production runs and projects in progress.
•	Our corporate accounting group, assisted by an independent consulting firm that has been engaged, will review and assess progress on the remediation plan noted above.
•	We have contracted with a third party to process our payroll, prepare all payroll reports and timely remit these taxes to the appropriate tax authorities.

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 (the "2016 Proxy Statement") and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers and Corporate Governance – Corporate Governance and Board Matters – Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance  –Corporate Governance and Board Matters  –Director Independence” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.	We have filed the following documents as part of this Annual Report on Form 10-K:

	1.	Consolidated Financial Statements

		The following financial statements are included in Item 8 herein:
		Report of Independent Registered Public Accounting Firm	38
		Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014	39
		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015 and 2014	40
		Consolidated Balance Sheets as of December 31, 2015	41
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014	42
		Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015 and 2014	43
		Notes to Consolidated Financial Statements	44

	2.	Financial Statement Schedules
		None

	3.	Exhibits
		See the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: March 31, 2016	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan J. Mazurek		March 31, 2016
Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Thomas Klink		March 31, 2016
Thomas Klink	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Yossi Cohn		March 31, 2016
Yossi Cohn	Director

/s/ David J. Landes		March 31, 2016
David J. Landes	Director

/s/ Ian Ross		March 31, 2016
Ian Ross	Director

/s/ David Tesler		March 31, 2016
David Tesler	Director

/s/ Jonathan Tulkoff		March 31, 2016
Jonathan Tulkoff	Director

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

4.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

4.2	Warrant to Purchase Common Stock, dated April 30, 2010, issued to Thomas Klink (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

4.3	Warrant to Purchase Common Stock, dated April 26, 2010 (Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 1, 2010).

4.4	Form of Warrant to Purchase Common Stock, dated September 24, 2013, issued to Roth Capital Partners, LLC and to Monarch Capital Group, LLC (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on September 10, 2013).

10.1+	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.2+	Pioneer Power Solutions, Inc. 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.3+	Form of 2009 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.4+	Form of 2009 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.5+	Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 31, 2011).

10.6+	Employment Agreement, dated December 2, 2009, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.7+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.8+	First Amendment to Employment Agreement, dated November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2014).

10.9+	Employment and Non-Competition Agreement, dated August 12, 2010, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 18, 2010).

10.10+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.11+	First Amendment to Employment Agreement, dated November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2014).

10.12+	Employment Agreement, dated April 30, 2010, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.13+	First Amendment to Employment Agreement, dated April 30, 2013, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 30, 2013).

10.14*	Collective Labor Agreement, dated January 28, 2016, by and between Pioneer Transformers Ltd. and United Steelworkers, Local Section 9414 (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.15	Collective Bargaining Agreement Nexus Magneticos S. de R.L. de C.V., dated January 1, 2011 (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.16	Collective Labor Agreement, dated March 27, 2014, by and between Bemag Transformer Inc. and Syndicat Québécois des Employées et Employés de Service, Section Locale 298 (FTQ) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on October 31, 2014).

10.17^	Agreement dated February, 13, 2015, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company. (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2015).

10.18	Agreement dated February 13, 2015, by and between Titan Energy Systems and Generac Power Systems, Inc. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2015).

10.19	Term Loan Agreement, dated July 25, 2012, by and between Nexus Magneticos S. de R.L. de C.V. and GE CF Mexico, S.A. de C.V. (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 16, 2012).

10.20	Irrevocable Transfer of Title and Guaranty Trust Agreement, dated July 25, 2012, by and among, Nexus Magneticos S. de R.L. de C.V. and GE CF Mexico, S.A. de C.V., Jefferson Electric, Inc., GE CF Mexico, S.A. de C.V. and Banco Invex, S.A. (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 16, 2012).

10.21	Corporate Guaranty, dated July 25, 2011, by and between Pioneer Power Solutions, Inc. and GE CF Mexico, S.A. de C.V. (Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 16, 2012).

10.22	Industrial Lease between Comercializadora Reynosa Para La Industria Maquiladora S.A. DE C.V. and Nexus Magneticos e Mexico S. de R.L. de C.V (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 1, 2013).

10.23	Share Purchase Agreement, dated May 13, 2011, by and among Fiducie Familiale Mazoyer, Bon-Ange Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 19, 2011).

10.24	Amendment Agreement, dated June 30, 2011, by and among Fiducie Familiale Mazoyer, Bon-Ange Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.25	Equipment Purchase Agreement, dated July 1, 2011, by and among Vermont Transformer, Inc., GCEFF Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.26	Credit Agreement, dated as of June 28, 2013, by and among Pioneer Power Solutions, Inc., as borrower, Pioneer Critical Power Inc. and Jefferson Electric, Inc., as guarantors, and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.27	Security Agreement, dated as of June 28, 2013, by and among Pioneer Power Solutions, Inc., Pioneer Critical Power Inc. and Jefferson Electric, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.28	Amended and Restated Letter Loan Agreement, dated as of June 28, 2013, by and among Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd. and Bemag Transformer Inc., as borrowers, and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.29	First Amendment to Amended and Restated Letter Loan Agreement, dated as of March 10, 2014, by and among Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd. and Bemag Transformer Inc., as borrowers, and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 14, 2014).

10.30	Guaranty Agreement, dated as of June 28, 2013, by Pioneer Power Solutions, Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.31	First Amendment to Credit Agreement, dated as of August 7, 2013, by and among Pioneer Power Solutions, Inc., Jefferson Electric, Inc., Pioneer Critical Power Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 14, 2013).

10.32	Second Amendment to Credit Agreement, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2013).

10.33	Third Amendment to Credit Agreement, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 14, 2014).

10.34	Fourth Amendment to Credit Agreement, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 14, 2014).

10.35	Fifth Amendment to Credit Agreement, dated as of December 2, 2014, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 3, 2014).

10.36	Sixth Amendment to Credit Agreement, dated as of March 27, 2015, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch. (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2015).

10.37	Seventh Amendment to Credit Agreement, dated as of May 15, 10`5, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 15, 2015).

10.38	Waiver and Eighth Amendment to Credit Agreement, dated as of August 12, 2015, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 12, 2015).

10.39	Amendment to Amended and Restated Loan Agreement, dated as of July 30, 2015, by and among Pioneer Electrogroup Canada Inc., as borrower, Pioneer Power Solutions, Inc., as guarantor, and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 12, 2015).

10.40	Limited Duration Waiver and Consent Letter, dated as of November 18, 2015, by and among Pioneer Power Solutions, Inc., Pioneer Electrogroup Canada Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 23, 2015).

10.41	Form of Series D Convertible Preferred Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 3, 2014).

10.42	Series A-1 Convertible Preferred Stock Purchase Agreement, dated as of December 2, 2014, by and between Titan Energy Worldwide, Inc. and PTES Acquisition Corp. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 3, 2014).

10.43	Loan and Security Agreement, dated as of December 2, 2014, by and between Titan Energy Worldwide, Inc. and PTES Acquisition Corp. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 3, 2014).

10.44	Form of Note Purchase Agreement by and between PTES Acquisition Corp. and certain note holders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 19, 2014).

10.45+	General Release and Severance Agreement, dated January 7, 2016, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 11, 2016).

10.50

Limited Duration Waiver and Consent Letter, dated as of March 21, 2016, by and among Pioneer Power Solutions, Inc, Pioneer Electrogroup Canada Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 25, 2016).

21.1	List of subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2015).

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

^  Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+  Management contract or compensatory plan or arrangement.

* Filed herewith.