Form 10-Q
period 2016-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2016-05-13
CIK 1449792

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of May 13, 2016 was 8,699,712.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended March 31, 2016

 PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$26,570	$28,887
Cost of goods sold	20,656	23,320
Gross profit	5,914	5,567
Operating expenses
Selling, general and administrative	4,748	5,822
Restructuring, integration and impairment	119	—
Foreign exchange gain	(47)	(171)
Total operating expenses	4,820	5,651
Operating income (loss)	1,094	(84)
Interest expense	285	154
Other expense	16	77
Income (loss) before taxes	793	(315)
Income tax expense (benefit)	224	(90)
Net income (loss)	$569	$(225)
Net income (loss) per common share:
Basic	$0.07	$(0.03)
Diluted	$0.07	$(0.03)
Weighted average common shares outstanding:
Basic	8,700	7,406
Diluted	8,709	7,406

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$569	$(225)
Other comprehensive income (loss)
Foreign currency translation adjustments	475	(1,508)
Amortization of net prior service costs and net actuarial losses, net of tax	(103)	90
Other comprehensive income (loss)	372	(1,418)
Comprehensive income (loss)	$941	$(1,643)

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$159	$648
Accounts receivable, net	15,412	14,223
Inventories, net	20,624	17,663
Income taxes receivable	688	576
Prepaid expenses and other current assets	2,382	1,759
Total current assets	39,265	34,869
Property, plant and equipment, net	7,494	7,349
Deferred income taxes	5,033	3,642
Other assets	1,029	1,055
Intangible assets, net	9,510	9,956
Goodwill	10,068	10,068
Total assets	$72,399	$66,939
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$2,591	$1,923
Revolving credit facilities	14,191	9,874
Accounts payable and accrued liabilities	15,226	20,030
Current maturities of long-term debt and capital lease obligations	795	6,244
Income taxes payable	481	237
Total current liabilities	33,284	38,308
Long-term debt, net of current maturities	5,249	21
Pension deficit	147	63
Other long-term liabilities	3,137	372
Deferred income taxes	2,193	781
Total liabilities	44,010	39,545
Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.001; 30,000,000 shares authorized; 8,699,712 shares issued and outstanding	9	9
Additional paid-in capital	23,207	23,153
Accumulated other comprehensive loss	(5,297)	(5,669)
Retained earnings	10,470	9,901
Total stockholder’ equity	28,389	27,394
Total liabilities and stockholders’ equity	$72,399	$66,939

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income (loss)	$569	$(225)
Depreciation	287	350
Amortization of intangible assets	454	434
Amortization of deferred financing costs	29	24
Deferred income tax expense (benefit)	12	(495)
Change in receivable reserves	220	37
Change in inventory reserves	265	56
Accrued pension	(28)	16
Stock-based compensation	54	60
Foreign currency remeasurement loss	(31)	(199)
Other	2	—
Changes in current operating assets and liabilities:
Accounts receivable	(1,106)	(3,261)
Inventories	(2,775)	(115)
Prepaid expenses and other assets	(596)	(115)
Income taxes	146	283
Accounts payable and accrued liabilities	(2,252)	2,655
Net cash used in operating activities	(4,750)	(495)
Investing activities
Additions to property, plant and equipment, net of proceeds from sale	(149)	(236)
Business acquisitions, net of cash acquired	—	(93)
Net cash used in investing activities	(149)	(329)
Financing activities
Increase in bank overdrafts	564	1,244
Borrowings under debt agreement	12,628	6,360
Repayments of debt	(8,802)	(10,069)
Payment of deferred financing costs	(3)	—
Repayment of financing obligation	—	(152)
Net cash provided by (used in) financing activities	4,387	(2,617)
Decrease in cash and cash equivalents	(512)	(3,441)
Effect of foreign exchange on cash and cash equivalents	23	(391)
Cash and cash equivalents
Beginning of period	648	3,832
End of period	$159	$—
Non-cash investing activities:
Forgiveness of indebtedness due to purchaser	$—	$609

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

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2016: Transmission and Distribution Solutions (“T&D Solutions”) and Critical Power Solutions.

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of March 31, 2016. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

All dollar amounts (except share and per share data) presented in the notes to our unaudited consolidated financial statements are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding.

These unaudited consolidated financial statements include the accounts of Pioneer Power Solutions, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As further described in the two paragraphs below, certain prior year amounts have been reclassified to conform to the current year presentation.

As implementation of remediation plans discussed in Item 4 – Controls and Procedures continues, we determined that there were inconsistencies in classification of expenses between our business units. As a result, we have reclassified certain expenses from cost of goods sold to operating expenses for the current period. We have made the same reclassification to the results for the period ended March 31, 2015, resulting in an increase to gross profit of $169, or 0.6% as a percentage of sales for this period.

As a result of the restructuring plans implemented during calendar year 2015, the activities of our Pioneer Critical Power switchgear operations have been transferred to the T&D Solutions segment as of January 1, 2016. For comparison purposes, prior periods presented have been adjusted to reflect this reclassification.

These unaudited consolidated financial statements should be read in conjunction with the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the Company’s accounting policies during the first quarter of 2016.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s financial statements.

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

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

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). In May 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this ASU were effective the first quarter of 2016 and were applied retrospectively to all periods presented. As the Company measures certain defined benefit plan assets using the NAV practicable expedient, upon adoption of ASU 2015-07, the fair value of these plan assets were removed from the fair value hierarchy in all periods presented in the Company’s Consolidated Financial Statements. The Company will continue to disclose information on these investments for which fair value is measured at NAV as a practical expedient.

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

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

Revenue Standard’s Principal-Versus-Agent Guidance. In March 2016, the FASB issued ASU No. 2016-08, Revenue Recognition: Clarifying the new Revenue Standard’s Principal-Versus-Agent Guidance (“ASU 2016-18”). The standard amends the principal-versus-agent implementation guidance and illustrations in the FASB’s new revenue standard (ASU 2014-09). ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer”. Therefore, for contracts involving more than one specified good or service, the Company may be the principal in one or more specified goods or services and the agent for others. The new standard has the same effective date as ASU 2014-09, as amended by the one-year deferral and early adoption provisions in ASU 2015-14. In addition, entities are required to adopt ASU 2016-08 by using the same transition method they used to adopt the new revenue standard. The Company is currently evaluating the effect the guidance will have on its financial statements.

Share-Based Compensation. In April 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. Management is currently assessing the impact the adoption of ASU No. 2016-09 will have on its Consolidated Financial Statements.

Going Concern. In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. This ASU established accounting guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the potential impact on its consolidated financial statements of adopting ASU 2014-15.

3. ACQUISITIONS

Since January 1, 2015, the Company has acquired two businesses in the U.S. These acquisitions have allowed the Company to expand its products and service capabilities and offer its customers a greater breadth of solutions for their electrical power distribution and backup power needs. A summary of the acquisitions is as follows:

Business Acquired	Closing	Net Assets Acquired (in 000s)	Segment	Primary Form of Consideration
Harmonics Holdings Inc.	01/16/15	$1,043	T&D Solutions	Seller note/debt forgiveness
Pacific Power Systems Integration, Inc.	08/01/15	2,013	T&D Solutions	Cash
		$3,056

Each of the acquired businesses has been included in the Company’s results of operations since the date of its respective closing.

2015 Acquisitions

On January 16, 2015, the Company, through its Jefferson Electric, Inc. subsidiary, acquired substantially all the assets comprising the business of Harmonics Holdings Inc. (“Harmonics”), consisting primarily of intellectual property, forgiveness of debt, accounts receivable and machinery and equipment. Harmonics is a Connecticut-based specialty provider of equipment that incorporates a patented technology for the elimination of harmonic currents in power distribution systems. The transaction was accounted for under the purchase method of accounting and the Company funded the acquisition from available cash on hand, a seller note and forgiveness of debt.

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

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

The following table summarizes the consideration paid for the Harmonics and Pacific acquisitions and presents the allocation of the amount to the net tangible and identifiable intangible assets based on their estimated fair values as of January 16, 2015 and August 1, 2015, respectively (in thousands):

	Harmonics Acquisition	Pacific Acquisition
Purchase Price
Cash consideration	$93	$2,013
Forgiveness of trade payables and indebtedness due to purchaser	609	—
Deferred payments due to seller	341	—
	$1,043	$2,013
Purchase Price Allocation
Current assets	$21	$18
Property, plant and equipment	4	147
Intangible assets	995	1,500
Goodwill	23	348
Net assets acquired	$1,043	$2,013

As of March 31, 2016, the Company has finalized the purchase price allocation for Harmonics while the Pacific purchase price allocation presented above is preliminary.

The acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices exceeded the net tangible asset values, and reflects the future net income and cash flow potential of the acquired businesses.

The following table summarizes the major classes of intangible assets arising from the acquisition of Harmonics and Pacific, their respective amortization periods, and the amount of amortization expense recognized during the three months ended March 31, 2016 (in thousands):

	Weighted Average Amortization Years	Harmonics Acquisition
Acquired Intangible Assets
Customer relationships	10	$319
Non-compete agreements	5	75
Developed technology	10	492
Trademark	Indefinite	26
Technology-related industry accreditations	Indefinite	83
		$995
Amortization expense recorded during the three months ended March 31, 2016		$23

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements.

	Weighted Average Amortization Years	Pacific Acquisition
Acquired Intangible Assets
Customer relationships	7	$400
Non-compete agreements	7	100
Technology-related industry accreditations	Indefinite	1,000
		$1,500
Amortization expense recorded during the three months ended March 31, 2016		$18

The Company reported Harmonics and Pacific results of operations in the T&D Solutions segment for the three months ended March 31, 2016.

4. OTHER EXPENSE

Other expense in the consolidated statements of operations for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Accrued interest and penalties, net	$(139)	$—
Acquisition transaction and other expenses	155	183
Gain on cancellation of Titan notes payable	—	(106)
Other expense	$16	$77

The Company continues to record interest and penalties on past due and unpaid payroll tax obligations. During the three months ended March 31, 2016, the Company received waivers of certain interest and penalties on these obligations totaling $0.4 million.

5. INVENTORIES

The components of inventories are summarized below (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$9,671	$7,115
Work in process	3,882	3,918
Finished goods	7,717	7,134
Provision for excess and obsolete inventory	(646)	(504)
Total inventories	$20,624	$17,663

Included in raw materials and finished goods at March 31, 2016 and December 31, 2015 are goods in transit of approximately $2.6 million and $2.1 million, respectively.

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying values of goodwill for the three months ended March 31, 2016, were as follows (in thousands):

	T&D Solutions Segment	Critical Power Solutions Segment	Total Goodwill
Balance as of January 1, 2016	$7,099	$2,969	$10,068
No activity	—	—	—
Balance as of March 31, 2016	$7,099	$2,969	$10,068

Changes in the carrying values of intangible assets for the three months ended March 31, 2016, were as follows (in thousands):

	T&D Solutions Segment	Critical Power Solutions Segment	Total Intangible Assets
Balance as of January 1, 2016	$6,113	$3,843	$9,956
Amortization	(128)	(326)	(454)
Foreign currency translation	8	—	8
Balance as of March 31, 2016	$5,993	$3,517	$9,510

The components of intangible assets as of March 31, 2016 are summarized below (in thousands):

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Customer relationships	7	$7,089	$(2,567)	$—	$4,522
Non-compete agreements	5	635	(308)	—	327
Trademarks	(a)	2,060	(200)	13	1,873
Distributor territory license	4	474	(148)	—	326
Internally developed software	7	289	(52)	—	237
Developed technology	10	492	(64)	—	428
Technology-related industry accreditations	Indefinite	1,795	—	2	1,797
Total intangible assets		$12,834	$(3,339)	$15	$9,510

(a)	Includes $1.8 million of trademarks with an indefinite useful life, and $0.3 million of trademarks that will be fully amortized by December 31, 2016 as a result of the Company’s decision to cease using them.

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below (in thousands):

	March 31, 2016	December 31, 2015
Land	$48	$45
Buildings	2,371	2,224
Machinery and equipment	9,607	9,143
Furniture and fixtures	438	416
Computer hardware and software	1,407	1,334
Leasehold improvements	337	271
Construction in progress	282	375
	14,490	13,808
Less: Accumulated depreciation	(6,996)	(6,459)
Total property, plant and equipment, net	$7,494	$7,349

Depreciation expense was $0.3 million and $0.4 million in the three months ended March 31, 2016 and 2015, respectively.

8. OTHER ASSETS

In December 2011 and January 2012, the Company made two loans, each in the amount of $0.3 million to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers. The full loan receivable is outstanding at March 31, 2016 and December 31, 2015. The Company is actively evaluating its alternatives to either foreclose on its security interests underlying the loans, or otherwise renegotiate and extend them. As the Company does not currently expect repayment of the loans receivable within the next twelve months, they have been classified as long-term in the Company’s Consolidated Balance Sheets.

Also included in Other Assets at March 31, 2016 are deferred financing costs of $0.2 million, and a customer note receivable of $0.2 million as compared to deferred financing costs of $0.2 million and a customer note receivable of $0.2 million at December 31, 2015.

9. DEBT

Canadian Credit Facilities

Our Canadian subsidiaries have maintained credit facilities with Bank of Montreal since October 2009. In June 2011, our wholly owned subsidiary Pioneer Electrogroup Canada Inc. (“PECI”) entered into a letter loan agreement with Bank of Montreal (the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank.

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

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements.

Borrowings under Facility B bear interest at Bank of Montreal’s prime rate plus 1.00% per annum with principal repayments becoming due on a five year amortization schedule.

Borrowings under Facility C are repayable according to a five year principal amortization schedule and bear interest at the following rates: if the funded debt to EBITDA ratio is equal to or greater than 2.00, Bank of Montreal’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars; or, if the funded debt to EBITDA ratio is less than 2.00, Bank of Montreal‘s prime rate plus 1.00% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.00% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars. In addition, Facility C is subject to a standby fee which is calculated monthly using the unused portion of the facility at either 0.625% per annum if the funded debt to EBITDA ratio is equal to or greater than 2.00 or 0.5625% per annum if the funded debt to EBITDA ratio is less than 2.00.

On April 29, 2016, PECI entered into an Amended and Restated Credit Agreement to extend the maturity date of our Canadian credit facilities with the Bank of Montreal until July 31, 2017. This Amended and Restated Credit Agreement amends and restates the existing loan letter agreement and replaces and supersedes the waiver that was to expire on April 30, 2016. This Amended and Restated Credit Agreement also modifies our Canadian credit facilities as follows:

●

Facility A is a $7.0 million CAD demand revolving credit facility (reduced from $10.0 million CAD). The interest rate on Facility A is modified to Bank of Montreal’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.75% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars.

●

Facility B – quarterly principal repayments after April 30, 2016 were reduced to $47,128.88 CAD, with a bullet payment of $141,386.56 CAD due on July 31, 2017. The interest rate on Facility B was modified to Bank of Montreal’s prime rate plus 1.25% per annum.

●

Facility C – quarterly principal repayments after June 30, 2016 were reduced to $36,000 CAD, with a bullet payment of $496,000 CAD due on July 31, 2017. The interest rate on Facility C was modified to Bank of Montreal’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars.

●

The financial covenant testing is modified so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of March 31, 2016. Additionally, defaults relating to the breach of certain financial covenants under the loan letter agreement existing as of December 31, 2015 were waived by the Bank of Montreal, subject to the satisfaction of certain conditions precedent set forth in the Amended and Restated Credit Agreement.

As of March 31, 2016, we had approximately $5.8 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $4.7 million outstanding under Facility A, $0.4 million outstanding under Facility B and $0.7 million outstanding under Facility C.

United States Credit Facilities

On December 2, 2014, the U.S. Facilities were amended in order to provide a $5.0 million term loan facility (Facility B) that was used for the acquisition of Titan. The term loan facility has principal repayments becoming due on a five year amortization schedule.

The U.S. Facilities require us to comply with a two-step test of financial covenants. First, as measured on a consolidated basis, we must comply with a maximum funded debt to adjusted EBITDA ratio of (a) 3.15x for the quarter ended December 31, 2014 and the quarter ended March 31, 2015, (b) 3.25x for the quarter ended June 30, 2015, (c) 3.65x for the quarter ended September 30, 2015, and (d) 2.75x for the quarter ended December 31, 2015 and all testing periods thereafter. Secondly, if the funded debt to adjusted EBITDA tests above are met and our fixed charge coverage ratio is at or above 1.10x for the quarter ended December 31, 2014, and at or above 1.25x for all testing periods thereafter, then no further compliance tests are required.

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

PIONEER POWER SOLUTIONS, INC
Notes to Unaudited Consolidated Financial Statements

On April 29, 2016 we entered into an Amended and Restated Credit Agreement to extend the maturity date of certain of our U.S. credit facilities with the Bank of Montreal until July 31, 2017 as described below.This Amended and Restated Credit Agreement amends and restates the existing credit agreement and replaces and supersedes the waiver that was to expire on April 30, 2016. This Amended and Restated Credit Agreement modifies our U.S. credit facilities as follows:

●	Facility A is a $14.0 million demand revolving credit facility (increased from $10.0 million). Facility A continues to bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans and shall mature on July 31, 2017.
●

Facility B is a $5.0 million term loan facility, of which $4,718,750 was outstanding as of April 29, 2016, with principal payments becoming due on a five year amortization schedule, as adjusted for the reduced quarterly principal repayments of 0.625%, or $31,250, from June 30, 2016 to December 31, 2016. The original amortization schedule will continue to apply to all quarterly principal payments made after December 31, 2016, with no change in the final maturity date of December 2, 2019.

●	A new $100,000 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance day-to-day business expenses of the Company and for no other purpose.
●	The financial covenant testing is also modified so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of March 31, 2016. Additionally, defaults relating to the breach of certain financial covenants under the original credit agreement existing as of December 31, 2015 were waived by the Bank of Montreal, subject to the satisfaction of certain conditions precedent set forth in the Amended and Restated Credit Agreement.

As of March 31, 2016, we had approximately $14.1 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $9.4 million outstanding under Facility A, and $4.7 million outstanding under Facility B.

Nexus Promissory Note

On July 25, 2012, the Company’s Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a $1.65 million term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). The term loan is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. The obligations of Nexus under the term loan are secured by certain machinery and equipment located in Mexico and by a corporate guaranty by the Company. As of March 31, 2016 and December 31, 2015, there was approximately $0.2 million and $0.3 million outstanding, respectively, under the Nexus Promissory Note.

Long-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Term credit facilities	$5,794	$5,942
Nexus promissory note	244	316
Capital lease obligations	6	7
Total debt	6,044	6,265
Less current portion	(795)	(6,244)
Total long-term debt	$5,249	$21

10. OTHER LONG-TERM LIABILITIES

Unpaid and Past Due Payroll Tax Obligations

From January 1, 2014 through September 30, 2016, the Company failed to report and pay its Federal payroll tax obligations. On April 20, 2016, the Company entered into installment payment agreements with the Internal Revenue Service for the payment of delinquent payroll tax liabilities. These agreements encompass approximately 84% of the amounts owed by the Company for delinquent payroll tax liabilities. As shown in the chart below, with the execution of these installment payment agreements the Company reclassified $2.8 million of this liability as long-term indebtedness as of March 31, 2016.

The Company continues to pursue installment payment agreements for two other divisions, Jefferson Electric, Inc and Pioneer Critical Power Inc., as well as abatement of all penalties assessed by the Internal Revenue Service on the delinquent payroll taxes.

During the three months ended March 31, 2016 the Company received waivers of certain interest and penalties on these obligations totaling $0.4 million. The Company had previously recorded these liabilities, resulting in the waivers being recognized as other expense when they were granted.

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

Deferred payments due for Harmonics Acquisition

As consideration for the purchase of Harmonics by the Company, the sellers agreed to defer a portion of the purchase price. These deferred payments to the sellers are to be made annually for a period of five years, with a balloon payment being due at the end of year five for the balance remaining. The annual payments are determined as a percentage of the prior year’s sales dollars of the Harmonics products.

Other long-term liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Past due payroll tax obligations, including interest and penalties	$4,707	$—
Net deferred payments due for Harmonics Acquisition	380	372
Total	5,087	372
Less current portion	(1,950)	—
Total other long-term liabilities	$3,137	$372

11. PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Current service cost, net of employee contributions	$11	$15
Interest cost on accrued benefit obligation	24	27
Expected return on plan assets	(39)	(41)
Amortization of transitional obligation	2	3
Amortization of past service costs	2	2
Amortization of net actuarial gain	8	10
Total cost of benefit	$8	$16

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $22 and $24 of contributions to its defined benefit pension plan during the three months ended March 31, 2016 and 2015, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,699,712 shares of common stock, $0.001 par value per share, outstanding of as of March 31, 2016 and December 31, 2015.

Warrants

As of March 31, 2016 and December 31, 2015, the Company had warrants outstanding to purchase 50,600 shares of common stock with a weighted average exercise price of $7.00 per share. The warrants expire on September 18, 2018. No warrants were exercised during the three months ended March 31, 2016.

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of March 31, 2016, and changes during the three months ended March 31, 2016, are presented below:

	Stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2016	344,733	$9.35		$
Granted	27,000	3.68
Exercised	—	—
Forfeited	(36,667)	9.16
Outstanding as of March 31, 2016	335,066	$8.92	6.5		$83,050
Exercisable as of March 31, 2016	285,400	$9.32	6.0		$40,600

As of March 31, 2016, there were 364,934 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Expense for stock-based compensation recorded for the three months ended March 31, 2016 and 2015 was approximately $54,000 and $60,000, respectively. At March 31, 2016, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $177,000.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in unrealized income of $0.4 million for the three months ended March 31, 2016 and unrealized losses of $1.5 million for the three months ended March 31, 2015.

13. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic and diluted income (loss) per common share is calculated based on the weighted average number of shares outstanding during the period. The Company’s employee and director stock option awards, as well as incremental shares issuable upon exercise of warrants, are not considered in the calculations if the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss)	$569	$(225)

Denominator:
Weighted average basic shares outstanding	8,700	7,406
Effect of dilutive securities - equity based compensation plans	9	—
Denominator for diluted net income (loss) per common share	8,709	7,406

Net income (loss) per common share:
Basic	$0.07	$(0.03)
Diluted	$0.07	$(0.03)

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	314	379
Warrants	51	281

 PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

14. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows ASC 280 Segment Reporting in determining its reportable segments. In December 2014, the Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available. As the Company makes decisions using a products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power Solutions. The Critical Power Solutions reportable segment is comprised of the Company’s Titan Energy Systems Inc. subsidiary. The T&D Solutions reportable segment is an aggregation of all other Company subsidiaries, primarily engaged in the manufacture of electrical transformers and switchgear, together with sales and expenses attributable to the strategic sales group for its T&D Solutions marketing activities. As a result of the restructuring plans implemented during calendar year 2015, the activities of our Pioneer Critical Power switchgear operations have been transferred to the T&D Solutions segment as of January 1, 2016. For comparison purposes, prior periods presented have been adjusted to reflect this reclassification.

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

The following tables present information about segment income and loss (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues
T&D Solutions	$22,264	$23,751
Critical Power Solutions	4,306	5,136
Consolidated	$26,570	$28,887
Depreciation and Amortization
T&D Solutions	$356	$411
Critical Power Solutions	369	357
General Corporate	16	16
Consolidated	$741	$784
Operating Income (Loss)
T&D Solutions	$2,046	$1,264
Critical Power Solutions	(132)	(352)
General Corporate	(820)	(996)
Consolidated	$1,094	$(84)

Revenues are attributable to countries based on the location of the Company’s customers (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$17,553	$18,398
Canada	8,952	10,474
Others	65	15
Total	$26,570	$28,887

15. SUBSEQUENT EVENTS

Credit Facilities

On April 29, 2016 we and PECI entered into an Amended and Restated Credit Agreements to extend the maturity date of our Canadian and certain US credit facilities with the Bank of Montreal until July 31, 2017. These Amended and Restated Credit Agreements replace the waiver that was set to expire on April 30, 2016. These Amended and Restated Credit Agreements modify our credit facilities as follows:

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

Canadian Credit Facilities

•

Facility A is a $7.0 million CAD demand revolving credit facility (reduced from $10.0 million CAD). The interest rate on Facility A is modified to Bank of Montreal’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.75% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars.

•

Facility B – quarterly principal repayments after April 30, 2016 were reduced to $47,128.88 CAD, with a bullet payment of $141,386.56 CAD due on July 31, 2017. The interest rate on Facility B was modified to Bank of Montreal’s prime rate plus 1.25% per annum.

•

Facility C – quarterly principal repayments after June 30, 2016 were reduced to $36,000 CAD, with a bullet payment of $496,000 CAD due on July 31, 2017. The interest rate on Facility C was modified to Bank of Montreal’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars.

•	The financial covenant testing is modified so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of March 31, 2016. Additionally, defaults relating to the breach of certain financial covenants under the loan letter agreement existing as of December 31, 2015 were waived by the Bank of Montreal, subject to the satisfaction of certain conditions precedent set forth in the Amended and Restated Credit Agreement.

United States Credit Facilities

•

Facility A is a $14.0 million demand revolving credit facility (increased from $10.0 million). Facility A continues to bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans and shall mature on July 31, 2017.

•

Facility B is a $5.0 million term loan facility, of which $4,718,750 was outstanding as of April 29, 2016, with principal payments becoming due on a five year amortization schedule, as adjusted for the reduced quarterly principal repayments of 0.625%, or $31,250, from June 30, 2016 to December 31, 2016. The original amortization schedule will continue to apply to all quarterly principal payments made after December 31, 2016, with no change in the final maturity date of December 2, 2019.

•	A new $100,000 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance day-to-day business expenses of the Company and for no other purpose.
•	The financial covenant testing is modified so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of March 31, 2016. Additionally, defaults relating to the breach of certain financial covenants under the original credit agreement existing as of December 31, 2015 were waived by the Bank of Montreal, subject to the satisfaction of certain conditions precedent set forth in the Amended and Restated Credit Agreement.

With the execution of the Amended and Restated Credit Agreements, portions of the credit facilities have been classified as long-term indebtedness on the Company’s Consolidated Balance Sheet as of March 31, 2016.

Installment Payment Plan with the Internal Revenue Service

On April 20, 2016, two divisions of the Company entered into installment payment agreements with the Internal Revenue Service for the payment of delinquent payroll tax liabilities. These agreements encompass approximately 84% of the amounts owed by the Company for delinquent payroll tax liabilities. With the execution of these installment payment agreements, the Company reclassified $2.8 million of this liability as long-term indebtedness as of March 31, 2016.

The Company continues to pursue installment payment agreements for two other divisions, Jefferson Electric, Inc and Pioneer Critical Power Inc., as well as abatement of all penalties assessed by the Internal Revenue Service on the delinquent payroll taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 31, 2016 and is available on the SEC’s website at www.sec.gov.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	We were delinquent in payment of our federal payroll tax obligations and may not be successful in our requests for the abatement of penalties and payment of past due amounts over an extended period for the two divisions that have yet to receive installment payment agreements.
●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.
●	The effects of fluctuations in sales on our business, revenues, expenses, net income, income per share, margins and profitability.
●	Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.
●	We depend on Hydro-Quebec Utility Company and Siemens Industry, Inc. for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company or Siemens Industry, Inc., could have a significant impact on our results of operations.
●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.
●	Our ability to expand our business through strategic acquisitions.
●	Our ability to integrate acquisitions and related businesses.
●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.
●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.
●	Restrictive loan covenants and/or our ability to repay or refinance debt under our credit facilities could limit our future financing options and liquidity position and may limit our ability to grow our business.
●	Our ability to realize revenue reported in our backlog.
●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.
●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.
●	A significant portion of our revenue and expenditures are derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and net income.
●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.
●	Our chairman controls a majority of our voting power, and may have, or may develop in the future, interests that may diverge from yours.
●	Material weaknesses in internal controls.
●	Future sales of large blocks of our common stock may adversely impact our stock price.
●	The liquidity and trading volume of our common stock.

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

Description of Business Segments

We have two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●	Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. The reporting segment is comprised of two primary product categories: electrical transformers and switchgear. These solutions are marketed principally through our Pioneer Transformers Ltd., Jefferson Electric, Inc. and Pioneer CEP brand names. As a result of the restructuring plans implemented during calendar year 2015, the activities of our Pioneer Critical Power switchgear operations have been transferred to the T&D Solutions segment as of January 1, 2016. For comparison purposes, prior periods presented have been adjusted to reflect this reclassification.
●	Our Critical Power Solutions business provides customers with sophisticated power generation equipment and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minneapolis, currently doing business under the Titan Energy Systems Inc. (“Titan”) brand name.

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

	2016			2015
	Balance Sheet	Statements of Operations and Comprehensive Income		Balance Sheet	Statements of Operations and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.7700	$0.7274	$0.7274	$0.7895	$0.8057	$0.8057

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Overview of Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in Note 13 – Business Segment and Geographic Information and in our unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary of operating results during the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues
T&D Solutions	$22,264	$23,751
Critical Power Solutions	4,306	5,136
Consolidated	26,570	28,887
Cost of sales
T&D Solutions	16,806	18,880
Critical Power Solutions	3,850	4,440
Consolidated	20,656	23,320
Gross profit	5,914	5,567
Selling, general and administrative expenses	4,208	5,308
Depreciation and amortization expense	540	514
Restructuring, integration and impairment	119	—
Foreign exchange gain	(47)	(171)
Total operating expenses	4,820	5,651
Operating income (loss)	1,094	(84)
Interest expense	285	154
Other expense	16	77
Income (loss) before taxes	793	(315)
Income tax expense (benefit)	224	(90)
Net income (loss)	$569	$(225)

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters (in thousands):

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
T&D Solutions	$31,647	$24,486	$21,981	$22,142	$21,165
Critical Power Solutions	3,586	4,180	8,047	10,640	9,515
Total order backlog	$35,233	$28,666	$30,028	$32,782	$31,680

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	Variance	%
T&D Solutions
Transformers	$18,377	$21,795	$(3,418)	(15.7)
Switchgear	3,887	1,956	1,931	98.7
	22,264	23,751	(1,487)	(6.3)
Critical Power Solutions
Equipment	2,535	3,165	(630)	(19.9)
Service	1,771	1,971	(200)	(10.1)
	4,306	5,136	(830)	(16.2)
Total revenue	$26,570	$28,887	$(2,317)	(8.0)

For the three months ended March 31, 2016, our consolidated revenue decreased by $2.3 million, or 8.0%, to $26.6 million, down from $28.9 million during the three months ended March 31, 2015.

T&D Solutions. During the three months ended March 31, 2016, revenue from our transformer product lines decreased by $3.4 million, or 15.7%. The decrease was driven by lower sales of our Canadian product lines, which decreased by $2.9 million or 25.0%. Canadian transformer revenue decreased 17.3% on a constant currency basis. This decrease can be traced to the difficult economic conditions existing in Canada, specifically in the oil and gas and mining sectors.

Our sales of T&D switchgear increased by 98.7% to $3.9 million, during the three months ended March 31, 2016, as compared to the same period of the prior year. This increase is the result of the acquisition of Pacific Power, which was acquired in August, 2015. During the three months ended March 31, 2016, sales of these products were $2.1 million.

Critical Power Solutions. Titan is the only business unit in the Critical Power segment. Sales of equipment were down in the current quarter due to an ERP installation by our supplier, resulting in shipment delays. Service revenue was down in the current quarter due to two major customers delaying the start of their commitments.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	Variance	%
T&D Solutions
Gross profit	$5,458	$4,871	$587	12.1
Gross margin %	24.5	20.5	4.0
Critical Power Solutions
Gross profit	456	696	(240)	(34.5)
Gross margin %	10.6	13.6	(3.0)
Consolidated gross profit	$5,914	$5,567	$347	6.2
Consolidated gross margin %	22.3	19.3	3.0

For the three months ended March 31, 2016, our gross margin was 22.3% of revenues, compared to 19.3% during the three months ended March 31, 2015. The 3.0% increase in our consolidated gross margin percentage is explained mostly by the results of our T&D Solutions segment.

T&D Solutions. The 4.0% increase in our T&D Solutions gross margin resulted primarily from a favorable shift in our low voltage transformer margins. This occurred because of outsourcing our high volume standard products to lower cost production facilities in Asia.

Critical Power Solutions. The 3.0% decrease in our Critical Power segment gross margin is due to the delayed start of the service contracts by the two customers. This resulted in fixed costs being incurred without the expected revenue generation.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	Variance	%
T&D Solutions
Selling, general and administrative expense	$3,216	$3,637	$(421)	(11.6)
Depreciation and amortization expense	155	141	14	9.9
Restructuring, integration and impairment	87	—	87	—
Foreign exchange gain	(47)	(171)	124	72.5
Segment operating expense	$3,411	$3,607	$(196)	(5.4)
Critical Power Solutions
Selling, general and administrative expense	$221	$691	$(470)	(68.0)
Depreciation and amortization expense	369	357	12	3.4
Restructuring, integration and impairment	(1)	—	(1)	—
Segment operating expense	$589	$1,048	$(459)	(43.8)
General Corporate
Selling, general and administrative expense	$771	$980	$(209)	(21.3)
Depreciation expense	16	16	—	—
Restructuring, integration and impairment	33	—	33	—
Segment operating expense	$820	$996	$(176)	(17.7)
Consolidated operating expense	$4,820	$5,651	$(831)	(14.7)

Selling, General and Administrative Expense. For the three months ended March 31, 2016, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by approximately $1.1 million, or 20.7%, to $4.2 million, as compared to $5.3 million during the three months ended March 31, 2015. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 15.8% in the 2016 period, as compared to 18.4% in 2015.

The decrease in our selling, general and administrative expense is attributable mostly to headcount reductions in both segments and in our corporate overhead. The decrease in salary and benefits expense was $0.6 million when compared to the 2015 period. The remainder of the decrease was in lower freight expense and professional fees.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of amortization of definite-lived intangible assets, depreciation of fixed assets and excludes amounts included in cost of sales. Depreciation and amortization expense increased by $26 during the three months ended March 31, 2016, primarily as a result of amortization of intangible assets associated with the Harmonics and Pacific acquisitions.

Foreign Exchange (Gain) Loss. During the three months ended March 31, 2016, approximately 26% of our consolidated operating revenues were denominated in Canadian dollars (as compared to 36% in the 2015 period) and most of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended March 31, 2016, we recorded a gain of $47 due to currency fluctuations, compared to a gain of approximately $171 during the three months ended March 31, 2015.

Operating Income (Loss)

The following table represents our operating income or loss by reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015	Variance	%
T&D Solutions	$2,046	$1,264	$782	61.9
Critical Power Solutions	(132)	(352)	220	62.5
General Corporate	(820)	(996)	176	17.7
Total operating income (loss)	$1,094	$(84)	$1,178	1,402.4

T&D Solutions. T&D segment operating income was $2.0 million during the three months ended March 31, 2016, or an increase of $0.8 million versus the prior year period. Improved gross margins provided $0.6 million of this increase, with the balance from decreased operating expenses.

Critical Power Solutions. During the three months ended March 31, 2016, our Critical Power segment generated an operating loss of $0.1 million, as compared to an operating loss of $0.4 million during the same period of the prior year.

General Corporate. Our general corporate expense consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three months ended March 31, 2016, our general corporate operating loss decreased $0.2 million, or 17.7%, primarily due to lower salary and benefits costs.

Non-Operating Expense

Interest Expense. For the three months ended March 31, 2016, interest expense was approximately $0.3 million, as compared to $0.2 million during the three months ended March 31, 2015. The increase in our interest expense was due to higher average borrowings outstanding under our credit facilities during the 2016 period, as compared to 2015.

Income Tax Expense (Benefit). Our effective income tax rate was 28.2% for the three months ended March 31, 2016, as compared to 28.6% in the 2015 period, as set forth below (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Variance
Income (loss) before taxes	$793	$(315)	$1,108
Income tax expense (benefit)	224	(90)	314
Effective income tax rate %	28.2	28.6	(0.4)

Most of our taxable income is derived in Canada where we are subject to lower corporate tax rates relative to our U.S. operations. Our effective income tax rate decreased by 0.4% during the three months ended March 31, 2016, as compared to the same period of the prior year, as a greater proportion of our overall taxable income originated from Canada.

Net Income (Loss)

We generated net income of $0.6 million during the three months ended March 31, 2016, as compared to a net loss of $0.2 million for the three months ended March 31, 2015. Our net income per basic and diluted share for the three months ended March 31, 2016 was $0.07, as compared to a net loss of $0.03 for the three months ended March 31, 2015. The overall increase in our net income was driven mostly by operating improvements in gross margins in our T&D solutions segment and reduced spending as a result of the restructuring and integration plans implemented during the last six months of calendar year 2015.

LIQUIDITY AND CAPITAL RESOURCES

General. At March 31, 2016, we had total debt of $20.2 million and $0.2 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, the borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Used in Operating Activities. Cash used in our operating activities was approximately $4.8 million during the three months ended March 31, 2016, compared to cash used in our operating activities of $0.5 million during the three months ended March 31, 2015. The principal elements of cash provided by operating activities during the three months ended March 31, 2016 were approximately $0.6 million of net income, and $1.3 million of non-cash expenses consisting of depreciation, amortization of intangibles and deferred financing costs, changes in receivable and inventory reserves and stock-based compensation. These sources of cash during the period were offset by $6.7 million of cash used for working capital purposes.

Cash Used in Investing Activities. Cash used in investing activities during the three months ended March 31, 2016 was approximately $0.1 million, as compared to $0.3 million during the three months ended March 31, 2015. During the three months ended March 31, 2016, additions to our property, plant and equipment were $0.1 million.

Cash Provided by (Used in) Financing Activities. Cash provided by our financing activities was approximately $4.4 million during three months ended March 31, 2016, as compared to cash used of $2.6 million during the three months ended March 31, 2015. During the three months ended March 31, 2016, our net cash provided by financing activities included approximately $13.2 million of increased bank overdrafts and borrowings under our credit facilities, offset by payments of $8.8 million on credit facilities.

Working Capital. As of March 31, 2016, we had working capital of $6.0 million, including $0.2 million of cash and equivalents, compared to negative net working capital of $3.4 million, including $0.6 million of cash and equivalents at December 31, 2015. Our current assets were approximately 1.2 times our current liabilities at March 31, 2016, as compared to 0.9 times at December 31, 2015. At March 31, 2016 and December 31, 2015, we had $2.6 million of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Credit Facilities and Long-Term Debt

Amended and Restated Credit Agreements

On April 29, 2016 we and our wholly-owned subsidiary, Pioneer Electrogroup Canada, Inc. (“PECI”), entered into an Amended and Restated Credit Agreements with respect to our existing Canadian and U.S. credit facilities with the Bank of Montreal. These Amended and Restated Credit Agreements extend the maturity date of the Canadian credit facilities and certain U.S. credit facilities to July 31, 2017, replace and supersede the waiver that was set to expire on April 30, 2016 and further modify our existing credit facilities as follows:

Canadian Credit Facilities

●

Facility A is a $7.0 million CAD demand revolving credit facility  (reduced from $10.0 million CAD). The interest rate on Facility A is modified to Bank of Montreal’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.75% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars.

●

Facility B – quarterly principal repayments after April 30, 2016 were reduced to $47,128.88 CAD, with a bullet payment of $141,386.56 CAD due on July 31, 2017. The interest rate on Facility B was modified to Bank of Montreal’s prime rate plus 1.25% per annum.

●

Facility C – quarterly principal repayments after June 30, 2016 were reduced to $36,000 CAD, with a bullet payment of $496,000 CAD due on July 31, 2017. The interest rate on Facility C was modified to Bank of Montreal’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars.

●	The financial covenant testing is modified so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of March 31, 2016. Additionally, defaults relating to the breach of certain financial covenants under PECI's origianl loan letter agreement existing as of December 31, 2015 were waived by the Bank of Montreal, subject to the satisfaction of certain conditions precedent set forth in the Amended and Restated Credit Agreement.

United States Credit Facilities

●

Facility A is  a $14.0 million demand revolving credit facility (increased from $10.0 million). Facility A continues to bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans and shall mature on July 31, 2017.

●

Facility B is a $5.0 million term loan facility, of which $4,718,750 was outstanding as of April 29, 2016, with principal payments becoming due on a five year amortization schedule, as adjusted for the reduced quarterly principal repayments of 0.625%, or $31,250, from June 30, 2016 to December 31, 2016. The original amortization schedule will continue to apply to all quarterly principal payments made after December 31, 2016, with no change in the final maturity date of December 2, 2019.

●	A new $100,000 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance day-to-day business expenses of the Company and for no other purpose.
●	The financial covenant testing is also modified so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of March 31, 2016. Additionally, defaults relating to the breach of certain financial covenants under our original credit agreement existing as of December 31, 2015 were waived by the Bank of Montreal, subject to the satisfaction of certain conditions precedent set forth in the Amended and Restated Credit Agreement.

With the execution of the Amended and Restated Credit Agreements, portions of the credit facilities have been classified as long-term indebtedness on the Company’s Consolidated Balance Sheet as of March 31, 2016.

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

Borrowings under Facility C are repayable according to a five year principal amortization schedule and bear interest at the following rates: if the funded debt to EBITDA ratio is equal to or greater than 2.00, Bank of Montreal’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars; or, if the funded debt to EBITDA ratio is less than 2.00, Bank of Montreal‘s prime rate plus 1.00% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.00% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars. In addition, Facility C is subject to a standby fee which is calculated monthly using the unused portion of the facility at either 0.625% per annum if the funded debt to EBITDA ratio is equal to or greater than 2.00 or 0.5625% per annum if the funded debt to EBITDA ratio is less than 2.00.

On April 29, 2016 we entered into an Amended and Restated Credit Agreement to extend our credit facilities with the Bank of Montreal until July 31, 2017. This Amended and Restated Credit Agreement replaced the waiver that was set to expire on April 30, 2016. This Amended and Restated Credit Agreement modifies our credit facilities as follows:

●

Facility A is a  $7.0 million CAD demand revolving credit facility (reduced from $10.0 million CAD). The interest rate on Facility A is modified to Bank of Montreal’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.75% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars.

●

Facility B – quarterly principal repayments after April 30, 2016 were reduced to $47,128.88 CAD, with a bullet payment of $141,386.56 CAD due on July 31, 2017. The interest rate on Facility B was modified to Bank of Montreal’s prime rate plus 1.25% per annum.

●

Facility C – quarterly principal repayments after June 30, 2016 were reduced to $36,000 CAD, with a bullet payment of $496,000 CAD due on July 31, 2017. The interest rate on Facility C was modified to Bank of Montreal’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars.

●

The financial covenant testing is modified so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of March 31, 2016. Additionally, defaults relating to the breach of certain financial covenants under PECI’s original loan letter agreement existing as of December 31, 2015 were waived by the Bank of Montreal, subject to the satisfaction of certain conditions precedent set forth in the Amended and Restated Credit Agreement.

As of March 31, 2016, we had approximately $5.8 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $4.7 million outstanding under Facility A, $0.4 million outstanding under Facility B and $0.7 million outstanding under Facility C.

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

The U.S. Facilities require us to comply with a two-step test of financial covenants. First, as measured on a consolidated basis, we must comply with a maximum funded debt to adjusted EBITDA ratio of (a) 3.15x for the quarter ended December 31, 2014 and the quarter ended March 31, 2015, (b) 3.25x for the quarter ended June 30, 2015, (c) 3.65x for the quarter ended September 30, 2015, and (d) 2.75x for the quarter ended December 31, 2015 and all testing periods thereafter. Secondly, if the funded debt to adjusted EBITDA tests above are met and our fixed charge coverage ratio is at or above 1.10x for the quarter ended December 31, 2014, and at or above 1.25x for all testing periods thereafter, then no further compliance tests are required.

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

On April 29, 2016, we entered into an Amended and Restated Credit Agreement to extend certain of our U.S. credit facilities with the Bank of Montreal until July 31, 2017. This Amended and Restated Credit Agreement replaced the waiver that was set to expire on April 30, 2016. This Amended and Restated Credit Agreement modifies our credit facilities as follows:

●

Facility A is a $14.0 million demand revolving credit facility (increased from $10.0 million). Facility A continues to bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans and shall mature on July 31, 2017.

●

Facility B is a $5.0 million term loan facility, of which $4,718,750 was outstanding as of April 29, 2016, with principal payments becoming due on a five year amortization schedule, as adjusted for the reduced quarterly principal repayments of 0.625%, or $31,250, from June 30, 2016 to December 31, 2016. The original amortization schedule will continue to apply to all quarterly principal payments made after December 31, 2016, with no change in the final maturity date of December 2, 2019.

●	A new $100,000 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance day-to-day business expenses of the Company and for no other purpose.
●

The financial covenant testing is also modified so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of March 31, 2016. Additionally, defaults relating to the breach of certain financial covenants under our original credit agreement existing as of December 31, 2015 were waived by the Bank of Montreal, subject to the satisfaction of certain conditions precedent set forth in the Amended and Restated Credit Agreement.

As of March 31, 2016, we had approximately $14.1 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $9.4 million outstanding under Facility A, and $4.7 million outstanding under Facility B.

Nexus Promissory Note

On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. In December 2013, we elected to make a $250,000 advance payment against the Nexus Promissory Note. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. During the fourth quarter of 2013, we prepaid $250,000 of the term loan and as of March 31, 2016 and December 31, 2015, there was approximately $0.2 million and $0.3 million outstanding, respectively.

Capital Lease Obligations

As of March 31, 2016 and December 31, 2015, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $0.1 million during the three months ended March 31, 2016, as compared to $0.2 million during the three months ended March 31, 2015. We have no major future capital projects planned, or significant replacement spending anticipated during 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we have elected scaled disclosure obligations and therefore are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2015, continued to exist and were still considered material weaknesses in our internal control over financial reporting at March 31, 2016.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015, the end of the period covered by the Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of December 31, 2015, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

Remediation Plan

As of March 31, 2016, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically:

●	We have contracted with a third party to process our payroll, prepare all payroll reports and timely remit payroll taxes to the appropriate tax authorities.
●	We have approved a plan that provides for the recruitment of new senior personnel at our reporting unit locations, as well as additional training for existing accounting staff as it relates to our financial reporting requirements.
●	Members of management and the accounting staff have and will receive additional training related to policies, procedures and internal controls, including Pioneer’s policies regarding monthly reconciliations and supervisory review procedures for all significant accounts.
●	Additional training has and will be provided to financial and non-financial personnel related to the ERP business system that was implemented at Bemag Transformer and Pioneer Critical Power to foster utilization of tools available for timely review of production runs and projects in progress.
●	Our corporate accounting group, assisted by an independent consulting firm that has been engaged, will review and assess progress on the remediation plan noted above.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting. Through the actions in the remediation plan reported in our Annual Report on Form 10-K for the year ended December 31, 2015, and new actions which have since been initiated, we believe that we are addressing the deficiencies that affected our internal control over financial reporting for the year then ended. The new actions initiated are a component part of our restructuring and integration plan, designed to reduce the number of our production facilities from six locations to three. As a result, the controls and procedures which were previously identified as ineffective at our Bemag Transformer and Pioneer Critical Power reporting units will become inapplicable, as performance of their relevant business activities is transferred to other Pioneer locations having suitable entity-level controls and financial closing and reporting processes. Until the remediation plan is fully implemented and operating for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable.

Changes in Internal Control over Financial Reporting

Other than changes that have been enacted pursuant to our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. Except as set forth below, as  of the date of this filing, we are not party to any material litigation nor are we aware of any such threatened or pending legal proceedings that we believe could have a material adverse effect on our business, financial condition or operating results.

There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

PIONEER POWER SOLUTIONS, INC.

Date: May 13, 2016	By:	/s/ Nathan J. Mazurek
	Name:	Nathan J. Mazurek
	Title:	Chief Executive Officer

Date: May 13, 2016		/s/ Thomas Klink
	Name:	Thomas Klink
	Title:	Chief Financial Officer
(Principal Financial Officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

10.1	Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Power Solutions, Inc., the guarantors from time to time party thereto and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

10.2	Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Electrogroup Canada, Inc., the guarantors from time to time party thereto and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.