Form 10-Q/A
period 2016-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2016-07-08
CIK 1449792

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

Yes☒   No ☐

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

EXPLANATORY NOTE

Pioneer Power Solutions, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its quarterly report on Form 10-Q for the quarterly period ended March 31, 2016, which was originally filed on May 13, 2016 (the “Original Form 10-Q Filing”), to amend Item 4 in Part I, “Controls and Procedures—Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures”, to disclose the conclusions of the Company’s principal executive and principal officers regarding the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we have set forth the complete text of Item 4, which shall amend and restate Item 4 in the Original Form 10-Q Filing in its entirety. We are also including with this Amendment the complete text of Item 6 of the Original Filing as amended. Except as described above, no other changes have been made to the Original Form 10-Q Filing. This Form 10-Q/A speaks as of the filing date of the Original Form 10-Q Filing and has not been updated to reflect events occurring subsequent to the date of the Original Form 10-Q Filing. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Form 10-Q Filing and our other filings with the SEC subsequent to the filing of the Original Form 10-Q Filing. As required by Rule 12b-15 promulgated under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

PART I – FINANCIAL INFORMATION

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

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of March 31, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

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

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q/A for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: July 8, 2016	/s/ Nathan J. Mazurek
Nathan J. Mazurek
Chief Executive Officer

Date: July 8, 2016	/s/ Thomas Klink
Thomas Klink Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

10.1	Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Power Solutions, Inc., the guarantors from time to time party thereto and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

10.2	Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Electrogroup Canada, Inc., the guarantors from time to time party thereto and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

_______________

* Filed herewith.

** Exhibits were previously filed with the Form 10-Q of Pioneer Power Solutions, Inc. for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on May 13, 2016.