Form 10-Q
period 2016-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2016-08-12
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, as of August 12, 2016 was 8,699,712.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended June 30, 2016

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015
Revenues	$29,930	$26,460	$56,500	$55,348
Cost of goods sold	23,803	21,392	44,459	44,713
Gross profit	6,127	5,068	12,041	10,635
Operating expenses
Selling, general and administrative	4,724	5,676	9,472	11,497
Restructuring and integration	62	—	181	—
Foreign exchange (gain) loss	(43)	79	(90)	(92)
Total operating expenses	4,743	5,755	9,563	11,405
Operating income (loss)	1,384	(687)	2,478	(770)
Interest expense	310	179	595	333
Other expense	275	186	290	263
Income (loss) before taxes	799	(1,052)	1,593	(1,366)
Income tax expense (benefit)	605	(235)	830	(324)
Net income (loss)	$194	$(817)	$763	$(1,042)

Net income (loss) per common share:
Basic	$0.02	$(0.11)	$0.09	$(0.14)
Diluted	$0.02	$(0.11)	$0.09	$(0.14)

Weighted average common shares outstanding:
Basic	8,700	7,406	8,700	7,406
Diluted	8,706	7,406	8,706	7,406

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$194	$(817)	$763	$(1,042)
Other comprehensive income (loss)
Foreign currency translation adjustments	117	263	592	(1,246)
Amortization of net prior service costs and net actuarial losses, net of tax	(38)	(40)	(141)	51
Other comprehensive income (loss)	79	223	451	(1,195)
Comprehensive income (loss)	$273	$(594)	$1,214	$(2,237)

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,452	$648
Accounts receivable, net	18,969	14,223
Inventories, net	25,869	17,663
Income taxes receivable	692	576
Prepaid expenses and other current assets	2,207	1,759
Total current assets	51,189	34,869
Property, plant and equipment, net	7,253	7,349
Deferred income taxes	4,783	3,642
Other assets	1,077	1,055
Intangible assets, net	9,088	9,956
Goodwill, net	10,068	10,068
Total assets	$83,458	$66,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$3,407	$1,923
Revolving credit facilities	16,885	9,874
Short term borrowings	4,919	—
Accounts payable and accrued liabilities	17,645	20,030
Current maturities of long-term debt and capital lease obligations	742	6,244
Income taxes payable	715	237
Total current liabilities	44,313	38,308
Long-term debt, net of current maturities	5,053	21
Pension deficit	180	63
Other long-term liabilities	2,994	372
Deferred income taxes	2,304	781
Total liabilities	54,844	39,545
Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.001; 30,000,000 shares authorized; 8,699,712 shares issued and outstanding	9	9
Additional paid-in capital	23,159	23,153
Accumulated other comprehensive loss	(5,218)	(5,669)
Retained earnings	10,664	9,901
Total stockholder’ equity	28,614	27,394
Total liabilities and stockholders’ equity	$83,458	$66,939

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net income (loss)	$763	$(1,042)
Depreciation	616	708
Amortization of intangible assets	877	869
Amortization of deferred financing costs	75	64
Deferred income tax expense (benefit)	369	(1,030)
Change in receivable reserves	189	4
Change in inventory reserves	28	(136)
Accrued pension	(34)	22
Stock-based compensation	6	117
Loss on disposition of fixed assets	77	—
Foreign currency remeasurement loss	(7)	(87)
Changes in current operating assets and liabilities:
Accounts receivable	(4,625)	(2,387)
Inventories	(7,747)	(1,551)
Prepaid expenses and other assets	(375)	75
Income taxes	376	443
Accounts payable and accrued liabilities	(2,622)	2,678
Net cash used in operating activities	(12,034)	(1,253)

Investing activities
Additions to property, plant and equipment, net of proceeds from sale	(317)	(595)
Proceeds from sale of fixed assets	7	—
Business acquisitions, net of cash acquired	—	(93)
Notes receivable	—	(88)
Net cash used in investing activities	(310)	(776)

Financing activities
Increase in bank overdrafts	1,416	979
Increase in short term borrowings	4,919	—
Borrowings under debt agreement	26,809	14,486
Repayments of debt	(17,796)	(16,605)
Payment of deferred financing costs	(113)	(40)
Repayment of financing obligation	—	(152)
Net cash provided by (used in) financing activities	15,235	(1,332)

Increase (decrease) in cash and cash equivalents	2,891	(3,361)
Effect of foreign exchange on cash and cash equivalents	(87)	(471)

Cash and cash equivalents
Beginning of year	648	3,832
End of period	$3,452	$—

Non-cash investing activities:
Forgiveness of indebtedness due to purchaser	$—	$609

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

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of June 30, 2016. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

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

As implementation of remediation plans discussed in Item 4 – Controls and Procedures continues, we determined that there were inconsistencies in classification of expenses between our business units. As a result, we have reclassified certain expenses from cost of goods sold to operating expenses for the current period. We have made the same reclassification to the results for the three month period ended June 30, 2015, resulting in an increase to gross profit of $141, or 0.5% as a percentage of sales for this period. We have made the same reclassification to the results for the six month period ended June 30, 2015, resulting in an increase to gross profit of $309, or 0.6% as a percentage of sales for this period.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the Company’s accounting policies during the second quarter of 2016.

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

As of June 30, 2016, the Company has finalized the purchase price allocation for Harmonics while the Pacific purchase price allocation presented above is preliminary.

The acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices exceeded the net tangible asset values, and reflects the future net income and cash flow potential of the acquired businesses.

The following table summarizes the major classes of intangible assets arising from the acquisition of Harmonics and Pacific, their respective amortization periods, and the amount of amortization expense recognized during the six months ended June 30, 2016 (in thousands):

	Weighted Average Amortization Years	Harmonics Acquisition
Acquired Intangible Assets
Customer relationships	10	$319
Non-compete agreements	5	75
Developed technology	10	492
Trademark	Indefinite	26
Technology-related industry accreditations	Indefinite	83
		$995

Amortization expense recorded during the six months ended June 30, 2016		$47

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

	Weighted Average Amortization Years	Pacific Acquisition
Acquired Intangible Assets
Customer relationships	7	$400
Non-compete agreements	7	100
Technology-related industry accreditations	Indefinite	1,000
		$1,500

Amortization expense recorded during the six months ended June 30, 2016		$36

The Company reported Harmonics and Pacific results of operations in the T&D Solutions segment for the six months ended June 30, 2016.

4. OTHER EXPENSE

Other expense in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Accrued interest and penalties, net	$94	$—	$(45)	$—
Acquisition transaction and other expenses	181	186	335	263
Other expense	$275	$186	$290	$263

The Company continues to record interest and penalties on past due and unpaid payroll tax obligations. During the six months ended June 30, 2016, the Company received waivers of certain interest and penalties on these obligations totaling $0.4 million.

5.  INVENTORIES

The components of inventories are summarized below (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$11,467	$7,115
Work in process	5,116	3,918
Finished goods	9,820	7,134
Provision for excess and obsolete inventory	(534)	(504)
Total inventories	$25,869	$17,663

Included in raw materials and finished goods at June 30, 2016 and December 31, 2015 are goods in transit of approximately $4.2 million and $2.1 million, respectively.

During the quarter, $4.6 million of raw materials not pledged to our secured creditor were used as collateral to secure short term borrowings under a product financing arrangement.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying values of goodwill for the six months ended June 30, 2016, were as follows (in thousands):

	T&D	Critical Power
	Solutions	Solutions	Total
	Segment	Segment	Goodwill
Gross Goodwill:
Balance as of January 1, 2016	$7,733	$3,311	$11,044
Foreign currency translation	70	—	70
Balance as of June 30, 2016	$7,803	$3,311	$11, 114
Accumulated impairment losses:
Balance as of January 1, 2016	$(976)	$—	$(976)
Foreign currency translation	(70)	—	(70)
Balance as of June 30, 2016	$(1,046)	$—	$(1,046)

Net Goodwill	$6,757	$3,311	$10,068

Changes in the carrying values of intangible assets for the six months ended June 30, 2016, were as follows (in thousands):

	T&D Solutions Segment	Critical Power Solutions Segment	Total Intangible Assets
Balance as of January 1, 2016	$6,113	$3,843	$9,956
Amortization	(257)	(620)	(877)
Foreign currency translation	9	—	9
Balance as of June 30, 2016	$5,865	$3,223	$9,088

The components of intangible assets as of June 30, 2016 are summarized below (in thousands):

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Customer relationships	7	$7,089	$(2,908)	$—	$4,181
Non-compete agreements	5	636	(329)	—	307
Trademarks	(a)	2,061	(209)	12	1,864
Distributor territory license	4	474	(178)	—	296
Internally developed software	7	289	(62)	—	227
Developed technology	10	492	(76)	—	416
Technology-related industry accreditations	Indefinite	1,794	—	3	1,797
Total intangible assets		$12,835	$(3,762)	$15	$9,088

(a)	Includes $1.8 million of trademarks with an indefinite useful life, and $0.3 million of trademarks that will be fully amortized by December 31, 2016 as a result of the Company’s decision to cease using them.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below (in thousands):

	June 30, 2016	December 31, 2015
Land	$48	$45
Buildings	2,384	2,224
Machinery and equipment	9,599	9,143
Furniture and fixtures	430	416
Computer hardware and software	1,230	1,334
Leasehold improvements	458	271
Construction in progress	42	375
	14,191	13,808
Less: Accumulated depreciation	(6,938)	(6,459)
Total property, plant and equipment, net	$7,253	$7,349

Depreciation expense was $0.6 million and $0.7 million in the six months ended June 30, 2016 and 2015, respectively.

8. OTHER ASSETS

In December 2011 and January 2012, the Company made two loans, each in the amount of $0.3 million to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers. The full loan receivable is outstanding at June 30, 2016 and December 31, 2015. The Company is actively evaluating its alternatives to either foreclose on its security interests underlying the loans, or otherwise renegotiate and extend them. As the Company does not currently expect repayment of the loans receivable within the next twelve months, they have been classified as long-term in the Company’s Consolidated Balance Sheets.

Also included in Other Assets at June 30, 2016 are deferred financing costs of $0.3 million, and a customer note receivable of $0.2 million as compared to deferred financing costs of $0.2 million and a customer note receivable of $0.2 million at December 31, 2015.

9. DEBT

Canadian Credit Facilities

Our Canadian subsidiaries have maintained credit facilities with Bank of Montreal since October 2009. In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc. (“PECI”), entered into an Amended and Restated Credit Agreement (“ARCA”) with Bank of Montreal (the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank This ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank existing as of December 31, 2015 were waived by the Bank of Montreal, subject to the satisfaction of certain conditions precedent set forth in the ARCA.

Our Canadian Facilities provide for up to $8.1 million Canadian dollars (“CAD”) (approximately $6.3 million expressed in U.S. dollars) consisting of a $7.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $0.5 million CAD term credit facility (“Facility B”) that financed a plant expansion, and a $0.7 million USD term credit facility (“Facility C”) that financed a business acquisition and the purchase and expansion of its manufacturing facilities.

Facility A is subject to margin criteria and borrowings bear interest at Bank of Montreal’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.75% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

Borrowings under Facility B bear interest at Bank of Montreal’s prime rate plus 1.25% per annum with principal repayments becoming due on a five year amortization schedule. Quarterly principal repayments were reduced to $47,128.88 CAD, with a bullet payment of $141,386.56 CAD due on July 31, 2017.

Borrowings under Facility C bear interest at Bank of Montreal’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars. A principal repayment at June 30, 2016 is $72,000 USD, with quarterly principal repayments beginning on October 31, 2016 reduced to $36,000 USD, with a bullet payment of $496,000 USD due on July 31, 2017.

The ARCA modified financial covenant testing so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of June 30, 2016.

As of June 30, 2016, we had approximately $4.8 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $3.9 million outstanding under Facility A, $0.3 million outstanding under Facility B and $0.6 million outstanding under Facility C.

United States Credit Facilities

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with Bank of Montreal (the “U.S. Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank existing as of December 31, 2015 were waived by the Bank of Montreal, subject to the satisfaction of certain conditions precedent set forth in the US ARCA.

Our U.S. Facilities provide for up to $19.1 million U.S. dollars (“USD”) consisting of a $14.0 million USD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $5.0 million USD term credit facility (“Facility B”) that financed the acquisition of Titan, and a new $100,000 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance day-to-day business expenses of the Company and for no other purpose.

Facility A continues to bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans and shall mature on July 31, 2017.

Borrowings under Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Quarterly principal repayments were reduced to $31,250 USD for calendar year 2016. The original amortization schedule will continue to apply to all quarterly principal payments made after December 31, 2016, with no change in the final maturity date of December 2, 2019.

The ARCA modified financial covenant testing so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of June 30, 2016.

Our obligations under the U.S. Facilities are guaranteed by all our wholly-owned U.S. subsidiaries. In addition, we and our wholly-owned U.S. subsidiaries granted a security interest in substantially all of our assets, including 65% of the shares of Pioneer Electrogroup Canada Inc. held by us, to secure our obligations for borrowed money under the U.S. Facilities.

As of June 30, 2016, we had approximately $17.7 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $13.0 million outstanding under Facility A, and $4.7 million outstanding under Facility B.

Nexus Promissory Note

On July 25, 2012, the Company’s Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a $1.65 million term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). The term loan is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. The obligations of Nexus under the term loan are secured by certain machinery and equipment located in Mexico and by a corporate guaranty by the Company. As of June 30, 2016 and December 31, 2015, there was approximately $0.2 million and $0.3 million outstanding, respectively, under the Nexus Promissory Note.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

Long-term debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Term credit facilities	$5,619	$5,942
Nexus promissory note	171	316
Capital lease obligations	5	7
Total debt	5,795	6,265
Less current portion	(742)	(6,244)
Total long-term debt	$5,053	$21

10. OTHER LONG-TERM LIABILITIES

Unpaid and Past Due Payroll Tax Obligations

From January 1, 2014 through September 30, 2015, the Company failed to report and pay its Federal payroll tax obligations. During this fiscal quarter, the Company entered into installment payment agreements with the Internal Revenue Service for the payment of delinquent payroll tax liabilities. These agreements encompass approximately 97% of the amounts owed by the Company for delinquent payroll tax liabilities. As shown in the chart below, with the execution of these installment payment agreements the Company reclassified $2.6 million of this liability as long-term indebtedness, while $2.0 million of the delinquent payroll tax obligations are included in the accrued liabilities as of June 30, 2016.

The Company continues to pursue installment payment agreements for our Pioneer Critical Power Inc. division, as well as abatement of all penalties assessed by the Internal Revenue Service on the delinquent payroll taxes.

During the six months ended June 30, 2016 the Company received waivers of certain interest and penalties on these obligations totaling $0.4 million. The Company had previously recorded these liabilities, resulting in the waivers being recognized as other expense when they were granted.

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

Other long-term liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Past due payroll tax obligations, including interest and penalties	$4,592	$—
Net deferred payments due for Harmonics Acquisition	352	372
Total	4,944	372
Less current portion	1,950	—
Total other long-term liabilities	$2,994	$372

11. PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Current service cost, net of employee contributions	$12	$14	$23	$29
Interest cost on accrued benefit obligation	26	27	50	55
Expected return on plan assets	(41)	(44)	(80)	(85)
Amortization of transitional obligation	3	3	5	5
Amortization of past service costs	3	2	5	4
Amortization of net actuarial gain	10	9	18	19
Total cost of benefit	$13	$11	$21	$27

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $54 and $59 of contributions to its defined benefit pension plan during the six months ended June 30, 2016 and 2015, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,699,712 shares of common stock, $0.001 par value per share, outstanding of as of June 30, 2016 and December 31, 2015.

Warrants

As of June 30, 2016 and December 31, 2015, the Company had warrants outstanding to purchase 50,600 shares of common stock with a weighted average exercise price of $7.00 per share. The warrants expire on September 18, 2018. No warrants were exercised during the six months ended June 30, 2016.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of June 30, 2016, and changes during the six months ended June 30, 2016, are presented below:

	Stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2016	344,733	$9.35		$
Granted	27,000	3.68
Exercised	—	—
Forfeited	(118,333)	9.34
Outstanding as of June 30, 2016	253,400	$8.75	6.4		$75,590
Exercisable as of June 30, 2016	203,733	$9.29	5.8		$30,500

As of June 30, 2016, there were 446,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three and six months ended June 30, 2016 was approximately ($47,000) and $6,000, respectively, as compared to the expense of $57,000 and $117,000, respectively, during the three and six month ended June 30, 2015. For the three month and six months ended June 30, 2016, the expense reversal is primarily the result of forfeitures of previously expensed awards to our former Chief Financial Officer. At June 30, 2016, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $100,000.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in unrealized income of $0.6 million for the six months ended June 30, 2016 and unrealized losses of $1.2 million for the six months ended June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$194	$(817)	$763	$(1,042)

Denominator:
Weighted average basic shares outstanding	8,700	7,406	8,700	7,406
Effect of dilutive securities - equity based compensation plans	6	—	6	—
Denominator for diluted net income (loss) per common share	8,706	7,406	8,706	7,406

Net income (loss) per common share:
Basic	$0.02	$(0.11)	$0.09	$(0.14)
Diluted	$0.02	$(0.11)	$0.09	$(0.14)

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	192	349	192	349
Warrants	51	51	51	51

14. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

The following tables present information about segment income and loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
T&D Solutions
Transformers	$22,118	$19,298	$40,495	$41,163
Switchgear	2,720	1,729	6,607	3,615
	24,838	21,027	47,102	44,778
Critical Power Solutions
Equipment	3,323	3,423	5,858	6,589
Service	1,769	2,010	3,540	3,981
	5,092	5,433	9,398	10,570
Consolidated	$29,930	$26,460	$56,500	$55,348

Depreciation and Amortization
T&D Solutions	$396	$416	$753	$827
Critical Power Solutions	339	360	708	717
Unallocated Corporate Expenses	18	17	33	33
Consolidated	$753	$793	$1,494	$1,577

Operating Income (Loss)
T&D Solutions	$2,034	$112	$4,081	$1,481
Critical Power Solutions	44	(263)	(89)	(602)
Unallocated Corporate Overhead Expenses	(694)	(536)	(1,514)	(1,649)
Consolidated	$1,384	$(687)	$2,478	$(770)

Revenues are attributable to countries based on the location of the Company’s customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$20,919	$16,001	$38,472	$34,399
Canada	9,011	10,110	17,963	20,585
Others	—	349	65	364
Total	$29,930	$26,460	$56,500	$55,348

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	We were delinquent in payment of our federal payroll tax obligations and may not be successful in our requests for the abatement of penalties.
•	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.
•	The effects of fluctuations in sales on our business, revenues, expenses, net income, income per share, margins and profitability.
•	Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.
•	We depend on Hydro-Quebec Utility Company and Siemens Industry, Inc. for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company or Siemens Industry, Inc., could have a significant impact on our results of operations.
•	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.
•	Our ability to expand our business through strategic acquisitions.
•	Our ability to integrate acquisitions and related businesses.
•	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.
•	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.
•	Restrictive loan covenants and/or our ability to repay or refinance debt under our credit facilities could limit our future financing options and liquidity position and may limit our ability to grow our business.
•	Our ability to realize revenue reported in our backlog.
•	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.
•	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.
•	A significant portion of our revenue and expenditures are derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and net income.
•	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.
•	Our chairman controls a majority of our voting power, and may have, or may develop in the future, interests that may diverge from yours.
•	Material weaknesses in internal controls.
•	Future sales of large blocks of our common stock may adversely impact our stock price.
•	The liquidity and trading volume of our common stock.

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

Business Overview

We manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. Our principal products and services include custom-engineered electrical transformers, switchgear and engine-generator sets and controls, complemented by a national field-service network to maintain and repair power generation assets. We are headquartered in Fort Lee, New Jersey and operate from 12 additional locations in the U.S., Canada and Mexico for manufacturing, service, centralized distribution, engineering, sales and administration.

Description of Business Segments

We have two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

•	Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. The reporting segment is comprised of two primary product categories: electrical transformers and switchgear. These solutions are marketed principally through our Pioneer Transformers Ltd., Jefferson Electric, Inc. and Pioneer CEP brand names. As a result of the restructuring plans implemented during calendar year 2015, the activities of our Pioneer Critical Power switchgear operations have been transferred to the T&D Solutions segment as of January 1, 2016. For comparison purposes, prior periods presented have been adjusted to reflect this reclassification.
•	Our Critical Power Solutions business provides customers with sophisticated power generation equipment and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minneapolis, currently doing business under the Titan Energy Systems Inc. (“Titan”) brand name.

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

	2016			2015
	Balance Sheet	Statements of Operations and Comprehensive Income		Balance Sheet	Statements of Operations and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.7700	$0.7274	$0.7274	$0.7895	$0.8057	$0.8057
June 30	$0.7742	$0.7760	$0.7509	$0.8006	$0.8134	$0.8095

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Overview of First Half Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in Note 14 – Business Segment and Geographic Information and in our unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary of operating results during the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
T&D Solutions	$24,838	$21,027	$47,102	$44,778
Critical Power Solutions	5,092	5,433	9,398	10,570
Consolidated	29,930	26,460	56,500	55,348
Cost of sales
T&D Solutions	19,503	17,003	36,309	35,883
Critical Power Solutions	4,300	4,389	8,150	8,830
Consolidated	23,803	21,392	44,459	44,713
Gross profit	6,127	5,068	12,041	10,635
Selling, general and administrative expenses	4,184	5,155	8,390	10,463
Depreciation and amortization expense	541	521	1,081	1,034
Restructuring and integration	61	—	182	—
Foreign exchange gain	(43)	79	(90)	(92)
Total operating expenses	4,743	5,755	9,563	11,405
Operating income (loss)	1,384	(687)	2,478	(770)
Interest expense	310	179	595	333
Other expense	275	186	290	263
Income (loss) before taxes	799	(1,052)	1,593	(1,366)
Income tax expense (benefit)	605	(235)	830	(324)
Net income (loss)	$194	$(817)	$763	$(1,042)

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters (in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
T&D Solutions	$33,653	$31,647	$24,487	$21,981	$22,142
Critical Power Solutions	4,146	3,586	4,180	8,047	10,640
Total order backlog	$37,799	$35,233	$28,667	$30,028	$32,782

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Variance	%	2016	2015	Variance	%
T&D Solutions
Transformers	$22,118	$19,298	$2,820	14.6	$40,495	$41,163	$(668)	(1.6)
Switchgear	2,720	1,729	991	57.3	6,607	3,615	2,992	82.8
	24,838	21,027	3,811	18.1	47,102	44,778	2,324	5.2
Critical Power Solutions
Equipment	3,323	3,423	(100)	(2.9)	5,858	6,589	(731)	(11.1)
Service	1,769	2,010	(241)	(12.0)	3,540	3,981	(441)	(11.1)
	5,092	5,433	(341)	(6.3)	9,398	10,570	(1,172)	(11.1)
Total revenue	$29,930	$26,460	$3,470	13.1	$56,500	55,348	$1,152	2.1

For the three months ended June 30, 2016, our consolidated revenue increased by $3.5 million, or 13.1%, to $29.9 million, up from $26.5 million during the three months ended June 30, 2015. For the six months ended June 30, 2016, our consolidated revenue increased by $1.2 million, or 2.1%, to $56.5 million, up from $55.3 million during the six months ended June 30, 2015.

T&D Solutions. During the three months ended June 30, 2016, revenue from our transformer product lines increased by $2.8 million, or 14.6%. The increase was driven by higher sales of our dry type product lines, which increased by $3.0 million or 25.9%. For the six months ended June 30, 2016, revenue from our Canadian transformer product lines decreased by $3.3 million, or 14.7%. This decrease was offset by higher sales of our US dry type transformers.

Our sales of T&D switchgear increased by 57.3% to $2.7 million, during the three months ended June 30, 2016, as compared to the same period of the prior year. This increase is the result of higher sales of our low voltage switchgear products, which accounted for the entire increase. During the three months ended June 30, 2016, sales of these products were $2.7 million. For the six months ended June 30, 2016, our switchgear sales increased $3.0 million when compared to the same period last year. This increase is primarily the result of our acquisition of Pacific Power, which was acquired in August, 2015. During the six months ended June 30, 2016, sales of these products were $2.2 million.

Critical Power Solutions. Titan is the only business unit in the Critical Power segment. For the three months ended June 30, 2016, equipment sales were down $100,000 as compared to the same period in the prior year. This decrease is from the closure of our New Jersey operations during the second half of 2015. For the six months ended June 30, 2016, equipment sales were down $731,000 compared to the same period in 2015. In addition to the closure of the New Jersey operations, the installation of an ERP solution by our supplier resulted in shipment delays during this the six months ended June 30, 2016

For the three months ended June 30, 2016, service revenue was down $241,000 as compared to the same period in the prior year. This decrease is from one of our major service customers delaying the start of their annual contract. For the six months ended June 30, 2016, service revenue was down $441,000 compared to the same period in 2015. This decrease is the result of two major customers delaying the start of their commitments.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Variance	%	2016	2015	Variance	%
T&D Solutions
Gross profit	$5,335	$4,024	$1,311	32.6	$10,793	$8,895	$1,898	21.3
Gross margin %	21.5	19.1	2.4		22.9	19.9	3.0

Critical Power Solutions
Gross profit	792	1,044	(252)	(24.1)	1,248	1,740	(492)	(28.3)
Gross margin %	15.6	19.2	(3.6)		13.3	16.5	(3.2)

Consolidated gross profit	$6,127	$5,068	$1,059	20.9	$12,041	$10,635	$1,406	13.2
Consolidated gross margin %	20.5	19.2	1.3		21.3	19.2	2.1

For the three months ended June 30, 2016, our gross margin was 20.5% of revenues, compared to 19.2% during the three months ended June 30, 2015. For the six months ended June 30, 2016, our gross margin was 21.3% of revenues, compared to 19.2% during the six months ended June 30, 2015. The 1.3% increase in our consolidated gross margin percentage is explained mostly by the results of our T&D Solutions segment.

T&D Solutions. During the three months ended June 30, 2016 the 2.4% increase in our T&D Solutions gross margin resulted primarily from a favorable shift in our switchgear margins. This occurred because of the shift towards higher margin switchgear products from lower margin enclosures.

For the six months ended June 30, 2016 the 3.0% increase in our T&D Solutions gross margin resulted primarily from a favorable shift in our low voltage transformer margins, occurring because of outsourcing our high volume standard products to lower cost production facilities in Asia and the shift towards more profitable switchgear business.

Critical Power Solutions. During the three months and six months ended June 30, 2016, the 3.6% and 3.2% decrease, respectively, in our Critical Power segment gross margin is due to the delayed start of the service contracts by the two customers. This resulted in fixed costs being incurred without the expected revenue generation.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Variance	%	2016	2015	Variance	%
T&D Solutions
Selling, general and administrative expense	$3,104	$3,678	$(574)	(15.6)	$6,320	$7,211	$(891)	(12.4)
Depreciation and amortization expense	184	144	40	27.8	339	284	55	19.4
Restructuring and integration	56	—	56	—	143	—	143	—
Foreign exchange gain	(43)	90	(133)	(147.8)	(90)	(81)	(9)	11.1
Segment operating expense	$3,301	$3,912	$(611)	(15.6)	$6,712	$7,414	$(702)	(9.5)

Critical Power Solutions
Selling, general and administrative expense	$409	$947	$(538)	(56.8)	$630	$1,625	$(995)	(61.2)
Depreciation and amortization expense	339	360	(21)	(5.8)	708	717	(9)	(1.3)
Restructuring and integration	—	—	—	—	(1)	—	(1)	—
Segment operating expense	$748	$1,307	$(559)	(42.8)	$1,337	$2,342	$(1,005)	(42.9)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$670	$530	$140	(26.4)	1,441	1,627	(186)	(11.4)
Depreciation expense	18	17	1	5.9	34	33	1	3.0
Restructuring and integration	6	—	6	—	39	—	39	—
Foreign exchange (gain)	—	(11)	11	—	—	(11)	11	—
Unallocated Corporate Overhead Expenses	$694	$536	$158	(29.5)	$1,514	$1,649	$(135)	(8.2)

Consolidated
Selling, general and administrative expense	$4,183	$5,155	$(972)	(18.9)	$8,391	$10,463	$(2,072)	(19.8)
Depreciation and amortization expense	541	521	20	3.8	1,081	1,034	47	4.5
Restructuring and integration	62	—	62	—	181	—	181	—
Foreign exchange (gain) loss	(43)	79	(122)	(154.4)	(90)	(92)	2	(2.2)
Consolidated operating expense	$4,743	$5,755	$(1,012)	(17.6)	$9,563	$11,405	$(1,842)	(16.1)

Selling, General and Administrative Expense. For the three months ended June 30, 2016, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by approximately $1.0 million, or 18.9%, to $4.2 million, as compared to $5.2 million during the three months ended June 30, 2015. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 14.0% in the 2016 period, as compared to 19.5% in 2015.

During the six months ended June 30, 2016, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by approximately $2.1 million, or 19.8%, to $8.4 million, as compared to $10.5 million during the six months ended June 30, 2015. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 14.9% in the 2016 period, as compared to 18.9% in 2015.

The decrease in our selling, general and administrative expense is attributable mostly to headcount reductions in both segments and in our corporate overhead. For the six months ended June 30, 2016, the decrease in salary and benefits expense was $1.3 million when compared to the 2015 period. The remainder of the decrease was in lower bad debt expense and professional fees for the six month period. For the three months ended June 30, 2016, the decrease in salary and benefits expense was $0.6 million when compared to the 2015 period. The remainder of the decrease was in lower bad debt expense for the three month period.

Depreciation and Amortization Expenses.  Depreciation and amortization expense consists primarily of amortization of definite-lived intangible assets, depreciation of fixed assets and excludes amounts included in cost of sales. Depreciation and amortization expense increased by $20 and $47 during the three and six months ended June 30, 2016, respectively, as compared to the same periods of 2015, primarily as a result of amortization of intangible assets associated with the Harmonics and Pacific acquisitions.

Foreign Exchange (Gain) Loss. During the three and six months ended June 30, 2016, approximately 34% and 30%, respectively, of our consolidated operating revenues were denominated in Canadian dollars (as compared to 31% and 34% in the corresponding 2015 periods) and most of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended June 30, 2016, we recorded a gain of $43 due to currency fluctuations, compared to a loss of approximately $79 during the three months ended June 30, 2015. For the six months ended June 30, 2016, we recorded a gain of $90 due to currency fluctuations, compared to a gain of approximately $92 during the six months ended June 30, 2015.

Operating Income (Loss)

The following table represents our operating income or loss by reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Variance	%	2016	2015	Variance	%
T&D Solutions	$2,034	$112	$1,922	1,716.1	$4,081	$1,481	$2,600	175.6
Critical Power Solutions	44	(263)	307	116.7	(89)	(602)	513	85.2
Unallocated Corporate Overhead Expenses	(694)	(536)	(158)	(29.5)	(1,514)	(1,649)	135	8.2
Total operating income (loss)	$1,384	$(687)	$2,071	301.5	$2,478	$(770)	$3,248	421.8

T&D Solutions.  During the three and six months ended June 30, 2016, T&D segment operating income was $2.0 million and $4.1 million, respectively, as compared to $112,000 and $1.5 million during the same periods of 2015. Improved gross margins provided $1.3 million of this increase, with the balance from decreased operating expenses.

Critical Power Solutions.  During the three and six months ended June 30, 2016, our Critical Power segment generated an operating income of $44,000 and loss of $89,000, respectively, as compared to an operating loss of $263,000 and $602,000 during the same periods of 2015.

Unallocated Corporate Overhead Expenses. Our corporate expenses consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three months period ended June 30, 2016, our Unallocated Corporate Overhead Expenses increased $0.2 million or 29.5% primarily due to professional fees recorded at corporate, partially offset by lower salary and benefit costs. During the six month period ended June 30, 2016 our Unallocated Corporate Overhead decreased $0.1 million or 8.2% primarily due to lower salary and benefit costs.

Non-Operating Expense

Interest Expense. For the three and six months ended June 30, 2016, interest expense was approximately $0.3 million and $0.6 million, respectively, as compared to $0.2 million and $0.3 million, respectively, during the same periods of 2015. The increase in our interest expense was due to higher average borrowings outstanding under our credit facilities during the 2016 period, as compared to 2015.

Other Expense. For the three and six months ended June 30, 2016, other non-operating expense was $0.3 million each, as compared to $0.2 million and $0.3 million, respectively, during the same periods of 2015. The 2016 other expense resulted primarily from penalties and interest on our unpaid payroll tax liabilities while 2015 other expenses resulted primarily from acquisition related transactions and integration expenses.

Income Tax Expense (Benefit).  Our effective income tax rate was 75.8% and 52.1% for the three and six months ended June 30, 2016, respectively, as compared to 22.3% and 23.7% during the same periods in 2015, as set forth below (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Variance	2016	2015	Variance
Income (loss) before taxes	$799	$(1,052)	$1,851	$1,593	$(1,366)	$2,959
Income tax expense (benefit)	605	(235)	840	830	(324)	1,154
Effective income tax rate %	75.8	22.3	53.5	52.1	23.7	28.4

The increase in our effective tax rates is the result of the payroll tax penalties not being deductible for tax purposes. Additionally, when we borrow money in the United States from our Canadian business units, this results in a dividend tax being charged. Removing the impact of these items, the effective tax rate for the three month period ended June 30, 2016 would have been 29.8%. For the six months ended June 30, 2016, removing the impact of these adjustments, the effective tax rate for the six month period ended June 30, 2016 would have been 18.4%.

Net Income (Loss)

We generated net income of $0.2 million and $0.8 million during the three and six months ended June 30, 2016, respectively, as compared to a net loss of $0.8 million and $1.0 million for the three and six months ended June 30, 2015. Our net income per basic and diluted share for the three and six months ended June 30, 2016 was $0.02 and $0.09, respectively, as compared to a net loss per basic and diluted earnings per share of $0.11 and $0.14 for the three months ended June 30, 2015. The overall increase in our net income was driven mostly by operating improvements in gross margins in our T&D solutions segment and reduced spending as a result of the restructuring and integration plans implemented during the last six months of calendar year 2015.

LIQUIDITY AND CAPITAL RESOURCES

General. At June 30, 2016, we had total debt of $26.1 million and $3.5 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, the borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Used in Operating Activities. Cash used in our operating activities was approximately $12.0 million during the six months ended June 30, 2016, compared to cash used in our operating activities of $1.3 million during the six months ended June 30, 2015. The principal elements of cash provided by operating activities during the six months ended June 30, 2016 were approximately $0.8 million of net income, and $1.8 million of non-cash expenses consisting of depreciation, amortization of intangibles and deferred financing costs, changes in receivable and inventory reserves and stock-based compensation. These sources of cash during the period were offset by $15.0 million of cash used for working capital purposes.

Cash Used in Investing Activities. Cash used in investing activities during the six months ended June 30, 2016 was approximately $0.3 million, as compared to $0.8 million during the six months ended June 30, 2015. During the six months ended June 30, 2016, additions to our property, plant and equipment were $0.3 million.

Cash Provided by (Used in) Financing Activities. Cash provided by our financing activities was approximately $15.2 million during six months ended June 30, 2016, as compared to cash used of $1.3 million during the six months ended June 30, 2015. During the six months ended June 30, 2016, our net cash provided by financing activities included approximately $28.2 million of increased bank overdrafts and borrowings under our credit facilities, offset by payments of $17.8 million on credit facilities and an increase in short term borrowings of $4.7 million as a result of a product financing arrangement.

Working Capital. As of June 30, 2016, we had working capital of $6.9 million, including $3.5 million of cash and equivalents, compared to negative net working capital of $3.4 million, including $0.6 million of cash and equivalents at December 31, 2015. Our current assets were approximately 1.2 times our current liabilities at June 30, 2016, as compared to 0.9 times at December 31, 2015. At June 30, 2016 and December 31, 2015, we had $2.7 million and $2.6 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Credit Facilities and Long-Term Debt

Canadian Credit Facilities

Our Canadian subsidiaries have maintained credit facilities with Bank of Montreal since October 2009. In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc. (“PECI”), entered into an Amended and Restated Credit Agreement (“ARCA”) with Bank of Montreal with respect to our existing Canadian credit facilities (the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank This ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank existing as of December 31, 2015 were waived by the Bank of Montreal, subject to the satisfaction of certain conditions precedent set forth in the ARCA.

Our Canadian Facilities provide for up to $8.1 million Canadian dollars (“CAD”) (approximately $6.3 million expressed in U.S. dollars) consisting of a $7.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $0.5 million CAD term credit facility (“Facility B”) that financed a plant expansion, and a $0.7 million USD term credit facility (“Facility C”) that financed a business acquisition and the purchase and expansion of its manufacturing facilities.

Facility A is subject to margin criteria and borrowings bear interest at Bank of Montreal’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.75% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars.

Borrowings under Facility B bear interest at Bank of Montreal’s prime rate plus 1.25% per annum with principal repayments becoming due on a five year amortization schedule. Quarterly principal repayments were reduced to $47,128.88 CAD, with a bullet payment of $141,386.56 CAD due on July 31, 2017.

Borrowings under Facility C bear interest at Bank of Montreal’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars. A principal repayment at June 30, 2016 is $72,000 USD, with quarterly principal repayments beginning on October 31, 2016 reduced to $36,000 USD, with a bullet payment of $496,000 USD due on July 31, 2017.

The ARCA modified financial covenant testing so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of June 30, 2016.

As of June 30, 2016, we had approximately $4.8 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $3.9 million outstanding under Facility A, $0.3 million outstanding under Facility B and $0.6 million outstanding under Facility C.

United States Credit Facilities

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with Bank of Montreal with respect to our existing U.S. credit facilities (the “U.S. Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank existing as of December 31, 2015 were waived by the Bank of Montreal, subject to the satisfaction of certain conditions precedent set forth in the US ARCA.

Our U.S. Facilities provide for up to $19.1 million U.S. dollars (“USD”) consisting of a $14.0 million USD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $5.0 million USD term credit facility (“Facility B”) that financed the acquisition of Titan, and a new $100,000 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance day-to-day business expenses of the Company and for no other purpose.

Facility A continues to bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans and shall mature on July 31, 2017.

Borrowings under Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Quarterly principal repayments were reduced to $31,250.00 USD for calendar year 2016. The original amortization schedule will continue to apply to all quarterly principal payments made after December 31, 2016, with no change in the final maturity date of December 2, 2019.

The ARCA modified financial covenant testing so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of June 30, 2016.

Our obligations under the U.S. Facilities are guaranteed by all our wholly-owned U.S. subsidiaries. In addition, we and our wholly-owned U.S. subsidiaries granted a security interest in substantially all of our assets, including 65% of the shares of Pioneer Electrogroup Canada Inc. held by us, to secure our obligations for borrowed money under the U.S. Facilities.

As of June 30, 2016, we had approximately $17.7 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $13.0 million outstanding under Facility A, and $4.7 million outstanding under Facility B.

Nexus Promissory Note

On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. In December 2013, we elected to make a $250,000 advance payment against the Nexus Promissory Note. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. During the fourth quarter of 2013, we prepaid $250,000 of the term loan and as of June 30, 2016 and December 31, 2015, there was approximately $0.2 million and $0.3 million outstanding, respectively.

Capital Lease Obligations

As of June 30, 2016 and December 31, 2015, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $0.3 million during the six months ended June 30, 2016, as compared to $0.6 million during the six months ended June 30, 2015. We have no major future capital projects planned, or significant replacement spending anticipated during 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we have elected scaled disclosure obligations and therefore are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2015, continued to exist and were still considered material weaknesses in our internal control over financial reporting at June 30, 2016.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016, the end of the period covered by the Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of June 30, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

Remediation Plan

As of June 30, 2016, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically:

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

Changes in Internal Control over Financial Reporting

Other than changes that have been enacted pursuant to our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the fiscal quarter ended June 30, 2015, there have been no material changes in the Company’s risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

PIONEER POWER SOLUTIONS, INC.

Date: August 12, 2016	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: August 12, 2016	/s/ Thomas Klink
Name: Thomas Klink
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

10.1	Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Power Solutions, Inc., the guarantors from time to time party thereto and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

10.2	Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Electrogroup Canada, Inc., the guarantors from time to time party thereto and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

10.3	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.4	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.