Form 10-Q
period 2016-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2016-11-14
CIK 1449792

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 14, 2016 was 8,699,712.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended September 30, 2016

PART I - FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$29,389	$24,924	$85,889	$80,272
Cost of goods sold	22,854	19,885	66,986	64,598
Gross profit	6,535	5,039	18,903	15,674
Operating expenses
Selling, general and administrative	5,356	5,166	15,156	16,663
Restructuring and integration	19	3,439	199	3,439
Foreign exchange gain	(52)	(234)	(142)	(326)
Total operating expenses	5,323	8,371	15,213	19,776
Operating Income (loss)	1,212	(3,332)	3,690	(4,102)
Interest expense	556	173	1,151	506
Other expense	264	1,270	554	1,533
Income (loss) before taxes	392	(4,775)	1,985	(6,141)
Income tax expense (benefit)	70	(1,224)	900	(1,548)
Net income (loss)	$322	$(3,551)	$1,085	$(4,593)

Net income (loss) per common share:
Basic	$0.04	$(0.48)	$0.12	$(0.62)
Diluted	$0.04	$(0.48)	$0.12	$(0.62)

Weighted average common shares outstanding:
Basic	8,700	7,468	8,700	7,427
Diluted	8,708	7,468	8,708	7,427

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$322	$(3,551)	$1,085	$(4,593)
Other comprehensive income (loss)
Foreign currency translation adjustments	(147)	(1,135)	445	(2,381)
Amortization of net prior service costs and net actuarial losses, net of tax	32	(42)	(109)	9
Other comprehensive income (loss)	(115)	(1,177)	336	(2,372)
Comprehensive income (loss)	$207	$(4,728)	$1,421	$(6,965)

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

 (Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$837	$648
Accounts receivable, net	18,363	14,223
Inventories, net	26,891	17,663
Income taxes receivable	412	576
Prepaid expenses and other current assets	2,276	1,759
Total current assets	48,779	34,869
Property, plant and equipment, net	6,919	7,349
Deferred income taxes	4,737	3,642
Other assets	804	827
Intangible assets, net	8,717	9,956
Goodwill	9,972	10,068
Total assets	$79,928	$66,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$1,008	$1,923
Revolving credit facilities	16,256	9,874
Short term borrowings	4,919	—
Accounts payable and accrued liabilities	17,772	20,030
Current maturities of long-term debt and capital lease obligations	1,432	6,037
Income taxes payable	950	237
Total current liabilities	42,337	38,101
Long-term debt, net of current maturities	4,079	—
Pension deficit	111	63
Other long-term liability	2,461	372
Noncurrent deferred income taxes	2,091	781
Total liabilities	51,079	39,317
Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.001; 30,000,000 shares authorized; 8,699,712 shares issued and outstanding	9	9
Additional paid-in capital	23,187	23,153
Accumulated other comprehensive loss	(5,333)	(5,669)
Retained earnings	10,986	9,901
Total stockholders’ equity	28,849	27,394
Total liabilities and stockholders’ equity	$79,928	$66,711

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net income (loss)	$1,085	$(4,593)
Depreciation	1,006	1,053
Amortization of intangible assets	1,309	1,301
Amortization of deferred financing costs	153	92
Deferred income tax expense (benefit)	206	(2,808)
Gain on purchase of notes	—	(150)
Change in receivable reserves	250	(12)
Change in inventory reserves	(435)	(106)
Accrued pension	(68)	30
Stock-based compensation	34	174
Impairments of fixed assets	—	2,411
Loss on disposition of fixed assets	77	36
Intangible asset impairment	—	143
Foreign currency remeasurement gain (loss)	2	(333)
Changes in current operating assets and liabilities:
Accounts receivable	(4,188)	(3,365)
Inventories	(8,455)	(2,340)
Prepaid expenses and other assets	(378)	339
Income taxes	890	1,122
Accounts payable and accrued liabilities	(348)	3,935
Net cash used in operating activities	(8,860)	(3,071)

Investing activities
Additions to property, plant and equipment	(476)	(796)
Proceeds from sale of fixed assets	7	—
Business acquisitions, net of cash acquired	—	(2,106)
Notes receivable	—	(134)
Net cash used in investing activities	(469)	(3,036)

Financing activities
Increase in bank overdrafts	(922)	1,160
Increase in short term borrowings	4,919	—
Borrowings under debt agreement	30,413	26,738
Repayment of debt	(24,564)	(28,798)
Payment of deferred financing costs	(226)	(46)
Repayment of financing obligation	—	(208)
Net proceeds from issuance of common stock	—	3,946
Net cash provided by financing activities	9,620	2,792

Increase (decrease) in cash and cash equivalents	291	(3,315)
Effect of foreign exchange on cash and cash equivalents	(102)	(517)

Cash and cash equivalents
Beginning of year	648	3,832
End of period	$837	$—

Non-cash investing activities:
Forgiveness of indebtedness due to purchaser	$—	$609

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

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of September 30, 2016. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

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

As the Company continues to implement the remediation plans discussed under the heading “Part I – Item 4. Controls and Procedures” of this Quarterly Report on Form 10-Q, the Company has determined that there were inconsistencies in classification of expenses between its business units.  As a result, the Company has reclassified certain expenses from cost of goods sold to operating expenses for the current period.  The Company has made the same reclassification to the results for the three month period ended September 30, 2015, resulting in an increase to gross profit of $198, or 0.8% as a percentage of sales for this period, and the results for the nine month period ended September 30, 2015, resulting in an increase to gross profit of $507, or 0.6% as a percentage of sales for this period.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in the Company’s accounting policies during the third quarter of 2016.

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

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Further, ASU 2015-03 requires the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 must be applied retrospectively. The Company retrospectively adopted ASU No. 2015-03 and reclassified the carrying value of its debt issuance costs related to its term loans and credit agreements from an asset to a direct reduction of the liability. Accordingly, prior periods have been conformed to the current period’s presentation. As of September 30, 2016 and December 31, 2015, the aggregate carrying value of the debt issuance costs was $302 and $229, respectively.

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

Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard amends Topic 330, Inventory, which currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. When this standard is adopted, an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company does not expect material impact of adopting ASU No. 2015-11on its consolidated financial statements.

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

3.  ACQUISITIONS

Since January 1, 2015, the Company has acquired two businesses in the U.S. These acquisitions have allowed the Company to expand its products and service capabilities and offer its customers a greater breadth of solutions for their electrical power distribution and backup power needs. A summary of the acquisitions is as follows:

Business Acquired	Closing	Net Assets Acquired (in 000s)	Segment	Primary Form of Consideration
Harmonics Holdings Inc.	01/16/15	1,043	T&D Solutions	Seller note/debt forgiveness
Pacific Power Systems Integration, Inc.	08/01/15	2,013	T&D Solutions	Cash
		$3,056

Each of the acquired businesses has been included in the Company’s results of operations since the date of its respective closing.

2015 Acquisitions

On January 16, 2015, the Company, through its Jefferson Electric, Inc. subsidiary, acquired substantially all the assets comprising the business of Harmonics Holdings Inc. (“Harmonics”), consisting primarily of intellectual property, accounts receivable and machinery and equipment. Harmonics is a Connecticut-based specialty provider of equipment that incorporates a patented technology for the elimination of harmonic currents in power distribution systems. The transaction was accounted for under the acquisition method of accounting and the Company funded the acquisition from available cash on hand, a seller note and forgiveness of debt.

On August 1, 2015, the Company, through its Pioneer Custom Electrical Products Corp. subsidiary, acquired substantially all the assets comprising the business of Pacific Power Systems Integration, Inc. (“Pacific”). Located in Santa Fe Springs, California, Pacific is a manufacturer of low and medium voltage switchgear, primarily serving customers in the oil refining, mass transit and utility sectors. The transaction was accounted for under the acquisition method of accounting and the Company funded the cash consideration for the acquisition with debt drawn under one of the Company’s revolving credit facilities.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the consideration paid for the Harmonics and Pacific acquisitions and presents the allocation of the amount to the net tangible and identifiable intangible assets based on their estimated fair values as of January 16, 2015 and August 1, 2015, respectively (in thousands):

	Harmonics Acquisition	Pacific Acquisition
Purchase Price
Cash consideration	$93	$2,013
Forgiveness of trade payables and indebtedness due to purchaser	609	—
Deferred payments due to seller	341	—
	$1,043	$2,013

Purchase Price Allocation
Current assets	$21	$18
Property, plant and equipment	4	182
Identifiable intangible assets	995	1,562
Goodwill	23	251
Net assets acquired	1,043	2,013

The acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices exceeded the net tangible asset values, and reflects the future net income and cash flow potential of the acquired businesses.

The following table summarizes the major classes of intangible assets arising from the acquisition of Harmonics and Pacific, their respective amortization periods, and the amount of amortization expense recognized during the nine months ended September 30, 2016 (in thousands):

	Weighted Average Amortization Years	Harmonics Acquisition
Acquired Intangible Assets
Customer relationships	10	$319
Non-compete agreements	5	75
Developed technology	10	492
Trademark	Indefinite	26
Technology-related industry accreditations	Indefinite	83
		$995

Amortization expense recorded during the nine months ended September 30, 2016		$70

	Weighted Average Amortization Years	Pacific Acquisition
Acquired Intangible Assets
Customer relationships	13	$512
Non-compete agreements	7	180
Technology-related industry accreditations	Indefinite	870
		$1,562

Amortization expense recorded during the nine months ended September 30, 2016		$48

The Company reported Harmonics and Pacific results of operations in the T&D Solutions segment for the nine months ended September 30, 2016.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

4.  RESTRUCTURING AND INTEGRATION

During the second quarter of 2015, the Company began evaluating improvement strategies intended to reorganize, simplify and reduce costs from operations through business integration, pursuant to a restructuring and integration plan to be carried out in stages and completed in 2016.

In August 2015, management finalized and commenced execution of its plan, which includes a consolidation of the Company’s six manufacturing facilities into three locations, workforce reductions, staff relocations and measures to more closely align product lines and supply chains across business units, among other actions that have resulted in the recognition of certain restructuring, integration and impairment expenses.

The following is a summary of the components of restructuring, integration and impairment expenses, before taxes, during the three months ended September 30, 2015 (in thousands):

Three Months Ended September 30, 2015	T&D Segment	Critical Power Segment	Total
Employee severance and related costs	$36	$—	$36
Lease termination and other facility costs	143	81	224
Business integration expenses	608	—	608
Asset write-down	2,556	—	2,556
Other costs	15	—	15
Pre-tax restructuring and integration expense	$3,358	$81	$3,439

There were no restructuring and integration expenses incurred during the six month period ended June 30, 2015.

Employee severance and related costs consists of retention pay and severance benefits. Lease termination and other facility costs include contract termination and exit costs. Business integration expenses include inventory obsolescence as a result of product line integration, travel, and third-party information technology costs. Asset write-down includes the write-down of the Company’s Canadian dry-type transformer facility, excess machinery and equipment held for sale in preparation for the plant consolidations, and certain intangible assets associated with products the Company no longer expects to continue to produce and sell. Other costs consist primarily of legal expenses incurred in connection with implementing the restructuring plan.

Charges associated with each action were included in restructuring and integration expenses in our consolidated operating statement, and reflected in our table of Operating Income (Loss) by segment group in Note 15 – Business Segment and Geographic Information.

The components and changes in the Company’s restructuring liability were as follows:

	Severance and Related	Product Line Harmonization	Facility Closure and Exit Costs	Total
Restructuring liability as of January 1, 2016	$445	$43	$91	$579
Restructuring and integration expense	57	—	142	199
Cash paid	(295)	—	(192)	(487)
Foreign currency translation	—	2	—	2
Restructuring liability as of September 30, 2016	$207	$45	$41	$293

The Company expects to pay the entire amount of $293 of accrued restructuring costs in the next 12 months. For the nine months ended September 30, 2016, the company recorded pretax charges of $199 related to restructuring in its T&D Segment, including $142 of facility closure and exit costs and $57 of severance and related costs.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

5.  OTHER EXPENSE

Other expense in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accrued interest and penalties, net	68	1,186	23	1,186
Acquisition transaction and other expenses	196	129	531	497
(Gain) on cancellation of Titan notes payable	—	(45)	—	(150)
Other expense	$264	$1,270	$554	$1,533

The Company continues to record interest and penalties on past due and unpaid payroll tax obligations. During the nine months ended September 30, 2016, the Company received waivers of certain interest and penalties on these obligations totaling $0.4 million.

On October 24, 2016, the Internal Revenue Service has granted abatement for $1.2 million in previously accrued penalties related to the Company’s delinquent federal payroll tax obligations. The abatement covers the entire accrued penalties from Pioneer Power Solutions (Corporate), Pioneer CEP, and Jefferson Electric, with accrued penalties for Pioneer Critical Power, Inc. still being reviewed by the IRS for potential abatement. The remaining accrued penalty and related interest is approximately $72.

6.  INVENTORIES

The components of inventories are summarized below (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$10,680	$7,115
Work in process	5,716	3,918
Finished goods	10,994	7,134
Provision for excess and obsolete inventory	(499)	(504)
Total inventories	$26,891	$17,663

Included in raw materials and finished goods at September 30, 2016 and December 31, 2015 are goods in transit of approximately $3.5 million and $2.1 million, respectively.

At September 30, 2016, $4.6 million of raw materials not pledged to our secured creditor were used as collateral to secure short term borrowings under a product financing arrangement, while none of the raw materials was pledged as of December 31, 2015.

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying values of goodwill for the nine months ended September 30, 2016, were as follows (in thousands):

	T&D Solutions Segment	Critical Power Solutions Segment	Total Goodwill
Gross Goodwill:
Balance as of January 1, 2016	$8,075	$2,969	$11,044
Adjustments	(96)	—	(96)
Balance as of September 30, 2016	$7,979	$2,969	$10,948
Accumulated impairment losses:
Balance as of January 1, 2016	$(976)	$—	$(976)
Net Goodwill	$7,003	$2,969	$9,972

 Changes in the carrying values of intangible assets for the nine months ended September 30, 2016, were as follows (in thousands):

	T&D Solutions Segment	Critical Power Solutions Segment	Total Intangible Assets
Balance as of January 1, 2016	6,112	3,843	9,956
Adjustments	62	—	62
Amortization	(379)	(930)	(1,309)
Foreign currency translation	8	—	8
Balance as of September 30, 2016	$5,803	$2,913	$8,717

The components of intangible assets as of September 30, 2016 are summarized below (in thousands):

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Customer relationships	7	$7,201	$(3,228)	$—	$3,973
Non-compete agreements	6	715	(367)	2	350
Trademarks	(a)	2,061	(231)	10	1,840
Distributor territory license	4	474	(207)	—	267
Internally developed software	7	289	(72)	—	217
Developed technology	10	492	(87)	—	405
Technology-related industry accreditations	Indefinite	1,664	—	1	1,665
Total intangible assets		$12,896	$(4,192)	$13	$8,717

(a) Includes $1.8 million of trademarks with an indefinite useful life.

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below (in thousands):

	September 30,	December 31,
	2016	2015
Land	$48	$45
Buildings	2,347	2,224
Machinery and equipment	9,546	9,143
Furniture and fixtures	429	416
Computer hardware and software	1,246	1,334
Leasehold improvements	511	271
Construction in progress	30	375
	14,157	13,808
Less: Accumulated depreciation	(7,238)	(6,459)
Total property, plant and equipment, net	$6,919	$7,349

Depreciation expense was $1.0 million and $1.1 million in the nine months ended September 30, 2016 and 2015, respectively.

9.  OTHER ASSETS

In December 2011 and January 2012, the Company made two loans, each in the amount of $0.3 million to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers.  The full loan receivable is outstanding at September 30, 2016 and December 31, 2015. The company expects to fully recover these amounts. The Company is actively evaluating its alternatives to either foreclose on its security interests underlying the loans, or otherwise renegotiate and extend them. As the Company does not currently expect repayment of the loans receivable within the next twelve months, they have been classified as long-term in the Company’s Consolidated Balance Sheets.

Also included in Other Assets at September 30, 2016 and December 31, 2015 is a customer note receivable of $0.2 million.

10. DEBT

Canadian Credit Facilities

Our Canadian subsidiaries have maintained credit facilities with Bank of Montreal since October 2009. In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc. (“PECI”), entered into an Amended and Restated Credit Agreement (“ARCA”) with Bank of Montreal (the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. This ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank existing as of December 31, 2015 were waived by the Bank of Montreal.

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

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

Borrowings under Facility B bear interest at Bank of Montreal’s prime rate plus 1.25% per annum with principal repayments becoming due on a five year amortization schedule. Quarterly principal repayments were reduced to $47 CAD, with a bullet payment of $141CAD due on July 31, 2017.

Borrowings under Facility C bear interest at Bank of Montreal’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars. A principal repayment at June 30, 2016 is $72 USD, with quarterly principal repayments beginning on October 31, 2016 reduced to $36 USD, with a bullet payment of $496 USD due on July 31, 2017.

The ARCA modified financial covenant testing so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of September 30, 2016.

As of September 30, 2016, we had approximately $5.2 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $4.3 million outstanding under Facility A, $0.3 million outstanding under Facility B and $0.6 million outstanding under Facility C.

United States Credit Facilities

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with Bank of Montreal (the “U.S. Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank existing as of December 31, 2015 were waived by the Bank of Montreal.

Our U.S. Facilities provide for up to $19.1 million U.S. dollars (“USD”) consisting of a $14.0 million USD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $5.0 million USD term credit facility (“Facility B”) that financed the acquisition of Titan, and a new $100 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance day-to-day business expenses of the Company and for no other purpose.

Facility A continues to bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans and shall mature on July 31, 2017.

Borrowings under Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Quarterly principal repayments were reduced to $31 USD for calendar year 2016. The original amortization schedule will continue to apply to all quarterly principal payments made after December 31, 2016, with no change in the final maturity date of December 2, 2019.

The ARCA modified financial covenant testing so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of September 30, 2016.

Our obligations under the U.S. Facilities are guaranteed by all our wholly-owned U.S. subsidiaries. In addition, we and our wholly-owned U.S. subsidiaries granted a security interest in substantially all of our assets, including 65% of the shares of Pioneer Electrogroup Canada Inc. held by us, to secure our obligations for borrowed money under the U.S. Facilities.

As of September 30, 2016, we had approximately $16.7 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $12.0 million outstanding under Facility A, and $4.7 million outstanding under Facility B.

Nexus Promissory Note

On July 25, 2012, the Company’s Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a $1.65 million term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). The term loan is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. The obligations of Nexus under the term loan are secured by certain machinery and equipment located in Mexico and by a corporate guaranty by the Company. As of September 30, 2016 and December 31, 2015, there was approximately $0.3 million outstanding under the Nexus Promissory Note.

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Term credit facilities, net (a)	$5,245	$5,714
Nexus promissory note	261	316
Capital lease obligations	5	7
Total debt	5,511	6,037
Less current portion	(1,432)	(6,037)
Total long-term debt	$4,079	$—

(a) The balance as of September 30, 2016 and December 31, 2015 included deferred financing fees of $302 and $229, respectively.

11. OTHER LONG-TERM LIABILITIES

Unpaid and Past Due Payroll Tax Obligations

From January 1, 2014 through September 30, 2015, the Company failed to report and pay its Federal payroll tax obligations. During last fiscal quarter, the Company entered into installment payment agreements with the Internal Revenue Service for the payment of delinquent payroll tax liabilities. These agreements encompass approximately 97% of the amounts owed by the Company for delinquent payroll tax liabilities. As shown in the chart below, with the execution of these installment payment agreements the Company reclassified $2.1 million of this liability as long-term indebtedness, while $2.0 million of the delinquent payroll tax obligations are included in the accrued liabilities as of September 30, 2016.

The Company continues to pursue installment payment agreements for our Pioneer Critical Power Inc. division, as well as abatement of all penalties assessed by the Internal Revenue Service on the delinquent payroll taxes.

During the nine months ended September 30, 2016 the Company received waivers of certain interest and penalties on these obligations totaling $0.4 million. The Company had previously recorded these liabilities, resulting in the waivers being recognized as other expense when they were granted.

On October 24, 2016, the Internal Revenue Service has granted abatement for $1.2 million in previously accrued penalties related to the Company’s delinquent federal payroll tax obligations. The abatement covers 100% of the accrued penalties from Pioneer Power Solutions (Corporate), Pioneer CEP, and Jefferson Electric, with accrued penalties for Pioneer Critical Power, Inc. still being reviewed by the IRS for potential abatement. The remaining accrued penalty and related interest is approximately $72.

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

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Past due payroll tax obligations, including interest and penalties	$4,034	$5,730
Net deferred payments due for Harmonics Acquisition	$360	$372
Total	4,394	6,102
Less current portion	1,933	5,730
Total other long-term liabilities	$2,461	$372

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

12.  PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Current service cost, net of employee contributions	$10	$12	$33	$41
Interest cost on accrued benefit obligation	26	27	76	81
Expected return on plan assets	(41)	(42)	(121)	(127)
Amortization of transitional obligation	3	3	8	8
Amortization of past service costs	3	2	8	5
Amortization of net actuarial gain	10	9	28	29
Total cost of benefit	$11	$11	$32	$37

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $86 and $93 of contributions to its defined benefit pension plan during the nine months ended September 30, 2016 and 2015, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

13.  STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,699,712 shares of common stock, $0.001 par value per share, outstanding of as of September 30, 2016 and December 31, 2015.

Warrants

As of September 30, 2016 and December 31, 2015, the Company had warrants outstanding to purchase 50,600 shares of common stock with a weighted average exercise price of $7.00 per share. The warrants expire on September 18, 2018.  No warrants were exercised during the nine months ended September 30, 2016.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of September 30, 2016, and changes during the nine months ended September 30, 2016, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2016	344,733	$9.35		$
Granted	27,000	3.68
Exercised	—	—
Forfeited	(124,333)	9.31
Outstanding as of September 30, 2016	247,400	$8.75	6.2		$105,270
Exercisable as of September 30, 2016	197,733	9.30	5.6		48,840

As of September 30, 2016, there were 452,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

Stock-based compensation expense recorded for the three and nine months ended September 30, 2016 was approximately $28 and $34, respectively, as compared to the expense of $57 and $174, respectively, during the three and nine month ended September 30, 2015. For the three month and nine months ended September 30, 2016, the expense reversal is primarily the result of forfeitures of previously expensed awards to our former Chief Financial Officer. At September 30, 2016, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $72.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in unrealized income of $0.4 million for the nine months ended September 30, 2016 and unrealized losses of $2.4 million for the nine months ended September 30, 2015.

14.  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$322	$(3,551)	$1,085	$(4,593)

Denominator:
Weighted average basic shares outstanding	8,700	7,468	8,700	7,427
Effect of dilutive securities - equity based compensation plans	8	—	8	—
Denominator for diluted net income (loss) per common share	8,708	7,468	8,708	7,427

Net income (loss) per common share:
Basic	$0.04	$(0.48)	$0.12	$(0.62)
Diluted	$0.04	$(0.48)	$0.12	$(0.62)

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	173	349	173	349
Warrants	51	51	51	51

15.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows ASC 280 - Segment Reporting in determining its reportable segments. In December 2014, the Company considered the way its management team, most notably its chief executive officer, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available.  As the Company makes decisions using a products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power Solutions. The Critical Power Solutions reportable segment is comprised of the Company’s Titan Energy Systems Inc. subsidiary. The T&D Solutions reportable segment is an aggregation of all other Company subsidiaries, primarily engaged in the manufacture of electrical transformers and switchgear, together with sales and expenses attributable to the strategic sales group for its T&D Solutions marketing activities. As a result of the restructuring plans implemented during calendar year 2015, the activities of our Pioneer Critical Power switchgear operations have been transferred to the T&D Solutions segment as of January 1, 2016. For comparison purposes, prior periods presented have been adjusted to reflect this reclassification.

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

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

The following tables present information about segment income and loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
T&D Solutions
Transformers	$21,110	$16,837	$61,605	$57,947
Switchgear	4,268	2,201	10,876	6,037
	25,378	19,038	72,481	63,984
Critical Power Solutions
Equipment	1,741	3,145	7,598	9,566
Service	2,270	2,741	5,810	6,722
	4,011	5,886	13,408	16,288
Consolidated	$29,389	$24,924	$85,889	$80,272

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation and Amortization
T&D Solutions	$450	$394	$1,203	$1,221
Critical Power Solutions	355	365	1,063	1,082
Unallocated Corporate Overhead Expenses	17	18	51	51
Consolidated	$822	$777	$2,317	$2,354

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Income (Loss)
T&D Solutions	$2,003	$(2,390)	$6,083	$(987)
Critical Power Solutions	(11)	(311)	(100)	(903)
Unallocated Corporate Overhead Expenses	(780)	(631)	(2,293)	(2,212)
Consolidated	$1,212	$(3,332)	$3,690	$(4,102)

Revenues are attributable to countries based on the location of the Company’s customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$20,594	$17,443	$59,067	$51,842
Canada	8,795	7,322	26,758	27,907
Others	—	159	64	523
Total	$29,389	$24,924	$85,889	$80,272

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

16.  SUBSEQUENT EVENTS

On October 24, 2016, the Internal Revenue Service has granted abatement for $1.2 million in previously accrued penalties related to the Company’s delinquent federal payroll tax obligations. The abatement covers 100% of the accrued penalties from Pioneer Power Solutions (Corporate), Pioneer CEP, and Jefferson Electric, with accrued penalties for Pioneer Critical Power, Inc. still being reviewed by the IRS for potential abatement. The remaining accrued penalty and related interest is approximately $72.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 31.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation.  Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved.  Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	general economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries;
•	the effects of fluctuations in sales on our business, revenues, expenses, net income, income per share, margins and profitability;
•	the fact that many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers;
•	our dependence on Hydro-Quebec Utility Company and Siemens Industry, Inc. for a large portion of our business, and any change in the level of orders from Hydro-Quebec Utility Company or Siemens Industry, Inc., could have a significant impact on our results of operations;
•	the potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer;
•	our ability to expand our business through strategic acquisitions;
•	our ability to integrate acquisitions and related businesses;
•	our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products;
•	unanticipated increases in raw material prices or disruptions in supply, which could increase production costs and adversely affect our profitability;
•	restrictive loan covenants and/or our ability to repay or refinance debt under our credit facilities,which could limit our future financing options and liquidity position and may limit our ability to grow our business;
•	our ability to realize revenue reported in our backlog;
•	operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk;
•	strikes or labor disputes with our employees may adversely affect our ability to conduct our business;
•	the fact that a significant portion of our revenue and expenditures are derived or spent in Canadian dollars, exposing us to foreign currency exchange rate fluctuations;
•	the impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, adverse economic conditions and our ability to access capital markets;
•	the fact that our chairman controls a majority of our voting stock, and may have, or may develop in the future, interests that may diverge from stockholders;
•	material weaknesses in internal controls; and
•	the liquidity and trading volume of our common stock.

For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

	2016			2015
	Balance Sheet	Statements of Operations and Comprehensive Income		Balance Sheet	Statements of Operations and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.7700	$0.7274	$0.7274	$0.7895	$0.8057	$0.8057
June 30	$0.7742	$0.7760	$0.7509	$0.8006	$0.8134	$0.8095
September 30	$0.7624	$0.7662	$0.7560	$0.7493	$0.7638	$0.7937

Reclassifications

As we continue to implement the remediation plans discussed under the heading “Part I – Item 4. Controls and Procedures” of this Quarterly Report on Form 10-Q, we determined that there were inconsistencies in classification of expenses between our business units. As a result, we have reclassified certain expenses from cost of goods sold to operating expenses for the current period. We have made the same reclassification to the results for the three month period ended September 30, 2015, resulting in an increase to gross profit of $198, or 0.8% as a percentage of sales for this period and to the results for the nine month period ended September 30, 2015, resulting in an increase to gross profit of $507, or 0.6% as a percentage of sales for this period.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Overview of Nine Month Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in Note 15 – Business Segment and Geographic Information and in our unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary of operating results during the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
T&D Solutions	$25,378	$19,038	$72,481	$63,984
Critical Power Solutions	4,011	5,886	13,408	16,288
Consolidated	29,389	24,924	85,889	80,272
Cost of sales
T&D Solutions	19,664	14,912	55,647	50,963
Critical Power Solutions	3,190	4,973	11,339	13,635
Consolidated	22,854	19,885	66,986	64,598
Gross profit	6,535	5,039	18,903	15,674
Selling, general and administrative expenses	4,812	4,647	13,531	15,110
Depreciation and amortization expense	544	519	1,625	1,554
Restructuring and integration	19	3,439	199	3,439
Foreign exchange gain	(52)	(234)	(142)	(327)
Total operating expenses	5,323	8,371	15,213	19,776
Operating income (loss)	1,212	(3,332)	3,690	(4,102)
Interest expense	556	173	1,151	506
Other expense	264	1,270	554	1,533
Income (loss) before taxes	392	(4,775)	1,985	(6,141)
Income tax expense (benefit)	70	(1,224)	900	(1,548)
Net income (loss)	$322	$(3,551)	$1,085	$(4,593)

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters (in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
T&D Solutions	$36,699	$33,653	$31,647	$24,487	$21,981
Critical Power Solutions	4,831	4,146	3,586	4,180	8,047
Total order backlog	$41,530	$37,799	$35,233	$28,667	$30,028

Three and nine months ended September 30, 2016 Compared to Three and nine months ended September 30, 2015

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Variance	%	2016	2015	Variance	%
T&D Solutions
Transformers	$21,110	$16,837	$4,273	25.4	$61,605	$57,947	$3,658	6.3
Switchgear	4,268	2,201	2,067	93.9	10,876	6,037	4,839	80.2
	25,378	19,038	6,340	33.3	72,481	63,984	8,497	13.3
Critical Power Solutions
Equipment	1,741	3,145	(1,404)	(44.6)	7,598	9,566	(1,968)	(20.6)
Service	2,270	2,741	(471)	(17.2)	5,810	6,722	(912)	(13.6)
	4,011	5,886	(1,875)	(31.9)	13,408	16,288	(2,880)	(17.7)
Total revenue	$29,389	$24,924	$4,465	17.9	$85,889	$80,272	$5,617	7.0

For the three months ended September 30, 2016, our consolidated revenue increased by $4.5 million, or 17.9%, to $29.4 million, up from $24.9 million during the three months ended September 30, 2015. For the nine months ended September 30, 2016, our consolidated revenue increased by $5.6 million, or 7.0%, to $85.9 million, up from $80.3 million during the nine months ended September 30, 2015.

T&D Solutions. During the three months ended September 30, 2016, revenue from our transformer product lines increased by $4.3 million, or 25.4%. The increase was driven by higher sales of our dry type product lines, which increased by $2.4 million or 23.6%. For the nine months ended September 30, 2016, revenue from our Canadian transformer product lines decreased by $1.8 million, or 6.0%. This decrease was offset by higher sales of our US dry type transformers.

Our sales of T&D switchgear increased by 93.9% to $4.3 million, during the three months ended September 30, 2016, as compared to the same period of the prior year. This increase is the result of higher sales of our medium voltage switchgear products. During the three months ended September 30, 2016, sales of these products were $1.6 million. For the nine months ended September 30, 2016, our switchgear sales increased $4.8 million when compared to the same period last year. This increase is primarily the result of our acquisition of Pacific Power, which was acquired in August, 2015. During the nine months ended September 30, 2016, sales of these products were $3.8 million.

Critical Power Solutions. Titan is the only business unit in the Critical Power segment. For the three months ended September 30, 2016, equipment sales were down $1.4 million as compared to the same period in the prior year, resulting from a reduced focus on this revenue stream. For the nine months ended September 30, 2016, equipment sales were down $2.0 million compared to the same period in 2015.

For the three months ended September 30, 2016, service revenue was down $0.5 million as compared to the same period in the prior year. This decrease is from one of our major service customers delaying their work to the final quarter of this year and another customer reducing the amount of locations requiring our services. For the nine months ended September 30, 2016, service revenue was down $0.9 million compared to the same period in 2015. This decrease is the result of two major customers delaying the start of their commitments during this period.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Variance	%	2016	2015	Variance	%
T&D Solutions
Gross profit	$5,714	$4,126	$1,588	38.5	$16,834	$13,021	$3,813	29.3
Gross margin %	22.5	21.7	0.8		23.2	20.4	2.8

Critical Power Solutions
Gross profit	821	913	(92)	(10.1)	2,069	2,653	(584)	(22.0)
Gross margin %	20.5	15.5	5.0		15.4	16.3	(0.9)

Consolidated gross profit	$6,535	$5,039	$1,496	29.7	$18,903	$15,674	$3,229	20.6
Consolidated gross margin %	22.2	20.2	2.0		22.0	19.5	2.5

For the three months ended September 30, 2016, our gross margin was 22.2% of revenues, compared to 20.2% during the three months ended September 30, 2015. For the nine months ended September 30, 2016, our gross margin was 22.0% of revenues, compared to 19.5% during the nine months ended September 30, 2015. The 2.0% and 2.5% favorable variances for the three months and nine months in 2016 as compared to the same periods in 2015, are explained mostly by the results of our T&D Solutions segment.

T&D Solutions. During the three months ended September 30, 2016 the 0.8% increase in our T&D Solutions gross margin resulted primarily from a favorable shift in our switchgear margins. This occurred because of the shift towards higher margin switchgear products from lower margin enclosures.

For the nine months ended September 30, 2016 the 2.8% increase in our T&D Solutions gross margin resulted primarily from a favorable shift in our low voltage transformer margins, occurring because of outsourcing our high volume standard products to lower cost production facilities in Asia and the shift towards more profitable switchgear business.

 Critical Power Solutions. During the three months ended September 30, 2016, the gross margin increased 5.0% when compared to the three months ended September 30, 2015. This increase is the result of revenue mix with shift towards service sales, which provide a greater gross margin than equipment sales. For the nine months ended September 30, 2016, when compared to the same period in the prior year, the gross margin decreased 0.9%.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Variance	%	2016	2015	Variance	%
T&D Solutions
Selling, general and administrative expense	$3,591	$3,256	$335	10.3	$10,238	$10,545	$(307)	(2.9)
Depreciation and amortization expense	172	136	36	26.5	511	421	90	21.4
Restructuring and integration	—	3,358	(3,358)	—	143	3,358	(3,215)	(95.7)
Foreign exchange (gain)	(52)	(234)	182	(77.8)	(142)	(316)	174	(55.1)
Segment operating expense	$3,711	$6,516	$(2,805)	(43.0)	$10,750	$14,008	$(3,258)	(23.3)

Critical Power Solutions
Selling, general and administrative expense	$477	$778	$(301)	(38.7)	$1,107	$2,393	$(1,286)	(53.7)
Depreciation and amortization expense	355	365	(10)	(2.7)	1,063	1,082	(19)	(1.8)
Restructuring and integration	—	81	(81)	—	(1)	81	(82)	(101.2)
Segment operating expense	$832	$1,224	$(392)	(32.0)	$2,169	$3,556	$(1,387)	(39.0)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$744	$613	$131	21.4	$2,186	$2,172	$14	0.6
Depreciation expense	17	18	(1)	(5.6)	51	51	—	—
Restructuring and integration	19	—	19	—	57	—	57	—
Foreign exchange loss	—	—	—	—	—	(11)	11	—
Segment operating expense	$780	$631	$149	23.6	$2,294	$2,212	$82	3.7

Consolidated
Selling, general and administrative expense	$4,812	$4,647	$165	3.6	$13,531	$15,110	$(1,579)	(10.5)
Depreciation and amortization expense	544	519	25	4.8	1,625	1,554	71	4.6
Restructuring and integration	19	3,439	(3,420)	(99.4)	199	3,439	(3,240)	(94.2)
Foreign exchange (gain)	(52)	(234)	182	(77.8)	(142)	(327)	185	(56.6)
Consolidated operating expense	$5,323	$8,371	$(3,048)	(36.4)	$15,213	$19,776	$(4,563)	(23.1)

Selling, General and Administrative Expense. For the three months ended September 30, 2016, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $0.2 million, or 3.6%, to $4.8 million, as compared to $4.6 million during the three months ended September 30, 2015. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 16.3% in the 2016 period, as compared to 18.6% in 2015.

During the nine months ended September 30, 2016, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by approximately $1.6 million, or 10.5%, to $13.5 million, as compared to $15.1 million during the nine months ended September 30, 2015. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 15.8% in the 2016 period, as compared to 18.8% in 2015.

For the nine months ended September 30, 2016, the decrease in our selling, general and administrative expense is attributable mostly to headcount reductions in both segments and in our corporate overhead as a result of the restructuring initiatives. For the nine months ended September 30, 2016, the decrease in salary and benefits expense was $1.3 million when compared to the 2015 period. The remainder of the decrease was in lower bad debt expense and professional fees for the nine month period. For the three months ended September 30, 2016, the increase in our selling, general and administrative expenses was primarily due to the timing of professional fees.

Depreciation and Amortization Expenses.  Depreciation and amortization expense consists primarily of amortization of definite-lived intangible assets, depreciation of fixed assets and excludes amounts included in cost of sales. Depreciation and amortization expense increased by $25 and $71 during the three and nine months ended September 30, 2016, respectively, as compared to the same periods of 2015, primarily as a result of amortization of intangible assets associated with the Harmonics and Pacific acquisitions.

Restructuring and Integration Expenses. Restructuring, integration and impairment expenses of $3.4 million were incurred during the third quarter of 2015, and are primarily attributable to our T&D segment as a result of our plans to consolidate six manufacturing facilities into three, reduce headcount, and more closely align product lines and supply chains across our reporting units. Approximately $3.1 million of the expense represents non-cash charges for the impairment of excess machinery and equipment, the land and building comprising our dry-type transformer manufacturing facility in Canada, and certain product-specific raw material inventory and intangible assets rendered obsolete as a result of our integration plan. The remaining $0.3 million of restructuring, integration and impairment expense relates to lease termination and facility exit costs, and to a lesser extent retention pay and severance benefits for transitional employees (see Note 4 – Restructuring). At completion, we expect these actions to yield annual fixed cost savings of at least $2.5 million, in addition to other operating cost-efficiencies achieved through closer business integration.

Foreign Exchange (Gain) Loss. During the three and nine months ended September 30, 2016, approximately 27% and 29%, respectively, of our consolidated operating revenues were denominated in Canadian dollars (as compared to 32% and 33% in the corresponding 2015 periods) and most of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended September 30, 2016, we recorded a gain of $52 due to currency fluctuations, compared to a gain of approximately $234 during the three months ended September 30, 2015. For the nine months ended September 30, 2016, we recorded a gain of $142 due to currency fluctuations, compared to a gain of approximately $327 during the nine months ended September 30, 2015.

Operating Income (Loss)

The following table represents our operating income or loss by reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Variance	%	2016	2015	Variance	%
T&D Solutions	$2,003	$(2,390)	$4,393	(183.8)	$6,083	$(987)	$7,070	(716.3)
Critical Power Solutions	(11)	(311)	300	(96.5)	(100)	(903)	803	(88.9)
Unallocated Corporate Overhead Expenses	(780)	(631)	(149)	23.6	(2,293)	(2,212)	(81)	3.7
Total operating income (loss)	$1,212	$(3,332)	$4,544	(136.4)	$3,690	$(4,102)	$7,792	(190.0)

T&D Solutions.  During the three and nine months ended September 30, 2016, T&D segment operating income was $2.0 million and $6.1 million, respectively, as compared to operating loss of $2.4 million and $1.0 million during the same periods of 2015. Higher gross margins provided $1.6 and $3.8 million of this increase for three and nine months ended September 30, 2016, respectively, with the balance from decreased operating expenses.

Critical Power Solutions.  During the three and nine months ended September 30, 2016, our Critical Power segment generated an operating loss of $11 and $0.1 million, respectively, as compared to an operating loss of $0.3 million and $0.9 million during the same periods of 2015.

Unallocated Corporate Overhead Expenses. Our corporate expenses consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three months period ended September 30, 2016, our Unallocated Corporate Overhead Expenses increased $0.1 million or 23.6% primarily due to professional fees recorded at corporate, partially offset by lower salary and benefit costs. During the nine month period ended September 30, 2016 our Unallocated Corporate Overhead increased $81 or 3.7% primarily due to increased professional fees.

Non-Operating Expense

Interest Expense. For the three and nine months ended September 30, 2016, interest expense was approximately $0.6 million and $1.2 million, respectively, as compared to $0.2 million and $0.5 million, respectively, during the same periods of 2015. The increase in our interest expense was due to higher average borrowings outstanding under our credit facilities during the 2016 period, as compared to 2015 and the utilization of short term borrowings during the 2016 period.

Other Expense. For the three and nine months ended September 30, 2016, other non-operating expense was $0.3 million and $0.6 million respectively, as compared to $1.3 million and $1.5 million, respectively, during the same periods of 2015. For all periods, other expense resulted primarily from penalties and interest on our unpaid payroll tax liabilities.

Income Tax Expense (Benefit).  Our effective income tax rate was 17.9% and 45.3% for the three and nine months ended September 30, 2016, respectively, as compared to 25.6% and 25.2% during the same periods in 2015, as set forth below (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
Income (loss) before income taxes	$392	$(4,775)	$5,167	$1,985	$(6,141)	$8,126
Income tax expense (benefit)	70	(1,224)	1,294	900	(1,548)	2,448
Effective income tax rate %	17.9	25.6	(7.7)	45.3	25.2	20.1

Historically, most of our taxable income has been derived in Canada where we are subject to lower corporate tax rates relative to our U.S. operations. For the three and nine months ended September 30, 2015, the decrease in our effective tax rate as compared to a statutory US rate of 35%, is primarily a result of increased losses before income taxes from our U.S. operations (driven in large part by an increase in amortization of acquisition intangibles), and lower taxable income generated in Canada.

For the nine months ended September 30, 2016, the effective income tax rate of 45.3% differs from statutory rate of 35% due to true ups with our 2015 tax return as well as the US tax impact of loans from our Canadian subsidiary under Internal Revenue code 956, partially offset by income sourced to foreign jurisdictions with lower tax rates. The remaining difference is due to other permanent items including payroll tax penalties and state taxes.

Net Income (Loss)

We generated net income of $0.3 million and $1.1 million during the three and nine months ended September 30, 2016, respectively, as compared to a net loss of $3.6 million and $4.6 million for the three and nine months ended September 30, 2015. Our net income per basic and diluted share for the three and nine months ended September 30, 2016 was $0.04 and $0.12, respectively, as compared to a net loss per basic and diluted earnings per share of $0.48 and $0.62 for the three and nine months ended September 30, 2015. The overall increase in our net income was driven mostly by operating improvements in gross margins in our T&D solutions segment and reduced spending as a result of the restructuring and integration plans implemented during the last six months of calendar year 2015.

LIQUIDITY AND CAPITAL RESOURCES

General. At September 30, 2016, we had total debt of $27.7 million and $0.8 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, the borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Used in Operating Activities. Cash used in our operating activities was approximately $8.9 million during the nine months ended September 30, 2016, compared to cash used in our operating activities of $3.1 million during the nine months ended September 30, 2015. The principal elements of cash provided by operating activities during the nine months ended September 30, 2016 were approximately $1.1 million of net income, and $2.3 million of non-cash expenses consisting of depreciation, amortization of intangibles and deferred financing costs, changes in receivable and inventory reserves and stock-based compensation. These sources of cash during the period were offset by $12.5 million of cash used for working capital purposes.

Cash Used in Investing Activities. Cash used in investing activities during the nine months ended September 30, 2016 was approximately $0.5 million, as compared to $3.0 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, additions to our property, plant and equipment were $0.5 million.

Cash Provided by (Used in) Financing Activities. Cash provided by our financing activities was approximately $9.6 million during nine months ended September 30, 2016, as compared to $2.8 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, our net cash provided by financing activities included approximately $30.4 million of increased bank overdrafts and borrowings under our credit facilities, offset by payments of $24.8 million on credit facilities and an increase in short term borrowings of $4.9 million as a result of a product financing arrangement.

Working Capital. As of September 30, 2016, we had working capital of $6.4 million, including $0.8 million of cash and equivalents, compared to negative net working capital of $3.4 million, including $0.6 million of cash and equivalents at December 31, 2015. Our current assets were approximately 1.2 times our current liabilities at September 30, 2016, as compared to 0.9 times at December 31, 2015. At September 30, 2016 and December 31, 2015, we had $2.8 million and $2.6 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Credit Facilities and Long-Term Debt

Canadian Credit Facilities

Our Canadian subsidiaries have maintained credit facilities with Bank of Montreal since October 2009. In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc. (“PECI”), entered into an Amended and Restated Credit Agreement (“ARCA”) with Bank of Montreal with respect to our existing Canadian credit facilities (the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. This ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank existing as of December 31, 2015 were waived by the Bank of Montreal.

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

Borrowings under Facility B bear interest at Bank of Montreal’s prime rate plus 1.25% per annum with principal repayments becoming due on a five year amortization schedule. Quarterly principal repayments were reduced to $47 CAD, with a bullet payment of $141 CAD due on July 31, 2017.

Borrowings under Facility C bear interest at Bank of Montreal’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars. A principal repayment at June 30, 2016 is $72 USD, with quarterly principal repayments beginning on October 31, 2016 reduced to $36 USD, with a bullet payment of $496 USD due on July 31, 2017.

The ARCA modified financial covenant testing so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of September 30, 2016.

As of September 30, 2016, we had approximately $5.2 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $4.3 million outstanding under Facility A, $0.3 million outstanding under Facility B and $0.6 million outstanding under Facility C.

United States Credit Facilities

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with Bank of Montreal with respect to our existing U.S. credit facilities (the “U.S. Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank existing as of December 31, 2015 were waived by the Bank of Montreal.

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

Borrowings under Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Quarterly principal repayments were reduced to $31 USD for calendar year 2016. The original amortization schedule will continue to apply to all quarterly principal payments made after December 31, 2016, with no change in the final maturity date of December 2, 2019.

The ARCA modified financial covenant testing so that testing will be performed on the consolidated financial statements of the Company. The financial covenants were changed to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter. The Company passed all financial covenant testing for the period ended and as of September 30, 2016.

Our obligations under the U.S. Facilities are guaranteed by all our wholly-owned U.S. subsidiaries. In addition, we and our wholly-owned U.S. subsidiaries granted a security interest in substantially all of our assets, including 65% of the shares of Pioneer Electrogroup Canada Inc. held by us, to secure our obligations for borrowed money under the U.S. Facilities.

As of September 30, 2016, we had approximately $16.7 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $12.0 million outstanding under Facility A, and $4.7 million outstanding under Facility B.

Nexus Promissory Note

On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. In December 2013, we elected to make a $250 advance payment against the Nexus Promissory Note. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. As of September 30, 2016 and December 31, 2015, there was approximately $0.3 million outstanding.

Capital Lease Obligations

As of September 30, 2016 and December 31, 2015, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $0.5 million during the nine months ended September 30, 2016, as compared to $0.8 million during the nine months ended September 30, 2015. We have no major future capital projects planned, or significant replacement spending anticipated during 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we have elected scaled disclosure obligations and therefore are not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2015, continued to exist and were still considered material weaknesses in our internal control over financial reporting at September 30, 2016.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016, the end of the period covered by the Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of September 30, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

Remediation Plan

As of September 30, 2016, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. Management has taken, and is continuing to take steps to strengthen our internal control over financial reporting. Specifically:

•	We have contracted with a third party to process our payroll, prepare all payroll reports and timely remit payroll taxes to the appropriate tax authorities. This change was effective with the beginning of calendar year 2016.
•	We have approved a plan that provides for the recruitment of new senior personnel at our reporting unit locations, as well as additional training for existing accounting staff as it relates to our financial reporting requirements. During the nine month period ended September 30, 2016, we have completed this portion of the plan with the hiring of several accounting staff.
•	Members of management and the accounting staff have and will receive additional training related to policies, procedures and internal controls, including Pioneer’s policies regarding monthly reconciliations and supervisory review procedures for all significant accounts.

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

Changes in Internal Control over Financial Reporting

Other than changes that have been enacted pursuant to our remediation plan, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

During the fiscal quarter ended September 30, 2016, there were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

PIONEER POWER SOLUTIONS, INC.

Date: November 14, 2016	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: November 14, 2016	/s/ Thomas Klink
Name: Thomas Klink
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

