Form 10-K
period 2016-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2017-03-29
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was approximately $21.5 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 28, 2017, 8,712,712 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

PIONEER POWER SOLUTIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation.  Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved.  Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.
●	The effects of fluctuations in sales on our business, revenues, expenses, net income, income (loss) per share, margins and profitability.
●	Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.
●	We depend on Siemens Industry, Inc. (“Siemens”) for a large portion of our business, and any change in the level of orders from Siemens could have a significant impact on our results of operations.
●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.
●	Our ability to expand our business through strategic acquisitions.
●	Our ability to integrate acquisitions and related businesses.
●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.
●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.
●	Restrictive loan covenants and/or our ability to repay or refinance debt under our credit facilities could limit our future financing options and liquidity position and may limit our ability to grow our business.
●	Our ability to realize revenue reported in our backlog.
●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.
●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.
●	A significant portion of our revenue and expenditures are derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and net income (loss).
●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, duties and tariffs on the importation of products we sell into the United States, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.
●	Our chairman controls a majority of our voting power, and may have, or may develop in the future, interests that may diverge from yours.
●	Material weaknesses in internal controls.
●	Future sales of large blocks of our common stock may adversely impact our stock price.
●	The liquidity and trading volume of our common stock.

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

PART I

ITEM 1.  BUSINESS

Overview

Pioneer Power Solutions, Inc. and its subsidiaries (“Pioneer,” “we,” “us,” “our,” or “the Company”)  manufactures, sells and services a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets.  Our principal products and services include custom-engineered electrical transformers, switchgear and engine-generator sets and controls, complemented by a national field-service network to maintain and repair power generation assets. We are headquartered in Fort Lee, New Jersey and operate from twelve (12) additional locations in the U.S., Canada and Mexico for manufacturing, service, centralized distribution, engineering, sales and administration.

Our largest customers include a number of recognized national and regional utilities, industrial companies and engineering, procurement and construction firms located in North America. In addition, we sell our products through hundreds of electrical distributors served by our network of stocking locations throughout the U.S. and Canada. We intend to grow our business through internal product development, expansion of our sales force coverage and through acquisitions to increase the scope and relevance of highly-engineered solutions and technical service we offer our customers for their specific electrical applications.

Description of Business Segments

In 2016, we had two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●	Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. The reporting segment is comprised of two primary product categories: electrical transformers and switchgear. These solutions are marketed principally through our Pioneer Transformers Ltd. (“PTL”), Jefferson Electric, Inc. (“Jefferson”), Bemag Transformers, Inc. (“Bemag”), Pioneer Critical Power, Inc. (“PCPI”) and Pioneer Custom Electric Products, Inc. (“PCEP”) brand names. As a result of the restructuring plans implemented during calendar year 2015, the activities of our PCPI switchgear operations have been transferred from the Critical Power segment to the T&D Solutions segment as of January 1, 2016. For comparison purposes, prior periods presented have been adjusted to reflect this reclassification.
●	Our Critical Power business provides customers with sophisticated power generation equipment and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan Energy Systems Inc. (“Titan”) brand name.

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

▪ Custom manufactured and U.L. approved Nema electrical enclosures

▪ Paralleling switchgear (PSG):  low & medium voltage for managing multiple power sources

▪ Automatic Transfer Switches: provides models manufactured by Pioneer and by other major manufacturers

▪ Other equipment:  controls, load banks, surge protection and related equipment for power conditioning and reliability

Overview of Electrical Transformers

Our liquid-filled and dry-type power, distribution and specialty electrical transformers are magnetic products used in the control and conditioning of electrical current for critical processes. An electric transformer is used to increase or decrease the voltage of electricity traveling through a power line. This change in voltage is accomplished by transferring electric energy from one internal coil or winding to another coil through electromagnetic induction. Electric power generating plants use generator transformers to “step-up,” or increase, voltage that is transferred through power lines in order to transmit the electricity more efficiently over long distances. When high voltage electricity nears its final destination, a “step-down” transformer reduces its voltage. A distribution transformer makes a final step-down in voltage to a level usable in businesses and homes.

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

We manufacture dry-type transformers and custom magnetics at our facilities in Farnham, Quebec and Reynosa, Mexico. The largest and longest-standing component of our dry-type transformer revenue consists of low voltage, standard distribution units sold from our catalogue of over 1,000 designs. These units are typically used indoors to handle general loads for powering commercial and industrial machinery and equipment requiring 50 VA (volt amperes) through 1 MVA of power transformation capacity in voltages at or below 600 V (volts). In recent years, we have focused primarily on custom-engineered solutions – including equipment for OEM applications, and transformers in the medium voltage and power-dry product classes where our range extends to 10 MVA and to 35 kV in voltage. Medium voltage and power-dry transformers are conventionally used for indoor applications and in metropolitan areas, and are increasingly being used outdoors and indoors for commercial, industrial, manufacturing and production process applications.  They are engineered to meet the most onerous duty requirements and are well-suited to operate in harsh environmental conditions, a situation which occurs frequently when the transformer needs to be installed close to the area where the power will ultimately be used, such as in down-hole mining or on drilling rigs.

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

Overview of Switchgear

There are many different classes of switchgear, a generic term that encompasses the finished assembly of a system of devices utilizing electrical disconnects, fuses and circuit breakers, whose general function is to distribute, control and monitor the flow of electrical energy, while isolating and protecting critical equipment such as transformers, motors and other electrically powered machinery.

We design and manufacture low voltage electric power distribution panel boards, low and medium voltage switchgear and switchboards manufactured at our facility in Southern California. This location specializes in quick-turn, manufactured-to-order circuit protection and control equipment, primarily serving electrical distributors in the region. In addition, it incorporates transformers manufactured at other Pioneer locations into specialty products, such as unit substations, and also serves to supply our PSG solutions with several classes of switchgear used in its customer projects.

Additional product categories include paralleling switchgear (PSG), automatic transfer switches (ATS) and provide other necessary equipment to create a reliable and dependable power generation system.  The primary function of our PSG solutions is to reliably switch the power source to the load, protect and operate the power generation source(s), meter output and provide paralleling and load sharing capability between multiple on-site power sources and the utility grid. Our PSG solution specializes in customized equipment and controls for complex primary power applications, enabling on-site users to parallel multiple power sources with the utility power grid, in combined heat, power and cooling applications, and for peak shaving and demand/load side management of electrical power.  PSG is an integral component to ensuring optimal power generation and electrical distribution system performance, both for primary and backup power installations. Installations requiring a PSG solution typically involve more complex and redundant power schemes, such as in data centers, hospitals, industrial facilities, remote locations not connected to the power grid and other sites where emergency backup power sources are a necessity to protect operations from the consequences of blackouts or brownouts. Our focus is on larger installations where a single engine generator, or “genset”, is not sufficient or where multiple gensets may be required to provide system resilience. We believe that our PSG solutions represent a scalable, cost-effective and intelligent automation option through their embedded programming and logic to synchronize multiple on-site power sources and the capability to operate them in concert with the utility feed(s).

Critical Power Segment

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

Remote Monitoring

▪ Proprietary real-time remote monitoring, metering and control system for onsite power sources and associated equipment

▪ Comprehensive asset management solution, including automated audit and inventory tracking and reporting services

▪ Scalable solution, ideally-suited to large customers owning critical power systems across multiple locations

Power Generation Equipment

We provide our industrial and commercial customers with a variety of power generation equipment and fuel options which, depending on their needs and applications, can range from several kilowatts to 2 MW of output per genset. Using the PSG capabilities of our switchgear business unit, we excel in projects requiring multiple gensets in side-by-side arrangements that are paralleled for synchronous operation.

Our Critical Power business is the sole authorized distributor for the Industrial Power equipment and parts of Generac Power Systems Inc. (“Generac”) in the states of Minnesota, Iowa, Illinois, Wisconsin and Nebraska, and one of only 32 such distributors throughout North America. Outside of these five Midwestern states, we sell power generation equipment made by all major manufacturers, including Generac. In order to more competitively serve our customers, we regularly provide Pioneer-manufactured power distribution equipment to each project, including switchgear and transformers. We also offer niche solutions such as GenMax® – our proprietary harmonic suppression technology that resolves power reliability and genset capacity issues frequently encountered when new gensets are introduced to a system of existing gensets, where the make, model and power output of the gensets within the system are different.

To fully meet the onsite power reliability needs of our customers, we realize a small portion of our revenue from the sale of uninterruptible power supply (UPS) systems. UPS systems are used by data-intensive businesses to provide battery backup power to servers until the emergency backup genset(s) come online. Once the gensets are producing proper voltage and frequency, the UPS switches the load onto the gensets. For UPS system sales, we are an authorized dealer for GE and also represent Toshiba, Eaton-Powerware and other manufacturers.

Service

Power generation systems represent considerable investments that require proper maintenance and service in order to operate reliably during a time of emergency. Our power maintenance programs provide preventative maintenance, repair and support service for our customers’ power generation systems. To support our customers in managing their critical infrastructure, we maintain inventories of equipment and parts, a fleet of service vehicles and a staff of certified field service technicians in the Midwest and Florida. To complete our geographic coverage, we maintain a network of field service partners located in other regions, enabling us to provide quick-response, 24/7 service capability that can effectively service any make and model of back-up power equipment in any city of the United States. Our field service organization services more than 7,500 generators owned by more than 1,200 customers located throughout the United States, including for multi-site, multi-state customers such as Target Corporation and Verizon Corporation.

We recognize discrete revenue streams from service contracts, installation and maintenance services, and we offer service contracts to all owners of power generation and related equipment, whether or not the equipment was originally sold by us. Our service agreements have terms ranging from one to five years in duration, provide us with a recurring revenue stream, and generally yield higher margins as compared to genset equipment sales. These service contracts may also include remote monitoring services that allow owners to be informed of the condition and operations of their equipment at any time and from any place.

Remote Monitoring and Automated Control

We have dedicated considerable resources to developing and engineering our proprietary remote monitoring and automated control system for onsite power generation. We believe this system enables us to provide a technologically superior service program that benefits our customer from a cost and quality standpoint. In addition, we have developed specialized asset management and auditing tools to more efficiently and cost effectively provide our customers with detailed information about their onsite power systems.  We believe these tools provide us with an advantage over service companies that do not have these technologies, allowing us to compete for work more efficiently, maintain higher service levels and realize higher margins by using these tools.

Our monitoring and control system performs 24/7,  capturing and monitoring data from up to 100 critical points and functions on the genset,  PSG, ATS and UPS, from metering electrical output to emissions.  This data is displayed in continuously updated, fully customizable, easy-to-read web-based reporting that provide a complete picture of our customers’ power generation system condition. By tracking and trending real-time performance indicators in combination with the ability to remotely test, start and stop onsite power systems, our network operations center is able to avert potential failures before they occur and immediately respond to emergency situations before a customer calls. Our monitoring and control system is instrumental to ensure that our servicing programs are being administered appropriately in order to optimize system reliability on behalf of our customers. In addition, because our system is completely scalable, we are able to monitor one to thousands of generators nationwide, a solution which is ideally-suited to service our national account customers.

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

Over the last five years, through internal development and acquisitions, we believe we have broadened the array and sophistication of our product and service offerings.  Our strategy is to continue to expand the portfolio of solutions we offer in order to address more elements of every electrical infrastructure project. We believe this approach makes us more relevant to our customers, allows us to compete more effectively and increases the number of sales opportunities for our products and solutions.

We intend to build our revenue and net income at rates exceeding industry norms through internal growth initiatives and complementary acquisitions. Accomplishing these financial goals will be dependent on a number of factors including our ability to execute the following strategies and actions:

●	Evolving from a product-oriented to a customer and market-centric, solutions-oriented organization;
●	Establishing a scalable organizational infrastructure to support our expected growth;
●	Driving incremental sales in new channels and markets through our corporate selling group;
●	Investing in our capabilities to provide progressively more advanced equipment and service solutions;
●	Continuously applying our manufacturing and service resources to their highest and best uses;
●	Capitalizing on inter-segment manufacturing efficiencies and shared utilization of our facilities;
●	Expanding our margins through outsourcing production for our standard products;
●	Combining and streamlining our business unit supply chains and administrative functions;
●	Improving business processes to deliver consistency, quality and value to our customers.

T&D Solutions Segment

We intend to accomplish our growth objectives within our T&D Solutions business by emphasizing our capabilities in the following areas:

●	OEM Equipment Solutions ‒ Continue to invest in engineering resources and product development to increase our pipeline of recurring order customers that integrate our magnetic subassemblies and/or components into the products they sell. Our key focus areas for this solution category include providers of motor control/drive systems, factory automation equipment, power distribution units and UPS systems for data centers, HVAC systems, and power quality and conditioning equipment.
●	Medium Voltage Dry-type Transformers ‒ We acquired this competence in 2011. Growth in this product class will be predicated on expanding our market penetration, particularly in the U.S. where in 2013 we began adding dedicated medium voltage and liquid-filled transformer sales personnel and new independent sales representatives.
●	Liquid-filled Transformers ‒ Sales of more network, subsurface, small and medium power transformers to new and existing utility and industrial customers, particularly in the U.S. In 2012 we completed a facility expansion in order to increase our production capacity for these higher voltage and more complex solutions.
●

Paralleling Switchgear (PSG) ‒ Increase our product range to include traditional low voltage and medium voltage, metal clad and metal enclosed switchgear, to be used both in conventional electrical distribution applications, in unitized substations, as well as for supply to our Critical Power business.

We believe we excel at large projects for mission critical facilities that require sophisticated standby and primary power redundancy schemes. These projects generally demand higher engineering content due to the necessary customization of the switchgear and related controls, which we believe provides us a stronger basis upon which to compete than in more straight-forward applications.  We intend to grow our sales in this product line by adding to our staff of professional sales persons and growing our network of independent manufacturers’ representatives who specialize in critical power.

Critical Power Segment

Within our Critical Power business, we intend to accomplish our growth objectives by implementing the following business initiatives:

●	National Service Accounts ‒ We intend to increase the number of national account customers we have by leveraging our scalable, nationwide network of partners which allows us to service standby power systems anywhere in the United States. We are actively marketing our preventive maintenance and technology-enabled monitoring and control services to new national accounts including: major national retailers, telecommunications companies, data centers, banks, hospitals and health care facilities, educational institutions and property management companies.
●	Power generation equipment ‒ Increase our sales of power generation and associated equipment in our existing and new market territories by recruiting qualified, professional sales people, and by broadening the range of ancillary equipment options they have available for sale, including related equipment solutions manufactured by us. We believe that these sales will also create opportunities for us to secure long-term service contracts and deploy our monitoring technologies, programs that generate recurring revenue at attractive profit margins.

Acquisitions

We believe a disciplined acquisition program is a key component to accelerating our growth and we intend to acquire businesses that broaden the range of customer solutions we provide, increase our market share or expand our geographic reach. In addition to switchgear and transformer manufacturers, we also intend to acquire manufacturing and service businesses focused on other technically-advanced, customized, ancillary or complementary products that address market segments where we seek further penetration, such as in data centers, backup power equipment and service, traction power, renewable energy and natural resources. We operate in a highly fragmented industry that is served by a few global diversified electrical equipment manufacturers and numerous small manufacturing companies that provide niche products and services to various sub-segments of the power transmission and distribution market. We favor candidates that have competencies and business characteristics similar to our own, and those that we expect will benefit from some of the major trends affecting our industry. Our acquisitions since 2010 are examples of the implementation of our acquisition strategy.

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

The market for switchgear and related equipment is significantly larger and more complex given the number and classes of solutions available. Within our Critical Power segment, we believe that our PSG and ATS switchgear offerings, together with our service programs for power generation and ancillary equipment, addresses annual U.S. demand exceeding $2.0 billion.

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

●

Growth in Critical Power Applications and the Data Center Market — The number of mission-critical facilities, sites where a power disturbance or outage could cause failure of business operations, safety concerns or regulatory non-compliance, continues to grow exponentially worldwide. In the U.S., the single largest driver for demand in critical power applications is the data center market, followed by the health care industry. The amount of information managed by data centers is expected to grow, fueled by increasing needs for data storage (for corporate data, content delivery, social networking, handheld devices, online retail and gaming) and the information technology evolution (cloud computing and outsourced hosting). Coinciding with demand for mission-critical facilities is the need for efficient, reliable primary power to support their essential applications, and for backup generator plants in case the utility feed becomes unavailable. Electricity is the highest operating cost of a data center, a factor supporting investment in on-site alternative energy systems to reduce peak-demand expenses. These systems require paralleling switchgear, such as we provide, operated by hardware embedded with sophisticated programming and logic to synchronize multiple power sources reliably and efficiently.

Customers

For the year ended December 31, 2016 approximately 27% of our sales were to Canadian customers, including many of Canada’s electrical utilities, municipal power systems, large industrial companies, engineering and construction firms and a number of electrical distributors. Another 72% of our sales in 2016 were to U.S. customers, represented in large part by companies involved in commercial construction. Less than 1% of our sales were to export customers primarily serving the Central and Latin American markets. During the year ended December 31, 2016, we sold our electrical equipment and services to over 2,200 individual customers and our twenty largest customers represented approximately 51% of our consolidated revenue.

Approximately 15% and 10% of our sales in the years ended December 31, 2016 and 2015, respectively, were made to Siemens and its affiliated companies. Our pricing agreement with Siemens does not obligate Siemens to purchase transformers from us in quantities consistent with the past or at all.

While the loss of a significant number of customers would have a material adverse effect on our business, aside from Siemens, we do not believe that the loss of any specific customer would have a material adverse effect on our business.

Marketing, Sales and Distribution

A substantial portion of the transformers manufactured by us, and most of the switchgear products we offer, are sold directly to customers by our 18 full-time marketing and sales personnel and 6 members of our executive management team operating from our office locations in the U.S. and Canada. Our products are also sold through our network of more than 64 independent sales agencies throughout North America that sell primarily to full-line electrical distributors and to maintenance, repair and overhaul organizations. Our direct sales force markets to end users and to third parties, such as original equipment manufacturers and engineering firms that prescribe the specifications and parameters that control the applications of our products.

Sales Backlog

Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. Our sales backlog as of December 31, 2016 was approximately $38.6 million, as compared to $28.7 million as of December 31, 2015. We anticipate that most of our current backlog will be delivered during 2017. Orders included in our sales backlog are represented by customer purchase orders and contracts that we believe to be firm.

Competition

We experience intense competition from a large number of electrical equipment manufacturers and from distributors and servicers of such equipment. The number and size of our competitors varies considerably by product line and service category, with many of our competitors tending to be small, highly specialized or focused on a certain geographic market area or customer. However, several of our competitors have substantially greater financial and technical resources than us, including some of the world’s largest electrical products and industrial equipment manufacturing companies. A representative list of our competitors in our T&D Solutions segment includes ABB Ltd., Carte International, Inc., Eaton Corporation plc, General Electric Company, Schneider Electric SA, Hammond Power Solutions Inc., Howard Industries, Inc. and Partner Technologies, Inc. In the sale of onsite power systems and service, our Critical Power segment competes with larger, more established regional companies that represent Caterpillar, Cummins, Kohler and other generator manufacturers.

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

Raw Materials and Suppliers

The principal raw materials purchased by us are core steel, copper wire, aluminum strip, insulating materials including transformer oil and sheet metal. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses, protectors and circuit breakers. These raw materials and components are available from and supplied by numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We attempt to minimize the effect on our profit margins of unanticipated changes in the prices of raw materials by including index clauses in our customer contracts that allow us to increase or reduce our prices if the costs of raw materials unexpectedly rise or decrease. Approximately 31% of our annual sales are made pursuant to contracts that contain such index clauses, which, subject to various formulae and limitations, permit us to adjust the final prices we charge. We do not anticipate any significant difficulty in satisfying our raw material requirements on reasonable terms and have not experienced any such difficulty in the past several years. Our largest suppliers during the year ended December 31, 2016 included Sumitomo Corporation, Generac, Essex Group, Metelec Ltée and Rea Magnet Wire Co. Inc. and our distribution transformer supplier from a low cost production location in Asia.

Employees

As of December 31, 2016, we had 415 employees consisting of 129 salaried staff and 286 hourly workers. Our hourly employees located at our plant in Farnham, Quebec, Canada are covered by a collective bargaining agreement with a provincial labor union that expires in March 2017. This agreement will not be renewed as we are planning to relocate our production from this facility to our lower cost facility in Reynosa Mexico. Our hourly employees located at our plant in Granby, Quebec, Canada are covered by a collective bargaining agreement with the United Steel Workers of America Local 9414 that expires in May 2020. The hourly employees located at our manufacturing facility in Reynosa, Mexico are also covered by a collective bargaining agreement with a local labor union that has an indefinite term, subject to annual review and negotiation of key provisions. In addition, certain of our hourly employees located at our manufacturing facility in Santa Fe Springs, California are covered by a collective bargaining agreement with Local Union 1710 of the International Brotherhood of Electrical Workers, AFL-CIO that expires in June 2019.

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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2016 and our other periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

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

The commercial and industrial building and maintenance sectors began to experience a significant decline in 2008. The downturn in these segments contributed to a decline in the demand for our T&D Solutions, particularly our standard distribution transformers and general purpose switchgear products, as well as a decline in demand for power generation equipment distributed by our Critical Power reporting unit. We cannot predict the timing, duration or severity of another such downturn in these segments which may adversely impact sales, net income and cash flow.

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

Our quarterly results may fluctuate significantly from quarter to quarter due to a variety of factors, many of which are outside our control and have the potential to materially and adversely affect our results. Factors that affect our operating results include the following:

●	the size, timing and terms of sales and orders, especially large customer orders;
●	variations caused by customers delaying, deferring or canceling purchase orders or making smaller purchases than expected;
●	the timing and volume of work under new agreements;
●	the spending patterns of customers;
●	customer orders received;
●	a change in the mix of our products having different margins;
●	a change in the mix of our customers, contracts and business;
●	increases in design and manufacturing costs;
●	the length of our sales cycles;
●	the rates at which customers renew their contracts with us;
●	changes in pricing by us or our competitors, or the need to provide discounts to win business;
●	a change in the demand or production of our products caused by severe weather conditions;
●	our ability to control costs, including operating expenses;
●	losses experienced in our operations not otherwise covered by insurance;
●	the ability and willingness of customers to pay amounts owed to us;
●	the timing of significant investments in the growth of our business, as the revenue and profit we hope to generate from those expenses may lag behind the timing of expenditures;
●	costs related to the acquisition and integration of companies or assets;
●	general economic trends, including changes in equipment spending or national or geopolitical events such as economic crises, wars or incidents of terrorism; and
●	future accounting pronouncements and changes in accounting policies.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for an entire year.

Our industry is highly competitive.

The electrical equipment manufacturing industry is highly competitive. Principal competitors in our markets include ABB Ltd., Carte International, Inc., Eaton Corporation plc, Emerson Electric Company, General Electric Company, Hammond Power Solutions Inc., Howard Industries, Inc., Partner Technologies, Inc., and Schneider Electric SA. Many of these competitors, as well as other companies in the broader electrical equipment manufacturing and service industry where we expect to compete, are significantly larger and have substantially greater resources than we do and are able to achieve greater economies of scale and lower cost structures than us and may, therefore, be able to provide their products and services to customers at lower prices than we are able to. Moreover, our competitors could develop the expertise, experience and resources to offer products that are superior in both price and quality to our products. While we seek to compete by providing more customized, highly-engineered products, there are few technical or other barriers to prevent much larger companies in our industry from putting more emphasis on this same strategy. Similarly, we cannot be certain that we will be able to market our business effectively in the face of competition or to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base. Our inability to manage our business in light of the competitive forces we face could have a material adverse effect on our results of operations.

Because we currently derive a significant portion of our revenues from one customer, any decrease in orders from this customer could have an adverse effect on our business, financial condition and operating results.

We depend on Siemens for a large portion of our business, and any change in the level of orders from Siemens, has, in the past, had a significant impact on our results of operations. Siemens accounted for 15% and 10% of our net sales in the years ended December 31, 2016 and 2015, respectively. In addition, our pricing agreement with Siemens does not obligate Siemens to purchase transformers from us in quantities consistent with the past or at all. If Siemens were to significantly cancel, delay or reduce the amount of business it does with us for any reason, there would be a material adverse effect on our business, financial condition and operating results.

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

In an effort to effectively compete in the specialty electrical equipment manufacturing and service businesses, where increasing competition and industry consolidation prevail, we have sought to acquire complementary businesses in the past and will continue to do so in the future. In the event of any future acquisitions, we could:

●	issue additional securities that would dilute our current stockholders’ percentage ownership or provide the purchasers of the additional securities with certain preferences over those of common stockholders, such as dividend or liquidation preferences;
●	incur debt and assume liabilities; and
●	incur large and immediate write-offs of intangible assets, accounts receivable or other assets.

These events could result in significant expenses and decreased revenue, which could adversely affect the market price of our common stock. In addition, integrating acquired businesses and completing any future acquisitions involve numerous operational and financial risks. These risks include difficulty in assimilating acquired operations, diversion of management’s attention, and the potential loss of key employees or customers of acquired operations. Furthermore, companies acquired by us may not generate financial results consistent with our management’s plans at the time of acquisition.

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

Approximately one-third of our 2017 revenue and a significant portion of our expenditures are expected to be derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and net income. For example, if the Canadian dollar appreciates relative to the U.S. dollar, the fluctuation will result in a positive impact on the revenues that we report. However, if the Canadian dollar depreciates relative to the U.S. dollar, which was the case during 2015 and 2016, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported consolidated sales even though we may have experienced an increase in sales transacted in the Canadian dollar. Conversely, the impact of currency fluctuations may result in an increase in reported consolidated sales despite declining sales transacted in the Canadian dollar. The exchange rate from the U.S. dollar to the Canadian dollar has fluctuated substantially in the past and may continue to do so in the future. Though we may choose to hedge our exposure to foreign currency exchange rate changes in the future, there is no guarantee such hedging, if undertaken, will be successful.

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

Our raw material costs represented approximately 60% and 59% of our revenues for the years ended December 31, 2016 and 2015, respectively. The principal raw materials purchased by us are electrical core steel, copper wire, aluminum strip and insulating materials including transformer oil. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors. These raw materials and components are available from, and supplied by, numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our raw materials in the future.

Our Critical Power solutions segment, through our wholly-owned subsidiary Titan Energy Systems Inc., currently derives a significant portion of its revenues pursuant to a distributor agreement with Generac; a termination or expiration of our distributor agreement with Generac , or any reduction in market acceptance of products sold by us pursuant to the distributor agreement could have an adverse effect on our financial condition and operating results.

Under the terms of our distributor agreement with Generac, we are responsible for marketing, distributing and servicing the Generac Industrial Power line of products in the states Minnesota, Iowa, Illinois, Wisconsin and Nebraska. Our agreement has an initial term expiring on March 31, 2018, and automatically expires unless extended by Generac, with 90 days’ prior notice, for at least an additional one-year (1) periods. Approximately 37% of Titan’s business involves the sale of Generac products. As such, Titan’s business is dependent on market acceptance of Generac products. We believe that Generac has a solid reputation as a manufacturer, with excellent brand recognition and customer support and a growing market share in many of the markets it serves. However, there can be no assurance that Generac will be able to maintain its reputation and grow its market position in the future. If Generac is unsuccessful in developing and enhancing its product lines to meet evolving and sophisticated customer needs, is unable to maintain the quality of its products, or if it is unable to provide its products at competitive prices, the market acceptance for Generac products may deteriorate over time. Any resulting decrease in the demand for Generac products could have a material adverse impact on our business, results of operations and future prospects.

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

We will continue to rely on our credit facilities with Bank of Montreal (“BMO”) for a significant portion of the working capital to operate our business and execute our strategy. These credit facilities contain certain covenants that restrict our ability to, among other things:

●	undergo a change in control;
●	incur new indebtedness or other obligations, subject to certain exceptions;
●	pay cash dividends;
●	create or incur new liens, subject to certain exceptions;
●	make new acquisitions or investments in other entities, subject to certain exceptions;
●	wind up, liquidate or dissolve our affairs;
●	change the nature of our core business;
●	alter our capital structure in a manner that would be materially adverse to our lenders; and
●	make investments or advancements to affiliated or related companies.

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

The indebtedness under our credit facilities with BMO is secured by substantially all of our consolidated assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

Indebtedness under our credit facilities with BMO is secured by a lien on substantially all of our assets. Accordingly, if an event of default were to occur under our credit facilities, BMO would have a prior right to our assets, to the exclusion of our general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our senior secured credit agreement), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors is any amount available for our equity holders. The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

We depend upon the availability of capital under our revolving credit facilities and term loans with BMO to finance our operations. Any additional financing that we have requested from BMO may not be available on favorable terms or at all.

In addition to cash flow provided by operations, we finance our working capital and general corporate needs through our Canadian Facilities and U.S. Facilities with BMO. On April 29, 2016 we and BMO restated and amended these credit agreements to revise covenants and funding amounts to finance our cash requirements for anticipated operating activities, restructuring and integration plans, capital improvements and scheduled principal repayments of long-term debt. On March 15, 2017, the expiration date of this credit facility was extended until July 31, 2018.

We may not be able to fully realize the revenue value reported in our backlog.

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2016, our order backlog was $38.6 million. Orders included in our backlog are represented by customer purchase orders and service contracts that we believe to be firm. Backlog develops as a result of new business taken, which represents the revenue value of new customer orders received by us during a given period. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

We are subject to pricing pressure from our larger customers.

We face significant pricing pressures in all of our business segments from our larger customers, including Siemens. Because of their purchasing size, our larger customers can influence market participants to compete on price terms. Such customers also use their buying power to negotiate lower prices. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on our financial results.

Deterioration in the credit quality of several major customers could have a material adverse effect on our operating results and financial condition.

A significant asset included in our working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or are otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Deterioration in the credit quality of Siemens or of any other major customers could have a material adverse effect on our operating results and financial condition.

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

Our business may face cyber-security risk generally associated with our information technology systems which could materially affect our business, and our results of operations could be materially affected if our information technology systems (or third-party systems we rely on) are interrupted, damaged by unforeseen events, or fail for any extended period of time.

We rely on information systems (IS) in our business to obtain, rapidly process, analyze, manage and store data to among other things:

●	maintain and manage our systems to facilitate the purchase and distribution of inventory items from various distribution centers;

●	provide remote monitoring and automated control to our customers;

●	receive, process and ship orders on a timely basis;

●	manage the accurate billing and collections from our customers.

Information security risks have generally increased in recent years, and a cyberattack that bypasses our IS security systems causing an IS security breach may lead to a material disruption of our business operations and/or the loss of business information resulting in a material effect on our business.

In addition, we develop products and provide services to our customers that are technology-based, and a cyberattack that bypasses the IS security systems of our products or services causing a security breach and/or perceived security vulnerabilities in our products or services could also cause significant reputational harm, and actual or perceived vulnerabilities may lead to claims against us by our customers. Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products to comply with applicable legal requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and involve fines and penalties, costs for remediation, and settlement expenses.

Our information systems also utilize certain third party service organizations that manage a portion of our information systems, and our business may be materially affected if these third party service organizations are subject to an IS security breach. Risks associated with these and other IS security breaches may include, among other things:

●	future results could be materially affected due to theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

●	operational or business delays resulting from the disruption of information systems and subsequent clean-up and mitigation activities;

●	we may incur claims, fines and penalties, and costs for remediation, or substantial defense and settlement expenses; and

●	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers.

We have various insurance policies, covering risks in amounts that we consider adequate. There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost. Successful claims for misappropriation or release of confidential or personal data brought against us in excess of available insurance or fines or other penalties assessed or any claim that results in significant adverse publicity against us could have a material adverse effect on our business and our reputation.

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

We face risks associated with litigation and claims.

Our business, results of operations and financial condition could be affected by significant litigation or claims adverse to us. There is a lawsuit filed against us, PCEP, PCEP’s president and a PCEP employee by Myers Power Products, Inc. in January 2016, seeking injunctive relief and compensatory damages of an unspecified unlimited (exceeding $25,000) amount, alleging, among other things, that our employees wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, and that we and PCEP knowingly received and used such confidential business information. See “Business — Legal Proceedings” for more information. Due to the uncertainties of litigation, however, we can give no assurance that we, PCEP and our employees will prevail on any claims made against us, PCEP and our employees in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. Types of potential litigation cases include product liability, contract, employment-related, labor relations, personal injury or property damage, intellectual property, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

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

Most of our products are manufactured at our facilities in Canada and Mexico, and we depend on a number of suppliers for raw materials and component parts that are located outside of the U.S., including Asia and Western Europe. We generate a significant portion of our revenue from our operations in Canada and currently derive most of our revenue in the U.S. from products we manufacture in Mexico and source internationally. Our international operations are subject to a variety of risks that we do not face in the U.S., and that we may face only to a limited degree in Canada, including:

●	building and managing highly experienced foreign workforces and overseeing and ensuring the performance of foreign subcontractors;
●	increased travel, infrastructure and legal and compliance costs associated with multiple international locations;
●	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
●	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the U.S.;
●	changes in foreign currency exchange rates, principally fluctuations in the Canadian dollar, Indian rupee and Mexican peso;
●	longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable;
●	difficulties in repatriating overseas net income;
●	general economic conditions in the countries in which we operate; and
●	political unrest, civil disturbances, corruption, crime, war, incidents of terrorism, or responses to such events.

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

Provident Pioneer Partners, L.P., which is controlled by Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, beneficially owns approximately 52.5% of our outstanding common stock as of March 28, 2017. As a result of this stock ownership, Provident Pioneer Partners, L.P. and Mr. Mazurek can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Provident Pioneer Partners, L.P. and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders or the best interest of us as a whole.

Furthermore, pursuant to the terms of our credit agreement with BMO, we are restricted from, among other things, entering into merger agreements or agreements for the sale of any or all of our assets outside the course of ordinary business. As such, even if certain corporate transactions may be approved by our stockholders, BMO, as the lender under our credit agreement, has final authority to approve or reject certain of our transactions. This could lead to us not being able to effect certain transactions that may be in the best interests of our stockholders or our business.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

The market price of our common stock is highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	technological innovations or new products and services by us or our competitors;
●	additions or departures of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer;
●	sales of our common stock, including management shares;
●	limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	industry developments;
●	economic and other external factors;
●	our ability to manage the costs of maintaining adequate internal financial controls and procedures in connection with the acquisition of additional businesses;
●	period-to-period fluctuations in our financial results; and
●	announcements of acquisitions.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our net income, financial condition and other business and economic factors as our board of directors may consider relevant. In addition, our credit agreement with BMO restricts our ability to pay cash dividends. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Location	Description	Approximate Square Footage	Owned or Lease Expiration Date
Granby, Quebec	Manufacturing and administration	50,000	Owned
Farnham, Quebec	Manufacturing and administration	69,000	Owned
Reynosa, Mexico	Manufacturing	52,000	December 2026
Reynosa, Mexico	Manufacturing	35,000	December 2026
Santa Fe Springs, California	Manufacturing, sales, engineering and administration	40,000	August 2018
Brooklyn Park, Minnesota	Manufacturing, sales, engineering and administration	16,000	December 2020
Pharr, Texas	Distribution warehouse	24,000	August 2020
Omaha, Nebraska	Sales and service	6,800	December 2020
Duluth, Minnesota	Sale, service and warehouse	4,600	July 2020
Doral, Florida	Sales and service	2,400	August 2017
Franklin, Wisconsin	Sales, marketing, engineering and adminstration	5,000	December 2018
Mississauga, Ontario	Sales and engineering	1,400	July 2021
Fort Lee, New Jersey	Corporate management and sales office	2,700	November 2022

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

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP’s employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. is seeking injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited (exceeding $25,000) amount. On March 18, 2016, we filed an answer to the complaint, denying generally each and every allegation and relief sought by Myers Power Products, Inc. and seeking dismissal based on, among other things, failure to state facts sufficient to constitute a cause of action. We intend to contest the matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that we, PCEP and our employees will prevail on any claims made against us, PCEP and our employees in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. See Note 11 ‒ Commitments and Contingencies included in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

As of the date of this filing, we are not aware of any other material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities other than other than the foregoing suit filed by Myers Power Products, Inc.

We are not aware of any material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

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

Fiscal Year	Period	High	Low
2016	First Quarter Ended March 31	$5.73	$2.78
	Second Quarter Ended June 30	6.38	4.40
	Third Quarter Ended September 30	6.00	4.85
	Fourth Quarter Ended December 31	5.99	4.85

2015	First Quarter Ended March 31	9.99	8.67
	Second Quarter Ended June 30	8.91	6.75
	Third Quarter Ended September 30	7.80	3.60
	Fourth Quarter Ended December 31	4.50	3.06

The last reported sales price of our common stock on the Nasdaq Capital Market on March 28, 2017, was $6.90 per share. As of March 28, 2017, there were 30 holders of record of our common stock.

We have not declared or paid cash dividends on our common stock during the two most recent fiscal years, and we do not intend to pay any cash dividends on our common stock during the foreseeable future. Rather, we intend to retain future net income (if any) to fund the operation and expansion of our business and for general corporate purposes. Subject to legal and contractual limits, our board of directors will make any decision as to whether to pay dividends in the future. In addition, our credit agreement with BMO, dated April 29, 2016, restricts our ability to pay cash dividends.

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2016.

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

Our operations are divided into two reportable segments: Transmission & Distribution Solutions and Critical Power.  Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. These solutions are marketed principally through our PTL, Jefferson, Bemag, PCPI and PCEP brand names. As a result of the restructuring plans implemented during calendar year 2015, the activities of our PCPI switchgear operations have been transferred from the Critical Power segment to the T&D Solutions segment as of January 1, 2016. Our Critical Power business provides customers with sophisticated power generation equipment, related electrical distribution infrastructure, preventative maintenance services and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan brand name.

Foreign Currency Exchange Rates

Although we report our results in accordance with U.S. GAAP and in U.S. dollars, two of our business subsidiaries are Canadian operations whose functional currency is the Canadian dollar.  As such, the financial position, results of operations, cash flows and equity of these operations are initially consolidated in Canadian dollars. Their assets and liabilities are then translated from Canadian dollars to U.S. dollars by applying the foreign currency exchange rate in effect at the balance sheet date, while the results of their operations and cash flows are translated to U.S. dollars by applying weighted average foreign currency exchanges rates in effect during the reporting period. The resulting translation adjustments are included in other comprehensive income or loss.

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

	2016			2015
	Balance Sheet	Statements of Operations, Comprehensive Income and Cash Flow		Balance Sheet	Statements of Operations, Comprehensive Income and Cash Flow
			Cumulative			Cumulative
Quarter Ended	End of Period	Period Average	Average	End of Period	Period Average	Average
March 31	$0.7700	$0.7274	$0.7274	$0.7895	$0.8057	$0.8057
June 30	$0.7742	$0.7760	$0.7509	$0.8006	$0.8134	$0.8095
September 30	$0.7624	$0.7662	$0.7560	$0.7493	$0.7638	$0.7937
December 31	$0.7448	$0.7497	$0.7544	$0.7225	$0.7489	$0.7820

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

Income Taxes. We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected rates in effect for the tax year in which the differences are expected to reverse. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the deferred tax asset recorded as of December 31, 2016, is realizable through future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

As of December 31, 2016, we have recorded $204 for uncertain tax positions. We do not believe the total of unrecognized tax positions will significantly increase or decrease during the next 12 months.

Changes in Accounting Principles

In 2015, we adopted a change of goodwill testing date and ASU No. 2015-17, Income Taxes (topic 740). No other significant changes in accounting principles were adopted during 2016 and 2015.

Classification of Expenses

As the Company implemented the remediation plans discussed under the heading “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K, the Company has determined that there were inconsistencies in classification of expenses between its business units. As a result, the Company has reclassified certain expenses from cost of goods sold to operating expenses for the year ended December 31, 2016. The Company has made the same reclassification to the results for the year ended December 31, 2015, resulting in an increase to gross profit of $332, or 0.31% as a percentage of sales as presented for this period.

Rounding

All dollar amounts (except share and per share data) presented are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding.

RESULTS OF OPERATIONS

Overview of 2016 Operating Results

Selected financial and operating data for our reportable business segments for the most recent two years is summarized below. This information, as well as the selected financial data provided in Note 16 and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K, should be referred to when reading our discussion and analysis of results of operations below. Our summary of operating results during the years ended 2016 and 2015 are as follows:

	For the Years Ended December 31,
	2016	2015
Revenues
T&D Solutions	$95,870	$84,871
Critical Power Solutions	18,532	21,651
Consolidated	114,402	106,522
Cost of sales
T&D Solutions	75,497	66,968
Critical Power Solutions	15,494	18,117
Consolidated	90,991	85,085
Gross profit	23,411	21,437
Selling, general and administrative expenses	17,852	19,365
Depreciation and amortization expense	2,143	2,162
Restructuring and integration	2,426	5,577
Foreign exchange gain	(365)	(367)
Total operating expenses	22,056	26,737
Operating income (loss)	1,355	(5,300)
Interest expense	1,736	748
Other income (expense)	(205)	2,535
Income (loss) before taxes	(176)	(8,583)
Income tax expense (benefit)	887	(2,702)
Net income (loss)	$(1,063)	$(5,881)

Backlog.  Our order backlog at December 31, 2016 was $38.6 million, as compared to $28.7 million at December 31, 2015. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2017. The following table represents the progression of our backlog, by reporting segment, for the periods ended as indicated:

	December 31,
	2016	2015
T&D Solutions	$34,588	$24,487
Critical Power Solutions	3,970	4,180
Total order backlog	$38,558	$28,667

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	For the Years Ended December 31,
	2016	2015	Variance	%
T&D Solutions
Transformers	$81,111	$75,598	$5,513	7.3
Switchgear	14,759	9,273	5,486	59.2
	95,870	84,871	10,999	13.0
Critical Power Solutions
Equipment	10,166	14,929	(4,763)	(31.9)
Service	8,366	6,722	1,644	24.5
	18,532	21,651	(3,119)	(14.4)
Total revenue	$114,402	$106,522	$7,880	7.4

For the year ended December 31, 2016, our consolidated revenue increased by $7.9 million, or 7.4%, to $114.4 million, up from $106.5 million during the year ended December 31, 2015.

T&D Solutions. Revenue from our transformer product lines increased by $5.5 million, or 7.3%, driven by a 17.8% increase in sales from our U.S. operations led by significant growth in our low voltage, general purpose products. Offsetting the U.S. market increase was a decline in sales from our Canadian operations (down 3.0% in USD, but up 1.1% on a constant currency basis). Revenue from our switchgear product lines increased by $5.5 million, or 59.2%, driven by increased sales from our medium voltage switchgear offering, which was purchased in July, 2015.

Critical Power. Revenue for our equipment sales decreased by $4.8 million, or 31.9%, driven by our decision to concentrate our efforts on service revenue, which provides higher profit margins. The increase in service revenue of $1.6 million, or 24.5% is further confirmation of this strategy.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	For the Years Ended December 31,
	2016	2015	Variance	%
T&D Solutions
Gross profit	$20,373	$17,903	$2,470	13.8
Gross margin %	21.3	21.1	0.2

Critical Power Solutions
Gross profit	3,038	3,534	(496)	(14.0)
Gross margin %	16.4	16.3	0.1

Consolidated gross profit	$23,411	$21,437	$1,974	9.2
Consolidated gross margin %	20.5	20.1	0.4

For the year ended December 31, 2016, our gross margin percentage was 20.5% of revenues, compared to 20.1% during the year ended December 31, 2015. The 0.4% increase in our consolidated gross margin percentage is explained predominantly by the results of our T&D Solutions segment.

T&D Solutions. The 0.2% increase in our T&D Solutions gross margin resulted from a favorable shift in our sales mix to more custom-engineered transformers and the continuation of an Asian supply channel, at a lower landed cost, for the highly competitive low voltage standard transformer products.

During 2015, we completed the development of our low voltage transformer product offering to make them comply with new Department of Energy efficiency standards coming into effect in 2016. The cost of these projects was recognized as period expenses during 2015 and prior years.

Our T&D switchgear product sales grew rapidly and at an improved gross margin during the year, as we concentrated on more profitable medium voltage projects and reduced our activity in low voltage projects in 2016, as compared to 2015. During 2016, we made the strategic decision to reduce our sales efforts in low voltage switchgear products. During the implementation of this strategic change, we incurred $97 of payroll and related costs that will be eliminated in future years.

Critical Power. The 0.1% increase in our Critical Power segment gross margin was driven primarily by the strategic shift to concentrate on higher margin service revenue while decreasing the focus on sales of equipment. During 2016, we made the strategic decision to reduce our efforts in selling equipment. During the implementation of this strategic change, we incurred $23 of payroll and related costs that will be eliminated in future years.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	For the Years Ended December 31,
	2016	2015	Variance	%
T&D Solutions
Selling, general and administrative expense	$13,202	$13,508	$(306)	(2.3)
Depreciation and amortization expense	670	640	30	4.7
Restructuring and integration	2,367	5,083	(2,716)	(53.4)
Foreign exchange gain	(365)	(356)	(9)	2.5
Segment operating expense	$15,874	$18,875	$(3,001)	(15.9)

Critical Power Solutions
Selling, general and administrative expense	$1,539	$2,852	$(1,313)	(46.0)
Depreciation and amortization expense	1,405	1,449	(44)	(3.0)
Restructuring and integration	32	80	(48)	(60.0)
Segment operating expense	$2,976	$4,381	$(1,405)	(32.1)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$3,111	$3,005	$106	3.5
Depreciation expense	68	73	(5)	(7)
Restructuring and integration	27	414	(387)	(93.5)
Foreign exchange gain	—	(11)	11	—
Segment operating expense	$3,206	$3,481	$(275)	(7.9)

Consolidated
Selling, general and administrative expense	$17,852	$19,365	$(1,513)	(7.8)
Depreciation and amortization expense	2,143	2,162	(19)	(0.9)
Restructuring and integration	2,426	5,577	(3,151)	(56.5)
Foreign exchange gain	(365)	(367)	2	(0.5)
Consolidated operating expense	$22,056	$26,737	$(4,681)	(17.5)

Selling, General and Administrative Expense. For the year ended December 31, 2016, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by approximately $1.5 million, or 7.8%, to $17.9 million, as compared to $19.4 million during the year ended December 31, 2015. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 15.6% in 2016, as compared to 18.2% in 2015.

The selling, general and administrative expense in our Critical Power segment decreased by $1.3 million as compared to 2015. While implementing the strategy to decrease focus on equipment sales, we incurred payroll and related costs of $157 during 2016. The overall decrease is from employment reductions done pursuant to this strategy to decrease focus on the equipment sales in this segment.

Selling, general and administrative expense in our T&D Solutions segment decreased by $0.3 million, or 2.3%, during the year ended December 31, 2016, as compared to 2015. While implementing the strategy to reduce our low voltage switchgear sales, we incurred payroll and related costs of $555 and other costs of $152 during 2016.

Depreciation and Amortization Expenses.  Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and excludes amounts included in cost of revenue. There was no material change in depreciation and amortization expense between the years ended December 31, 2016 and December 31, 2015.

Foreign Exchange (Gain) Loss. For the year ended December 31, 2016, approximately 34% of our consolidated operating revenues were denominated in Canadian dollars, and the majority of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For both of years ended December 31, 2016 and 2015, we recorded a gain of $0.4 million due to currency fluctuations.

Restructuring, Integration, and Impairment. In 2016, $2.4 million of restructuring expenses were incurred as a result of the relocation of the medium voltage transformer production facility to a lower cost facility. These costs were primarily from business integration costs of $2.1 million and cost over runs of $300 on the 2015 restructuring accruals. In 2015, an additional $5.6 million of restructuring expenses were incurred as the result of three plant consolidations. These costs were mainly the result of write down of the carrying value of fixed assets ($2.8 million), business integration costs ($1.5 million), employee severance and related costs ($0.6 million) and lease termination and relocation costs for the balance.

Operating Income (Loss)

The following table represents our operating income or (loss) by reportable segment for the periods indicated:

	For the Years Ended December 31,
	2016	2015	Variance	%
T&D Solutions	$4,499	$(972)	$5,471	562.9
Critical Power Solutions	62	(847)	909	107.3
Unallocated Corporate Overhead Expenses	(3,206)	(3,481)	275	7.9
Total operating income (loss)	$1,355	$(5,300)	$6,655	125.6

T&D Solutions.  Operating income from this segment increased by $5.5 million, resulting from lower restructuring costs, lower operating expenses and increased sales volumes in the year ended December 31, 2016 compared to the year ended December 31, 2015.

Critical Power. The Critical Power segment operating income increased by $0.9 million during 2016 from 2015. This increase resulted from lower payroll costs and an increase in service revenue.

General Corporate Expense. Our general corporate expense consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the year ended December 31, 2016, our unallocated corporate overhead expense decreased by $275.

Non-Operating Expense

Interest Expense. For the year ended December 31, 2016, our interest expense was $1.7 million, as compared to approximately $0.7 million for the year ended December 31, 2015.  The net increase in our interest expense was due to higher average borrowings under our credit facilities during 2016, as compared to 2015. The aggregate outstanding balance of our total debt increased by approximately $10.2 million during the year ended December 31, 2016.

Other Expense (Income). For the year ended December 31, 2016, our non-operating income of $0.2 million consists primarily of abatement of penalties as they related to non-payment of payroll taxes of $1.1 million, offset by intangible impairment of $0.1 million. For the year ended December 31, 2015, our non-operating expense of $2.5 million consisted primarily of professional fees and costs incurred in connection with acquisitions of $1.1 million and interest and penalties from the non-payment of payroll taxes of $1.5 million.

Provision for Income Taxes. Our provision reflects an effective tax rate on loss before income taxes of 504% in 2016, as compared to 31% in 2015, as set forth below (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	Variance
Loss before income taxes	$176	$8,583	$(8,406)
Income tax expense (benefit)	887	(2,702)	3,589
Effective income tax rate %	504	31	472

The increase in the Company’s effective tax rate during 2016 primarily reflects the correction of a prior year error in the current year, and the recognition of prior period adjustments resulting from an audit of our tax returns in Canada, as well as the permanent benefit resulting from the abatement of payroll tax penalties.

Net Loss Per Share

We generated a net loss of $1.1 million for the year ended December 31, 2016, as compared to net loss of $5.9 million during the year ended December 31, 2015. In 2016, our net loss per basic and diluted share was $0.12, as compared to net loss of $0.76 during the year ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

General. At December 31, 2016, we had cash and cash equivalents of approximately $0.2 million and total debt outstanding of $28.2 million, when including bank overdrafts. We have historically met our cash needs through a combination of cash flows from operating activities, bank borrowings under our revolving credit facilities and distributions between our U.S. and foreign subsidiaries. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities, funds generated from operations and cash available on hand should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided/Used by Operating Activities. Cash used by our operating activities was approximately $9.5 million during the year ended December 31, 2016, compared to cash used by our operating activities of $4.0 million during the year ended December 31, 2015, primarily due to deferred taxes, restructuring and working capital changes.

Cash Used in Investing Activities. Cash used in investing activities during the year ended December 31, 2016 was approximately $0.6 million, as compared to $3.4 million during the year ended December 31, 2015.  During 2015, our cash used in investing activities included $2.1 million for business acquisitions. Additions to our property, plant and equipment in the ordinary course of business were approximately $0.7 million and $1.1 million, respectively, during the years ended December 31, 2016 and 2015.

Cash Provided by Financing Activities. Cash provided by our financing activities was $10.0 million during the year ended December 31, 2016, as compared to cash provided by our financing activities of approximately $4.5 million during the year ended December 31, 2015.  During 2015, borrowings under our revolving credit facilities increased by $7.8 million.

Working Capital.  As of December 31, 2016, we had working capital of $2.4 million, including $0.2 million of cash and cash equivalents, compared to negative working capital of $3.1 million, including $0.6 million of cash and cash equivalents at December 31, 2015. Our current assets were approximately 1.1 times our current liabilities at December 31, 2016, as compared to 0.9 times at December 31, 2015. At December 31, 2016 and 2015, we had $1.5 million and $2.6 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Assessment of Liquidity.  At December 31, 2016, we had total debt of $28.2 million and $0.2 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. In addition, as further discussed below, our credit facilities maturity dates have been extended until July 2018.

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

Credit Facilities and Long-Term Debt

Canadian Credit Facilities

Our Canadian subsidiaries have maintained credit facilities with BMO since October 2009. In June 2011, our wholly owned subsidiary Pioneer Electrogroup Canada Inc. entered into a letter loan agreement with BMO (the “Initial Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank.

Our Initial Canadian Facilities originally provided for up to $22.0 million Canadian dollars (“CAD”) (approximately $15.9 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion, and a $10.0 million CAD term credit facility (“Facility C”) that financed a business acquisition and the purchase and expansion of its manufacturing facilities.

The Initial Canadian Facilities required us to comply on a consolidated Canadian basis with various financial covenants, including maintaining a minimum fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and a limitation on funded debt as a percent of capitalization.

Facility A was originally subject to margin criteria and borrowings bear interest at BMO’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.50% per annum or LIBOR plus 2.00% per annum on amounts borrowed in U.S. dollars.

Borrowings under Facility B originally bore interest at BMO’s prime rate plus 1.00% per annum with principal repayments becoming due on a five year amortization schedule.

Borrowings under Facility C were repayable according to a five year principal amortization schedule and bore interest at the following rates: if the funded debt to EBITDA ratio is equal to or greater than 2.00, BMO’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars; or, if the funded debt to EBITDA ratio is less than 2.00, BMO’s prime rate plus 1.00% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.00% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars. In addition, Facility C was subject to a standby fee which is calculated monthly using the unused portion of the facility at either 0.625% per annum if the funded debt to EBITDA ratio is equal to or greater than 2.00 or 0.5625% per annum if the funded debt to EBITDA ratio is less than 2.00.

 In the third quarter of 2015, in connection with an amendment to our United States credit facilities, we elected to prepay $5.0 million Canadian dollars (approximately $4.0 million expressed in U.S. dollars) of Facility C with cash available on hand.

In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc. (“PECI”), entered into an Amended and Restated Credit Agreement (“CAD ARCA”) with BMO with respect to our existing Canadian credit facilities (as amended and restated, the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. This CAD ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank existing as of December 31, 2015 were waived by BMO. On March 15, 2017, the CAD ARCA was further amended (the “2017 CAD ARCA Amendment”).

Our Canadian Facilities provided for up to $8.1 million CAD (approximately $6.3 million expressed in U.S. dollars) consisting of a revolving $7.0 million CAD Facility A to finance ongoing operations, a $0.5 million CAD Facility B that financed a plant expansion, and a $0.7 million USD Facility C that financed a business acquisition and the purchase and expansion of its manufacturing facilities. The 2017 CAD ARCA Amendment increased the Facility A to $8.0 million CAD, increasing the total amount of loans available under the Canadian Facilities to $9.1 million CAD.

Facility A, as amended and restated, is subject to margin criteria and borrowings bear interest at BMO’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.75% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars. Pursuant to the 2017 CAD ARCA Amendment, Facility A will mature on July 31, 2018.

Borrowings under Facility B, as amended and restated, bear interest at BMO’s prime rate plus 1.25% per annum with principal repayments becoming due on a five year amortization schedule. Pursuant to the CAD ARCA, quarterly principal repayments were reduced to $47 CAD, with a balloon payment of $141 CAD due on July 31, 2017. The 2017 CAD ARCA Amendment amended the payment schedules so that the quarterly principal payments of $47 CAD will continue after July 31, 2017 until our borrowings under the facility is fully paid on April 30, 2018.

Borrowings under Facility C, as amended and restated, bear interest at BMO’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars. Pursuant to the CAD ARCA, a principal repayment of $72 USD was due on June 30, 2016, and the reduced quarterly principal repayments of $36 USD was to be made beginning on October 31, 2016, with a balloon payment of $496 USD due on July 31, 2017. The 2017 CAD ARCA Amendment amended the payment schedules so that the quarterly payments of $36 USD will continue until July 31, 2018, with a balloon payment of $352 due on July 31, 2018.

The CAD ARCA modified financial covenant testing so that testing will be performed on our consolidated financial statements. The financial covenants were changed pursuant to the CAD 2017 Amendment to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, which were further modified by the 2017 CAD ARCA Amendment. We are in compliance with most of the financial covenant testing and, on March 6, 2017, we received a waiver from BMO on certain financial covenants existing as of December 31, 2016.

As of December 31, 2016, we had approximately $5.2 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $4.4 million outstanding under Facility A, $0.2 million outstanding under Facility B and $0.6 million outstanding under Facility C.

As of December 31, 2015, we had approximately $1.7 million in U.S. dollar equivalents outstanding under our initial Canadian Facilities. Our borrowings consisted of approximately $0.5 million outstanding under Facility A, $0.4 million outstanding under Facility B and $0.8 million outstanding under Facility C.

United States Credit Facilities

On December 2, 2014, our existing U.S. credit facilities (the “U.S. Facilities) were amended in order to provide a $5.0 million term loan facility that was used for the acquisition of Titan. The term loan facility had principal repayments becoming due on a five year amortization schedule.

The U.S. Facilities initially required us to comply with a two-step test of financial covenants. First, as measured on a consolidated basis, we were required to comply with a maximum funded debt to adjusted EBITDA ratio of (a) 3.15x for the quarter ended December 31, 2014 and the quarter ending March 31, 2015, (b) 3.25x for the quarter ending June 30, 2015, (c) 3.65x for the quarter ending September 30, 2015, and (d) 2.75x for the quarter ending December 31, 2015 and all testing periods thereafter. Secondly, if the funded debt to adjusted EBITDA tests above are met, and our fixed charge coverage ratio is at or above 1.10x for the quarter ended December 31, 2014, and at or above 1.25x for all testing periods thereafter, then no further compliance tests were required.

Alternatively, we could comply with the financial covenant requirements of the U.S. Facilities if our U.S. operations maintained a maximum funded debt to capitalization ratio and various minimum fixed charge coverage ratios and maximum funded debt to adjusted EBITDA ratios which were set at different thresholds by time period.

Borrowings under the demand revolving credit facility (USD Facility A) bore interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Borrowings under the term loan facility (USD Facility B) bore interest, at our option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans.

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with BMO with respect to our U.S. Facilities that replaced and superseded all of our businesses’ prior financing arrangements with the bank. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank existing as of December 31, 2015 were waived by BMO. On March 15, 2017, the US ARCA was further amended (the “2017 US ARCA Amendment”).

Our U.S. Facilities, as amended and restated, provided for up to $19.1 million USD consisting of a $14.0 million USD Facility A to finance ongoing operations, a $5.0 million USD Facility B that financed the acquisition of Titan, and a new $0.1 million revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance our day-to-day business expenses and for no other purpose. The 2017 US ARCA Amendment increased the USD Facility A to $15.0 million, increasing the total amount of loans available under the U.S. Facilities to $20.1 million USD.

USD Facility A continues to bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. USD Facility A had a maturity date of July 31, 2017, which was extended to July 31, 2018 pursuant to the 2017 US ARCA Amendment.

Borrowings under USD Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Pursuant to the US ARCA, our quarterly principal payments were reduced to $31 USD for calendar year 2016, with the original amortization schedule continuing to apply to all quarterly principal payments made after December 31, 2016, and the final maturity date of December 2, 2019. The 2017 US ARCA Amendment reduced the scheduled quarterly principal payments to $31 USD, commencing March 31, 2017, to continue until July 31, 2018, with a balloon payment of $4,438 on July 31, 2018.

The US ARCA modified financial covenant testing so that testing will be performed on our consolidated financial statements. The financial covenants were changed pursuant to the US ARCA to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, which were further modified by the 2017 US ARCA Amendment. We are in compliance with most of the financial covenant testing and on March 6, 2017, we received a waiver from BMO on certain financial covenants existing as of December 31, 2016.

Our obligations under the U.S. Facilities are guaranteed by all our wholly-owned U.S. subsidiaries. In addition, we and our wholly-owned U.S. subsidiaries granted a security interest in substantially all of our assets, including 65% of the shares of Pioneer Electrogroup Canada Inc. held by us, to secure our obligations for borrowed money under the U.S. Facilities. The U.S. Facilities also restrict our ability to incur indebtedness, create or incur liens, make investments, make distributions or dividends and enter into merger agreements for the sale of any or all our assets.

As of December 31, 2016, we had approximately $17.9 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $13.3 million outstanding under USD Facility A, and $4.6 million outstanding under USD Facility B.

As of December 31, 2015, we had approximately $14.1 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $9.4 million outstanding under USD Facility A, and $4.7 million outstanding under USD Facility B.

Nexus Promissory Note

On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. In December 2013, we elected to make a $250 advance payment against the Nexus Promissory Note. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. During the fourth quarter of 2013, we prepaid $250 of the term loan and as of December 31, 2016 and 2015, there was approximately $0.2 million and $0.3 million outstanding, respectively.

Titan Notes Payable

In connection with the acquisition of Titan, we assumed obligations to repay the remaining holders of unsecured notes. As of December 31, 2015 these notes were fully repaid.

Capital Lease Obligations

As of December 31, 2016 and 2015, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $0.7 million during the year ended December 31, 2016, as compared to $1.1 million during the year ended December 31, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued update 2014-09, Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Accounting Standards Update (“ASU”) 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Management is still assessing the impact of adoption on its consolidated financial statements.

In July 2015, the FASB made a decision to defer the effective date of the new standard for one year and permit early adoption as of the original effective date.  The Company is currently reviewing its various revenue streams from its two reportable segments: (i) T&D Solutions and (ii) Critical Power. Concurrently, through the use of various data gathering methods, we are categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this new standard will have on our consolidated financial statements and we have not yet determined the method by which we will adopt the standard in 2018.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard amends Topic 330, Inventory, which currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. When this standard is adopted, an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We do not expect material impact of adopting ASU No. 2015-11 on our consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. We do not expect material impact of adopting ASU No. 2016-09 on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Pioneer Power Solutions, Inc.

Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc., as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Power Solutions, Inc., at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, NY

March 29, 2017

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2016	2015
Revenues	$114,402	$106,522
Cost of goods sold	90,991	85,085
Gross profit	23,411	21,437
Operating expenses
Selling, general and administrative	19,994	21,527
Restructuring, integration and impairment	2,426	5,577
Foreign exchange gain	(364)	(367)
Total operating expenses	22,056	26,737
Operating income (loss)	1,355	(5,300)
Interest expense	1,736	748
Other (income) expense	(205)	2,535
Income (loss) before taxes	(176)	(8,583)
Income tax expense (benefit)	887	(2,702)
Net loss	$(1,063)	$(5,881)

Net loss per common share:
Basic	$(0.12)	$(0.76)
Diluted	$(0.12)	$(0.76)

Weighted average common shares outstanding:
Basic	8,700	7,746
Diluted	8,700	7,746

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	For the Years Ended December 31,
	2016	2015
Net loss	$(1,063)	$(5,881)
Other comprehensive income (loss)
Foreign currency translation adjustments	(37)	(2,468)
Amortization of net prior service costs and net actuarial losses, net of tax	(157)	124
Other comprehensive loss	(194)	(2,344)
Comprehensive loss	$(1,257)	$(8,225)

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$246	$648
Accounts receivable, net	17,508	14,223
Inventories, net	26,147	17,663
Income taxes receivable	72	576
Prepaid expenses and other current assets	2,215	1,924
Total current assets	46,188	35,034
Property, plant and equipment, net	6,591	7,349
Deferred income taxes	5,659	3,642
Other assets	830	827
Intangible assets, net	8,168	9,956
Goodwill	9,972	10,068
Total assets	$77,408	$66,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$1,200	$1,923
Revolving credit facilities	17,689	9,874
Short term borrowings	3,973	—
Accounts payable and accrued liabilities	18,139	20,030
Current maturities of long-term debt and capital lease obligations	1,379	6,037
Income taxes payable	1,360	237
Total current liabilities	43,740	38,101
Long-term debt, net of current maturities	4,005	165
Pension deficit	172	63
Other long-term liability	892	372
Deferred income taxes	2,400	781
Total liabilities	51,209	39,482
Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $0.001; 30,000,000 shares authorized; 8,699,712 shares issued and outstanding	9	9
Additional paid-in capital	23,215	23,153
Accumulated other comprehensive loss	(5,863)	(5,669)
Retained earnings	8,838	9,901
Total stockholders’ equity	26,199	27,394
Total liabilities and stockholders’ equity	$77,408	$66,876

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015
Operating activities
Net loss	$(1,063)	$(5,881)
Depreciation	1,341	1,342
Amortization of intangible assets	1,746	1,817
Amortization of debt issuance cost	235	128
Deferred income tax benefit	(405)	(3,121)
Gain on purchase of notes	—	(150)
Change in receivable reserves	352	170
Change in inventory reserves	(86)	26
Accrued pension	(53)	(127)
Stock-based compensation	62	231
Impairments of fixed assets	—	2,581
Loss on disposition of fixed assets	74	41
Intangible asset impairment	110	428
Imputed interest expenses	—	31
Foreign currency remeasurement loss	(7)	(32)
Changes in current operating assets and liabilities:
Accounts receivable	(3,560)	(2,377)
Inventories	(8,244)	(4,866)
Prepaid expenses and other assets	(153)	(175)
Income taxes	1,660	(285)
Accounts payable and accrued liabilities	(1,467)	6,256
Net cash used in operating activities	(9,458)	(3,963)

Investing activities
Additions to property, plant and equipment	(668)	(1,052)
Proceeds from sale of fixed assets	50	—
Business acquisitions, net of cash acquired	—	(2,106)
Notes receivable	—	(243)
Net cash used in investing activities	(618)	(3,401)

Financing activities
(Decrease)/increase in bank overdrafts	(716)	1,923
Short term borrowings	3,973	—
Borrowings under debt agreement	36,394	36,365
Repayment of debt	(29,441)	(38,261)
Payment of debt issuance costs	(251)	(61)
Net proceeds from issuance of common stock	—	4,553
Net cash provided by financing activities	9,959	4,519

Decrease in cash and cash equivalents	(117)	(2,845)
Effect of foreign exchange on cash and cash equivalents	(285)	(339)

Cash and cash equivalents
Beginning of year	648	3,832
End of period	$246	$648

Supplemental cash flow information:
Interest paid	$1,258	$606
Income taxes paid, net of refunds	(322)	435
Non-cash investing activities:
Forgiveness of indebtedness due to purchaser	$—	$609

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Retained	stockholders'
	Shares	Amount	capital	loss	earnings	equity
Balance - January 1, 2015	7,405,962	$7	$18,370	$(3,325)	$15,782	$30,834
Net Loss	—	—	—	—	(5,881)	(5,881)
Stock-based compensation	—	—	231	—	—	231
Foreign currency translation adjustment	—	—	—	(2,468)	—	(2,468)
Pension adjustment, net of taxes	—	—	—	124	—	124
Issuance of common stock in connection with a public offering at $4.00 per share, net of issuance cost	1,293,750	2	4,552	—	—	4,554
Balance - December 31, 2015	8,699,712	$9	$23,153	$(5,669)	$9,901	$27,394
Net Loss	—	—	—	—	(1,063)	(1,063)
Stock-based compensation	—	—	62	—	—	62
Foreign currency translation adjustment	—	—	—	(37)	—	(37)
Pension adjustment, net of taxes	—	—	—	(157)	—	(157)
Balance - December 31, 2016	8,699,712	$9	$23,215	$(5,863)	$8,838	$26,199

The accompanying notes are an integral part of these consolidated financial statements

1. BASIS OF PRESENTATION

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from twelve (12) additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

Acquisitions

On January 16, 2015, the Company acquired substantially all the assets of Harmonics Holdings Inc. (doing business as “Harmonics Limited” or “Harmonics”), a New Haven, Connecticut based specialty provider of equipment that incorporates a patented technology for the elimination of harmonic currents in power distribution systems. See Note 3 – Acquisitions.

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

Classification of Expenses

As the Company implemented the remediation plans discussed under the heading “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K, the Company has determined that there were inconsistencies in classification of expenses between its business units. As a result, the Company has reclassified certain expenses from cost of goods sold to operating expenses for the year ended December 31, 2016. The Company has made the same reclassification to the results for the year ended December 31, 2015, resulting in an increase to gross profit of $332, or 0.31% as a percentage of sales as presented for this period.

Rounding

All dollar amounts (except share and per share data) presented are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include allowance for doubtful accounts receivable, inventory provision, useful lives and impairment of long-lived assets, income tax provision, goodwill impairment, cost of pension benefits and estimates related to purchase price allocation.

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

Cost of Goods Sold

Cost of goods sold for the T&D Solutions and Critical Power segments primarily includes charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and utilities related to production facilities and, where appropriate, an allocation of overhead.  Cost of goods sold for Critical Power Solutions also includes indirect labor and infrastructure cost related to the provision of field services.

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

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written off when it receives them. Management considers the Company’s allowance for doubtful accounts, which was $0.6 million as of December 31, 2016 and 2015, sufficient to cover any exposure to loss in its accounts receivable.

Long-Lived Assets

Depreciation and amortization for property, plant and equipment, and finite life intangible assets, is computed and included in cost of goods sold and in selling and administrative expense, as appropriate. Long-lived assets, consisting primarily of property, plant and equipment, are stated at cost less accumulated depreciation. Property, plant and equipment are depreciated using the straight line method, based on the estimated useful lives of the assets (buildings – 25 years, machinery and equipment - 5 to 15 years, computer hardware and software - 3 to 5 years, furniture & fixtures 5 to 7 years, leasehold improvements – term of lease). Depreciation commences in the year the assets are ready for their intended use. As a convention, in the initial year, the Company takes one half year of depreciation expense on all assets.

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

Long-lived assets and finite life intangible assets are reviewed for impairment whenever events or circumstances have occurred that indicate the remaining useful life of the asset may warrant revision or that the remaining balance of the asset may not be recoverable. Upon indications of impairment, or in the normal course of annual testing, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The measurement of possible impairment is generally estimated by the ability to recover the balance of an asset group from its expected future operating cash flows on an undiscounted basis. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value thereof. Determining asset groups and underlying cash flows requires the use of significant judgment. As described in Note 9, in 2015, due to relocation of Bemag, the Company recorded an impairment charge of $261 for customer relationships.

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

The Company tests its goodwill and indefinite-lived intangible asset for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. In 2015, the Company changed its annual testing date from December 31 to October 1. The Company believes this change in the timing of applying an accounting principle is preferable, as it allows for a more robust fair value assessment. This change in annual testing date does not delay, accelerate, or avoid an impairment charge. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of its segments; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible assets and the Company’s consolidated financial results. As described in Note 9, the company recorded an impairment charge of $110 and $143 against technology related industry accreditations in 2016 and 2015, respectively.

Reportable segments are defined in Note 1 Basis of Presentation.

The Company tests its goodwill for impairment at the reporting unit level, which is an operating segment or a segment that is one level below its operating segments. An operating segment is defined by ASC 280-10-50 as a component of an enterprise that earns revenue and incurs expenses, of which discrete financial information is available. During the second quarter of 2015, the Company began evaluating improvement strategies to reorganize, simplify and cut costs from operations through closer business integration which reduced the number of reporting units to four in 2015. The goodwill has been assigned to the reporting unit to which the value relates. Three of the Company’s four reporting units have goodwill. The Company tests goodwill by estimating the fair value of the reporting unit using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis. A quantitative analysis is used to determine an estimated fair value representing the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value of each reporting unit is derived using a discounted cash flow method based on market and reporting unit-specific assumptions, including estimated future revenues and expenses, weighted average cost of capital, capital expenditures, the useful life over which cash flows will occur and other assumptions which are considered reasonable and inherent in discounted cash flow analysis. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment.

Indefinite life intangible assets consist primarily of trademarks. The fair value of these assets are determined using a royalty relief methodology similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability.

During the Company’s 2016 annual impairment tests of goodwill and indefinite life intangible assets, management identified an impairment of an indefinite-lived intangible asset in its T&D segment and recognized an impairment charge of $110 since the asset was no longer actively used by the Company. The Company’s 2015 quantitative impairment test identified no impairment of goodwill or indefinite life intangibles. See Note 9 ‒ Goodwill and Other Intangible Assets for further information on the impairment charge of $261 and $143 for customer relationship and technology related industry accreditations recorded in 2015 due to relocation of Bemag.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax asset recorded as of December 31, 2016 and 2015, is realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s judgments and tax filings are subject to audit by various taxing authorities.

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences or events that have been recognized in the Company’s financial statements or tax returns. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position (see “Unrecognized Tax Benefits” below).

Income tax related interest and penalties are grouped with interest expense on the consolidated statement of operations.

Unrecognized Tax Benefits

The Company accounts for unrecognized tax benefits in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) “Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Additionally, ASC 740 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws.  See Note 14 ‒ Income Taxes.

Share-Based Payments

The Company accounts for share based payments in accordance with the provisions of FASB ASC 718 “Compensation – Stock Compensation” and accordingly recognizes in its financial statements share based payments at their fair value. In addition, it recognizes in the financial statements an expense based on the grant date fair value of stock options granted to employees and directors. The expense is recognized on a straight line basis over the expected option life while taking into account the vesting period and the offsetting credit is recorded in additional paid-in capital. Upon exercise of options, the consideration paid together with the amount previously recorded as additional paid-in capital is recognized as capital stock. The Company estimates its forfeiture rate in order to determine its compensation expense arising from stock based awards. The Company uses the Black-Scholes Merton option pricing model to determine the fair value of the options. Non-employee members of the Board of Directors are deemed to be employees for the purposes of recognizing share-based compensation expense.

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

The transitional obligation created upon adoption of the FASB ASC 715 “Compensation – Retirement Benefits” is amortized over the average remaining service period of employees. For a given year, unrecognized actuarial gains or losses are recognized into income if the unamortized balance at the beginning of the year is more than 10% of the greater of the plan asset or liability balance. Any unrecognized actuarial gain or loss in excess of this threshold is recognized in income over the remaining service period of the employees.

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

Reclassification of Long-Term Debt

The financial statements included in this annual report have been prepared assuming that we will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity, capital requirements and that our credit facilities with our lender will remain available to us and will not need to be replaced. In addition, we did not duly pay and discharge our payroll tax obligations in a manner compliant with the covenant requirements of our U.S. Facilities during 2014 and 2015. (see Note 5 – Other (Income) / Expense).

Based on these determinations,  we began discussions with our lender and secured a waiver of defaults dated November 18, 2015 with respect to our U.S. credit agreement and our Canadian letter loan agreement, to suspend testing of the existing financial defaults until January 31, 2016 and to permit borrowings of up to $3.0 million by our Canadian subsidiary in order to provide financial support to our U.S. operations, subject to the satisfaction of new financial reporting requirements and other conditions. This waiver was subsequently extended to April 30, 2016, and the amount of borrowings increased up to $5.0 million by our Canadian subsidiary in order to provide financial assistance to our US operations. As a result of this noncompliance, all outstanding long-term debt with the lender was classified as a current liability at December 31, 2015.

On April 29, 2016 we executed an amended and restated credit agreement (“ARCA”) of our credit facilities from the Bank for Montreal. With the execution of the ARCA, portions of the credit facilities were classified as long term indebtedness. This ARCA contains revised covenants and funding amounts that finance our cash requirements for anticipated operating activities, restructuring and integration plans, capital improvements and scheduled principal repayments of long-term debt. The ARCA was to expire on July 31, 2017. On March 15, 2017, the ARCA was extended to July 31, 2018. Accordingly, long-term debt is classified as a non-current liability at December 31, 2016.

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

In July 2015, the FASB made a decision to defer the effective date of the new standard for one year and permit early adoption as of the original effective date.  The Company is currently reviewing its various revenue streams from its two reportable segments: (i) T&D Solutions and (ii) Critical Power. Concurrently, through the use of various data gathering methods, we are categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this new standard will have on our consolidated financial statements and we have not yet determined the method by which we will adopt the standard in 2018.

Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard amends Topic 330, Inventory, which currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. When this standard is adopted, an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company does not expect material impact of adopting ASU No. 2015-11 on its consolidated financial statements.

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

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. The Company does not expect material impact on its consolidated financial statements of adopting ASU 2016-02.

Share-Based Compensation. In April 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company does not expect material impact of adopting ASU No. 2016-09 on its consolidated financial statements.

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

The following table summarizes the consideration paid for the Harmonics and Pacific acquisitions and presents the allocation of the amount to the net tangible and identifiable intangible assets based on their estimated fair values as of January 16, 2015 and August 1, 2015, respectively:

	Harmonics Acquisition	Pacific Acquisition
Purchase Price
Cash consideration	$93	$2,013
Forgiveness of trade payables and indebtedness due to purchaser	609	—
Deferred payments due to seller	341	—
	$1,043	$2,013

Initial Purchase Price Allocation
Current assets	$21	$18
Property, plant and equipment	4	182
Identifiable intangible assets	995	1,562
Goodwill	23	251
Net assets acquired	$1,043	$2,013

The acquisitions resulted in the recognition of goodwill in the Company’s consolidated financial statements because the purchase prices exceeded the net tangible asset values, and reflects the future net income and cash flow potential of the acquired businesses.

The following table summarizes the major classes of intangible assets arising from the acquisition of Harmonics and Pacific, their respective amortization periods, and the amount of amortization expense recognized during the year ended December 31, 2016:

	Weighted Average Amortization Years	Harmonics Acquisition
Acquired Intangible Assets
Customer relationships	10	$319
Non-compete agreements	5	75
Developed technology	10	492
Trademark	Indefinite	26
Technology-related industry accreditations	Indefinite	83
		$995

Amortization expense recorded during the year ended December 31, 2016		$93

	Weighted Average Amortization Years	Pacific Acquisition
Acquired Intangible Assets (a)
Customer relationships	13	$512
Non-compete agreements	7	180
Technology-related industry accreditations	Indefinite	870
		$1,562

Amortization expense recorded during the year ended December 31, 2016		$62

(a) In connection with completing its purchase price allocation, certain assets were identified and reclassed in 2016.

The Company incurred approximately $13 of transaction costs related to the Harmonics acquisition, and $43 related to the Pacific acquisition, during the year ended December 31, 2015 that are reflected in the Company’s statement of operations as a period expense.

The Company reported Harmonics and Pacific results of operations in the T&D Solutions segment for the year ended December 31, 2016 and 2015.

There were no acquisitions in 2016.

4. RESTRUCTURING AND IMPAIRMENT

During the second quarter of 2015, the Company began evaluating improvement strategies intended to reorganize, simplify and reduce costs from operations through closer business integration, pursuant to a restructuring and integration plan to be carried out in stages with an original completion date by mid-2016.

In August 2015, management finalized and commenced execution of its plan, which included a consolidation of the Company’s six manufacturing facilities into three locations, workforce reductions, staff relocations and measures to more closely align product lines and supply chains across business units, among other actions that have resulted in the recognition of certain restructuring, integration and impairment expenses.

During 2016, in the T&D Segment, the relocation of our Medium Voltage Transformer line was begun as of the end of 2016, and will be completed in the first half of 2017. In the Critical Power segment, the relocation of the facility begun in 2015 and completed in 2016 resulted in additional costs incurred in 2016.

The following is a summary of the components of restructuring, integration and impairment expenses, before taxes, during the years ended December 31, 2016 and 2015:

	T&D	Critical Power
Year Ended December 31, 2016	Segment	Segment	Total
Lease termination and other facility costs	$1,220	$—	$1,220
Business integration expenses	900	—	900
Other costs	274	32	306
Pre-tax restructuring, integration and impairment expense	$2,394	$32	$2,426

For the year ended December 31, 2016, the lease termination and other facility costs include contract exit and excess production costs due to deferring relocation of Bemag. Business integration expenses include inventory obsolescence as a result of product line integration and relocation costs of Bemag’s low voltage production facility. Other costs consist primarily of cost over runs on the 2015 restructuring accruals.

	T&D	Critical Power
Year Ended December 31, 2015	Segment	Segment	Total
Employee severance and related costs	$564	$—	$564
Lease termination and other facility costs	168	80	248
Business integration expenses (a)	1,570	—	1,570
Asset impairments	2,792	—	2,792
Other costs	403	—	403
Pre-tax restructuring, integration and impairment expense	$5,497	$80	$5,577

(a) Due to the reorganization, certain operations were transferred from Critical Power to T&D Segment.

For the year ended December 31, 2015, employee severance and related costs consists of retention pay and severance benefits. Lease termination and other facility costs include contract termination and exit costs. Business integration expenses include inventory obsolescence as a result of product line integration, travel, and third-party information technology costs. Asset impairments includes the write-downs of the Company’s Canadian dry-type transformer facility, excess machinery and equipment held for sale in preparation for the plant consolidations and certain intangible assets associated with products the Company no longer expects to continue to produce and sell. Other costs consist primarily of legal expenses incurred in connection with implementing the restructuring plan.

Charges associated with each action were included in restructuring, integration and impairment expenses in our consolidated statement of operations, and reflected in our table of Operating Income (Loss) by segment group in Note 16 – Business Segment and Geographic Information.

The components and changes in the Company’s restructuring liability were as follows:

			Facility
	Severance and	Product Line	Closure and	Asset
	Related	Harmonization	Exit Costs	Write-downs	Total
Restructuring liability as of January 1, 2015	$—	$—	$—	$—	$—
Restructuring, integration and impairment expense	565	64	1,395	3,553	5,577
Cash paid	(120)	(21)	(1,327)	—	(1,468)
Other	—	—	—	(3,553)	(3,553)
Foreign currency translation	—	—	23	—	23
Restructuring liability as of December 31, 2015	$445	$43	$91	—	$579
Restructuring and integration expense	—	—	2,426	—	2,426
Cash paid	(332)	—	(1,335)	—	(1,667)
Other	—	—	(590)	—	(590)
Foreign currency translation	—	3	—	—	3
Restructuring liability as of December 31, 2016	$113	$46	$592	$—	$751

5. OTHER (INCOME)/EXPENSE

Other (income) expense in the consolidated statements of operations during the year ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
Payroll tax interest and penalties (abated 2016) accrued 2015	(1,050)	1,546
Acquisition transaction and other expenses	735	1,139
Impairment of intangible assets	110	—
(Gain) on cancellation of Titan notes payable	—	(150)
Other (income)/expense	$(205)	$2,535

During 2015, the Company recognized a charge of approximately $1.5 million representing estimated accrued interest and potential penalties for failure to timely file employer’s federal payroll tax returns and make the required payments thereon for all payroll periods beginning on and after January 1, 2014. Immediately upon discovery of the delinquency in October 2015, the Company contacted the Internal Revenue Service (“IRS”) which confirmed that no delinquency notices had been sent, nor were there any collection proceedings underway. In November 2015, the Company filed all past due payroll tax returns with the IRS and became timely in the remittance of its current period payroll tax obligations.

During the fourth quarter of 2016, the Company received notice from the Internal Revenue Service (“IRS”) that the penalties for failure to timely file employer’s federal payroll tax returns and make the required payments thereon had been abated for Pioneer Power Solutions, Inc., Jefferson Electric Inc. and Pioneer Custom Electrical Products Corp. The abatement of these penalties amounts to approximately $1.1 million and has been recognized in the Company’s other expense in its consolidated statements of operations.

6. INVENTORIES

The components of inventories are summarized below:

	December 31,
	2016	2015
Raw materials	$10,175	$7,115
Work in process	6,535	3,918
Finished goods	9,826	7,134
Provision for excess and obsolete inventory	(389)	(504)
Total inventories	$26,147	$17,663

Included in raw materials and finished goods are goods in transit of approximately $3.1 million in 2016 and $2.1 million in 2015. Additionally, $0.6 million of inventory in 2016 and $0.8 of inventory in 2015 was written off due to restructuring.

At December 31, 2016, $4.0 million of raw materials not pledged to our secured creditor were used as collateral to secure short term borrowings under a product financing arrangement, while none of the raw materials was pledged as of December 31, 2015.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	December 31,
	2016	2015
Land	$46	$45
Buildings	2,293	2,224
Machinery and equipment	9,421	9,143
Furniture and fixtures	466	416
Computer hardware and software	1,289	1,334
Leasehold improvements	534	271
Construction in progress	18	375
	14,067	13,808
Less: Accumulated depreciation	(7,476)	(6,459)
Total property, plant and equipment, net	$6,591	$7,349

 Depreciation expense was $1.3 million in 2016 and 2015.

Additionally, in 2015, $2.4 million of property, plant and equipment was written off due to restructuring.

8. OTHER ASSETS

In December 2011 and January 2012, the Company made two loans, each in the amount of $300 to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers.  The full loan receivable is outstanding at December 31, 2016 and 2015. The Company is actively evaluating its alternatives to either foreclose on its security interests underlying the loans, or otherwise renegotiate and extend them. As the Company does not currently expect repayment of the loans receivable within the next twelve months, they have been classified as long-term in the Company’s Consolidated Balance Sheets.

Also included in Other Assets at December 31, 2016 and 2015 is a customer note receivable of $0.2 million.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

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

We test goodwill for impairment using a quantitative analysis consisting of a two-step approach. The first step of our quantitative analysis consists of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology. If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit.

In 2016, Jefferson recorded an impairment of $110 for its technology-related industry accreditation that was no longer in use during the year.

In 2015, due to relocation of Bemag, the company recorded an impairment charge of $404, consisting of $261 and $143 for customer relationship and technology-related industry accreditations, respectively. During the planning of the relocation of the Bemag production to Reynosa, the following was determined: 1- the product offering would be built to the specifications of the Jefferson technology-related industry accreditations, rendering Bemag’s accreditations impaired; and 2 – the move to Reynosa would have an adverse impact on the customers being serviced by Bemag, due to the increase in shipping time from Reynosa versus the shipping time from Farnham, QC. This increase in shipping time would cause customers to order from competitors. Thus, the customer relationships were viewed as impaired and written off.

Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2016 and 2015 are as follows:

	T&D	Critical Power
	Solutions	Solutions	Total
	Segment	Segment	Goodwill
Gross Goodwill:
Balance as of January 1, 2015	$7,703	$2,879	$10,582
Additions due to acquisitions	371	—	371
Adjustments	—	91	91
Balance as of December 31, 2015	$8,074	$2,970	$11,044
Accumulated impairment losses:
Balance as of January 1, 2015	$(976)	$—	$(976)
No activity	—	—	—
Balance as of December 31, 2015	$(976)	$—	$(976)

Net Goodwill	$7,098	$2,970	$10,068

Gross Goodwill:
Balance as of January 1, 2016	$8,074	$2,970	$11,044
Adjustments	(96)	—	(96)
Balance as of December 31, 2016	$7,978	$2,970	$10,948
Accumulated impairment losses:
Balance as of January 1, 2016	$(976)	$—	$(976)
No activity	—	—	—
Balance as of December 31, 2016	$(976)	$—	$(976)

Net Goodwill	$7,002	$2,970	$9,972

As mentioned in Note 1, goodwill of $0.7 million was transferred from Critical Power to T&D Solutions segment due to restructuring.

Changes in intangible asset balances for the years ended December 31, 2016 and 2015 consisted of the following:

	T&D	Critical Power	Total
	Solutions	Solutions	Intangible
	Segment	Segment	Assets
Balance as of January 1, 2015	$4,644	$5,147	$9,791
Additions due to acquisition	2,386	—	2,386
Amortization	(515)	(1,304)	(1,819)
Impairment charges	(404)	—	(404)
Foreign currency translation	2	—	2
Balance as of December 31, 2015	$6,113	$3,843	$9,956
Adjustments	62	—	62
Amortization	(506)	(1,240)	(1,746)
Impairment charges	(110)	—	(110)
Foreign currency translation	6	—	6
Balance as of December 31, 2016	$5,565	$2,603	$8,168

The components of intangible assets at December 31, 2016 are summarized below:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Foreign Currency Translation	Net Book Value
Customer relationships	7	$7,203	$(3,564)	$—	$—	$3,639
Non-compete agreements	6	720	(392)	—	(6)	322
Trademarks	(a)	2,139	(251)	—	(73)	1,815
Distributor territory license	4	474	(237)	—	—	237
Internally developed software	7	289	(83)	—	—	206
Developed technology	10	493	(99)	—	—	394
Technology-related industry accreditations	Indefinite	1,686	—	(110)	(21)	1,555
Total intangible assets		$13,004	$(4,626)	$(110)	$(100)	$8,168

(a) Includes $1.8 million of trademarks with an indefinite useful life.

Future scheduled annual straight-line amortization expense over the useful lives of finite life intangible assets is as follows:

Years Ending December 31,	Total
2017	$1,655
2018	1,578
2019	291
2020	266
2021	265
Thereafter	743
$4,798

10. DEBT

Canadian Credit Facilities

Our Canadian subsidiaries have maintained credit facilities with BMO since October 2009. In June 2011, our wholly owned subsidiary Pioneer Electrogroup Canada Inc. entered into a letter loan agreement with BMO (the “Initial Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank.

Our Initial Canadian Facilities originally provided for up to $22.0 million Canadian dollars (“CAD”) (approximately $15.9 million expressed in U.S. dollars) consisting of a $10.0 million CAD demand revolving credit facility (“Facility A”) to finance ongoing operations, a $2.0 million CAD term credit facility (“Facility B”) that financed a plant expansion, and a $10.0 million CAD term credit facility (“Facility C”) that financed a business acquisition and the purchase and expansion of its manufacturing facilities.

The Initial Canadian Facilities required us to comply on a consolidated Canadian basis with various financial covenants, including maintaining a minimum fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and a limitation on funded debt as a percent of capitalization.

Facility A was originally subject to margin criteria and borrowings bear interest at BMO’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.50% per annum or LIBOR plus 2.00% per annum on amounts borrowed in U.S. dollars.

Borrowings under Facility B originally bore interest at BMO’s prime rate plus 1.00% per annum with principal repayments becoming due on a five year amortization schedule.

Borrowings under Facility C were repayable according to a five year principal amortization schedule and bore interest at the following rates: if the funded debt to EBITDA ratio is equal to or greater than 2.00, BMO’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars; or, if the funded debt to EBITDA ratio is less than 2.00, BMO ’s prime rate plus 1.00% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.00% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars. In addition, Facility C was subject to a standby fee which is calculated monthly using the unused portion of the facility at either 0.625% per annum if the funded debt to EBITDA ratio is equal to or greater than 2.00 or 0.5625% per annum if the funded debt to EBITDA ratio is less than 2.00.

In the third quarter of 2015, in connection with an amendment to our United States credit facilities, we elected to prepay $5.0 million Canadian dollars (approximately $4.0 million expressed in U.S. dollars) of Facility C with cash available on hand.

In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc. (“PECI”), entered into an Amended and Restated Credit Agreement (“CAD ARCA”) with BMO with respect to our existing Canadian credit facilities (as amended and restated, the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. This CAD ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank existing as of December 31, 2015 were waived by BMO. On March 15, 2017, the CAD ARCA was further amended (the “2017 CAD ARCA Amendment”).

Our Canadian Facilities provided for up to $8.1 million CAD (approximately $6.3 million expressed in U.S. dollars) consisting of a revolving $7.0 million CAD Facility A to finance ongoing operations, a $0.5 million CAD Facility B that financed a plant expansion, and a $0.7 million USD Facility that financed a business acquisition and the purchase and expansion of its manufacturing facilities. The 2017 CAD ARCA Amendment increased the Facility A to $8.0 million CAD, increasing the total amount of loans available under the Canadian Facilities to $9.1 million CAD.

Facility A, as amended and restated, is subject to margin criteria and borrowings bear interest at BMO’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.75% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars. Pursuant to the 2017 CAD ARCA Amendment, Facility A will mature on July 31, 2018.

Borrowings under Facility B, as amended and restated, bear interest at BMO’s prime rate plus 1.25% per annum with principal repayments becoming due on a five year amortization schedule. Pursuant to the CAD ARCA, quarterly principal repayments were reduced to $47 CAD, with a balloon payment of $141 CAD due on July 31, 2017. The 2017 CAD ARCA Amendment amended the payment schedules so that the quarterly principal payments of $47 CAD will continue after July 31, 2017 until our borrowings under the facility is fully paid on April 30, 2018.

Borrowings under Facility C, as amended and restated, bear interest at BMO’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars. Pursuant to the CAD ARCA, a principal repayment of $72 USD was due on June 30, 2016, and the reduced quarterly principal repayments of $36 USD was to be made beginning on October 31, 2016, with a balloon payment of $496 USD due on July 31, 2017. The 2017 CAD ARCA Amendment amended the payment schedules so that the quarterly payments of $36 USD will continue until July 31, 2018, with a balloon payment of $352 due on July 31, 2018.

The CAD ARCA modified financial covenant testing so that testing will be performed on our consolidated financial statements. The financial covenants were changed pursuant to the CAD 2017 Amendment to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, which were further modified by the 2017 CAD ARCA Amendment. We are in compliance with most of the financial covenant testing and, on March 6, 2017, we received a waiver from BMO on certain financial covenants existing as of December 31, 2016.

As of December 31, 2016, we had approximately $5.2 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $4.4 million outstanding under Facility A, $0.2 million outstanding under Facility B and $0.6 million outstanding under Facility C.

As of December 31, 2015, we had approximately $1.7 million in U.S. dollar equivalents outstanding under our Initial Canadian Facilities. Our borrowings consisted of approximately $0.5 million outstanding under Facility A, $0.4 million outstanding under Facility B and $0.8 million outstanding under Facility C.

United States Credit Facilities

On December 2, 2014, our existing U.S. credit facilities (the “U.S. Facilities”) were amended in order to provide a $5.0 million term loan facility that was used for the acquisition of Titan. The term loan facility had principal repayments becoming due on a five year amortization schedule.

The U.S. Facilities initially required us to comply with a two-step test of financial covenants. First, as measured on a consolidated basis, we were required to comply with a maximum funded debt to adjusted EBITDA ratio of (a) 3.15x for the quarter ended December 31, 2014 and the quarter ending March 31, 2015, (b) 3.25x for the quarter ending June 30, 2015, (c) 3.65x for the quarter ending September 30, 2015, and (d) 2.75x for the quarter ending December 31, 2015 and all testing periods thereafter. Secondly, if the funded debt to adjusted EBITDA tests above are met, and our fixed charge coverage ratio is at or above 1.10x for the quarter ended December 31, 2014, and at or above 1.25x for all testing periods thereafter, then no further compliance tests were required.

Alternatively, we could comply with the financial covenant requirements of the U.S. Facilities if our U.S. operations maintained a maximum funded debt to capitalization ratio and various minimum fixed charge coverage ratios and maximum funded debt to adjusted EBITDA ratios which were set at different thresholds by time period.

Borrowings under the demand revolving credit facility (USD Facility A) bore interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Borrowings under the term loan facility (USD Facility B) bore interest, at our option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans.

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with BMO with respect to our U.S. Facilities that replaced and superseded all of our businesses’ prior financing arrangements with the bank. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank existing as of December 31, 2015 were waived by BMO. On March 15, 2017, the US ARCA was further amended (the “2017 US ARCA Amendment”).

Our U.S. Facilities, as amended and restated, provided for up to $19.1 million USD consisting of a $14.0 million USD Facility A to finance ongoing operations, a $5.0 million USD Facility B that financed the acquisition of Titan, and a new $0.1 million revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance our day-to-day business expenses and for no other purpose. The 2017 US ARCA Amendment increased the USD Facility A to $15.0 million, increasing the total amount of loans available under the U.S. Facilities to $20.1 million USD.

USD Facility A continues to bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. USD Facility A had a maturity date of July 31, 2017, which was extended to July 31, 2018 pursuant to the 2017 US ARCA Amendment

Borrowings under USD Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Pursuant to the US ARCA, our quarterly principal payments were reduced to $31 USD for calendar year 2016, with the original amortization schedule continuing to apply to all quarterly principal payments made after December 31, 2016, and the final maturity date of December 2, 2019. The 2017 US ARCA Amendment reduced the scheduled quarterly principal payments to $31 USD, commencing March 31, 2017, to continue until July 31, 2018, with a balloon payment of $4,438 on July 31, 2018.

The US ARCA modified financial covenant testing so that testing will be performed on our consolidated financial statements. The financial covenants were changed pursuant to the US ARCA to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, which were further modified by the 2017 US ARCA Amendment. We are in compliance with most of the financial covenant testing and on March 6, 2017, we received a waiver from BMO on certain financial covenants existing as of December 31, 2016.

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

As of December 31, 2016, we had approximately $17.9 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $13.3 million outstanding under USD Facility A, and $4.6 million outstanding under USD Facility B.

As of December 31, 2015, we had approximately $14.1 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $9.4 million outstanding under USD Facility A, and $4.7 million outstanding under USD Facility B.

Nexus Promissory Note

On July 25, 2012, the Company’s Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a $1.65 million term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). The term loan is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. The obligations of Nexus under the term loan are secured by certain machinery and equipment located in Mexico and by a corporate guaranty by the Company. As of December 31, 2016 and 2015, there was approximately $0.2 million and $0.3 million outstanding, respectively, under the Nexus Promissory Note.

Long-term debt consists of the following:

	December 31,
	2016	2015
Term credit facilities, net (a)	$5,194	$5,714
Nexus promissory note	185	481
Capital lease obligations	5	7
Total debt	5,384	6,202
Less current portion	(1,379)	(6,037)
Total long-term debt	$4,005	$165

(a) The balances as of December 31, 2016 and 2015 are net of debt issuance costs of $245 and $229, respectively.

Excluding debt issuance costs of $245, the annual maturities of long-term debt at December 31, 2016, were as follows:

Long-term
Years Ending December 31,	debt maturities
2017	$1,504
2018	600
2019	3,525
2020	—
Thereafter	—
Total long-term debt maturities	$5,629

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain offices, facilities and equipment under operating leases expiring at various dates through 2026.  At December 31, 2016, the minimum annual lease commitments under the leases having terms in excess of one year were as follows:

Operating
Years Ending December 31,	Leases
2017	$1,015
2018	957
2019	718
2020	662
2021	397
Thereafter	1,508
Total lease commitments	$5,257

Rent and lease expense was approximately $1.5 million for 2016 and 2015.

Litigation and Claims

The Company is from time to time party to various lawsuits, claims and other proceedings that arise in the ordinary course of our business.

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP’s employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. is seeking injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited (exceeding $25,000) amount. On March 18, 2016, we filed an answer to the complaint, denying generally each and every allegation and relief sought by Myers Power Products, Inc. and seeking dismissal based on, among other things, failure to state facts sufficient to constitute a cause of action. We intend to contest the matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that we, PCEP and our employees will prevail on any claims made against us, PCEP and our employees in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

With respect to this and all such lawsuits, claims and proceedings, the Company records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  The Company does not believe that the resolution of any currently pending lawsuits, claims and proceedings, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or liquidity.  However, the outcomes of any currently pending lawsuits, claims and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,699,712 shares of common stock, $0.001 par value per share, outstanding as of December 31, 2016 and 2015.

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

Warrants

The Company had warrants outstanding to purchase 50,600 shares of common stock, with a weighted average exercise price of $7.00 per share, as of December 31, 2016 and 2015. The warrants expire on September 18, 2018.  No warrants were exercised during the years ended December 31, 2016 and 2015.

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

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in an unrealized loss of $37 for the year ended December 31, 2016, as compared to an unrealized loss of $2.5 million for the year ended December 31, 2015.

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

On May 11, 2011, the board of directors of the Company adopted the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) which was subsequently approved by stockholders of the Company on May 31, 2011. The 2011 Plan replaces and supersedes the 2009 Plan. The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the Board that is designated to administer the Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 700,000 shares. As of December 31, 2016, 247,400 stock options had been granted, consisting of 79,600 incentive stock options and 167,800 non-qualified stock options.

Expense for stock-based compensation recorded for the years ended December 31, 2016 and 2015 was approximately $0.1 and $0.2 million, respectively. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2016, the Company had total stock-based compensation expense remaining to be recognized of approximately $44.

The fair value of the stock options granted was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2016	2015
Expected volatility	34 - 35%	34 - 37%
Expected life in years	5.5 - 6.0	5.5 - 6.0
Risk-free interest rate	1.57 - 1.66%	1.52 - 1.62%
Dividend yield	0%	0%

A summary of stock option activity for the years ended December 31, 2016 and 2015, and changes during the years then ended is presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2015	366,400	$9.92	6.9	$62,160
Granted	13,000	8.98	9.3	—
Exercised	—	—	—	—
Forfeited	(34,667)	15.21	7.9	—
Outstanding as of December 31, 2015	344,733	$9.35	6.5	$62,160
Granted	27,000	3.68	9.2	61,290
Exercised	—	—	—	—
Forfeited	(124,333)	9.31	5.9	—
Outstanding as of December 31, 2016	247,400	$8.75	5.9	$123,450

Exercisable as of December 31, 2016	197,733	$9.3	5.3	$62,160

The total number of shares reserved for the plan is 700,000 leaving a balance of 452,600 available for future grants.

Intrinsic value is the difference between the market value of the stock at December 31, 2016 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below:

	Year Ended December 31,
	2016	2015
Weighted-average fair value of options granted (per share)	$1.33	$3.20
Intrinsic value gain of options exercised	—	—
Cash receipts from exercise of options	—	—

14. INCOME TAXES

The components of income (loss) before taxes are summarized below:

	Year Ended Decmber 31,
	2016	2015
Earnings before income taxes
U.S. operations	$(2,574)	$(7,563)
Foreign operations	2,398	(1,020)
Income (loss) before income taxes	$(176)	$(8,583)

The components of the income tax provision (benefit) were as follows:

	Year Ended December 31,
	2016	2015
Current
Federal	$—	$—
State	119	6
Foreign	1,184	—
Deferred	(416)	(2,708)
Total income tax provision	$887	$(2,702)

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on income (loss) before taxes, is as follows:

	Year Ended Decmber 31,
	2016	2015
Federal income tax at statutory rate	$(61)	$(3,004)
State and local income tax, net	12	(343)
Foreign rate differential	199	645
Other permanent items	(319)	—
Foreign tax credit	38	—
True-up and other	1,018	—
Total	$887	$(2,702)

The Company’s provision for income taxes reflects an effective tax rate on income (loss) before income taxes of 504% in 2016, as compared to 31% in 2015.  The increase in the Company’s effective tax rate during 2016 primarily reflects the correction of a prior year error in the current year, and the recognition of prior period adjustments resulting from an audit of our tax returns in Canada, as well as the permanent benefit resulting from the abatement of payroll tax penalties.

Provision has not been made for U.S. or additional foreign taxes on undistributed income of the Canadian foreign subsidiary, which have been, and will continue to be reinvested with the exception of certain deemed dividends.  This income could become subject to additional tax if they were remitted as dividends, if foreign income were loaned to us or a U.S. affiliate, or if we should sell, transfer or dispose of our stock in the foreign subsidiaries.  However, due to the availability of foreign tax credits, we do not believe there would be any material deferred tax liability as a result of the company’s un-repatriated foreign earnings.  As of December 31, 2016, the cumulative amount of undistributed income was approximately $17.9 million.

The net deferred income tax asset (liability) was comprised of the following:

	December 31,
	2016	2015
Noncurrent deferred income taxes
Total assets	$5,659	$3,642
Total liabilities	(2,400)	(781)
Net noncurrent deferred income tax asset (liability)	3,259	2,861
Net deferred income tax asset (liability)	$3,259	$2,861

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	December 31,
	2016	2015
Deferred tax assets
Canada net operating loss carryforward	$—	$37
U.S. net operating loss carryforward	—	1,361
Non-deductible reserves	1,122	711
Pension plan	47	—
Foreign tax credits	3,463	1,111
Fixed assets	116	—
Intangibles	920	737
Other	(9)	368
Valuation allowance	—	(431)
Net deferred tax assets	5,659	3,894
Deferred tax
Fixed assets	(1,065)	(1,033)
Intangibles	(1,335)	—
Net deferred tax liabilities	(2,400)	(1,033)
Deferred asset (liability), net	$3,259	$2,861

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

As of December 31, 2016, the Company does not have net operating loss carry-forwards available in the United States or Canada. The Company has approximately $3.5 million of foreign tax credits which expire in 2018 and $39 of research and development credits which expire in 2032.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

Uncertain Tax Position
Balance as of January 1, 2015	$317
No activity	—
Balance as of December 31, 2015	$317
Decreases related to tax return becoming statuted barred during the year	(113)
Balance as of December 31, 2016	$204

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

The tax years subject to examination by major tax jurisdiction include the years 2011 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years 2010 and, generally, 2012 and forward, for the Canadian jurisdiction.

15. PENSION PLAN

A Canadian subsidiary of the Company sponsors a defined benefit pension plan in which a majority of its employees are members. The employer contributes 100% to the plan. The benefits, or the rate per year of credit service, are established by the Company’s subsidiary and updated at its discretion.

Cost of Benefits

The components of the expense the Company incurred under the pension plan are as follows:

	Year Ended December 31,
	2016	2015
Current service cost, net of employee contributions	$46	$50
Interest cost on accrued benefit obligation	102	103
Expected return on plan assets	(163)	(160)
Amortization of transitional obligation	10	10
Amortization of past service costs	7	7
Amortization of net actuarial gain	37	44
Total cost of benefit	$39	$54

Benefit Obligation

The Company’s obligation for the pension plan is valued annually as of the beginning of each fiscal year. The projected benefit obligation represents the present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants.

The Company’s obligations pursuant to the pension plan are as follows:

	December 31,
	2016	2015
Projected benefit obligation, at beginning of year	$2,578	$3,057
Current service cost, net of employee contributions	46	50
Employee contributions	30	30
Interest cost	102	103
Actuarial loss (gain)	15	(66)
Impact of change in discount rate	39	(37)
Benefits paid	(167)	(160)
Foreign exchange adjustment	(15)	(399)
Projected benefit obligation, at end of year	$2,628	$2,578

A summary of expected benefit payments related to the pension plan is as follows:

Years Ending December 31,	Pension Plan
2017	$159
2018	158
2019	154
2020	151
2021	147
2022-2026	689

 Other changes in plan assets and benefit obligations recognized in other comprehensive income / (loss) are as follows:

	Year Ended December 31,
	2016	2015
Net (loss) / gain	$(220)	$108
Amortization of prior service cost	7	7
Amortization of gain	37	44
Amortization of transitional asset	10	11
	(166)	170
Taxes	(9)	46
Total recognized in other comprehensive (loss) / income, net of taxes	$(157)	$124

The estimated net loss amortized from accumulated other comprehensive income / (loss) into net periodic benefit cost over the next year amounts to approximately $37. The estimated prior service cost amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $7. The estimated transitional asset amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $10.

The accumulated other comprehensive income / (loss) consists of the following amounts that have not yet been recognized as components of net benefit cost:

	December 31,
	2016	2015
Unrecognized prior service cost	$96	$96
Unrecognized net actuarial loss	1,348	48
Unrecognized transitional obligation	58	1,191
Deferred income taxes	(404)	(394)
Total	$1,098	$941

Plan Assets

Assets held by the pension plan are invested in accordance with the provisions of the Company’s approved investment policy. The pension plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments. The asset allocation for the pension plan at the end of 2016 and 2015 and the target allocation for 2017, by asset category, is as follows:

	December 31,		2017 Target
	2016	2015	Allocation
Equity securities	37%	43%	37%
Fixed income securities	53	47	53
Real estate	8	8	8
Other	2	2	2
Total	100%	100%	100%

The fair market values, by asset category are as follows:

	Fair Value Measurements
	at December 31,
	2016	2015
Equity securities	$909	$1,082
Fixed income securities	1,302	1,182
Real estate	196	201
Other	49	50
Total	$2,456	$2,515

Changes in the assets held by the pension plan in the years 2016 and 2015 are as follows:

	December 31,
	2016	2015
Fair value of plan assets, at beginning of year	$2,515	$2,706
Actual return on plan assets	(3)	164
Employer contributions	96	135
Employee contributions	30	30
Benefits paid	(167)	(160)
Foreign exchange adjustment	(15)	(360)
Fair value of plan assets, at end of year	$2,456	$2,515

Contributions

The Company’s policy is to fund the pension plan at or above the minimum required by law. The Company made $0.1 million of contributions to its defined benefit pension plan in each of the 2016 and 2015 years. The Company expects to make contributions of less than $0.1 million to the defined benefit pension plan in 2017. Changes in the discount rate and actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

Funded Status

The funded status of the pension plan is as follows:

	December 31,
	2016	2015
Projected benefit obligation	$2,628	$2,578
Fair value of plan assets	2,456	2,515
Accrued obligation (long term)	$172	$63

Assumptions

Assumptions used in accounting for the pension plan are as follows:

	December 31,
	2016	2015
Weighted average discount rate used to determine the accrued benefit obligations	3.80%	3.90%
Discount rate used to determine the net pension expense	3.90%	3.80%
Expected long-term rate on plan assets	6.50%	6.50%

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

16. BUSINESS SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company follows ASC 280 - Segment Reporting in determining its reportable segments.  The Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available.  As the Company makes decisions using a manufactured products vs. distributed products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power Solutions.  The Critical Power Solutions reportable segment is the Company’s Titan Energy Systems Inc. subsidiary. The T&D Solutions reportable segment is an aggregation of all other Company subsidiaries, together with sales and expenses attributable to the strategic sales group for its T&D Solutions marketing activities.

The T&D Solutions segment is involved in the design, manufacture and distribution of electrical transformers and switchgear used primarily by utilities, large industrial and commercial operations to manage their electrical power distribution needs. The Critical Power Solutions segment provides power generation equipment, and aftermarket field-services primarily to help customers ensure smooth, uninterrupted power to operations during times of emergency.

The following tables present information about segment income and loss:

	Year Ended December 31,
	2016	2015
Revenues
T&D Solutions
Transformers	$81,111	$75,598
Switchgear	14,759	9,273
	95,870	84,871
Critical Power Solutions
Equipment	10,166	14,929
Service	8,366	6,722
	18,532	21,651
Consolidated	$114,402	$106,522

	Year Ended December 31,
	2016	2015
Depreciation and Amortization
T&D Solutions	$1,617	$1,643
Critical Power Solutions	1,405	1,449
Unallocated Corporate Overhead Expenses	67	73
Consolidated	$3,089	$3,165

	Year Ended December 31,
	2016	2015
Operating Income (Loss)
T&D Solutions	$4,499	$(972)
Critical Power Solutions	62	(847)
Unallocated Corporate Overhead Expenses	(3,206)	(3,481)
Consolidated	$1,355	$(5,300)

The following table presents information which reconciles segment assets to consolidated total assets:

	December 31,
	2016	2015
Assets
T&D Solutions	$59,779	$50,890
Critical Power Solutions	10,620	12,173
Corporate	7,009	3,813
Consolidated	$77,408	$66,876

Corporate assets consist primarily of cash and deferred tax assets.

Revenues are attributable to countries based on the location of the Company’s customers:

	Year Ended December 31,
	2016	2015
Revenues
United States	$83,083	$68,752
Canada	31,210	36,740
Others	109	1,030
Total	$114,402	$106,522

Sales to Siemens accounted for approximately 15% of the Company’s sales in 2016, as compared to 10% in 2015.

The distribution of the Company’s property, plant and equipment by geographic location is approximately as follows:

	December 31,
	2016	2015
Property, plant and equipment
Canada	$3,793	$4,181
United States	1,334	1,582
Mexico	1,464	1,586
Total	$6,591	$7,349

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

	Year Ended December 31,
	2016	2015
Numerator:
Net loss	$(1.063)	$(5,881)

Denominator:
Weighted average basic shares outstanding	8,700	7,746
Effect of dilutive securities - equity based compensation plans	—	—
Net dilutive effect of warrants outstanding	—	—
Denominator for diluted earnings per common share	8,700	7,746

Net loss per common share:
Basic	$(0.12)	$(0.76)
Diluted	$(0.12)	$(0.76)

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	173	345
Warrants	51	51

18. SUBSEQUENT EVENTS

On March 15, 2017, the maturity date of the revolving loans under the Canadian facilities was extended to July 31, 2018. Additionally, the amendment to the CAD ARCA included the following changes: Facility A was increased to a maximum of $8.0 million CAD; the reduced Facility B quarterly payment of $47 CAD will continue after July 31, 2017 until our borrowings under the facility is fully paid on April 30, 2018; and the reduced Facility C quarterly payment of $36 USD will continue until July 31, 2018, with a balloon payment of $352 due on July 31, 2018.

On March 15, 2017, the expiration date of the revolving loans under the U.S facilities was extended to July 31, 2018. Additionally, this extension included the following changes: USD Facility A was increased to a maximum of $15.0 million USD and USD Facility B quarterly payments of $31 USD will continue until July 31, 2018, with a balloon payment of $4,438 on July 31, 2018.

On March 17, 2017, the option holder N. Mazurek, CEO, exercised 13,000 options which had an exercise price of $4.53 per share. The option holder remitted $59 in cash, resulting in a net issuance of 13,000 shares of Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of December 31, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, we determined that controls are not effective because control deficiencies existed that constituted a material weakness, as described below:

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

The material weakness described above could result in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as permitted by the rules of the SEC.

Remediation Plan

As of December 31, 2016, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically

●	We have executed a plan that provided for the recruitment of new senior personnel at our reporting unit locations, as well as additional training for existing accounting staff as it relates to our financial reporting requirements.
●	Members of management and the accounting staff have received additional training related to policies, procedures and internal controls, including Pioneer’s policies regarding monthly reconciliations and supervisory review procedures for all significant accounts.
●	Our corporate accounting group, assisted by an independent consulting firm that has been engaged, has reviewed and assessed progress on the remediation plan noted above.

In addition, we have implemented a component part of our restructuring and integration plan, designed to reduce the number of our production facilities from six locations to three. As a result, the controls and procedures which were previously identified as ineffective at our Bemag and PCPI reporting units have become inapplicable, as performance of their relevant business activities has been transferred to other Pioneer locations having suitable entity-level controls and financial closing and reporting processes. While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, the control deficiencies which constituted a "material weakness" identified was a material weakness in our payroll tax payment process due to a lack of payroll preventative controls to ensure payroll taxes were filed and paid timely, as well as management review controls which resulted in the non-compliance with payroll tax requirements. As one of the remediation measures taken to address such control deficiencies, we contracted with a third party to process our payroll, prepare all payroll reports and timely remit these taxes to the appropriate tax authorities. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, management has concluded that this has been fully remediated at December 31, 2016.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 (the “2017 Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers and Corporate Governance – Corporate Governance and Board Matters – Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Additional information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance  – Corporate Governance and Board Matters  – Director Independence” in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.	We have filed the following documents as part of this Annual Report on Form 10-K:

	1.	Consolidated Financial Statements

The following financial statements are included in Item 8 herein:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules
None

	3.	Exhibits
See the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

ITEM 16.  FORM 10-K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: March 29, 2017	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nathan J. Mazurek		March 29, 2017
Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Thomas Klink		March 29, 2017
Thomas Klink	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Yossi Cohn		March 29, 2017
Yossi Cohn	Director

/s/ David J. Landes		March 29, 2017
David J. Landes	Director

/s/ Ian Ross		March 29, 2017
Ian Ross	Director

/s/ David Tesler		March 29, 2017
David Tesler	Director

/s/ Jonathan Tulkoff		March 29, 2017
Jonathan Tulkoff	Director

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

4.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

4.2	Warrant to Purchase Common Stock, dated April 30, 2010, issued to Thomas Klink (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

4.3	Warrant to Purchase Common Stock, dated April 26, 2010 (Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 1, 2010).

4.4	Form of Warrant to Purchase Common Stock, dated September 24, 2013, issued to Roth Capital Partners, LLC and to Monarch Capital Group, LLC (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on September 10, 2013).

10.1+	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.2+	Pioneer Power Solutions, Inc. 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.3+	Form of 2009 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.4+	Form of 2009 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.5+	Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 31, 2011).

10.6+	Employment Agreement, dated December 2, 2009, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.7+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.8+	First Amendment to Employment Agreement, dated November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2014).

10.9+	Employment and Non-Competition Agreement, dated August 12, 2010, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 18, 2010).

10.10+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.11+	First Amendment to Employment Agreement, dated November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2014).

10.12+	Employment Agreement, dated April 30, 2010, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.13+	First Amendment to Employment Agreement, dated April 30, 2013, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 30, 2013).

10.14*	Collective Labor Agreement, dated January 28, 2016, by and between Pioneer Transformers Ltd. and United Steelworkers, Local Section 9414 (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.15	Collective Bargaining Agreement Nexus Magneticos S. de R.L. de C.V., dated January 1, 2011 (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.16	Collective Labor Agreement, dated March 27, 2014, by and between Bemag Transformer Inc. and Syndicat Québécois des Employées et Employés de Service, Section Locale 298 (FTQ) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on October 31, 2014).

10.17^	Agreement dated February, 13, 2015, by and between Pioneer Transformers Ltd. and Hydro-Quebec Utility Company. (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2015).

10.18	Agreement dated February 13, 2015, by and between Titan Energy Systems and Generac Power Systems, Inc. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2015).

10.19	Term Loan Agreement, dated July 25, 2012, by and between Nexus Magneticos S. de R.L. de C.V. and GE CF Mexico, S.A. de C.V. (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 16, 2012).

10.20	Irrevocable Transfer of Title and Guaranty Trust Agreement, dated July 25, 2012, by and among, Nexus Magneticos S. de R.L. de C.V. and GE CF Mexico, S.A. de C.V., Jefferson Electric, Inc., GE CF Mexico, S.A. de C.V. and Banco Invex, S.A. (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 16, 2012).

10.21	Corporate Guaranty, dated July 25, 2011, by and between Pioneer Power Solutions, Inc. and GE CF Mexico, S.A. de C.V. (Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 16, 2012).

10.22	Industrial Lease between Comercializadora Reynosa Para La Industria Maquiladora S.A. DE C.V. and Nexus Magneticos e Mexico S. de R.L. de C.V (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 1, 2013).

10.23	Share Purchase Agreement, dated May 13, 2011, by and among Fiducie Familiale Mazoyer, Bon-Ange Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 19, 2011).

10.24	Amendment Agreement, dated June 30, 2011, by and among Fiducie Familiale Mazoyer, Bon-Ange Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.25	Equipment Purchase Agreement, dated July 1, 2011, by and among Vermont Transformer, Inc., GCEFF Inc., Gilles Mazoyer and 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.26	Credit Agreement, dated as of June 28, 2013, by and among Pioneer Power Solutions, Inc., as borrower, Pioneer Critical Power Inc. and Jefferson Electric, Inc., as guarantors, and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.27	Security Agreement, dated as of June 28, 2013, by and among Pioneer Power Solutions, Inc., Pioneer Critical Power Inc. and Jefferson Electric, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.28	Amended and Restated Letter Loan Agreement, dated as of June 28, 2013, by and among Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd. and Bemag Transformer Inc., as borrowers, and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.29	First Amendment to Amended and Restated Letter Loan Agreement, dated as of March 10, 2014, by and among Pioneer Electrogroup Canada Inc., Pioneer Transformers Ltd. and Bemag Transformer Inc., as borrowers, and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 14, 2014).

10.30	Guaranty Agreement, dated as of June 28, 2013, by Pioneer Power Solutions, Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.31	First Amendment to Credit Agreement, dated as of August 7, 2013, by and among Pioneer Power Solutions, Inc., Jefferson Electric, Inc., Pioneer Critical Power Inc. and Bank of Montreal (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 14, 2013).

10.32	Second Amendment to Credit Agreement, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2013).

10.33	Third Amendment to Credit Agreement, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 14, 2014).

10.34	Fourth Amendment to Credit Agreement, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 14, 2014).

10.35	Fifth Amendment to Credit Agreement, dated as of December 2, 2014, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 3, 2014).

10.36	Sixth Amendment to Credit Agreement, dated as of March 27, 2015, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch. (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2015).

10.37	Seventh Amendment to Credit Agreement, dated as of May 15, 10`5, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 15, 2015).

10.38	Waiver and Eighth Amendment to Credit Agreement, dated as of August 12, 2015, by and among Pioneer Power Solutions, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 12, 2015).

10.39	Amendment to Amended and Restated Loan Agreement, dated as of July 30, 2015, by and among Pioneer Electrogroup Canada Inc., as borrower, Pioneer Power Solutions, Inc., as guarantor, and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 12, 2015).

10.40	Limited Duration Waiver and Consent Letter, dated as of November 18, 2015, by and among Pioneer Power Solutions, Inc., Pioneer Electrogroup Canada Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 23, 2015).

10.41	Form of Series D Convertible Preferred Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 3, 2014).

10.42	Series A-1 Convertible Preferred Stock Purchase Agreement, dated as of December 2, 2014, by and between Titan Energy Worldwide, Inc. and PTES Acquisition Corp. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 3, 2014).

10.43	Loan and Security Agreement, dated as of December 2, 2014, by and between Titan Energy Worldwide, Inc. and PTES Acquisition Corp. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 3, 2014).

10.44	Form of Note Purchase Agreement by and between PTES Acquisition Corp. and certain note holders (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 19, 2014).

10.45+	General Release and Severance Agreement, dated January 7, 2016, by and between Pioneer Power Solutions, Inc. and Andrew Minkow (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 11, 2016).

10.50	Limited Duration Waiver and Consent Letter, dated as of March 21, 2016, by and among Pioneer Power Solutions, Inc, Pioneer Electrogroup Canada Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 25, 2016).

10.51	Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

10.52	Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

10.53+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.54+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.55*	Waiver Letter, dated March 6, 2017, from Bank of Montreal, Chicago Branch, as lender.

10.56*

First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender.

10.57*

First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender.

21.1	List of subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2015).

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

^  Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+  Management contract or compensatory plan or arrangement.

* Filed herewith.