Form 10-Q
period 2017-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2017-05-12
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 12, 2017 was 8,712,712.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended March 31, 2017

PART I - FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$27,262	$26,570
Cost of goods sold	21,146	20,711
Gross profit	6,116	5,859
Operating expenses
Selling, general and administrative	4,865	4,693
Restructuring and integration	155	119
Foreign exchange gain	(60)	(47)
Total operating expenses	4,960	4,765
Operating Income	1,156	1,094
Interest expense	508	285
Other expense	235	16
Income before taxes	413	793
Income tax expense	280	224
Net income	$133	$569

Net income per common share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.07

Weighted average common shares outstanding:
Basic	8,702	8,700
Diluted	8,737	8,709

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$133	$569
Other comprehensive income
Foreign currency translation adjustments	62	475
Amortization of net prior service costs and net actuarial gains / (losses), net of tax	26	(103)
Other comprehensive income	88	372
Comprehensive income	$221	$941

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$235	$246
Accounts receivable, net	16,398	17,508
Inventories, net	29,828	26,147
Income taxes receivable	759	72
Prepaid expenses and other current assets	1,919	2,215
Total current assets	49,139	46,188
Property, plant and equipment, net	6,809	6,591
Deferred income taxes	5,588	5,659
Other assets	820	830
Intangible assets, net	7,756	8,168
Goodwill	9,972	9,972
Total assets	$80,084	$77,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$964	$1,200
Revolving credit facilities	18,276	17,689
Short term borrowings	3,809	3,973
Accounts payable and accrued liabilities	20,711	18,139
Current maturities of long-term debt and capital lease obligations	397	1,379
Income taxes payable	1,502	1,360
Total current liabilities	45,659	43,740
Long-term debt, net of current maturities	4,830	4,005
Pension deficit	132	172
Other long-term liabilities	446	892
Noncurrent deferred income taxes	2,508	2,400
Total liabilities	53,575	51,209
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,712,712 shares issued and outstanding on March 31, 2017 and 8,699,712 shares issued and outstanding on December 31, 2016	9	9
Additional paid-in capital	23,304	23,215
Accumulated other comprehensive loss	(5,775)	(5,863)
Retained earnings	8,971	8,838
Total stockholders’ equity	26,509	26,199
Total liabilities and stockholders’ equity	$80,084	$77,408

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net income	$133	$569
Depreciation	307	287
Amortization of intangible assets	414	454
Amortization of debt issuance cost	74	29
Deferred income tax expense	180	12
Change in receivable reserves	44	220
Change in inventory reserves	13	265
Accrued pension	(16)	(28)
Stock-based compensation	30	54
Other	4	2
Foreign currency remeasurement gain / (loss)	1	(31)
Changes in current operating assets and liabilities:
Accounts receivable	1,121	(1,106)
Inventories	(3,618)	(2,775)
Prepaid expenses and other assets	308	(596)
Income taxes	(561)	146
Accounts payable and accrued liabilities	2,544	(2,252)
Net cash provided / (used) in operating activities	978	(4,750)

Investing activities
Additions to property, plant and equipment	(496)	(154)
Proceeds from sale of fixed assets	5	5
Net cash used in investing activities	(491)	(149)

Financing activities
(Decrease) / increase in bank overdrafts	(241)	564
Repayment of short term borrowings	(164)	—
Borrowings under debt agreement	11,392	12,628
Repayment of debt	(11,438)	(8,802)
Payment of debt issuance costs	(52)	(3)
Proceeds from the exercise of options for common stock	59	—
Net cash (used) / provided by financing activities	(444)	4,387

Increase / (decrease) in cash and cash equivalents	43	(512)
Effect of foreign exchange on cash and cash equivalents	(54)	23

Cash and cash equivalents
Beginning of period	246	648
End of period	$235	$159

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from twelve additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2017: Transmission and Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of March 31, 2017. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

All dollar amounts (except share and per share data) presented in the notes to our unaudited consolidated financial statements are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding.

These unaudited consolidated financial statements include the accounts of Pioneer and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As further described in the two paragraphs below, certain prior year amounts have been reclassified to conform to the current year presentation.

During the process of the Company implementing the remediation plans discussed under the heading “Part I – Item 4. Controls and Procedures” of this Quarterly Report on Form 10-Q, which is ongoing, the Company determined that there were inconsistencies in classification of expenses between its business units in the reporting periods prior to December 31, 2016. As a result, the company reclassified certain expenses from operating expenses to cost of goods sold for the year ended December 31, 2016, as previously disclosed in the Annual Report on Form 10-K filed with the SEC on March 29, 2017, and for the three months ended March 31, 2016, resulting in a decrease to gross profit of $55, or negative 0.21% as a percentage of sales for the three months ended March 31, 2016.

These unaudited consolidated financial statements should be read in conjunction with the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in the Company’s accounting policies during the first quarter of 2017.

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

PIONEER POWER SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

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

Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard amends Topic 330, Inventory, which currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. When this standard is adopted, an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU No. 2015-11 in 2017 and has reflected the impact in the current year’s consolidated financial statements, however the adoption of this ASU will result in a significant increase to the Company’s stated assets and liabilities.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. The Company is evaluating the potential impact of adopting ASU 2016-02 on its consolidated financial statements.

Share-Based Compensation. In April 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company adopted ASU No. 2016-09 in 2017. The adoption of the new guidance did not materially affect the Company’s financial position, results of operations or cash flows.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

3. OTHER EXPENSE

Other expense in the consolidated statements of operations for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Payroll tax interest and penalties accrued / (abated)	$47	$(139)
Acquisition transactions and other expenses	188	155
Other expense	$235	$16

The Company continues to record interest on past due and unpaid payroll tax obligations.

4.  INVENTORIES

The components of inventories are summarized below:

	March 31,	December 31,
	2017	2016
Raw materials	$10,855	$10,175
Work in process	7,912	6,535
Finished goods	11,438	9,826
Provision for excess and obsolete inventory	(377)	(389)
Total inventories	$29,828	$26,147

Included in raw materials and finished goods at March 31, 2017 and December 31, 2016 are goods in transit of approximately $3.1 million.

At March 31, 2017 and December 31, 2016, raw materials not pledged to our secured creditor were used as collateral to secure short term borrowings under a product financing agreement amounting to $3.0 million and $4.0 million, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	March 31,	December 31,
	2017	2016
Land	$47	$46
Buildings	2,315	2,293
Machinery and equipment	9,596	9,421
Furniture and fixtures	782	466
Computer hardware and software	1,315	1,289
Leasehold improvements	555	534
Construction in progress	18	18
	14,628	14,067
Less: Accumulated depreciation	(7,819)	(7,476)
Total property, plant and equipment, net	$6,809	$6,591

Depreciation expense was $0.3 million in the three months ended March 31, 2017 and 2016.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

6.  OTHER ASSETS

In December 2011 and January 2012, the Company made two loans, each in the amount of $0.3 million to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers.  The full loan receivable is outstanding at March 31, 2017, and December 31, 2016. The Company expects to fully recover these amounts. The Company is actively evaluating its alternatives to either foreclose on its security interests underlying the loans, or otherwise renegotiate and extend them. As the Company does not currently expect repayment of the loans receivable within the next twelve months, they have been classified as long-term in the Company’s Consolidated Balance Sheets.

Also included in Other Assets at March 31, 2017, and December 31, 2016, is a customer note receivable of $0.2 million.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying values of goodwill for the three months ended March 31, 2017.

	T&D	Critical Power
	Solutions	Solutions	Total
	Segment	Segment	Goodwill
Gross Goodwill:
Balance as of January 1, 2017	$7,978	$2,970	$10,948
No activity	—	—	—
Balance as of March 31, 2017	$7,978	$2,970	$10,948
Accumulated impairment losses:
Balance as of January 1, 2017	$(976)	$—	$(976)
No activity	—	—	—
Balance as of March 31, 2017	$(976)	$—	$(976)

Net Goodwill as of March 31, 2017	$7,002	$2,970	$9,972

Changes in the carrying values of intangible assets for the three months ended March 31, 2017, were as follows:

	T&D	Critical Power	Total
	Solutions	Solutions	Intangible
	Segment	Segment	Assets
Balance as of January 1, 2017	5,565	2,603	8,168
Amortization	(104)	(310)	(414)
Foreign currency translation	2	—	2
Balance as of March 31, 2017	$5,463	$2,293	$7,756

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

The components of intangible assets as of March 31, 2017 are summarized below:

	Weighted
	Average	Gross		Foreign
	Amortization	Carrying	Accumulated	Currency	Net Book
	Years	Amount	Amortization	Translation	Value
Customer relationships	7	$7,201	$(3,899)	$—	$3,302
Non-compete agreements	6	705	(408)	—	297
Trademarks	Indefinite	1,816	—	—	1,816
Distributor territory license	4	474	(267)	—	207
Internally developed software	7	289	(93)	—	196
Developed technology	10	492	(111)	—	381
Technology-related industry accreditations	Indefinite	1,577	—	(20)	1,557
Total intangible assets		$12,554	$(4,778)	$(20)	$7,756

8. DEBT

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

Facility A was originally subject to margin criteria and borrowings bore interest at BMO’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.50% per annum or LIBOR plus 2.00% per annum on amounts borrowed in U.S. dollars.

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

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

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

The CAD ARCA modified financial covenant testing so that testing will be performed on our consolidated financial statements. The financial covenants were changed pursuant to the CAD 2017 Amendment to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, which were further modified by the 2017 CAD ARCA Amendment. We are in compliance with all financial covenants at March 31, 2017. On March 6, 2017, we received a waiver from BMO on a certain financial covenant as of December 31, 2016.

As of March 31, 2017, we had approximately $4.3 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $3.5 million outstanding under Facility A, $0.2 million outstanding under Facility B and $0.6 million outstanding under Facility C.

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

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

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

Our U.S. Facilities, as amended and restated by the US ARCA, provided for up to $19.1 million USD consisting of a $14.0 million USD Facility A to finance ongoing operations, a $5.0 million USD Facility B that financed the acquisition of Titan, and a new $0.1 million revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance our day-to-day business expenses and for no other purpose. The 2017 US ARCA Amendment increased the USD Facility A to $15.0 million, increasing the total amount of loans available under the U.S. Facilities to $20.1 million USD.

USD Facility A continues to bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. USD Facility A had a maturity date of July 31, 2017, which was extended to July 31, 2018 pursuant to the 2017 US ARCA Amendment.

Borrowings under USD Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Pursuant to the US ARCA, our quarterly principal payments were reduced to $31 USD for calendar year 2016 and going forward, with the original amortization schedule continuing to apply to all quarterly principal payments made after December 31, 2016, and the final maturity date of December 2, 2019. The 2017 US ARCA Amendment reduced the scheduled quarterly principal payments to $31 USD, commencing March 31, 2017, to continue until July 31, 2018, with a balloon payment of $4,438 on July 31, 2018.

The US ARCA modified financial covenant testing so that testing will be performed on our consolidated financial statements. The financial covenants were changed pursuant to the US ARCA to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, which were further modified by the 2017 US ARCA Amendment. We are in compliance with all financial covenants at March 31, 2017. On March 6, 2017, we received a waiver from BMO on a certain financial covenant as of December 31, 2016.

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

As of March 31, 2017, we had approximately $19.4 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $14.8 million outstanding under USD Facility A, and $4.6 million outstanding under USD Facility B.

Nexus Promissory Note

On July 25, 2012, the Company’s Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a $1.65 million term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). The term loan is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. The obligations of Nexus under the term loan are secured by certain machinery and equipment located in Mexico and by a corporate guaranty by the Company. As of March 31, 2017 and December 31, 2016, there was approximately $0.1 and $0.2 million outstanding, respectively, under the Nexus Promissory Note.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

Long-term debt consists of the following:

	March 31,	December 31,
	2017	2016
Term credit facilities, net (a)	$5,116	$5,194
Nexus promissory note	107	185
Capital lease obligations	4	5
Total debt	5,227	5,384
Less current portion	(397)	(1,379)
Total long-term debt	$4,830	$4,005

(a) The balances as of March 31, 2017, and December 31, 2016, are net of debt issuance costs of $223 and $245, respectively.

9. PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows:

	Three Months Ended March 31,
	2017	2016
Current service cost, net of employee contributions	$14	$11
Interest cost on accrued benefit obligation	25	24
Expected return on plan assets	(40)	(39)
Amortization of transitional obligation	3	2
Amortization of past service costs	2	2
Amortization of net actuarial gain	12	8
Total cost of benefit	$16	$8

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $14 and $22 of contributions to its defined benefit pension plan during the three months ended March 31, 2017 and 2016, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

10. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,712,712 and 8,699,712 shares of common stock, $0.001 par value per share, outstanding as of March 31, 2017 and December 31, 2016, respectively.

Warrants

As of March 31, 2017 and December 31, 2016, the Company had warrants outstanding to purchase 50,600 shares of common stock with a weighted average exercise price of $7.00 per share. The warrants expire on September 18, 2018. No warrants were exercised during the three months ended March 31, 2017.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of March 31, 2017, and changes during the three months ended March 31, 2017, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2017	247,400	$8.75		$
Granted	262,000	7.30
Exercised	(13,000)	4.53
Forfeited	—	—
Outstanding as of March 31, 2017	496,400	$8.10	8.1		$293,790
Exercisable as of March 31, 2017	226,066	9.15	5.9		215,922

As of March 31, 2017, there were 203,600 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three months ended March 31, 2017 and 2016 was approximately $30 and $54, respectively. At March 31, 2017, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $642.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. The Company had foreign currency translation adjustments resulting in unrealized income of $0.1 million and $0.5 million for the three months ended March 31, 2017, and 2016, respectively.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

11. BASIC AND DILUTED INCOME PER COMMON SHARE

Basic and diluted income per common share is calculated based on the weighted average number of shares outstanding during the period. The Company’s employee and director stock option awards, as well as incremental shares issuable upon exercise of warrants, are not considered in the calculations if the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$133	$569

Denominator:
Weighted average basic shares outstanding	8,702	8,700
Effect of dilutive securities - equity based compensation plans	32	9
Net dilutive effect of warrants outstanding	3	—
Denominator for diluted net income per common share	8,737	8,709

Net income per common share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.07

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	146	314
Warrants	—	51

12. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows ASC 280 - Segment Reporting in determining its reportable segments. The Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available. As the Company makes decisions using a manufactured products vs. distributed products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power. The Critical Power reportable segment is the Company’s Titan Energy Systems Inc. subsidiary. The T&D Solutions reportable segment is an aggregation of all other Company subsidiaries, together with sales and expenses attributable to the strategic sales group for its T&D Solutions marketing activities.

The T&D Solutions segment is involved in the design, manufacture and distribution of electrical transformers and switchgear used primarily by utilities, large industrial and commercial operations to manage their electrical power distribution needs. The Critical Power segment provides power generation equipment and aftermarket field-services primarily to help customers ensure smooth, uninterrupted power to operations during times of emergency.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

The following tables present information about segment income and loss:

	Three Months Ended March 31,
	2017	2016
Revenues
T&D Solutions
Transformers	$21,284	$18,377
Switchgear	2,205	3,887
	23,489	22,264
Critical Power
Equipment	1,578	2,535
Service	2,195	1,771
	3,773	4,306
Consolidated	$27,262	$26,570

	Three Months Ended March 31,
	2017	2016
Depreciation and Amortization
T&D Solutions	$352	$356
Critical Power	351	369
Unallocated Corporate Overhead Expenses	18	16
Consolidated	$721	$741

	Three Months Ended March 31,
	2017	2016
Operating Income
T&D Solutions	$2,062	$2,047
Critical Power	(102)	(133)
Unallocated Corporate Overhead Expenses	(804)	(820)
Consolidated	$1,156	$1,094

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended March 31,
	2017	2016
United States	$18,581	$17,553
Canada	8,681	8,952
Others	—	65
Total	$27,262	$26,570

13. SUBSEQUENT EVENTS

In April 2017, the Internal Revenue Service agreed to abate the penalties and interest for unpaid payroll tax liabilities from 2014 for PCPI, the last business unit of the Company to receive the abatement. The amount of this abatement is less than $100 and will be recorded in the second quarter of 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 29, 2017.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

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

Description of Business Segments

We have two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●	Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. The reporting segment is comprised of two primary product categories: electrical transformers and switchgear. These solutions are marketed principally through our Pioneer Transformers Ltd. (“PTL”), Jefferson Electric, Inc. (“Jefferson”), Bemag Transformers, Inc. (“Bemag”), Pioneer Critical Power, Inc. (“PCPI”) and Pioneer Custom Electric Products, Inc. (“PCEP”) brand names.

●	Our Critical Power business provides customers with sophisticated power generation equipment and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minnesota, currently doing business through Titan Energy Systems Inc. (“Titan”), either under the Titan or the Pioneer Critical Power brand names.

Foreign Currency Exchange Rates

Although we report our results in accordance with U.S. GAAP and in U.S. dollars, PTL and Bemag are Canadian operations whose functional currency is the Canadian dollar.  As such, the financial position, results of operations, cash flows and equity of these operations are initially consolidated in Canadian dollars. Their assets and liabilities are then translated from Canadian dollars to U.S. dollars by applying the foreign currency exchange rate in effect at the balance sheet date, while the results of their operations and cash flows are translated to U.S. dollars by applying weighted average foreign currency exchange rates in effect during the reporting period. The resulting translation adjustments are included in other comprehensive income or loss.

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

	2017			2016
	Balance Sheet	Statements of Operations and Comprehensive Income		Balance Sheet	Statements of Operations and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.7519	$0.7559	$0.7559	$0.7700	$0.7274	$0.7274

Reclassifications

During the process of the Company implementing the remediation plans discussed under the heading “Part I – Item 4. Controls and Procedures” of this Quarterly Report on Form 10-Q, which is ongoing, the Company determined that there were inconsistencies in classification of expenses between its business units in the reporting periods prior to December 31, 2016. As a result, the company reclassified certain expenses from operating expenses to cost of goods sold for the year ended December 31, 2016, as previously disclosed in the Annual Report on Form 10-K filed with the SEC on March 29, 2017, and for the three months ended March 31, 2016, resulting in a decrease to gross profit of $55, or negative 0.21% as a percentage of sales for the three months ended March 31, 2016.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS

Overview of Three Months Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in Note 12 – Business Segment and Geographic Information and in our unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary of operating results during the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Revenues
T&D Solutions	$23,489	$22,264
Critical Power	3,773	4,306
Consolidated	27,262	26,570
Cost of sales
T&D Solutions	18,180	16,861
Critical Power	2,966	3,850
Consolidated	21,146	20,711
Gross profit	6,116	5,859
Selling, general and administrative expenses	4,342	4,153
Depreciation and amortization expense	523	540
Restructuring and integration	155	119
Foreign exchange gain	(60)	(47)
Total operating expenses	4,960	4,765
Operating income	1,156	1,094
Interest expense	508	285
Other expense	235	16
Income before taxes	413	793
Income tax expense	280	224
Net income	$133	$569

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
T&D Solutions	$31,705	$34,588	$36,699	$33,653	$31,647
Critical Power	5,039	3,970	4,831	4,146	3,586
Total order backlog	$36,744	$38,558	$41,530	$37,799	$35,233

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended March 31,
	2017	2016	Variance	%
T&D Solutions
Transformers	$21,284	$18,377	$2,907	15.8
Switchgear	2,205	3,887	(1,682)	(43.3)
	23,489	22,264	1,225	5.5
Critical Power
Equipment	1,578	2,535	(957)	(37.8)
Service	2,195	1,771	424	23.9
	3,773	4,306	(533)	(12.4)
Total revenue	$27,262	$26,570	$692	2.6

For the three months ended March 31, 2017, our consolidated revenue increased by $692, or 2.6%, to $27.3 million, up from $26.6 million during the three months ended March 31, 2016.

T&D Solutions. During the three months ended March 31, 2017, revenue from our transformer product lines increased by $2.9 million, or 15.8%. The increase was driven by higher sales of our dry type product lines, which increased by $1.8 million or 15.9%, with the balance of the increase from our liquid-filled transformers.

Our sales of T&D switchgear decreased by 43.3% to $2.2 million, during the three months ended March 31, 2017, as compared to the same period of the prior year. This decrease is the result of lower sales of our medium voltage switchgear products, which decreased by $1.6 million when compared to the same period last year.

Critical Power. Titan is the only business unit in the Critical Power segment. For the three months ended March 31, 2017, equipment sales were decreased by $957 as compared to the same period in the prior year, resulting from a reduced focus on this revenue stream.

For the three months ended March 31, 2017, service revenue increased by $424 or 23.9%, as compared to the same period in the prior year. This increase in our service business is the result of expanding our multi-location customers.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated:

	Three Months Ended March 31,
	2017	2016	Variance	%
T&D Solutions
Gross profit	$5,309	$5,403	$(94)	(1.7)
Gross margin %	22.6	24.3	(1.7)

Critical Power
Gross profit	807	456	351	77.0
Gross margin %	21.4	10.6	10.8

Consolidated gross profit	$6,116	$5,859	$257	4.4
Consolidated gross margin %	22.4	22.1	0.3

For the three months ended March 31, 2017, our gross margin was 22.4% of revenues, compared to 22.1% during the three months ended March 31, 2016. The 0.3% increase in our consolidated gross margin percentage is explained mostly by the results of our Critical Power segment.

T&D Solutions. During the three months ended March 31, 2017, the 1.7% decrease in our T&D Solutions gross margin resulted primarily from lower margins in our switchgear and dry type transformer business partially offset by an increase in our liquid-filled transformer sales.

 Critical Power.  During the three months ended March 31, 2017, the gross margin increased by 10.8% when compared to the three months ended March 31, 2016. This increase is the result of revenue mix with shift towards service sales, which provide a greater gross margin than equipment sales.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended March 31,
	2017	2016	Variance	%
T&D Solutions
Selling, general and administrative expense	$2,997	$3,161	$(164)	(5.2)
Depreciation and amortization expense	155	155	—	—
Restructuring and integration	155	87	68	78.2
Foreign exchange gain	(60)	(47)	(13)	27.7
Segment operating expense	$3,247	$3,356	$(109)	(3.2)

Critical Power
Selling, general and administrative expense	$558	$221	$337	152.5
Depreciation and amortization expense	351	369	(18)	(4.9)
Restructuring and integration	—	(1)	1	—
Segment operating expense	$909	$589	$320	54.3

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$787	$771	$16	2.1
Depreciation expense	17	16	1	6.3
Restructuring and integration	—	33	(33)	(100.0)
Foreign exchange gain	—	—	—	—
Segment operating expense	$804	$820	$(16)	(2.0)

Consolidated
Selling, general and administrative expense	$4,342	$4,153	$189	4.6
Depreciation and amortization expense	523	540	(17)	(3.1)
Restructuring and integration	155	119	36	30.3
Foreign exchange gain	(60)	(47)	(13)	27.7
Consolidated operating expense	$4,960	$4,765	$195	4.1

Selling, General and Administrative Expense. For the three months ended March 31, 2017, consolidated selling, general and administrative expense, increased by approximately $189, or 4.6%, to $4.3 million, as compared to $4.2 million during the three months ended March 31, 2016. As a percentage of our consolidated revenue, selling, general and administrative expense increased to 15.9% in the 2017 period, as compared to 15.6% in 2016.

The increase in our selling, general and administrative expense is attributable mostly to an increase in professional fees of $352 for the three months ended March 31, 2017 when compared to the 2016 period. This increase was offset by lower payroll and benefits costs for the same period.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of amortization of definite-lived intangible assets, depreciation of fixed assets and excludes amounts included in cost of sales.

Restructuring and Integration Expenses. For the three months ended March 31, 2017, restructuring and integration expense increased by approximately $36, or 30.3%, to $155, as compared to $119 during the three months ended March 31, 2016.

Foreign Exchange Gain. During the three months ended March 31, 2017, approximately 30%, of our consolidated operating revenues were denominated in Canadian dollars (as compared to 26% in the corresponding 2016 period) and most of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended March 31, 2017, we recorded a gain of $60 due to currency fluctuations, compared to a gain of approximately $47 during the three months ended March 31, 2016.

Operating Income

The following table represents our operating income or loss by reportable segment for the periods indicated:

	Three Months Ended March 31,
	2017	2016	Variance	%
T&D Solutions	$2,062	$2,047	$15	0.7
Critical Power	(102)	(133)	31	(23.3)
Unallocated Corporate Overhead Expenses	(804)	(820)	16	(2.0)
Total operating income	$1,156	$1,094	$62	5.7

T&D Solutions. During the three months ended March 31, 2017 and 2016, T&D segment operating income was $2.1 and $2.0 million, respectively.

Critical Power. During the three months ended March 31, 2017 and 2016, our Critical Power segment generated an operating loss of $102 and $133, respectively.

Unallocated Corporate Overhead Expenses. Our corporate expenses consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation, public reporting costs, and costs not specifically allocated to reportable business segments. During the three months period ended March 31, 2017, our Unallocated Corporate Overhead Expenses decreased by $16, or 2.0%, compared to the three months ended March 31, 2016, primarily due to lower salary and benefit costs, partially offset by higher professional fees recorded at corporate.

Non-Operating Expense

Interest Expense. For the three months ended March 31, 2017, interest expense was approximately $508, as compared to $285 during the three months ended March 31, 2016. The increase in our interest expense was due to higher average borrowings outstanding under our credit facilities and the increased utilization of short term borrowings during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Other Expense. For the three months ended March 31, 2017, other non-operating expense was $235, as compared to $16 during the same periods of 2016. Included in other expense for the three months ended March 31, 2016, was an abatement of the payroll tax penalties of $369.

Income Tax Expense. Our effective income tax rate was 67.8% for the three months ended March 31, 2017, as compared to 28.2% during the same period in 2016, as set forth below (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Variance
Income before income taxes	$413	$793	$(380)
Income tax expense	280	224	56
Effective income tax rate %	67.8	28.2	39.6

Our effective income tax rate increased by 39.6% during the three months ended March 31, 2017, as compared to the same period of the prior year, primarily due to inclusion of deemed dividends from our Canadian operations, partially offset by foreign income taxed at lower tax rate. Excluding the impact of the deemed dividends and foreign income taxed at lower tax rate, the effective income tax rate for the three months ended March 31, 2017, is 31.2%.

Net Income

We generated net income of $133 during the three months ended March 31, 2017, as compared to a net income of $569 for the three months ended March 31, 2016. Our net income per basic and diluted share for the three months ended March 31, 2017 was $0.02, as compared to $0.07 for the three months ended March 31, 2016. The overall decrease in our net income was driven by increases in our interest expense, other expenses and income tax expense when compared to the same period in 2016.

LIQUIDITY AND CAPITAL RESOURCES

General. At March 31, 2017, we had total debt of $28,276 and $235 of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, the borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided by / (Used in) Operating Activities. Cash provided by our operating activities was $978 during the three months ended March 31, 2017, compared to cash used in our operating activities of $4,750 during the three months ended March 31, 2016. The principal elements of cash provided by operating activities during the three months ended March 31, 2017, were approximately $133 of net income and $1,046 of non-cash expenses consisting of depreciation, amortization of intangibles and deferred issuance costs, changes in receivable and inventory reserves and stock-based compensation. These sources of cash during the period were offset by $206 of cash used for working capital purposes.

Cash Used in Investing Activities. Cash used in investing activities during the three months ended March 31, 2017, was approximately $491, as compared to $149 during the three months ended March 31, 2016. During the three months ended March 31, 2017, additions to our property, plant and equipment were $496.

Cash (Used in) / Provided by Financing Activities. Cash used in our financing activities was $444 during the three months ended March 31, 2017, as compared to $4,387 of cash provided by financing activities during the three months ended March 31, 2016. During the three months ended March 31, 2017, our net cash provided by financing activities included approximately $241 decrease in bank overdrafts and $11,392 of increased borrowings under our credit facilities, offset by payments of $11,438 on our credit facilities and a decrease in short term borrowings of $164 as a result of a product financing arrangement.

Working Capital. As of March 31, 2017, we had working capital of $3,480, including $235 of cash and equivalents, compared to working capital of $2,448, including $246 of cash and equivalents at December 31, 2016. Our current assets were approximately 1.1 times our current liabilities at March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, we had $2,753 and $1,535, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

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

Facility A was originally subject to margin criteria and borrowings bore interest at BMO’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.50% per annum or LIBOR plus 2.00% per annum on amounts borrowed in U.S. dollars.

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

The CAD ARCA modified financial covenant testing so that testing will be performed on our consolidated financial statements. The financial covenants were changed pursuant to the CAD 2017 Amendment to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, which were further modified by the 2017 CAD ARCA Amendment. We are in compliance with all financial covenants at March 31, 2017. On March 6, 2017, we received a waiver from BMO on a certain financial covenant as of December 31, 2016.

As of March 31, 2017, we had approximately $4.3 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $3.5 million outstanding under Facility A, $0.2 million outstanding under Facility B and $0.6 million outstanding under Facility C.

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

Our U.S. Facilities, as amended and restated by the US ARCA, provided for up to $19.1 million USD consisting of a $14.0 million USD Facility A to finance ongoing operations, a $5.0 million USD Facility B that financed the acquisition of Titan, and a new $0.1 million revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance our day-to-day business expenses and for no other purpose. The 2017 US ARCA Amendment increased the USD Facility A to $15.0 million, increasing the total amount of loans available under the U.S. Facilities to $20.1 million USD.

USD Facility A continues to bear interest, at our option, at the bank’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. USD Facility A had a maturity date of July 31, 2017, which was extended to July 31, 2018 pursuant to the 2017 US ARCA Amendment.

Borrowings under USD Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Pursuant to the US ARCA, our quarterly principal payments were reduced to $31 USD for calendar year 2016 and going forward, with the original amortization schedule continuing to apply to all quarterly principal payments made after December 31, 2016, and the final maturity date of December 2, 2019. The 2017 US ARCA Amendment reduced the scheduled quarterly principal payments to $31 USD, commencing March 31, 2017, to continue until July 31, 2018, with a balloon payment of $4,438 on July 31, 2018.

The US ARCA modified financial covenant testing so that testing will be performed on our consolidated financial statements. The financial covenants were changed pursuant to the US ARCA to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, which were further modified by the 2017 US ARCA Amendment. We are in compliance with all financial covenants at March 31, 2017. On March 6, 2017, we received a waiver from BMO on a certain financial covenant as of December 31, 2016.

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

As of March 31, 2017, we had approximately $19.4 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $14.8 million outstanding under USD Facility A, and $4.6 million outstanding under USD Facility B.

Nexus Promissory Note

On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. In December 2013, we elected to make a $250 advance payment against the Nexus Promissory Note. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. As of March 31, 2017, and December 31, 2016, there was approximately $0.1 and $0.2 million outstanding, respectively, under the Nexus Promissory Note.

Capital Lease Obligations

As of March 31, 2017, and December 31, 2016, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $496 during the three months ended March 31, 2017, as compared to $154 during the three months ended March 31, 2016. We have no major future capital projects planned, or significant replacement spending anticipated during 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017, continued to exist and were still considered material weaknesses in our internal control over financial reporting at March 31, 2017.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done in conjunction with an independent consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of March 31, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

Remediation Plan

As of March 31, 2017, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the fiscal quarter ended March 31, 2017, there were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

PIONEER POWER SOLUTIONS, INC.

Date: May 12, 2017	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: May 12, 2017	/s/ Thomas Klink
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

10.1

Waiver Letter, dated March 6, 2017, from Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 29, 2017).

10.2

First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 29, 2017).

10.3

First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 29, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.