Form 10-Q
period 2017-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2017-08-11
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 11, 2017 was 8,726,045.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended June 30, 2017

PART I - FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$30,897	$29,930	$58,159	$56,500
Cost of goods sold	24,926	23,664	46,072	44,375
Gross profit	5,971	6,266	12,087	12,125
Operating expenses
Selling, general and administrative	4,549	4,863	9,414	9,556
Restructuring and integration	5	62	160	181
Foreign exchange (gain)	(210)	(43)	(272)	(90)
Total operating expenses	4,344	4,882	9,302	9,647
Operating Income	1,627	1,384	2,785	2,478
Interest expense	565	310	1,074	595
Other expense	167	275	402	290
Income before taxes	895	799	1,309	1,593
Income tax (benefit) expense	(414)	605	(133)	830
Net income	$1,309	$194	$1,442	$763

Net income per common share:
Basic	$0.15	$0.02	$0.17	$0.09
Diluted	$0.15	$0.02	$0.17	$0.09

Weighted average common shares outstanding:
Basic	8,713	8,700	8,707	8,700
Diluted	8,743	8,706	8,737	8,706

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$1,309	$194	$1,442	$763
Other comprehensive income
Foreign currency translation adjustments	6	117	69	592
Amortization of net prior service costs and net actuarial gains / (losses), net of tax	1	(38)	26	(141)
Other comprehensive income	7	79	95	451
Comprehensive income	$1,316	$273	$1,537	$1,214

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$342	$246
Accounts receivable, net	17,968	17,508
Inventories, net	30,413	26,147
Income taxes receivable	—	72
Prepaid expenses and other current assets	3,317	2,215
Total current assets	52,040	46,188
Property, plant and equipment, net	6,953	6,591
Deferred income taxes	6,155	5,659
Other assets	216	830
Intangible assets, net	7,343	8,168
Goodwill	9,972	9,972
Total assets	$82,679	$77,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$413	$1,200
Revolving credit facilities	19,699	17,689
Short term borrowings	2,875	3,973
Accounts payable and accrued liabilities	22,683	18,139
Current maturities of long-term debt	321	1,379
Income taxes payable	1,400	1,360
Total current liabilities	47,391	43,740
Long-term debt, net of current maturities	4,778	4,005
Pension deficit	123	172
Other long-term liabilities	571	892
Noncurrent deferred income taxes	1,850	2,400
Total liabilities	54,713	51,209
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,712,712 shares issued and outstanding on June 30, 2017 and 8,699,712 shares issued and outstanding on December 31, 2016	9	9
Additional paid-in capital	23,445	23,215
Accumulated other comprehensive loss	(5,768)	(5,863)
Retained earnings	10,280	8,838
Total stockholders’ equity	27,966	26,199
Total liabilities and stockholders’ equity	$82,679	$77,408

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net income	$1,442	$763
Depreciation	630	616
Amortization of intangible assets	828	877
Amortization of debt issuance cost	149	75
Deferred income tax expense	(1,046)	369
Change in receivable reserves	(29)	189
Change in inventory reserves	—	28
Accrued pension	(27)	(34)
Stock-based compensation	171	6
Loss on disposition of fixed assets	2	77
Foreign currency remeasurement loss	(18)	(7)
Changes in current operating assets and liabilities:
Accounts receivable	(246)	(4,625)
Inventories	(3,993)	(7,747)
Prepaid expenses and other assets	(480)	(375)
Income taxes	67	376
Accounts payable and accrued liabilities	4,631	(2,622)
Net cash provided / (used) in operating activities	2,081	(12,034)

Investing activities
Additions to property, plant and equipment	(871)	(317)
Proceeds from sale of fixed assets	12	7
Net cash used in investing activities	(859)	(310)

Financing activities
(Decrease) / increase in bank overdrafts	(807)	1,416
(Decrease) / increase of short term borrowings	(1,099)	4,919
Borrowings under debt agreement	24,606	26,809
Repayment of debt	(23,506)	(17,796)
Payment of debt issuance costs	(78)	(113)
Proceeds from the exercise of options for common stock	59	—
Net cash (used) / provided by financing activities	(825)	15,235

Increase in cash and cash equivalents	397	2,891
Effect of foreign exchange on cash and cash equivalents	(301)	(87)

Cash and cash equivalents
Beginning of period	246	648
End of period	$342	$3,452

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

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of June 30, 2017. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

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

As the Company continues to implement the remediation plans discussed under the heading “Part I – Item 4. Controls and Procedures” of this Quarterly Report on Form 10-Q, the Company has determined that there were inconsistencies in classification of expenses between its business units in the reporting periods prior to December 31, 2016. As a result, the Company reclassified certain expenses from operating expenses to cost of goods sold for the year ended December 31, 2016, as previously disclosed in the Annual Report on Form 10-K filed with the SEC on March 29, 2017, and for the three and six months ended June 30, 2016. Resulting in an increase to gross profit of $139, or 0.46% as a percentage of sales for the three months ended June 30, 2016 and, resulting in an increase to gross profit of $84, or 0.15% as a percentage of sales for the six months ended June 30, 2016, respectively.

These unaudited consolidated financial statements should be read in conjunction with the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in the Company’s accounting policies during the second quarter of 2017.

Recent Accounting Pronouncements

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

In July 2015, the FASB made a decision to defer the effective date of the new standard for one year and permit early adoption as of the original effective date.  The Company is currently reviewing its various revenue streams from its two reportable segments: (i) T&D Solutions and (ii) Critical Power. Concurrently, through the use of various data gathering methods, we are categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue and quantifying the impact, if any, that this new standard will have on our consolidated financial statements. We anticipate using the modified retrospective method of transition when we will adopt the standard in 2018.

Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard amends Topic 330, Inventory, which currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. When this standard is adopted, an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU No. 2015-11 in 2017 and has reflected the impact in the current year consolidated financial statements.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. The Company is evaluating the potential impact of adopting ASU 2016-02 on its consolidated financial statements. It is expected that upon adoption, we will show an increase in assets and corresponding liabilities.

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

PIONEER POWER SOLUTIONS, INC.

 Notes to Unaudited Consolidated Financial Statements

3. OTHER EXPENSE

Other expense in the consolidated statements of income for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ending June 30,
	2017	2016	2017	2016
Payroll tax interest and penalties (abated) / accrued	$(59)	$94	$(12)	$(45)
Other non-operating expenses	226	181	414	335
Other expense	$167	$275	$402	$290

The Company continues to record interest on past due and unpaid payroll tax obligations. During the six months ended June 30, 2017 and 2016, the Company received waivers of certain interest and penalties on these obligations totaling $0.1 million and $0.4 million, respectively.

4.  INVENTORIES

The components of inventories are summarized below:

	June 30, 2017 (Unaudited)	December 31, 2016
Raw materials	$11,131	$10,175
Work in process	7,313	6,535
Finished goods	12,347	9,826
Provision for excess and obsolete inventory	(378)	(389)
Total inventories	$30,413	$26,147

Included in raw materials and finished goods at June 30, 2017 and December 31, 2016 are goods in transit of approximately $3.8 million and $3.1 million, respectively.

At June 30, 2017 and December 31, 2016, raw materials not pledged to our secured creditor were used as collateral to secure short term borrowings under a product financing agreement amounting to $2.9 million and $4.0 million, respectively.

PIONEER POWER SOLUTIONS, INC.

 Notes to Unaudited Consolidated Financial Statements

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	June 30, 2017 (Unaudited)	December 31, 2016
Land	$48	$46
Buildings	2,373	2,293
Machinery and equipment	9,727	9,421
Furniture and fixtures	1,124	466
Computer hardware and software	1,333	1,289
Leasehold improvements	565	534
Construction in progress	18	18
	15,188	14,067
Less: Accumulated depreciation	(8,235)	(7,476)
Total property, plant and equipment, net	$6,953	$6,591

Depreciation expense was $0.6 million in the six months ended June 30, 2017 and 2016.

6.  OTHER ASSETS

In December 2011 and January 2012, the Company made two loans, each in the amount of $0.3 million to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company's written consent and failure of the burrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers. The principal balance of the loan receivable is outstanding at June 30, 2017 and December 31, 2016. The Company expects to fully recover these amounts. At June 30, 2017, the Company has reclassified the principal of $0.6 million to other current assets as the Company anticipates receiving the note in the next twelve months based upon negotiations with the debtor.

Included in Other Assets at June 30, 2017 and December 31, 2016 is a customer note receivable of $0.2 million.

PIONEER POWER SOLUTIONS, INC.

 Notes to Unaudited Consolidated Financial Statements

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying values of goodwill for the six months ended June 30, 2017.

	T&D Solutions Segment	Critical Power Solutions Segment	Total Goodwill
Gross Goodwill:
Balance as of January 1, 2017	$7,978	$2,970	$10,948
No activity	—	—	—
Balance as of June 30, 2017	$7,978	$2,970	$10,948
Accumulated impairment losses:
Balance as of January 1, 2017	$(976)	$—	$(976)
No activity	—	—	—
Balance as of June 30, 2017	$(976)	$—	$(976)

Net Goodwill as of June 30, 2017	$7,002	$2,970	$9,972

 Changes in the carrying values of intangible assets for the six months ended June 30, 2017, were as follows:

	T&D Solutions Segment	Critical Power Solutions Segment	Total Intangible Assets
Balance as of January 1, 2017	$5,565	$2,603	$8,168
Amortization	(208)	(620)	(828)
Foreign currency translation	3	—	3
Balance as of June 30, 2017	$5,360	$1,983	$7,343

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

The components of intangible assets as of June 30, 2017 are summarized below:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Customer relationships	7	$7,201	$(4,235)	$—	$2,966
Non-compete agreements	6	705	(433)	—	272
Trademarks	Indefinite	1,816	—	—	1,816
Distributor territory license	4	474	(296)	—	178
Internally developed software	7	289	(103)	—	186
Developed technology	10	492	(123)	—	369
Technology-related industry accreditations	Indefinite	1,575	—	(19)	1,556
Total intangible assets		$12,552	$(5,190)	$(19)	$7,343

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

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc. (“PECI”), entered into an Amended and Restated Credit Agreement (“CAD ARCA”) with BMO with respect to our existing Canadian credit facilities (as amended and restated, the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. This CAD ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank were waived by BMO. On March 15, 2017, the CAD ARCA was further amended (the “2017 CAD ARCA Amendment”).

Our Canadian Facilities provided for up to $8.2 million CAD (approximately $6.3 million expressed in U.S. dollars) consisting of a revolving $7.0 million CAD Facility A to finance ongoing operations, a $0.5 million CAD Facility B that financed a plant expansion, and a $0.7 million USD Facility C that financed a business acquisition and the purchase and expansion of its manufacturing facilities. The 2017 CAD ARCA Amendment increased the Facility A to $8.0 million CAD, increasing the total amount of loans available under the Canadian Facilities to $9.1 million CAD.

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

The CAD ARCA modified financial covenant testing so that testing will be performed on our consolidated financial statements. The financial covenants were changed pursuant to the CAD 2017 Amendment to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, which were further modified by the 2017 CAD ARCA Amendment. We are in compliance with all financial covenants at June 30, 2017. On March 6, 2017, we received a waiver from BMO on a certain financial covenant as of December 31, 2016.

As of June 30, 2017, we had approximately $6.1 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $5.5 million outstanding under Facility A, $0.1 million outstanding under Facility B and $0.5 million outstanding under Facility C.

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

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with BMO with respect to our U.S. Facilities that replaced and superseded all of our businesses’ prior financing arrangements with the bank. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank were waived by BMO. On March 15, 2017, the US ARCA was further amended (the “2017 US ARCA Amendment”).

Our U.S. Facilities, as amended and restated, provided for up to $19.1 million consisting of a $14.0 million USD Facility A to finance ongoing operations, a $5.0 million USD Facility B that financed the acquisition of Titan, and a new $0.1 million revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance our day-to-day business expenses and for no other purpose. The 2017 US ARCA Amendment increased the USD Facility A to $15.0 million, increasing the total amount of loans available under the U.S. Facilities to $20.1 million USD.

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

The US ARCA modified financial covenant testing so that testing will be performed on our consolidated financial statements. The financial covenants were changed pursuant to the US ARCA to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, which were further modified by the 2017 US ARCA Amendment. We are in compliance with all financial covenants at June 30, 2017. On March 6, 2017, we received a waiver from BMO on a certain financial covenant as of December 31, 2016.

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

As of June 30, 2017, we had approximately $18.8 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $14.2 million outstanding under USD Facility A, and $4.6 million outstanding under USD Facility B.

Nexus Promissory Note

On July 25, 2012, the Company’s Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). The term loan is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. The obligations of Nexus under the term loan are secured by certain machinery and equipment located in Mexico and by a corporate guaranty by the Company. As of June 30, 2017 and December 31, 2016, there was approximately $27 and $185 outstanding, respectively, under the Nexus Promissory Note.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

Long-term debt consists of the following:

	June 30, 2017 (Unaudited)	December 31, 2016
Term credit facilities, net (a)	$5,069	$5,194
Nexus promissory note	27	185
Capital lease obligations	3	5
Total debt	5,099	5,384
Less current portion	(321)	(1,379)
Total long-term debt	$4,778	$4,005

 (a) The balances as of June 30, 2017 and December 31, 2016 are net of debt issuance costs of $171 and $245, respectively.

9.  PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current service cost, net of employee contributions	$11	$12	$25	$23
Interest cost on accrued benefit obligation	25	26	50	50
Expected return on plan assets	(41)	(41)	(81)	(80)
Amortization of transitional obligation	3	3	6	5
Amortization of past service costs	2	3	4	5
Amortization of net actuarial gain	11	10	23	18
Total cost of benefit	$11	$13	$27	$21

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $35 and $54 of contributions to its defined benefit pension plan during the six months ended June 30, 2017 and 2016, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

10.  STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,712,712 and 8,699,712 shares of common stock, $0.001 par value per share, outstanding as of June 30, 2017 and December 31, 2016, respectively.

Warrants

As of June 30, 2017 and December 31, 2016, the Company had warrants outstanding to purchase 50,600 shares of common stock with a weighted average exercise price of $7.00 per share. The warrants expire on September 18, 2018.  No warrants were exercised during the six months ended June 30, 2017.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of June 30, 2017, and changes during the six months ended June 30, 2017, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2017	247,400	$8.75		$
Granted	262,000	7.30
Exercised	(13,000)	4.53
Forfeited	(38,333)	6.01
Outstanding as of June 30, 2017	458,067	$8.27	7.9		$105,207
Exercisable as of June 30, 2017	196,066	9.57	5.4		105,206

As of June 30, 2017, there were 241,933 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three and six months ended June 30, 2017 was approximately $141 and $171, respectively, as compared to the expense of ($47) and $6, during the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2016, the expense reversal was primarily as a result of forfeitures of previously expensed awards to our former Chief Financial Officer. At June 30, 2017, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of income of approximately $487.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in unrealized income of $6 and $117 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company had foreign currency translation adjustments resulting in unrealized income of $68 and $592, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$1,309	$194	$1,442	$763

Denominator:
Weighted average basic shares outstanding	8,713	8,700	8,707	8,700
Effect of dilutive securities - equity based compensation plans	29	6	29	6
Net dilutive effect of warrants outstanding	1	—	1	—
Denominator for diluted net income per common share	8,743	8,706	8,737	8,706

Net income per common share:
Basic	$0.15	$0.02	$0.17	$0.09
Diluted	$0.15	$0.02	$0.17	$0.09

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	146	192	54	192
Warrants	51	51	51	51

12. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows ASC 280 - Segment Reporting in determining its reportable segments. The Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available. As the Company makes decisions using a manufactured products vs. distributed products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power. The Critical Power reportable segment is comprised solely of the Company’s Titan Energy Systems Inc. subsidiary. The T&D Solutions reportable segment is an aggregation of all other Company subsidiaries, together with sales and expenses attributable to the strategic sales group for its T&D Solutions marketing activities.

The T&D Solutions segment is involved in the design, manufacture and distribution of electrical transformers and switchgear used primarily by utilities, large industrial and commercial operations to manage their electrical power distribution needs. The Critical Power segment provides power generation equipment, and aftermarket field-services primarily to help customers ensure smooth, uninterrupted power to operations during times of emergency.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

The following tables present information about segment income and loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
T&D Solutions
Transformers	$23,366	$22,118	$44,650	$40,495
Switchgear	3,614	2,720	5,819	6,607
	26,980	24,838	50,469	47,102
Critical Power
Equipment	1,651	3,321	3,229	5,858
Service	2,266	1,771	4,461	3,540
	3,917	5,092	7,690	9,398
Consolidated	$30,897	$29,930	$58,159	$56,500

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and Amortization
T&D Solutions	$364	$396	$714	$753
Critical Power	352	339	704	708
Unallocated Corporate Overhead Expenses	17	18	35	33
Consolidated	$733	$753	$1,453	$1,494

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Income (Loss)
T&D Solutions	$2,703	$2,034	$4,766	$4,081
Critical Power	(248)	44	(350)	(90)
Unallocated Corporate Overhead Expenses	(828)	(694)	(1,631)	(1,513)
Consolidated	$1,627	$1,384	$2,785	$2,478

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$20,405	$20,919	$38,986	$38,472
Canada	10,492	9,011	19,173	17,963
Others	—	—	—	65
Total	$30,897	$29,930	$58,159	$56,500

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

Description of Business Segments

We have two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●	Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. The reporting segment is comprised of two primary product categories: electrical transformers and switchgear. These solutions are marketed principally through our Pioneer Transformers Ltd. (“PTL”), Jefferson Electric, Inc. (“Jefferson”), Bemag Transformers, Inc. (“Bemag”), Pioneer Critical Power, Inc. (“PCPI”) and Pioneer Custom Electric Products, Inc. (“PCEP”) brand names.

●	Our Critical Power business provides customers with sophisticated power generation equipment and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan Energy Systems Inc. (“Titan”), as well as the Pioneer Critical Power brand names.

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

	2017			2016
	Balance Sheet	Statements of Operations and Comprehensive Income		Balance Sheet	Statements of Operations and Comprehensive Income
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.7519	$0.7559	$0.7559	$0.7700	$0.7274	$0.7274
June 30	$0.7706	$0.7436	$0.7497	$0.7742	$0.7760	$0.7509

Reclassifications

As the Company continues to implement the remediation plans discussed under the heading “Part I – Item 4. Controls and Procedures” of this Quarterly Report on Form 10-Q, the Company has determined that there were inconsistencies in classification of expenses between its business units in the reporting periods prior to December 31, 2016. As a result, the Company reclassified certain expenses from operating expenses to cost of goods sold for the year ended December 31, 2016, as previously disclosed in the Annual Report on Form 10-K filed with the SEC on March 29, 2017, and for the three and six months ended June 30, 2016, resulting in an increase to gross profit of $139, or 0.46% as a percentage of sales for the three months ended June 30, 2016 and, resulting in an increase to gross profit of $84, or 0.15% as a percentage of sales for the six months ended June 30, 2016, respectively.

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

Our summary of operating results during the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
T&D Solutions	$26,980	$24,838	$50,469	$47,102
Critical Power	3,917	5,092	7,690	9,398
Consolidated	30,897	29,930	58,159	56,500
Cost of sales
T&D Solutions	21,721	19,364	39,901	36,225
Critical Power	3,205	4,300	6,171	8,150
Consolidated	24,926	23,664	46,072	44,375
Gross profit	5,971	6,266	12,087	12,125
Selling, general and administrative expenses	4,024	4,322	8,365	8,476
Depreciation and amortization expense	525	541	1,050	1,080
Restructuring and integration	5	62	160	181
Foreign exchange (gain)	(210)	(43)	(272)	(90)
Total operating expenses	4,344	4,882	9,303	9,647
Operating income	1,627	1,384	2,784	2,478
Interest expense	565	310	1,074	595
Other expense	167	275	402	290
Income before taxes	895	799	1,308	1,593
Income tax (benefit) expense	(414)	605	(133)	830
Net income	$1,309	$194	$1,441	$763

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
T&D Solutions	$29,182	$31,705	$34,588	$36,699	$33,653
Critical Power	10,466	5,039	3,970	4,831	4,146
Total order backlog	$39,648	$36,744	$38,558	$41,530	$37,799

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Variance	%	2017	2016	Variance	%
T&D Solutions
Transformers	$23,366	$22,118	$1,248	5.6	$44,650	$40,495	$4,155	10.3
Switchgear	3,614	2,720	894	32.9	5,819	6,607	(788)	(11.9)
	26,980	24,838	2,142	8.6	50,469	47,102	3,367	7.1
Critical Power
Equipment	1,651	3,321	(1,670)	(50.3)	3,229	5,858	(2,629)	(44.9)
Service	2,266	1,771	495	28.0	4,461	3,540	921	26.0
	3,917	5,092	(1,175)	(23.1)	7,690	9,398	(1,708)	(18.2)
Total revenue	$30,897	$29,930	$967	3.2	$58,159	$56,500	$1,659	2.9

For the three months ended June 30, 2017, our consolidated revenue increased by $967, or 3.2%, to $30.9 million, up from $29.9 million during the three months ended June 30, 2016. For the six months ended June 30, 2017, our consolidated revenue increased by $1,659, or 2.9%, to $58.2 million, up from $56.5 million during the six months ended June 30, 2016.

T&D Solutions. During the three and six months ended June 30, 2017, revenue from our transformer product lines increased by $1,248 or 5.6% and $4,155 or 10.3% as compared to the three and six months ended June 30, 2016.. The increase was driven by our Canadian transformer product lines, which increased by $1,273 or 13.3% during the three months ended June 30, 2017 and $2,007 or 11.0% during the six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016.

Our sales of T&D switchgear increased by 32.9% to $3.6 million, during the three months ended June 30, 2017, as compared to the same period of the prior year due to increase in sales of automatic transfer switches. For the six months ended June 30, 2017, our switchgear sales decreased by 11.9% to $5.8 million when compared to the same period last year as a result of lower sales of our low voltage switchgear products.

Critical Power. Titan is the only business unit in the Critical Power segment. For the three months ended June 30, 2017, equipment sales decreased by $1,670, or 50.3% as compared to the same period in the prior year, resulting from a reduced focus on this revenue stream. For the six months ended June 30, 2017, equipment sales were down by $2,629, or 44.9% compared to the same period in 2016.

For the three months ended June 30, 2017, service revenue increased by $495 or 28.0%, as compared to the same period in the prior year. This increase is in our service business with our multi-location customers. For the six months ended June 30, 2017, service revenue increased by $921 or 26.0% compared to the same period in 2016.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Variance	%	2017	2016	Variance	%
T&D Solutions
Gross profit	$5,259	$5,474	$(215)	(3.9)	$10,568	$10,877	$(309)	(2.8)
Gross margin%	19.5	22.0	(2.5)		20.9	23.1	(2.2)

Critical Power
Gross profit	712	792	(80)	(10.1)	1,519	1,248	271	21.7
Gross margin%	18.2	15.6	2.6		19.8	13.3	6.5

Consolidated gross profit	$5,971	$6,266	$(295)	(4.7)	$12,087	$12,125	$(38)	(0.3)
Consolidated gross margin%	19.3	20.9	(1.6)		20.8	21.5	(0.7)

For the three months ended June 30, 2017, our gross margin was 19.3% of revenues, compared to 20.9% during the three months ended June 30, 2016. For the six months ended June 30, 2017, our gross margin was 20.8% of revenues, compared to 21.5% during the six months ended June 30, 2016. The decrease in our consolidated gross margin percentage is due to the decreased gross margin in our T&D Solutions segment as explained below.

T&D Solutions. During the three and six months ended June 30, 2017 the decrease in our T&D Solutions gross margin of 2.5% and 2.2%, respectively, as compared to the same periods in 2016 resulted primarily from lower margins in our dry type transformer and switchgear businesses.

 Critical Power.  During the three and six months ended June 30, 2017, the gross margin increased 2.6% and 6.5% respectively, when compared to the same periods in 2016. This increase is the result of revenue mix with shift towards service sales, which provide a greater gross margin than equipment sales.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Variance	%	2017	2016	Variance	%
T&D Solutions
Selling, general and administrative expense	$2,605	$3,243	$(638)	(19.7)	$5,602	$6,404	$(802)	(12.5)
Depreciation and amortization expense	156	184	(28)	(15.2)	311	339	(28)	(8.3)
Restructuring and integration	5	56	(51)	(91.1)	160	143	17	11.9
Foreign exchange gain	(210)	(43)	(167)	388.4	(272)	(90)	(182)	202.2
Segment operating expense	$2,556	$3,440	$(884)	(25.7)	$5,801	$6,796	$(995)	(14.6)

Critical Power
Selling, general and administrative expense	$608	$409	$199	48.7	$1,164	$631	$533	84.5
Depreciation and amortization expense	352	339	13	3.8	704	708	(4)	(0.6)
Restructuring and integration	—	—	—	—	—	(1)	1	(100.0)
Segment operating expense	$960	$748	$212	28.3	$1,868	$1,338	$530	39.6

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$811	$670	$141	21.0	$1,598	$1,442	$156	10.8
Depreciation expense	17	18	(1)	(5.6)	35	33	2	6.1
Restructuring and integration	—	6	(6)	(100.0)	—	38	(38)	(100.0)
Foreign exchange gain	—	—	—	—	—	—	—	—
Segment operating expense	$828	$694	$134	19.3	$1,633	$1,513	$120	7.9

Consolidated
Selling, general and administrative expense	$4,024	$4,322	$(298)	(6.9)	$8,364	$8,476	$(113)	(1.3)
Depreciation and amortization expense	525	541	(16)	(3.0)	1,050	1,080	(30)	(2.8)
Restructuring and integration	5	62	(57)	(91.9)	160	181	(20)	(11.6)
Foreign exchange gain	(210)	(43)	(167)	388.4	(272)	(90)	(182)	202.2
Consolidated operating expense	$4,344	$4,882	$(538)	(11.0)	$9,302	$9,647	$(345)	(3.6)

Selling, General and Administrative Expense. For the three months ended June 30, 2017, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by $298, or 6.9%, to $4.0 million, as compared to $4.3 million during the three months ended June 30, 2016. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 13.0% in the 2017 period, as compared to 14.4% in 2016.

During the six months ended June 30, 2017, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by $114 or 1.3%, to $8.4 million, as compared to $8.5 million during the six months ended June 30, 2016. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 14.4% in the 2017 period, as compared to 15.0% in 2016.

Depreciation and Amortization Expenses.  Depreciation and amortization expense consists primarily of amortization of definite-lived intangible assets and depreciation of fixed assets, and excludes amounts included in cost of sales. For the three months ended June 30, 2017, depreciation and amortization expense decreased by $16 or 3.0% when compared to the same period in 2016. For the six months ended June 30, 2017, depreciation and amortization expense decreased by $30 or 2.8% when compared to the same period in 2016.

Restructuring and Integration Expenses. For the three and six months ended June 30, 2017, restructuring and integration expense decreased by approximately $57 and $20, respectively, compared to the same periods in 2016.

Foreign Exchange Gain. During the three months ended June 30, 2017 and 2016, approximately 33% of our consolidated operating revenues were denominated in Canadian dollars. During the six months ended June 30, 2017 and 2016, approximately 32% and 30%, respectively of our consolidated operating revenues were denominated in Canadian dollars. Most of our expenses were denominated and disbursed in U.S. dollars during the three and six months ended June 30, 2017 and 2016. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended June 30, 2017 and 2016, we recorded a gain of $210 and $43 respectively, due to currency fluctuations. For the six months ended June 30, 2017 and 2016, we recorded a gain of $272 and $90, respectively, due to currency fluctuations.

Operating Income (Loss)

The following table represents our operating income or loss by reportable segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Variance	%	2017	2016	Variance	%
T&D Solutions	$2,703	$2,034	$669	32.9	$4,766	$4,081	$685	16.8
Critical Power	(248)	44	(292)	(663.6)	(350)	(90)	(260)	288.9
Unallocated Corporate Overhead Expenses	(828)	(694)	(134)	19.3	(1,631)	(1,513)	(118)	7.8
Total operating income	$1,627	$1,384	$243	17.6	$2,785	$2,478	$307	12.4

T&D Solutions.  During the three and six months ended June 30, 2017, T&D segment operating income was $2,703 and $4,766 respectively, as compared to $2,034 and $4,081 during the same periods of 2016. The increase in operating income is primarily due to higher revenues and lower selling, general and administrative expenses.

Critical Power.  During the three and six months ended June 30, 2017, our Critical Power segment generated an operating loss of $248 and $350, respectively, as compared to an operating income of $44 and operating loss of $90 during the same periods of 2016.

Unallocated Corporate Overhead Expenses. Our corporate expenses consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three and six months period ended June 30, 2017, our Unallocated Corporate Overhead Expenses increased $134 or 19.3% and $118 or 7.8%, respectively, as compared to the same periods in 2016, primarily due to an increase in stock based compensation expense.

Non-Operating Expense

Interest Expense. For the three and six months ended June 30, 2017, interest expense was approximately $565 and $1,074, respectively, as compared to $310 and $595, respectively, during the three and six months ended June 30, 2016. The increase in our interest expense was due to higher average borrowings outstanding under our credit facilities and the increased utilization of short term borrowings during the 2017 period as compared to 2016.

Other Expense. For the three and six months ended June 30, 2017, other non-operating expense was $167 and $402, respectively, as compared to $275 and $290, during the same periods of 2016. The Company continues to record interest on past due and unpaid payroll tax obligations. Included in the six months ended June 30, 2017 and 2016 are waivers of certain interest and penalties on payroll tax obligations totaling $70 and $359, respectively.

Income Tax Expense (Benefit).  Our effective income tax rate was negative 46.3% for the three months ended June 30, 2017, compared to 75.7% during the same period in 2016. For the six months ended June 30, 2017, our effective income tax rate was negative 10.2%, as compared to 52.1% during the same period in 2016, as set forth below (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
Income before income taxes	$895	$799	$96	$1,309	$1,593	$(284)
Income tax (benefit) / expense	(414)	605	(1,019)	(133)	830	(963)
Effective income tax rate%	(46.3)	75.7	(122.0)	(10.2)	52.1	(62.3)

Our effective income tax rate decreased by 122.0% and 62.3% during the three and six months ended June 30, 2017, respectively, as compared to the same periods of the prior year primarily due to utilization of foreign tax credits and the reconciliation of our 2016 actual income tax expense to the provisions previously recorded.

Net Income

We generated net income of $1,309 and $1,442 during the three and six months ended June 30, 2017 respectively, as compared to a net income of $194 and $763 for the three and six months ended June 30, 2016, respectively. Our net income per basic and diluted share for the three and six months ended June 30, 2017 was $0.15 and $0.17, respectively, as compared to $0.02 and $0.09 for the three and six months ended June 30, 2016, respectively. The overall increase in our net income was driven by decrease in our income tax expense when compared to the same periods in 2016.

LIQUIDITY AND CAPITAL RESOURCES

General. At June 30, 2017, we had total debt of $28,086 and $342 of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, the borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided by / Used in Operating Activities. Cash provided by our operating activities was $2,081 during the six months ended June 30, 2017, compared to cash used in our operating activities of $12,034 during the six months ended June 30, 2016. The principal elements of cash provided by operating activities during the six months ended June 30, 2017 were approximately $1,442 of net income and $1,749 of non-cash expenses consisting of depreciation, amortization of intangibles and deferred issuance costs, changes in receivable and inventory reserves and stock-based compensation, partially offset by the effect of non-cash deferred tax income of $1,046.

Cash Used in Investing Activities. Cash used in investing activities during the six months ended June 30, 2017 was $859 as compared to $310 during the six months ended June 30, 2016. Additions to our property, plant and equipment were $871 as compared to $317 in the prior year comparable period.

Cash Used in / Provided by Financing Activities. Cash used in our financing activities was $825 during the six months ended June 30, 2017, as compared to cash provided of $15,235 during the six months ended June 30, 2016. During the six months ended June 30, 2017, our net cash provided by financing activities included an $807 decrease in bank overdrafts, $24,606 of increased borrowings under our credit facilities, offset by payments of $23,506 on our credit facilities and a decrease in short term borrowings of $1,099 as a result of a product financing arrangement.

Working Capital. As of June 30, 2017, we had working capital of $4,649, including $342 of cash and cash equivalents, compared to working capital of $2,448, including $246 of cash and cash equivalents at December 31, 2016. Our current assets were approximately 1.1 times our current liabilities at June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, we had $1,472 and $1,535, respectively, of available and unused borrowing capacity from our revolving credit facilities. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

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

In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc. (“PECI”), entered into an Amended and Restated Credit Agreement (“CAD ARCA”) with BMO with respect to our existing Canadian credit facilities (as amended and restated, the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. This CAD ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank were waived by BMO. On March 15, 2017, the CAD ARCA was further amended (the “2017 CAD ARCA Amendment”).

Our Canadian Facilities provided for up to $8.2 million CAD (approximately $6.3 million expressed in U.S. dollars) consisting of a revolving $7.0 million CAD Facility A to finance ongoing operations, a $0.5 million CAD Facility B that financed a plant expansion, and a $0.7 million USD Facility C that financed a business acquisition and the purchase and expansion of its manufacturing facilities. The 2017 CAD ARCA Amendment increased the Facility A to $8.0 million CAD, increasing the total amount of loans available under the Canadian Facilities to $9.1 million CAD.

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

The CAD ARCA modified financial covenant testing so that testing will be performed on our consolidated financial statements. The financial covenants were changed pursuant to the CAD 2017 Amendment to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, which were further modified by the 2017 CAD ARCA Amendment. We are in compliance with all financial covenants at June 30, 2017. On March 6, 2017, we received a waiver from BMO on a certain financial covenant as of December 31, 2016.

As of June 30, 2017, we had approximately $6.1 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $5.5 million outstanding under Facility A, $0.1 million outstanding under Facility B and $0.5 million outstanding under Facility C.

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

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with BMO with respect to our U.S. Facilities that replaced and superseded all of our businesses’ prior financing arrangements with the bank. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with the bank were waived by BMO. On March 15, 2017, the US ARCA was further amended (the “2017 US ARCA Amendment”).

Our U.S. Facilities, as amended and restated, provided for up to $19.1 million consisting of a $14.0 million USD Facility A to finance ongoing operations, a $5.0 million USD Facility B that financed the acquisition of Titan, and a new $0.1 million revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance our day-to-day business expenses and for no other purpose. The 2017 US ARCA Amendment increased the USD Facility A to $15.0 million, increasing the total amount of loans available under the U.S. Facilities to $20.1 million USD.

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

The US ARCA modified financial covenant testing so that testing will be performed on our consolidated financial statements. The financial covenants were changed pursuant to the US ARCA to require certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, which were further modified by the 2017 US ARCA Amendment. We are in compliance with all financial covenants at June 30, 2017. On March 6, 2017, we received a waiver from BMO on a certain financial covenant as of December 31, 2016.

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

As of June 30, 2017, we had approximately $18.8 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $14.2 million outstanding under USD Facility A, and $4.6 million outstanding under USD Facility B.

Nexus Promissory Note

On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. In December 2013, we elected to make a $250 advance payment against the Nexus Promissory Note. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. As of June 30, 2017 and December 31, 2016, there was approximately $27 and $185 outstanding, respectively, under the Nexus Promissory Note.

Capital Expenditures

Our additions to property, plant and equipment were $871 during the six months ended June 30, 2017, as compared to $317 during the six months ended June 30, 2016. We have no major future capital projects planned, or significant replacement spending anticipated during 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that three is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017, continues to exist and were still considered material weaknesses in out control over financial reporting at June 30, 2017.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of June 30, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

  Remediation Plan

As of June 30, 2017, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there has been no change in our internal control over financial reporting during the first quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the fiscal quarter ended June 30, 2017 there were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

PIONEER POWER SOLUTIONS, INC.

Date: August 11, 2017	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: August 11, 2017	/s/ Thomas Klink
Name: Thomas Klink
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.