Form 10-Q
period 2017-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2017-11-13
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 13, 2017 was 8,726,045.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended September 30, 2017

PART I – FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of (Loss) Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$29,794	$29,389	$87,953	$85,889
Cost of goods sold
Cost of goods sold	23,475	22,872	69,547	67,248
Restructuring and integration	873	—	873	—
Total cost of goods sold	24,348	22,872	70,420	67,248
Gross profit	5,446	6,517	17,533	18,641
Operating expenses
Selling, general and administrative	5,041	5,338	14,455	14,894
Restructuring and integration	—	19	160	199
Foreign exchange gain	(194)	(52)	(465)	(142)
Total operating expenses	4 ,847	5,305	14,150	14,951
Operating Income	599	1,212	3,383	3,690
Interest expense	588	556	1,662	1,151
Other expense	245	264	647	554
(Loss) / income before taxes	(234)	392	1,074	1,985
Income tax expense	530	70	396	900
Net (loss) / income	$(764)	$322	$678	$1,085

Net (loss) / income per common share:
Basic	$(0.09)	$0.04	$0.08	$0.12
Diluted	$(0.09)	$0.04	$0.08	$0.12

Weighted average common shares outstanding:
Basic	8,725	8,700	8,713	8,700
Diluted	8,725	8,708	8,727	8,708

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss) / income	$(764)	$322	$678	$1,085
Other comprehensive (loss) / income
Foreign currency translation adjustments	—	(147)	68	445
Amortization of net prior service costs and net actuarial gains / (losses), net of tax	(42)	32	(15)	(109)
Other comprehensive (loss) / income	(42)	(115)	53	336
Comprehensive (loss) / income	$(806)	$207	$731	$1,421

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$950	$246
Accounts receivable, net	19,255	17,508
Inventories, net	28,324	26,147
Income taxes receivable	546	72
Prepaid expenses and other current assets	2,765	2,215
Total current assets	51,840	46,188
Property, plant and equipment, net	7,025	6,591
Deferred income taxes	5,913	5,659
Other assets	216	830
Intangible assets, net	6,783	8,168
Goodwill	9,972	9,972
Total assets	$81,749	$77,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$1,386	$1,200
Revolving credit facilities	20,197	17,689
Short term borrowings	5,339	3,973
Accounts payable and accrued liabilities	18,205	18,139
Current maturities of long-term debt	4,926	1,379
Income taxes payable	1,619	1,360
Total current liabilities	51,672	43,740
Long-term debt, net of current maturities	—	4,005
Pension deficit	173	172
Other long-term liabilities	582	892
Noncurrent deferred income taxes	1,954	2,400
Total liabilities	54,381	51,209
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on September 30, 2017 and 8,699,712 shares issued and outstanding on December 31, 2016	9	9
Additional paid-in capital	23,653	23,215
Accumulated other comprehensive loss	(5,810)	(5,863)
Retained earnings	9,516	8,838
Total stockholders’ equity	27,368	26,199
Total liabilities and stockholders’ equity	$81,749	$77,408

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net income	$678	$1,085
Depreciation	956	1,006
Amortization of intangible assets	1,390	1,309
Amortization of debt issuance cost	185	153
Deferred income taxes	(689)	206
Change in receivable reserves	53	250
Change in inventory reserves	38	(435)
Accrued pension	(24)	(68)
Stock-based compensation	319	34
(Gain) / loss on disposition of fixed assets	(5)	77
Foreign currency remeasurement (gain) / loss	(40)	2
Changes in current operating assets and liabilities:
Accounts receivable	(1,434)	(4,188)
Inventories	(1,678)	(8,455)
Prepaid expenses and other assets	76	(378)
Income taxes	(289)	890
Accounts payable and accrued liabilities	(9)	(348)
Net cash used in operating activities	(473)	(8,860)

Investing activities
Additions to property, plant and equipment	(1,245)	(476)
Proceeds from sale of fixed assets	20	7
Net cash used in investing activities	(1,225)	(469)

Financing activities
Increase / (decrease) in bank overdrafts	162	(922)
Increase / (decrease) of short term borrowings	1,365	4,919
Borrowings under debt agreement	31,919	30,413
Repayment of debt	(30,465)	(24,564)
Payment of debt issuance costs	(157)	(226)
Proceeds from the exercise of options for common stock	120	—
Net cash provided by financing activities	2,944	9,620

Increase in cash and cash equivalents	1,246	291
Effect of foreign exchange on cash and cash equivalents	(542)	(102)

Cash and cash equivalents
Beginning of period	246	648
End of period	$950	$837

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2017 (unaudited)

1. BASIS OF PRESENTATION

Overview

Pioneer Power Solutions, Inc. and its wholly-owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from thirteen additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2017: Transmission and Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of September 30, 2017. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

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

As the Company continues to implement the remediation plans discussed under the heading “Part I – Item 4. Controls and Procedures” of this Quarterly Report on Form 10-Q, the Company has determined that there were inconsistencies in classification of expenses between its business units in the reporting periods prior to December 31, 2016. As a result, the company reclassified certain expenses from operating expenses to cost of goods sold for the year ended December 31, 2016, as previously disclosed in the Annual Report on Form 10-K filed with the SEC on March 29, 2017, and for the three and nine months ended September 30, 2016, resulting in a decrease to gross profit of $18, or negative 0.06% as a percentage of sales for the three months ended September 30, 2016 and, resulting in a decrease to gross profit of $262, or negative 0.30% as a percentage of sales for the nine months ended September 30, 2016, respectively.

These unaudited consolidated financial statements should be read in conjunction with the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in the Company’s accounting policies during the third quarter of 2017.

Recent Accounting Pronouncements

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

In July 2015, the FASB made a decision to defer the effective date of the new standard for one year and permit early adoption as of the original effective date.  The Company is currently reviewing its various revenue streams from its two reportable segments: (i) T&D Solutions and (ii) Critical Power. Concurrently, through the use of various data gathering methods, we are categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue and quantifying the impact, if any, that this new standard will have on our consolidated financial statements. The Company plans to elect to apply the modified retrospective approach upon adoption. Additionally, the new guidance requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition. The Company is determining the impact of adopting Topic 606 on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operation and cash flows. The Company is in the process of reviewing revenue sources and evaluating the customer population to determine the appropriate distribution of customer accounts into populations with similar contract terms and performance obligations. We expect to complete this process before the filing of our Form 10-K for the year ended December 31, 2017.

Simplifying the Measurement of Inventory. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard amends Topic 330, Inventory, which currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. When this standard is adopted, an entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU No. 2015-11 in 2017 and has reflected the impact in the current year’s consolidated financial statements.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. The Company is evaluating the potential impact of adopting ASU 2016-02 on its consolidated financial statements. It is expected that upon adoption we will show a significant increase in assets and corresponding liabilities.

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

Statement of Cash Flows. In August 2016, the FASB issued ASC Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of Update No. 2016-15 is to reduce the diversity in practice in presentation and classification of the following items within the statement of cash flows: debt prepayments or debt extinguishment costs, settlement of zero coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments and beneficial interests in securitization transactions. It also addresses classification of transactions that have characteristics of more than one class of cash flows. Update No. 2016-15 is effective for annual periods beginning after December 15, 2017, and a retrospective transition method is required. We do not expect the adoption to have a material impact on our consolidated statements of cash flows for 2016 or 2017.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard was established to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The company will early adopt this standard during the fourth quarter of 2017 in conjunction with our goodwill impairment assessment.

3. OTHER EXPENSE

Other expense in the consolidated statements of income for the three and nine months ended September 30, 2017 and 2016, respectively, are as follows:

	Three Months Ended		Nine Months Ending
	September 30,		September 30,
	2017	2016	2017	2016
Payroll tax interest and penalties accrued	$40	$68	$28	$23
Other non-operating expenses	205	196	619	531
Other expense	$245	$264	$647	$554

The Company continues to record interest on past due and unpaid payroll tax obligations. During the nine months ended September 30, 2017 and 2016, the Company received waivers of certain interest and penalties on these obligations totaling $0.1 million and $0.4 million, respectively.

4.  INVENTORIES

The components of inventories are summarized below:

	September 30,
	2017 (Unaudited)	December 31, 2016
Raw materials	$10,116	$10,175
Work in process	7,453	6,535
Finished goods	11,152	9,826
Provision for excess and obsolete inventory	(397)	(389)
Total inventories	$28,324	$26,147

Included in raw materials and finished goods at September 30, 2017 and December 31, 2016 are goods in transit of approximately $3.1 million.

At September 30, 2017 and December 31, 2016, raw materials not pledged to our secured creditor were used as collateral to secure short term borrowings under a product financing agreement amounting to $5.3 million and $4.0 million, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	September
	2017 (Unaudited)	December 31, 2016
Land	$50	$46
Buildings	2,467	2,293
Machinery and equipment	10,656	9,421
Furniture and fixtures	476	466
Computer hardware and software	1,364	1,289
Leasehold improvements	715	534
Construction in progress	18	18
	15,746	14,067
Less: Accumulated depreciation	(8,721)	(7,476)
Total property, plant and equipment, net	$7,025	$6,591

Depreciation expense was $1.0 million in the nine months ended September 30, 2017 and 2016.

6.  OTHER ASSETS

In December 2011 and January 2012, the Company made two loans, each in the amount of $0.3 million to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers. The principal balance of the loan receivable is outstanding at September 30, 2017 and December 31, 2016. The Company expects to fully recover these amounts. At September 30, 2017, the Company has classified the principal of $0.6 million to other current assets as the Company anticipates the settlement of both notes in the next twelve months based upon negotiations with the debtor.

Included in Other Assets at September 30, 2017 and December 31, 2016 is a customer note receivable of $0.2 million.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying values of goodwill for the nine months ended September 30, 2017.

	T&D Solutions Segment	Critical Power Solutions Segment	Total Goodwill
Gross Goodwill:
Balance as of January 1, 2017	$7,978	$2,970	$10,948
No activity	—	—	—
Balance as of September 30, 2017	$7,978	$2,970	$10,948
Accumulated impairment losses:
Balance as of January 1, 2017	$(976)	$—	$(976)
No activity	—	—	—
Balance as of September 30, 2017	$(976)	$—	$(976)

Net Goodwill as of September 30, 2017	$7,002	$2,970	$9,972

 Changes in the carrying values of intangible assets for the nine months ended September 30, 2017, were as follows:

	T&D Solutions Segment	Critical Power Solutions Segment	Total Intangible Assets
Balance as of January 1, 2017	5,565	2,603	8,168
Amortization	(312)	(1,078)	(1,390)
Foreign currency translation	5	—	5
Balance as of September 30, 2017	$5,258	$1,525	$6,783

The components of intangible assets as of September 30, 2017 are summarized below:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Customer relationships	7	$7,201	$(4,571)	$—	$2,630
Non-compete agreements	6	705	(459)	—	246
Trademarks	Indefinite	1,816	—	—	1,816
Distributor territory license	4	474	(474)	—	—
Internally developed software	7	289	(114)	—	175
Developed technology	10	492	(135)	—	357
Technology-related industry accreditations	Indefinite	1,575	—	(16)	1,559
Total intangible assets		$12,552	$(5,753)	$(16)	$6,783

The Company accelerated and fully amortized the distributor territory license intangible asset upon the termination of its distribution agreement with a supplier during the quarter ended September 30, 2017.

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

We are currently in the process of renegotiating the terms of our credit facilities with BMO. BMO has agreed to suspend testing of the current ratio covenant as of September 30, 2017, due to such ongoing negotiation. We are in compliance with all financial covenants not suspended and required to be tested at September 30, 2017. We anticipate renegotiating our credit facilities on terms that will allow the Company to meet its covenants prospectively.

As of September 30, 2017, we had approximately $6.8 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $6.2 million outstanding under Facility A, $0.1 million outstanding under Facility B and $0.5 million outstanding under Facility C.

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

We are currently in the process of renegotiating the terms of our credit facilities with BMO. BMO has agreed to suspend testing of the current ratio covenant as of September 30, 2017 due to such ongoing negotiation. We are in compliance with all financial covenants not suspended and required to be tested at September 30, 2017. We anticipate renegotiating our credit facilities on terms that will allow the Company to meet its covenants prospectively.

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

As of September 30, 2017, we had approximately $18.5 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $14.0 million outstanding under USD Facility A, and $4.5 million outstanding under USD Facility B.

Nexus Promissory Note

On July 25, 2012, the Company’s Mexican subsidiary, Nexus Magneticos de Mexico, S. de R.L. de C.V. (“Nexus”), entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. (“GE Capital Mexico”). The term loan was payable in 60 consecutive monthly installments and bore interest, payable monthly, at a rate of 6.93% per annum. The obligations of Nexus under the term loan were secured by certain machinery and equipment located in Mexico and by a corporate guaranty by the Company. As of September 30, 2017 the balance of the note has been fully repaid, while at December 31, 2016 there was approximately $185 outstanding under the Nexus Promissory Note.

Long-term debt consists of the following:

	September 30,
	2017 (Unaudited)	December 31, 2016
Term credit facilities, net (a)	$4,923	$5,194
Nexus promissory note	—	185
Capital lease obligations	3	5
Total debt	4,926	5,384
Less current portion	(4,926)	(1,379)
Total long-term debt	$—	$4,005

 (a) The balances as of September 30, 2017 and December 31, 2016 are net of debt issuance costs of $218 and $245, respectively.

9.  PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Current service cost, net of employee contributions	$10	$10	$35	$33
Interest cost on accrued benefit obligation	27	26	79	76
Expected return on plan assets	(44)	(41)	(128)	(121)
Amortization of transitional obligation	3	3	9	8
Amortization of past service costs	2	3	6	8
Amortization of net actuarial gain	12	10	36	28
Total cost of benefit	$10	$11	$37	$32

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $56 and $86 of contributions to its defined benefit pension plan during the nine months ended September 30, 2017 and 2016, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions. There were no changes during the current period.

10.  STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 and 8,699,712 shares of common stock, $0.001 par value per share, outstanding as of September 30, 2017 and December 31, 2016, respectively.

Warrants

As of September 30, 2017 and December 31, 2016, the Company had warrants outstanding to purchase 50,600 shares of common stock with a weighted average exercise price of $7.00 per share. The warrants expire on September 18, 2018.  No warrants were exercised during the nine months ended September 30, 2017.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of September 30, 2017, and changes during the nine months ended September 30, 2017, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2017	247,400	$8.75		$
Granted	262,000	7.30
Exercised	(26,333)	4.55
Forfeited	(47,267)	6.74
Outstanding as of September 30, 2017	435,800	$8.35	7.7		$238,140
Exercisable as of September 30, 2017	173,800	9.94	5.0		138,580

As of September 30, 2017 there were 237,867 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three and nine months ended September 30, 2017 was approximately $148 and $319, respectively, as compared to the expense of $28 and $34, during the three and nine months ended September 30, 2016, respectively. At September 30, 2017, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of income of approximately $339.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in a nominal unrealized loss for the three months ended September 30, 2017 and $147 for the three months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, the Company had foreign currency translation adjustments resulting in unrealized income of $68 and $445, respectively.

11.  BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE

Basic and diluted income per common share is calculated based on the weighted average number of shares outstanding during the period. The Company’s employee and director stock option awards, as well as incremental shares issuable upon exercise of warrants, are not considered in the calculations if the effect would be anti-dilutive. In periods where the company reported a net loss, diluted net loss per common share is the same as basic net loss per common share for those periods. The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(764)	$322	$678	$1,085

Denominator:
Weighted average basic shares outstanding	8,725	8,700	8,713	8,700
Effect of dilutive securities - equity based compensation plans	—	8	14	8
Net dilutive effect of warrants outstanding	—	—	—	—
Denominator for diluted net (loss) income per common share	8,725	8,708	8,727	8,708

Net (loss) income per common share:
Basic	$(0.09)	$0.04	$0.08	$0.12
Diluted	$(0.09)	$0.04	$0.08	$0.12

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	397	173	383	173
Warrants	51	51	51	51

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

The following tables present information about segment income and loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
T&D Solutions
Transformers	$21,548	$21,110	$66,198	$61,605
Switchgear	4,299	4,268	10,118	10,876
	25,847	25,378	76,316	72,481
Critical Power
Equipment	1,261	1,741	4,490	7,598
Service	2,686	2,270	7,147	5,810
	3,947	4,011	11,637	13,408
Consolidated	$29,794	$29,389	$87,953	$85,889

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Depreciation and Amortization
T&D Solutions	$366	$450	$1,082	$1,203
Critical Power	507	355	1,210	1,063
Unallocated Corporate Overhead Expenses	17	17	52	51
Consolidated	$890	$822	$2,344	$2,317

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating Income (Loss)
T&D Solutions	$1,442	$2,002	$6,207	$6,083
Critical Power	72	(10)	(277)	(100)
Unallocated Corporate Overhead Expenses	(915)	(780)	(2,547)	(2,293)
Consolidated	$599	$1,212	$3,383	$3,690

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2017	2016	2017	2016
United States	$20,804	$20,594	$59,790	$59,067
Canada	8,990	8,795	28,163	26,758
Others	—	—	—	64
Total	$29,794	$29,389	$87,953	$85,889

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

	2017			2016
		Statements of Operations and			Statements of Operations and
	Balance Sheet	Comprehensive Income		Balance Sheet	Comprehensive Income
	End of	Period	Cumulative	End of	Period	Cumulative
Quarter Ended	Period	Average	Average	Period	Average	Average
March 31	$0.7519	$0.7559	$0.7559	$0.7700	$0.7274	$0.7274
June 30	$0.7706	$0.7436	$0.7497	$0.7742	$0.7760	$0.7509
September 30	$0.8013	$0.7983	$0.7652	$0.7624	$0.7662	$0.7560

Reclassifications

As the Company continues to implement the remediation plans discussed under the heading “Part I – Item 4. Controls and Procedures” of this Quarterly Report on Form 10-Q, the Company has determined that there were inconsistencies in classification of expenses between its business units in the reporting periods prior to December 31, 2016. As a result, the Company reclassified certain expenses from operating expenses to cost of goods sold for the year ended December 31, 2016, as previously disclosed in the Annual Report on Form 10-K filed with the SEC on March 29, 2017, and for the three and nine months ended September 30, 2016, resulting in a decrease to gross profit of $18, or negative 0.06% as a percentage of sales for the three months ended September 30, 2016 and, resulting in a decrease to gross profit of $262, or negative 0.30% as a percentage of sales for the nine months ended September 30, 2016, respectively.

Critical Accounting Policies

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

Our summary of operating results during the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
T&D Solutions	$25,847	$25,378	$76,316	$72,481
Critical Power	3,947	4,011	11,637	13,408
Consolidated	29,794	29,389	87,953	85,889
Cost of sales
T&D Solutions	21,425	19,682	61,327	55,909
Critical Power	2,923	3,190	9,093	11,339
Consolidated	24,348	22,872	70,420	67,248
Gross profit	5,446	6,517	17,533	18,641
Selling, general and administrative expenses	4,359	4,794	12,724	13,269
Depreciation and amortization expense	682	544	1,731	1,625
Restructuring and integration	—	19	160	199
Foreign exchange gain	(194)	(52)	(465)	(142)
Total operating expenses	4,847	5,305	14,150	14,951
Operating income	599	1,212	3,383	3,690
Interest expense	588	556	1,662	1,151
Other expense	245	264	647	554
(Loss) income before taxes	(234)	392	1,074	1,985
Income tax expense	530	70	396	900
Net (loss) / income	$(764)	$322	$678	$1,085

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
T&D Solutions	$28,059	$29,182	$31,705	$34,588	$36,699
Critical Power	10,626	10,466	5,039	3,970	4,831
Total order backlog	$38,685	$39,648	$36,744	$38,558	$41,530

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Variance	%	2017	2016	Variance	%
T&D Solutions
Transformers	$21,548	$21,110	$438	2.1	$66,198	$61,605	$4,593	7.5
Switchgear	4,299	4,268	31	0.7	10,118	10,876	(758)	(7.0)
	25,847	25,378	469	1.8	76,316	72,481	3,835	5.3
Critical Power
Equipment	1,261	1,741	(480)	(27.6)	4,490	7,598	(3,108)	(40.9)
Service	2,686	2,270	416	18.3	7,147	5,810	1,337	23.0
	3,947	4,011	(64)	(1.6)	11,637	13,408	(1,771)	(13.2)
Total revenue	$29,794	$29,389	$405	1.4	$87,953	$85,889	$2,064	2.4

For the three months ended September 30, 2017, our consolidated revenue increased by $405, or 1.4%, to $29.8 million, up from $29.4 million during the three months ended September 30, 2016. For the nine months ended September 30, 2017, our consolidated revenue increased by $2,064, or 2.4%, to $88.0 million, up from $85.9 million during the nine months ended September 30, 2016.

T&D Solutions. During the three and nine months ended September 30, 2017, revenue from our transformer product lines increased by $438, or 2.1%, and $4,593, or 7.5%, as compared to the three and nine months ended September 30, 2016. The increase was driven by our “dry-type” transformer product lines in the United States, which increased by $1,147, or 10.0%, during the three months ended September 30, 2017 and $3,650, or 10.9%, during the nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016.

Our sales of T&D switchgear increased by 0.7% to $4.3 million, during the three months ended September 30, 2017, as compared to the same period of the prior year due to an increase in sales of automatic transfer switches. For the nine months ended September 30, 2017, our switchgear sales decreased by 7.0% to $10.1 million when compared to the same period last year as a result of lower sales of our low voltage switchgear products.

Critical Power. Titan is the only business unit in the Critical Power segment. For the three months ended September 30, 2017, equipment sales decreased by $480, or 27.6%, as compared to the same period in the prior year, resulting from a reduced focus on this revenue stream. For the nine months ended September 30, 2017, equipment sales were down by $3,108, or 40.9%, compared to the same period in 2016.

For the three and nine months ended September 30, 2017, service revenue increased by $416, or 18.3% and $1,337, or 23.0%, respectively, as compared to the same periods in the prior year due to increase is in our service business with our multi-location customers.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Variance	%	2017	2016	Variance	%
T&D Solutions
Gross profit	$4,422	$5,696	$(1,274)	(22.4)	$14,989	$16,572	$(1,583)	(9.6)
Gross margin %	17.1	22.4	(5.3)		19.6	22.9	(3.3)

Critical Power
Gross profit	1,024	821	203	24.7	2,544	2,069	475	23.0
Gross margin %	25.9	20.5	5.4		21.9	15.4	6.5

Consolidated gross profit	$5,446	$6,517	$(1,071)	(16.4)	$17,533	$18,641	$(1,108)	(5.9)
Consolidated gross margin %	18.3	22.2	(3.9)		19.9	21.7	(1.8)

For the three months ended September 30, 2017, our gross margin was 18.3% of revenues, compared to 22.2% during the three months ended September 30, 2016. For the nine months ended September 30, 2017, our gross margin was 19.9% of revenues, compared to 21.7% for the nine months ended September 30, 2016. The decrease in our consolidated gross margin percentage for the three and nine months ended September 30, 2017 is due to the decreased gross margin in our T&D Solutions segment as explained below.

T&D Solutions. During the three and nine months ended September 30, 2017 the decrease in our T&D Solutions gross margin of 5.3% and 3.3%, respectively, as compared to the same periods in 2016 resulted primarily from lower margins in our dry-type transformer due to the write off of raw material inventory not relocated from Canada. The raw material inventory was not relocated due to the review of allowable sourcing and suppliers of components for finished goods.

 Critical Power.  During the three and nine months ended September 30, 2017, the gross margin increased 5.4% and 6.5% respectively, when compared to the same periods in 2016. This increase is the result of revenue mix with a shift towards service sales, which provide a greater gross margin than equipment sales.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Variance	%	2017	2016	Variance	%
T&D Solutions
Selling, general and administrative expense	$3,016	$3,573	$(557)	(15.6)	$8,618	$9,976	$(1,358)	(13.6)
Depreciation and amortization expense	158	172	(14)	(8.1)	469	511	(42)	(8.2)
Restructuring and integration	—	—	—	—	160	143	17	11.9
Foreign exchange gain	(194)	(52)	(142)	273.1	(465)	(142)	(323)	227.5
Segment operating expense	$2,980	$3,693	$(713)	(19.3)	$8,782	$10,488	$(1,706)	(16.3)

Critical Power
Selling, general and administrative expense	$445	$477	$(32)	(6.7)	$1,611	$1,107	$504	45.5
Depreciation and amortization expense	507	355	152	42.8	1,210	1,063	147	13.8
Restructuring and integration	—	—	—	—	—	(1)	1	(100.0)
Segment operating expense	$952	$832	$120	14.4	$2,821	$2,169	$652	30.1

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$898	$744	$154	20.7	$2,495	$2,186	$309	14.1
Depreciation expense	17	17	—	—	52	51	1	2.0
Restructuring and integration	—	19	(19)	(100.0)	—	57	(57)	(100.0)
Segment operating expense	$915	$780	$135	17.3	$2,547	$2,294	$253	11.0

Consolidated
Selling, general and administrative expense	$4,359	$4,794	$(435)	(9.1)	$12,724	$13,269	$(545)	(4.1)
Depreciation and amortization expense	682	544	138	25.4	1,731	1,625	106	6.5
Restructuring and integration	—	19	(19)	(100.0)	160	199	(39)	(19.6)
Foreign exchange gain	(194)	(52)	(142)	273.1	(465)	(142)	(323)	227.5
Consolidated operating expense	$5,720	$5,305	$(458)	(8.6)	$14,150	$14,951	$(801)	(5.4)

Selling, General and Administrative Expense. For the three months ended September 30, 2017, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by $435, or 9.1%, to $4.4 million, as compared to $4.8 million during the three months ended September 30, 2016 primarily due to lower salary and benefits expenses. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 14.5% in the 2017 period, as compared to 16.3% in 2016.

During the nine months ended September 30, 2017, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by $545 or 4.1%, to $12.7 million, as compared to $13.3 million during the nine months ended September 30, 2016 primarily due to lower salary and benefits expenses. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 14.5% in the 2017 period, as compared to 15.5% in 2016.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of amortization of definite-lived intangible assets and depreciation of fixed assets, and excludes amounts included in cost of sales. For the three months ended September 30, 2017, depreciation and amortization expense increased by $138 or 25.4% when compared to the same period in 2016. For the nine months ended September 30, 2017, depreciation and amortization expense increased by $106 or 6.5% when compared to the same period in 2016. These increases are the result of the write-off of the distributor territory license upon termination of a distribution agreement in the Critical Power segment for the three months ended September 31, 2017.

Restructuring and Integration Expenses. For the three and nine months ended September 30, 2017, restructuring and integration expense decreased by approximately $19 and $39, respectively, compared to the same periods in 2016, primarily due to completion of the relocation of our dry-type transformers from Canada in second quarter of 2017.

Foreign Exchange Gain. During the three months ended September 30, 2017 and 2016, approximately 29% and 27% of our consolidated operating revenues were denominated in Canadian dollars. During the nine months ended September 30, 2017 and 2016, approximately 31% and 29%, respectively of our consolidated operating revenues were denominated in Canadian dollars. Most of our expenses were denominated and disbursed in U.S. dollars during the three and nine months ended September 30, 2017 and 2016. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended September 30, 2017 and 2016, we recorded a gain of $194 and $52 respectively, due to currency fluctuations. For the nine months ended September 30, 2017 and 2016, we recorded a gain of $465 and $142, respectively, due to currency fluctuations.

Operating Income (Loss)

The following table represents our operating income or loss by reportable segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Variance	%	2017	2016	Variance	%
T&D Solutions	$1,442	$2,002	$(560)	(28.0)	$6,207	$6,083	$124	2.0
Critical Power	72	(10)	82	(820.0)	(277)	(100)	(177)	177.0
Unallocated Corporate Overhead Expenses	(915)	(780)	(135)	17.3	(2,547)	(2,293)	(254)	11.1
Total operating income	$599	$1,212	$(613)	(50.6)	$3,383	$3,690	$(307)	(8.3)

T&D Solutions. During the three and nine months ended September 30, 2017, T&D segment operating income was $1,442 and $6,208 respectively, as compared to $2,003 and $6,083 during the same periods of 2016. The decrease in operating income for the three months ended September 30, 2016 as compared to the same period in the prior year is primarily due to the write off-of raw material inventory that was not relocated to Mexico during relocation of our dry-type reporting unit. The increase in operating income for the nine months ended September 30, 2017 as compared to the same period in 2016 is primarily due to higher revenues and lower selling, general and administrative expenses.

Critical Power. During the three and nine months ended September 30, 2017, our Critical Power segment generated an operating income of $72 and an operating loss of $277, respectively, as compared to an operating loss of $11 and $100 during the same periods of 2016.

Unallocated Corporate Overhead Expenses. Our corporate expenses consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three and nine months period ended September 30, 2017, our Unallocated Corporate Overhead Expenses increased $135 or 17.3% and $254 or 11.1%, respectively, as compared to the same periods in 2016, primarily due to an increase in stock based compensation expense.

Non-Operating Expense

Interest Expense. For the three and nine months ended September 30, 2017, interest expense was approximately $588 and $1,662, respectively, as compared to $556 and $1,151 during the three and nine months ended September 30, 2016, respectively. The increase in our interest expense was due to higher average borrowings outstanding under our credit facilities and the increased utilization of short term borrowings during the 2017 period as compared to 2016.

Other Expense. For the three and nine months ended September 30, 2017, other non-operating expense was $245 and $647, respectively, as compared to $264 and $554, during the same periods of 2016. The Company continues to record interest on past due and unpaid payroll tax obligations. Included in the nine months ended September 30, 2017 and 2016 are waivers of certain interest and penalties on payroll tax obligations totaling $70 and $362, respectively.

Income Tax Expense (Benefit).  Our effective income tax rate was 226.5% for the three months ended September 30, 2017, compared to 17.9% during the same period in 2016. For the nine months ended September 30, 2017, our effective income tax rate was 36.9%, as compared to 45.3% during the same period in 2016, as set forth below (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
(Loss) income before income taxes	$(234)	$392	$(626)	$1,074	$1,985	$(911)
Income tax expense	530	70	460	396	900	(504)
Effective income tax rate %	226.5	17.9	208.6	36.9	45.3	(8.5)

Our effective income tax rate increased by 208.6% for three months ended September 30, 2017, as compared to the same period in 2016 primarily due to additional expense for assessment by tax authorities in Canada, dividend income recorded offset by foreign tax credit, and provision to tax return true-ups. For the nine months ended September 30, 2017, our effective income tax rate decreased 8.5% as compared to the same period in 2016 primarily due to realized foreign exchange loss in Canada during the nine months ended September 30, 2017.

Net (Loss) Income

We generated net loss of $764 and net income of $678 during the three and nine months ended September 30, 2017 respectively, as compared to a net income of $322 and $1,085 for the three and nine months ended September 30, 2016, respectively. Our net loss per basic and diluted share for the three months ended September 30, 2017 was $0.09 and our net income per basic and diluted share for the nine months ended September 30, 2017 was $0.08, as compared to net income per basic and diluted share of $0.04 and $0.12 for the three and nine months ended September 30, 2016, respectively. The decrease in our net income for the three months ended September 30, 2017 was driven by an increase in our restructuring and income tax expenses when compared to the same period in 2016 was driven primarily by lower gross profit due to the write off of inventory that had not relocated from Canada and higher income tax expense. The decrease in our net income for the nine months ended September 30, 2017 as compared to the same period in 2016 was driven primarily by lower gross profit due to the write off of inventory that had not relocated from Canada, partially offset by lower income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

General. At September 30, 2017, we had total debt of $31,848 and $950 of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, the borrowing capacity available under our credit facilities and funds generated from operations should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Used in Operating Activities. Cash used by our operating activities was $473 and $8,860 during the nine months ended September 30, 2017 and 2016, respectively, primarily due to the decrease in working capital as we reported the term credit facilities within our current liabilities in the nin months ended September 30, 2017.

Cash Used in Investing Activities. Cash used in investing activities during the nine months ended September 30, 2017 was $1,225 as compared to $469 during the nine months ended September 30, 2016. Additions to our property, plant and equipment were $1,245 as compared to $476 in the prior year comparable period.

Cash Provided by Financing Activities. Cash provided by our financing activities was $2,944 and $9,620 during the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, our net cash provided by financing activities included $31,919 of increased borrowings under our credit facilities, an increase in short term borrowings of $1,365 as a result of a product financing arrangement and a $162 increase in bank overdrafts, offset by debt payments of $30,465 under our credit facilities.

Working Capital. As of September 30, 2017, we had working capital of $168, including $950 of cash and cash equivalents, compared to working capital of $2,448, including $246 of cash and cash equivalents at December 31, 2016. The decrease in working capital as of September 30, 2017, as compared to September 30, 2016, is primarily due to our reporting of the term credit facilities within our current liabilities. We are currently in the process of renegotiating the terms of our credit facilities with BMO. Our current assets were approximately 1.0 and 1.1 times our current liabilities at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, we had $1,214 and $1,535, respectively, of available and unused borrowing capacity from our revolving credit facilities. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

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

We are currently in the process of renegotiating the terms of our credit facilities with BMO. BMO has agreed to suspend testing of the current ratio covenant as of September 30, 2017 due to such ongoing negotiation. We are in compliance with all financial covenants not suspended and required to be tested at September 30, 2017. We anticipate renegotiating our credit facilities on terms that will allow the Company to meet its covenants prospectively.

As of September 30, 2017, we had approximately $6.8 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $6.2 million outstanding under Facility A, $0.1 million outstanding under Facility B and $0.5 million outstanding under Facility C.

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

We are currently in the process of renegotiating the terms of our credit facilities with BMO. BMO has agreed to suspend testing of the current ratio covenant as of September 30, 2017 due to such ongoing negotiation. We are in compliance with all financial covenants not suspended and required to be tested at September 30, 2017. We anticipate renegotiating our credit facilities on terms that will allow the Company to meet its covenants prospectively.

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

As of September 30, 2017, we had approximately $18.5 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $14.0 million outstanding under USD Facility A, and $4.5 million outstanding under USD Facility B.

Nexus Promissory Note

On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. was payable in 60 consecutive monthly installments and bore interest, payable monthly, at a rate of 6.93% per annum. In December 2013, we elected to make a $250 advance payment against the Nexus Promissory Note. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. As of September 30, 2017 the balance of the note has been fully repaid, while at December 31, 2016 there was approximately $185 outstanding under the Nexus Promissory Note.

Capital Expenditures

Our additions to property, plant and equipment were $1,245 during the nine months ended September 30, 2017, as compared to $476 during the nine months ended September 30, 2016. We have no major future capital projects planned, or significant replacement spending anticipated during 2017. We anticipate approximately $1,000 of additions to property, plant and equipment in the next twelve months. We expect to finance our capital expenditures with available cash and cash provided under our credit facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017, continued to exist and were still considered material weaknesses in our internal control over financial reporting at September 30, 2017.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of September 30, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

Remediation Plan

As of September 30, 2017, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there has been no change in our internal control over financial reporting during the third quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the fiscal quarter ended September 30, 2017 there were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

PIONEER POWER SOLUTIONS, INC.

Date: November 13, 2017	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: November 13, 2017	/s/ Thomas Klink
Name: Thomas Klink
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.