Form 10-K
period 2017-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2018-04-02
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333 – 155375

PIONEER POWER SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27 - 1347616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Kelby Street, 12th Floor
Fort Lee, New Jersey 07024
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 867 - 0700

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

Large accelerated filer  ☐  Accelerated filer ☐ Non-accelerated filer  ☐  Smaller reporting company   ☑  Emerging growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was approximately $26.4 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of April 2, 2018, 8,726,045 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

PIONEER POWER SOLUTIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.

•	The effects of fluctuations in sales on our business, revenues, expenses, net income, income (loss) per share, margins and profitability.

•	Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

•	We depend on Siemens Industry, Inc. (“Siemens”) and Hydro Quebec for a large portion of our business, and any change in the level of orders from Siemens or Hydro Quebec could have a significant impact on our results of operations.

•	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

•	Our ability to expand our business through strategic acquisitions.

•	Our ability to integrate acquisitions and related businesses.

•	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

•	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

•	Restrictive loan covenants and/or our ability to repay or refinance debt under our credit facilities could limit our future financing options and liquidity position and may limit our ability to grow our business.

•	Our ability to realize revenue reported in our backlog.

•	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

•	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

•	A significant portion of our revenue and expenditures are derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and net loss.

•	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, duties and tariffs on the importation of products we sell into the United States, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

•	Our chairman controls a majority of our voting power, and may have, or may develop in the future, interests that may diverge from yours.

•	Material weaknesses in internal controls.

•	Future sales of large blocks of our common stock may adversely impact our stock price.

•	The liquidity and trading volume of our common stock.

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

PART I

ITEM 1. BUSINESS

Overview

Pioneer Power Solutions, Inc. and its subsidiaries (“Pioneer,” “we,” “us,” “our,” or “the Company”) manufactures, sells and services a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. Our principal products and services include custom-engineered electrical transformers and engine-generator sets and controls, complemented by a national field-service network to maintain and repair power generation assets. We are headquartered in Fort Lee, New Jersey and operate from thirteen (13) additional locations in the U.S., Canada and Mexico for manufacturing, service, centralized distribution, engineering, sales and administration.

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

Description of Business Segments

In 2017, we had two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

•	Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. Electrical transformers are the primary product of this reporting segment. These solutions are marketed principally through our Pioneer Transformers Ltd. (“PTL”), Jefferson Electric, Inc. (“Jefferson”), and Bemag Transformers, Inc. (“Bemag”).

•	Our Critical Power business provides customers with sophisticated power generation equipment and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan Energy Systems Inc. (“Titan”) brand name.

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

Overview of Electrical Transformers

Our liquid-filled and dry-type power, distribution and specialty electrical transformers are magnetic products used in the control and conditioning of electrical current for critical processes. An electric transformer is used to increase or decrease the voltage of electricity traveling through a power line. This change in voltage is accomplished by transferring electric energy from one internal coil or winding to another coil or winding through electromagnetic induction. Electric power generating plants use transformers to “step-up,” or increase, voltage that is transferred through power lines in order to transmit the electricity more efficiently over long distances. When high voltage electricity nears its final destination, a “step-down” transformer reduces its voltage. A distribution transformer makes a final step-down in voltage to a level usable in businesses and homes.

Transformers are integral to every electrical transmission and distribution system. Electric utilities use transformers for the construction and maintenance of their power networks. Industrial firms use transformers to supply factories with electricity and to distribute power to production machinery. The renewable energy industry uses transformers to connect new sources of electricity generation to the power grid. The construction industry uses transformers for the supply of electricity to new homes and buildings and original equipment manufacturers use custom transformers as a component part of their systems.

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

We manufacture dry-type transformers and custom magnetics at our facility in Reynosa, Mexico. The largest and longest-standing component of our dry-type transformer revenue consists of low voltage, standard distribution units sold from our catalogue of over 1,000 designs. These units are typically used indoors to handle general loads for powering commercial and industrial machinery and equipment requiring 50 VA (volt amperes) through 1 MVA of power transformation capacity in voltages at or below 600 V (volts). In recent years, we have focused primarily on custom-engineered solutions – including equipment for OEM applications, and transformers in the medium voltage and power-dry product classes where our range extends to 10 MVA and to 35 kV in voltage. Medium voltage and power-dry transformers are conventionally used for indoor applications and in metropolitan areas, and are increasingly being used outdoors and indoors for commercial, industrial, manufacturing and production process applications. They are engineered to meet the most onerous duty requirements and are well-suited to operate in harsh environmental conditions, a situation which occurs frequently when the transformer needs to be installed close to the area where the power will ultimately be used, such as in down-hole mining or on drilling rigs.

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

During the fourth quarter of 2017, as part of our review of strategic alternatives, we made the decision to sell our switchgear business operated by Pioneer Custom Electric Products, Inc. (“PCEP”), which was part of T&D Solutions segment, and have entered into a non-binding letter of intent for the sale.

Product Category	Solutions
Power Generation Equipment

▪  Engine-generator sets:  power generation equipment with up to 2 MW of power output per genset, sourced from several manufacturers.  Available individually or in multi-unit paralleled configurations. Fuel options include natural gas, diesel and bi-fuel.

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

We sell power generation equipment made by several manufacturers. In order to more competitively serve our customers, we regularly provide Pioneer-manufactured power distribution equipment to each project, including transformers. We also offer niche solutions such as GenMax® – our proprietary harmonic suppression technology that resolves power reliability and genset capacity issues frequently encountered when new gensets are introduced to a system of existing gensets, where the make, model, pitch and power output of the gensets within the system are different.

To fully meet the onsite power reliability needs of our customers, we realize a small portion of our revenue from the sale of uninterruptible power supply (UPS) systems. UPS systems are used by data-intensive businesses to provide battery backup power to servers until the emergency backup genset(s) come online. Once the gensets are producing proper voltage and frequency, the UPS switches the load onto the gensets. For UPS system sales, we are an authorized service provider for GE and also an authorized dealer for Toshiba.

Service

Power generation systems represent considerable investments that require proper maintenance and service in order to operate reliably during a time of emergency. Our power maintenance programs provide preventative maintenance, repair and support service for our customers’ power generation systems. To support our customers in managing their critical infrastructure, we maintain inventories of repair parts, a fleet of service vehicles and a staff of certified field service technicians in the Midwest and Florida. To complete our geographic coverage, we maintain a network of field service partners located in other regions, enabling us to provide quick-response, 24/7 service capability that can effectively service any make and model of back-up power equipment in any city of the United States. Our field service organization services more than 7,500 generators owned by more than 1,200 customers located throughout the United States, including for multi-site, multi-state customers.

We recognize discrete revenue streams from service contracts, installation and maintenance services, and we offer service contracts to all owners of power generation and related equipment, whether or not the equipment was originally sold by us. Our service agreements have terms ranging from one to five years in duration, providing us with a recurring revenue stream, and generally yield higher margins as compared to genset equipment sales. These service contracts may also include remote monitoring services that allow owners to be informed of the condition and operations of their equipment at any time and from any place.

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

Our monitoring and control system performs 24/7, capturing and monitoring data from up to 100 critical points and functions on the genset, PSG, ATS and UPS, from metering electrical output to emissions. This data is displayed in continuously updated, fully customizable, easy-to-read web-based reporting that provide a complete picture of our customers’ power generation system condition. By tracking and trending real-time performance indicators in combination with the ability to remotely test, start and stop onsite power systems, our network operations center is able to avert potential failures before they occur and immediately respond to emergency situations before a customer calls. Our monitoring and control system is instrumental to ensure that our servicing programs are being administered appropriately in order to optimize system reliability on behalf of our customers. In addition, because our system is completely scalable, we are able to monitor one to thousands of generators nationwide, a solution which is ideally-suited to service our multi-location national account customers.

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

We intend to build our revenue and net income at rates exceeding industry norms through internal growth initiatives and complementary acquisitions. Accomplishing these financial goals will be dependent on a number of factors including our ability to execute the following strategies and actions:

•	Evolving from a product-oriented to a customer and market-centric, solutions-oriented organization;

•	Establishing a scalable organizational infrastructure to support our expected growth;

•	Driving incremental sales in new channels and markets through our corporate selling group;

•	Investing in our capabilities to provide progressively more advanced equipment and service solutions;

•	Continuously applying our manufacturing and service resources to their highest and best uses;

•	Capitalizing on inter-segment manufacturing efficiencies and shared utilization of our facilities;

•	Expanding our margins through outsourcing production for our products;

•	Combining and streamlining our business unit supply chains and administrative functions;

•	Improving business processes to deliver consistency, quality and value to our customers.

T&D Solutions Segment

We intend to accomplish our growth objectives within our T&D Solutions business by emphasizing our capabilities in the following areas:

•	OEM Equipment Solutions – Continue to invest in engineering resources and product development to increase our pipeline of recurring order customers that integrate our magnetic subassemblies and/or components into the products they sell. Our key focus areas for this solution category include providers of motor control/drive systems, factory automation equipment, power distribution units and UPS systems for data centers, HVAC systems, and power quality and conditioning equipment.

•	Medium Voltage Dry-type Transformers – We acquired this competence in 2011. Growth in this product class will be predicated on expanding our market penetration, particularly in the U.S. where in 2013 we began adding dedicated medium voltage and liquid-filled transformer sales personnel and new independent sales representatives.

•	Liquid-filled Transformers – Sales of more network, subsurface, small and medium power transformers to new and existing utility and industrial customers, particularly in the U.S. In 2012 we completed a facility expansion in order to increase our production capacity for these higher voltage and more complex solutions.

Critical Power Segment

Within our Critical Power business, we intend to accomplish our growth objectives by implementing the following business initiatives:

•	National Service Accounts – We intend to increase the number of national account customers we have by leveraging our scalable, nationwide network of partners which allows us to service standby power systems anywhere in the United States. We are actively marketing our preventive maintenance and technology-enabled monitoring and control services to new national accounts including: major national retailers, telecommunications companies, data centers, banks, hospitals and health care facilities, educational institutions and property management companies.

•	Power generation equipment – Increase our sales of power generation and associated equipment in our existing and new market territories by recruiting qualified, professional sales people, and by broadening the range of ancillary equipment options they have available for sale. We believe that these sales will also create opportunities for us to secure long-term service contracts and deploy our monitoring technologies, programs that generate recurring revenue at attractive profit margins.

Acquisitions

We believe a disciplined acquisition program is a key component to accelerating our growth and we intend to acquire businesses that broaden the range of customer solutions we provide, increase our market share or expand our geographic reach. In addition to transformer manufacturers, we also intend to acquire manufacturing and service businesses focused on other technically-advanced, customized, ancillary or complementary products that address market segments where we seek further penetration, such as in data centers, backup power equipment and service, traction power, renewable energy and natural resources. We operate in a highly fragmented industry that is served by a few global diversified electrical equipment manufacturers and numerous small manufacturing companies that provide niche products and services to various sub-segments of the power transmission and distribution market. We favor candidates that have competencies and business characteristics similar to our own, and those that we expect will benefit from some of the major trends affecting our industry. Our acquisitions since 2010 are examples of the implementation of our acquisition strategy.

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

Customers

For the year ended December 31, 2017 approximately 31% of our sales were to Canadian customers, including many of Canada’s electrical utilities, municipal power systems, large industrial companies, engineering and construction firms and a number of electrical distributors. Another 68% of our sales in 2017 were to U.S. customers, represented in large part by companies involved in commercial construction. Less than 1% of our sales were to export customers primarily serving the Central and Latin American markets. During the year ended December 31, 2017, we sold our electrical equipment and services to over 2,200 individual customers and our twenty largest customers represented approximately 60% of our consolidated revenue.

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

Approximately 18% and 15% of our sales in the years ended December 31, 2017 and 2016, respectively, were made to Siemens and its affiliated companies. Our pricing agreement with Siemens does not obligate Siemens to purchase transformers from us in quantities consistent with the past or at all.

Approximately 11% and 9% of our sales in the years ended December 31, 2017 and 2016, respectively, were made to Hydro-Quebec, a provincial government-owned utility in the Province of Quebec, Canada. The majority of our sales to Hydro-Quebec are made pursuant to a long-term contract for the supply of pad-mount and submersible transformers that was renewed in February 2015. The contract has two-year initial term and a one-year renewal option at Hydro-Quebec’s election that provide for a maximum term of three years. A modification to the agreement extended the term until January 31, 2019. The contracts set forth the terms, conditions and rights of the parties with respect to the supply of the subject products including ordering and delivery procedures, required technical specifications, minimum performance standards, product pricing and price adjustment mechanisms, terms of payment and rights of termination. The contracts do not require Hydro-Quebec to order any minimum quantity of products from us and do not grant us any form of supply exclusivity. Hydro-Quebec has been a customer of ours and our predecessors in excess of 50 years, over which time we have been party to consecutive long-term contracts. We believe the status of our business relationship with Hydro-Quebec to be good.

While the loss of a significant number of customers would have a material adverse effect on our business, we do not believe that the loss of any specific customer, aside from Siemens and Hydro-Quebec, would have a material adverse effect on our business.

Marketing, Sales and Distribution

A substantial portion of the products we offer are sold directly to customers by our 20 full-time marketing and sales personnel and 4 members of our executive management team operating from our office locations in the U.S. and Canada. Our products are also sold through our network of more than 43 independent sales agencies throughout North America that sell primarily to full-line electrical distributors and to maintenance, repair and overhaul organizations. Our direct sales force markets to end users and to third parties, such as original equipment manufacturers and engineering firms that prescribe the specifications and parameters that control the applications of our products.

Sales Backlog

Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. Our sales backlog as of December 31, 2017 was approximately $35.2 million, as compared to $38.6 million as of December 31, 2016. We anticipate that most of our current backlog will be delivered during 2018. Orders included in our sales backlog are represented by customer purchase orders and contracts that we believe to be firm.

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

We believe that we compete primarily on the basis of technical support and application expertise, engineering, manufacturing and service capabilities, equipment rating, quality, scheduling and price. In all our businesses, our objective is to focus our efforts on more specialized, challenging and complex applications. Accordingly, a critical element to the success of our business is responsiveness and flexibility in providing custom-engineered solutions to satisfy customer needs. We believe that our strongest product niches are in the manufacture and design of small power and distribution electrical transformers for on-site power applications serving data centers, hospitals and other businesses with critical power needs. As a result of our long-time presence in the industry, we possess a number of special designs and libraries of programming code for our equipment that were engineered and developed specifically for our customers. We believe these factors give us a competitive advantage and that they are a major contributor to our frequency of repeat customer orders and the longevity of our customer relationships.

Raw Materials and Suppliers

The principal raw materials purchased by us are core steel, copper wire, aluminum strip, insulating materials including transformer oil and sheet metal. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses, protectors and circuit breakers. These raw materials and components are available from and supplied by numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We attempt to minimize the effect on our profit margins of unanticipated changes in the prices of raw materials by including index clauses in our customer contracts that allow us to increase or reduce our prices if the costs of raw materials unexpectedly rise or decrease. Approximately 37% of our annual sales are made pursuant to contracts that contain such index clauses, which, subject to various formulae and limitations, permit us to adjust the final prices we charge. We do not anticipate any significant difficulty in satisfying our raw material requirements on reasonable terms and have not experienced any such difficulty in the past several years. Our largest suppliers during the year ended December 31, 2017 included, JFE Shofi Steel America, Inc., Essex Group, Metelec Ltée, Rea Magnet Wire Co. Inc., Sumitomo Corporation and our distribution transformer supplier from a low cost production location in Asia.

Employees

As of December 31, 2017, we had 404 employees consisting of 120 salaried staff and 284 hourly workers. Our hourly employees located at our plant in Granby, Quebec, Canada are covered by a collective bargaining agreement with the United Steel Workers of America Local 9414 that expires in May 2020. The hourly employees located at our manufacturing facility in Reynosa, Mexico are also covered by a collective bargaining agreement with a local labor union that has an indefinite term, subject to annual review and negotiation of key provisions.

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

Available Information

Our corporate website is located at www.pioneerpowersolutions.com. On the investor relations section of our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1–800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC at www.sec.gov.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2017 and our other periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

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

We depend on Siemens and Hydro-Quebec for a large portion of our business, and any change in the level of orders from Siemens or Hydro-Quebec, has, in the past, had a significant impact on our results of operations. In particular, Siemens accounted for 18% and 15% of our net sales in the years ended December 31, 2017 and 2016, respectively. Hydro-Quebec accounted for 11% and 9% of our net sales in the years ended December 31, 2017 and 2016, respectively. In addition, our pricing agreement with Siemens does not obligate Siemens to purchase transformers from us in quantities consistent with the past or at all. Our long term supply agreement with Hydro-Quebec expires on January 31, 2019 and has a one year extension option at Hydro-Quebec’s election. We, therefore, cannot assure you that Hydro-Quebec will continue to purchase transformers from us in quantities consistent with the past or at all. If either of these customers were to significantly cancel, delay or reduce the amount of business it does with us for any reason, there would be a material adverse effect on our business, financial condition and operating results.

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

The success of our business depends on achieving our strategic objectives, including dispositions.

We continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives. Alternatively, we may dispose of a business at a price or on terms that are less than we had anticipated, or with the exclusion of assets that must be divested separately. After reaching an agreement with a buyer for the disposition of a business, the transaction remains subject to the satisfaction of pre-closing conditions, which may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in the divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities or other current or contingent financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside our control could affect our future financial results.

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

Approximately one-third of our 2018 revenue and a significant portion of our expenditures are expected to be derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and net income. For example, if the Canadian dollar appreciates relative to the U.S. dollar, the fluctuation will result in a positive impact on the revenues that we report. However, if the Canadian dollar depreciates relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported consolidated sales even though we may have experienced an increase in sales transacted in the Canadian dollar. Conversely, the impact of currency fluctuations may result in an increase in reported consolidated sales despite declining sales transacted in the Canadian dollar. The exchange rate from the U.S. dollar to the Canadian dollar has fluctuated substantially in the past and may continue to do so in the future. Though we may choose to hedge our exposure to foreign currency exchange rate changes in the future, there is no guarantee such hedging, if undertaken, will be successful.

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

Our raw material costs represented approximately 67% and 60% of our revenues for the years ended December 31, 2017 and 2016, respectively. The principal raw materials purchased by us are electrical core steel, copper wire, aluminum strip and insulating materials including transformer oil. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors. These raw materials and components are available from, and supplied by, numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our raw materials in the future.

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

The majority of the liquidity derived from our credit facilities is based on availability determined by a borrowing base. Specifically, the availability of credit is dependent upon eligible receivables and inventory. We may not be able to maintain adequate levels of eligible assets to support our required liquidity.

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

In addition to cash flow provided by operations, we finance our working capital and general corporate needs through our Canadian Facilities and U.S. Facilities with BMO. On April 29, 2016 we and BMO restated and amended these credit agreements to revise covenants and funding amounts to finance our cash requirements for anticipated operating activities, restructuring and integration plans, capital improvements and scheduled principal repayments of long-term debt. On March 15, 2017, the expiration date of this credit facility was extended until July 31, 2018. On March 28, 2018 we executed amendments to the credit agreements which provided for an extension of our Canadian and United States credit facilities from the Bank of Montreal to April 1, 2020. With the execution of the amendments to the credit agreements, portions of the credit facilities have been classified as long term indebtedness. These extensions contain revised covenants and funding amounts that finance our cash requirements for anticipated operating activities, capital improvements and scheduled principal repayments of long-term debt.

We may not be able to fully realize the revenue value reported in our backlog.

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2017, our order backlog was $35.2 million. Orders included in our backlog are represented by customer purchase orders and service contracts that we believe to be firm. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been billed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

We are subject to pricing pressure from our larger customers.

We face significant pricing pressures in all of our business segments from our larger customers, including Siemens and Hydro-Quebec. Because of their purchasing size, our larger customers can influence market participants to compete on price terms. Such customers also use their buying power to negotiate lower prices. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on our financial results.

Deterioration in the credit quality of several major customers could have a material adverse effect on our operating results and financial condition.

A significant asset included in our working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or are otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. A significant deterioration in the economy could have an adverse effect on these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Deterioration in the credit quality of Siemens, Hydro Quebec or of any other major customers could have a material adverse effect on our operating results and financial condition.

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

Our business may face cybersecurity risk generally associated with our information technology systems which could materially affect our business, and our results of operations could be materially affected if our information technology systems (or third-party systems we rely on) are interrupted, damaged by unforeseen events, or fail for any extended period of time.

We rely on information systems (IS) in our business to obtain, rapidly process, analyze, manage and store data to among other things:

•	maintain and manage our systems to facilitate the purchase and distribution of inventory items from various distribution centers;
•	provide remote monitoring and automated control to our customers;
•	receive, process and ship orders on a timely basis;
•	manage the accurate billing and collections from our customers.

IS risks have generally increased in recent years, and a cyberattack that bypasses our IS security systems causing an IS security breach may lead to a material disruption of our business operations and/or the loss of business information resulting in a material effect on our business.

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

Our IS utilize certain third party service organizations that manage a portion of our information systems, and our business may be materially affected if these third party service organizations are subject to an IS security breach. Risks associated with these and other IS security breaches may include, among other things:

•	future results could be materially affected due to theft, destruction, loss, misappropriation or release of confidential data or intellectual property;
•	operational or business delays resulting from the disruption of information systems and subsequent clean-up and mitigation activities;
•	we may incur claims, fines and penalties, and costs for remediation, or substantial defense and settlement expenses; and
•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers.

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

We own real property, including the land and buildings at two of our facilities. The ownership of real property subjects us to risks, including: the possibility of environmental contamination and the costs associated with fixing any environmental problems and the risk of damages resulting from such contamination; adverse changes in the value of the property due to interest rate changes, changes in the neighborhood in which the property is located or other factors; ongoing maintenance expenses and costs of improvements; the possible need for structural improvements in order to comply with zoning, seismic, disability act or other requirements; and possible disputes with neighboring owners or others.

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

We are subject to international, federal, provincial, state and local laws and regulations governing environmental matters, including emissions to air, discharge to waters and the generation and handling of waste. We are also subject to laws relating to occupational health and safety. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses. We can give no assurance that any lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. Types of potential litigation cases include product liability, contract, employment-related, labor relations, personal injury or property damage, intellectual property, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

We face risks associated with ligation and claims, which could impact our financial results and condition.

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

We rely on credit facilities with our lenders, amongst other avenues, to satisfy our liquidity needs. Disruptions in the domestic or international credit markets or deterioration of the banking industry’s financial condition may discourage or prevent our lenders and other lenders from meeting their existing lending commitments, extending the terms of such commitments or agreeing to new commitments, such as for acquisitions or to refinance existing credit facilities. Market disruptions may also limit our ability to issue debt securities in the capital markets. We can provide no assurances that our lenders or any other lenders we may have will meet their existing commitments or that we will be able to access the credit markets in the future on terms acceptable to us or at all.

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

Capital market disruptions could result in increased costs related to variable rate debt. As a result, continuation of market disruptions could increase our interest expense and adversely impact our results of operations. Disruption in the capital markets and its actual or perceived effects on particular businesses and the greater economy also adversely affects the value of the investments held within our pension plan. Significant declines in the value of the investments held within our pension plan may require us to increase contributions to this plan in order to meet future funding requirements if the actual asset returns do not recover these declines in value in the foreseeable future. These trends may also adversely impact our results of operations, net cash flows and financial positions, including our stockholders’ equity.

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

Provident Pioneer Partners, L.P., which is controlled by Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, beneficially owns approximately 52.4% of our outstanding common stock as of April 2, 2018. As a result of this stock ownership, Provident Pioneer Partners, L.P. and Mr. Mazurek can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Provident Pioneer Partners, L.P. and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders.

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

If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the final version of the tax reform bill commonly known as the “Tax Cuts and Jobs Act,” or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code, with many of its provisions effective for tax years beginning on January 1, 2018. The TCJA, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for net operating loss carryforwards to 80% of current year taxable income, an indefinite net operating loss carryforward, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our stock is also uncertain and could be adverse.

The Tax Cuts and Jobs Act could negatively affect us or holders of our stock.

The TCJA makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including corporations. There remains uncertainty as to the impact of the TCJA on us or on an investment in our stock. You should consult with your tax advisor regarding the effect of the TCJA and other potential changes to the U.S. federal tax laws prior to purchasing our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Location	Description	Approximate Square Footage	Owned or Lease Expiration Date
Granby, Quebec	Manufacturing and administration	50,000	Owned
Farnham, Quebec (a)	Distribution warehouse	69,000	Owned
Reynosa, Mexico	Manufacturing	52,000	December 2026
Reynosa, Mexico	Manufacturing	35,000	December 2026
Santa Fe Springs, California (b)	Manufacturing, sales, engineering and administration	40,000	September 2021
Brooklyn Park, Minnesota	Manufacturing, sales, engineering and administration	16,000	December 2020
Pharr, Texas	Distribution warehouse	24,000	August 2020
Omaha, Nebraska	Sales and service	6,800	December 2020
Duluth, Minnesota	Sale, service and warehouse	4,600	July 2020
Miami, Florida	Sales and service	3,600	December 2021
Franklin, Wisconsin	Sales, marketing, engineering and adminstration	5,000	December 2018
Mississauga, Ontario	Sales and engineering	1,400	July 2021
Pierre, South Dakota	Sales and service	1,600	March 2018
Fort Lee, New Jersey	Corporate management and sales office	2,700	November 2022

(a)	Property currently marketed for sale
(b)	Facility for our switchgear business that is currently being discontinued

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

As of the date hereof, we are not aware of or a party to any legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities other than the forgoing suit filed by Myers Power Products, Inc. that we believe could have a material adverse effect on our business, financial condition or operating results. See Note 11 – Commitments and Contingencies included in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Fiscal Year	Period	High	Low
2017	First Quarter Ended March 31	$9.40	$5.60
	Second Quarter Ended June 30	7.40	6.15
	Third Quarter Ended September 30	7.81	5.75
	Fourth Quarter Ended December 31	7.95	7.00

2016	First Quarter Ended March 31	5.73	2.78
	Second Quarter Ended June 30	6.38	4.40
	Third Quarter Ended September 30	6.00	4.85
	Fourth Quarter Ended December 31	5.99	4.85

The last reported sales price of our common stock on the Nasdaq Capital Market on March 29, 2018, was $6.60 per share. As of March 29, 2018, there were 23 holders of record of our common stock.

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

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2017.

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

Overview

We manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. Our principal products and services include custom-engineered electrical transformers and engine-generator sets and controls, complemented by a national field-service network to maintain and repair power generation assets. We are headquartered in Fort Lee, New Jersey and operate from 13 additional locations in the U.S., Canada and Mexico for manufacturing, service, centralized distribution, engineering, sales and administration.

Our operations are divided into two reportable segments: Transmission & Distribution Solutions and Critical Power. Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. These solutions are marketed principally through our PTL, Jefferson and Bemag brand names. Our Critical Power business provides customers with sophisticated power generation equipment, related electrical distribution infrastructure, preventative maintenance services and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan brand name.

Discontinued Operations

During the fourth quarter of 2017, as part of our review of strategic alternatives, we made the decision to sell our switchgear business.  Operating results for PCEP, through which we did our switchgear business and have been previously included in the T&D Solutions Segment, have now been reclassified as discontinued operations for all periods presented. We have not entered into a definitive agreement for the sale of the switchgear business, and cannot determine whether we will have any contingent obligations, financial commitments or continuing relationships with the discontinued operations other than provision of indemnification customary in such a sale. Our switchgear business has incurred losses in the year ended 2016 and 2017, and we believe that disposition of our switchgear business will improve our liquidity and will not significantly affect our capital resources. See Note 5 – Discontinued Operations in Notes to Consolidated Financial Statements in Part II of this Form 10-K.

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

	2017			2016
	Balance Sheet	Statements of Operations, Comprehensive Loss and Cash Flow		Balance Sheet	Statements of Operations, Comprehensive Loss and Cash Flow
Quarter Ended	End of Period	Period Average	Cumulative Average	End of Period	Period Average	Cumulative Average
March 31	$0.7519	$0.7559	$0.7559	$0.7700	$0.7274	$0.7274
June 30	$0.7706	$0.7436	$0.7497	$0.7742	$0.7760	$0.7509
September 30	$0.8013	$0.7983	$0.7652	$0.7624	$0.7662	$0.7560
December 31	$0.7971	$0.7865	$0.7704	$0.7448	$0.7497	$0.7544

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

Revenue Recognition . Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery occurs, (3) the sales price is fixed or determinable, (4) collectability is reasonably assured and (5) customer acceptance criteria, if any, has been successfully demonstrated. Revenue is recognized on the sale of goods, when the significant risks and rewards of ownership have been transferred to the buyer upon delivery, provided that the Company maintains neither managerial involvement to the degree usually associated with ownership, nor effective control over the goods sold. There are no further obligations on the part of the Company subsequent to revenue recognition, except when customers have the right of return or when the Company warrants the product. The Company records a provision for future returns, based on historical experience at the time of shipment of products to customers. The Company warrants some of its products against defects in design, materials and workmanship for periods ranging from one to three years depending on the model. The Company records a provision for estimated future warranty costs based on the historical relationship of warranty claims to sales at the time of shipment of products to customers. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve for actual experience.

Service revenue primarily consists of preventative maintenance and monitoring services, as well as the provision of after-market support related to equipment sales and project commissioning service revenue. Revenues from these services are recognized when the service is performed and the customer has accepted the work.

Inventories . We value inventories at the lower of cost or market. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. We also continually evaluate the composition of our inventory and identify obsolete, slow-moving and excess inventories. Inventory items identified as obsolete, slow-moving or excess are evaluated to determine if reserves are required. If we were not able to achieve our expectations of the net realizable value of the inventory at current market value, we would have to adjust our reserves accordingly. We attempt to accurately estimate future product demand to properly adjust inventory levels for our standard products. However, significant unanticipated changes in demand could have a significant impact on the value of inventory and of operating results.

Impairment of Long-Lived Assets . We review long-lived assets for impairment including intangible assets with determinable useful lives whenever events or changes in circumstances indicate that the carrying value of the corresponding asset group may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset group are compared to the asset group’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets groups subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be reflected in operating income in the Consolidated Statements of Operations. In addition, we estimate the useful lives of our long-lived assets and other intangibles and periodically review these estimates to determine whether these lives are appropriate.

Goodwill and Indefinite lived intangible Assets . Goodwill and other intangible assets with indefinite useful lives are not amortized, but are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist. The evaluation requires an impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the Company measures the amount of the impairment loss. The goodwill impairment testing involves significant estimates.

Income Taxes. We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected rates in effect for the tax year in which the differences are expected to reverse. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the deferred tax asset recorded as of December 31, 2017, is realizable through future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

As of December 31, 2017, we have recorded $219 for uncertain tax positions. We do not believe the total of unrecognized tax positions will significantly increase or decrease during the next 12 months.

Changes in Accounting Principles

No significant changes in accounting principles were adopted during 2017 and 2016.

  Rounding

All dollar amounts (except share and per share data) presented are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding.

RESULTS OF OPERATIONS

Overview of 2017 Operating Results

Selected financial and operating data for our reportable business segments for the most recent two years is summarized below. This information, as well as the selected financial data provided in Note 16 and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K, should be referred to when reading our discussion and analysis of results of operations below. Our summary of operating results during the years ended 2017 and 2016 are as follows:

	For the Years Ended December 31,
	2017	2016
Revenues
T&D Solutions	$86,325	$81,100
Critical Power Solutions	15,065	18,532
Consolidated	101,390	99,632
Cost of goods sold
Cost of goods sold
T&D Solutions	68,344	61,992
Critical Power Solutions	12,183	15,494
Restructuring and integration
T&D Solutions	873	—
Consolidated	81,400	77,486
Gross profit	19,990	22,146
Selling, general and administrative expenses	14,766	14,829
Depreciation and amortization expense	1,946	1,913
Restructuring and integration	215	2,204
Foreign exchange gain	(324)	(364)
Total operating expenses	16,603	18,582
Operating income from continuing operations	3,387	3,564
Interest expense	2,301	1,739
Other expense (income)	229	(554)
Income before taxes	857	2,379
Income tax expense	3,554	925
Net (loss) income from continuing operations	(2,697)	1,454
Loss from discontinued operations, net of income taxes	(6,647)	(2,517)
Net loss	$(9,344)	$(1,063)

During the fourth quarter of 2017, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its switchgear business by PCEP. Operating results for PCEP, which have been previously included in the T&D Solutions Segment, have now been reclassified as discontinued operations for all periods presented. See Note 5 – Discontinued Operations in Notes to Consolidated Financial Statements in Part II of this Form 10-K. The excluded revenue for the switchgear business previously reported in T&D Solutions was $13.0 million for 2017 and $14.8 million for 2016. The excluded loss from the switchgear business was $6.6 million for 2017 and $2.5 million for 2016.

Backlog . Our order backlog at December 31, 2017 was $35.2 million, as compared to $38.6 million at December 31, 2016. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2018. The following table represents the progression of our backlog, by reporting segment, for the periods ended as indicated:

	December 31,
	2017	2016
T&D Solutions	$20,170	$23,886
Critical Power Solutions	8,710	3,970
Order backlog	28,880	27,856
Discontinued Operation	6,316	10,702
Total order backlog	$35,196	$38,558

Revenue

The following table represents our revenues, excluding discontinued operations, by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	For the Years Ended December 31,
	2017	2016	Variance	%
T&D Solutions
Transformers	$86,325	$81,100	$5,225	6.4
	86,325	81,100	5,225	6.4
Critical Power Solutions
Equipment	5,898	10,166	(4,268)	(42.0)
Service	9,167	8,366	801	9.6
	15,065	18,532	(3,467)	(18.7)
Total revenue	$101,390	$99,632	$1,758	1.8

For the year ended December 31, 2017, our consolidated revenue increased by $1.8 million, or 1.8%, to $101.4 million, up from $99.6 million during the year ended December 31, 2016.

T&D Solutions . Revenue from our transformer product lines increased by $5.2 million, or 6.4%, driven by an 8.8% increase in sales from our U.S. operations led by significant growth in our low voltage, general purpose products, partially offset by a 2.8% decrease in sales from our Canadian operations.

Critical Power . Revenue for our equipment sales decreased by $4.3 million, or 42.0%, driven by our decision to concentrate our efforts on service revenue, which provides higher profit margins. The increase in service revenue of $0.8 million, or 9.6% is further confirmation of this strategy.

Gross Profit and Gross Margin

The following table represents our gross profit, excluding discontinued operations, by reporting segment for the periods indicated (in thousands, except percentages):

	For the Years Ended December 31,
	2017	2016	Variance	%
T&D Solutions
Gross profit	$17,108	$19,108	$(2,000)	(10.5)
Gross margin %	19.8	23.6	(3.8)

Critical Power Solutions
Gross profit	2,882	3,038	(156)	(5.1)
Gross margin %	19.1	16.4	2.7

Consolidated gross profit	$19,990	$22,146	$(2,156)	(9.7)
Consolidated gross margin %	19.7	22.2	(2.5)

For the year ended December 31, 2017, our gross margin percentage was 19.7% of revenues, compared to 22.2% during the year ended December 31, 2016. The 2.5% decrease in our consolidated gross margin percentage is explained predominantly by the results of our T&D Solutions segment.

T&D Solutions. The 3.8% decrease in our T&D Solutions gross margin resulted primarily from lower margins in our dry-type transformers due to the write-off of raw material inventory of $873 not relocated from Canada when we relocated our production in Farmham, Quebec, Canada, to Reynosa, Mexico. The raw material inventory was not relocated due to the review of allowable sourcing and suppliers of components for finished goods pursuant to our safety files for products produced.

Critical Power . The 2.7% increase in our Critical Power segment gross margin was driven primarily by the strategic shift to concentrate on higher margin service revenue while decreasing the focus on sales of equipment.

Operating Expenses

The following table represents our operating expenses, excluding discontinued operations, by reportable segment for the periods indicated (in thousands, except percentages):

	For the Years Ended December 31,
	2017	2016	Variance	%
T&D Solutions
Selling, general and administrative expense	$9,232	$10,179	$(947)	(9.3)
Depreciation and amortization expense	346	440	(94)	(21.4)
Restructuring and integration	215	2,145	(1,930)	(90.0)
Foreign exchange gain	(324)	(364)	40	(11.0)
Segment operating expense	$9,469	$12,400	$(2,931)	(23.6)

Critical Power Solutions
Selling, general and administrative expense	$2,062	$1,539	$523	34.0
Depreciation and amortization expense	1,533	1,405	128	9.1
Restructuring and integration	—	32	(32)	(100.0)
Segment operating expense	$3,595	$2,976	$619	20.8

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$3,471	$3,111	$360	11.6
Depreciation expense	68	68	—	—
Restructuring and integration	—	27	(27)	(100.0)
Segment operating expense	$3,539	$3,206	$333	10.4

Consolidated
Selling, general and administrative expense	$14,765	$14,829	$(64)	(0.4)
Depreciation and amortization expense	1,947	1,913	34	1.8
Restructuring and integration	215	2,204	(1,989)	(90.2)
Foreign exchange gain	(324)	(364)	40	(11.0)
Consolidated operating expense	$16,603	$18,582	$(1,979)	(10.7)

Selling, General and Administrative Expense . There was no material change in our consolidated selling, general and administrative expense before depreciation and amortization between the years ended December 31, 2017 and 2016.

The selling, general and administrative expense in our T&D Solutions segment decreased by $0.9 million, or 9.3%, during the year ended December 31, 2017, as compared to 2016 primarily due to completion of relocation of the medium voltage transformer production facility from Canada to a lower cost facility.

The selling, general and administrative expense in our Critical Power segment increased by $0.5 million, or 34.0% as compared to 2016 primarily due to increased payroll related costs.

Depreciation and Amortization Expenses . Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and excludes amounts included in cost of revenue. There was no material change in depreciation and amortization expense between the years ended December 31, 2017 and December 31, 2016.

Restructuring and Integration. In 2017 the Company completed the relocation of the medium voltage transformer production facility from Canada to a lower cost facility and incurred $0.2 million of expense. In 2016, the related relocation expenses were $2.2 million and consisted primarily from business integration costs of $2.1 million and cost over runs of $0.3 million on the 2015 restructuring accruals.

Foreign Exchange Gain. For the year ended December 31, 2017, approximately 37% of our consolidated operating revenues were denominated in Canadian dollars, and the majority of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the years ended December 31, 2017 and 2016, we recorded a gain of $0.3 and $0.4 million, respectively, due to currency fluctuations.

Operating Income

The following table represents our operating income, excluding discontinued operations, by reportable segment for the periods indicated:

	For the Years Ended December 31,
	2017	2016	Variance	%
T&D Solutions	$6,824	$6,708	$116	1.7
Critical Power Solutions	(713)	62	(775)	(1,250.0)
Unallocated Corporate Overhead Expenses	(2,724)	(3,206)	482	15.0
Total operating income	$3,387	$3,564	$(177)	5.0

T&D Solutions . Operating income from this segment increased by $0.1 million, resulting from lower restructuring costs, lower operating expenses and increased sales volumes in the year ended December 31, 2017 compared to the year ended December 31, 2016.

Critical Power . The Critical Power segment operating income decreased by $0.8 million during 2017 from 2016. This decrease resulted from lower sales and higher selling, general and administrative costs.

General Corporate Expense . Our general corporate expenses consist primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the year ended December 31, 2017, our unallocated corporate overhead expense decreased by $0.5 million.

Non-Operating Expense

Interest Expense . For the year ended December 31, 2017, our interest expense was $2.3 million, as compared to $1.7 million for the year ended December 31, 2016. The net increase in our interest expense was due to higher borrowings under a product financing arrangement and our credit facilities during 2017, as compared to 2016. The aggregate outstanding balance of our total debt increased by approximately $1.1 million during the year ended December 31, 2017.

Other Expense (Income) . For the year ended December 31, 2017, our non-operating expense of $0.2 million as compared to non-operating income of $0.6 million for the year ended December 31, 2016. For the year ended December 31, 2016, our non-operating income of $0.6 million consists primarily of abatement of penalties as they related to non-payment of payroll taxes of $1.1 million, offset by intangible impairment of $0.1 million.

Provision for Income Taxes . Our provision reflects an effective tax rate on income from continuing operations before income taxes of 415% in 2017, as compared to 39% in 2016, as set forth below (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	Variance
Income from continuing operations before income taxes	$857	$2,379	$(1,522)
Income tax expense	3,554	925	2,629
Effective income tax rate %	415	39	376

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. tax reform”) that lowers the statutory tax rate on U.S. earnings, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.

The impact of U.S. tax reform has been recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Department of the Treasury on several provisions, including the computation of the transition tax. Guidance during 2018 could impact the information required for, and the calculation of, the transition tax charge and could affect decisions that affect the tax on various U.S. and foreign items which would further impact the final amounts included in the transition charge and impact the revaluation of deferred taxes. In addition, analysis performed and conclusions reached as part of the tax return filing process and additional guidance on accounting for U.S. tax reform could affect the provisional amount.

As part of tax reform, the U.S. has enacted a minimum tax on foreign earnings (“global intangible low-taxed income”). Because aspects of the new law and effect on our operations is uncertain and aspects of the accounting rules associated with this provision have not been resolved, we have not made a provisional accrual for the deferred tax aspects of this provision and consequently have not made an accounting policy election with respect to tax treatment of this tax provision.

As a result of enactment of U.S. tax reform, we have recorded tax expense of $653 in 2017 to reflect our provisional estimate of both the transition tax on historic foreign earnings of $59 and the revaluation of deferred taxes of $712.

The increase in our effective tax rate during 2017 primarily reflects the impact of $2.3 million of recognition of a valuation allowance on foreign tax credits, the impact of the Tax Cuts and Jobs Act Enactment of $0.5 million and the impact of $0.3 million of anticipated partial repatriation of foreign subsidiary income in the first quarter of 2018.

Net Loss Per Share

We generated a net loss of $9.3 million for the year ended December 31, 2017, as compared to net loss of $1.1 million during the year ended December 31, 2016. In 2017, our net loss per basic and diluted share was $1.07, as compared to a net loss of $0.12 during the year ended December 31, 2016.

Our loss per share from continuing operations basic and diluted for the year ended December 31, 2017 was $0.31 and our earnings per share from continuing operations basic and diluted for the year ended December 31, 2016 was $0.17.

Our loss per share from discontinued operations basic and diluted for the year ended December 31, 2017 and 2016 were $0.76 and $0.29, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General . At December 31, 2017, we had cash and cash equivalents of approximately $0.2 million and total debt outstanding of $29.4 million, when including bank overdrafts and liabilities of discontinued operations. We have historically met our cash needs through a combination of cash flows from operating activities, bank borrowings under our revolving credit facilities and distributions between our U.S. and foreign subsidiaries. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities, funds generated from operations and cash available on hand should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided/Used by Operating Activities . Cash provided by our operating activities was approximately $1.4 million during the year ended December 31, 2017, compared to cash used by our operating activities of $9.5 million during the year ended December 31, 2016, primarily due to deferred taxes and working capital changes.

Cash Used in Investing Activities. Cash used in investing activities during the year ended December 31, 2017 was approximately $1.4 million, as compared to $0.6 million during the year ended December 31, 2016. Additions to our property, plant and equipment in the ordinary course of business were approximately $1.5 million and $0.7 million during the years ended December 31, 2017 and 2016, respectively.

Cash Provided by Financing Activities. Cash provided by our financing activities was $0.9 million during the year ended December 31, 2017, as compared to $10.0 million during the year ended December 31, 2016. During 2017, borrowings under our revolving credit facilities increased by $4.1 million.

Working Capital . As of December 31, 2017, we had working capital of $1.6 million, including $0.2 million of cash and cash equivalents, compared to working capital of $2.4 million, including $0.2 million of cash and cash equivalents at December 31, 2016. Our current assets were approximately 1.0 times our current liabilities at December 31, 2017, as compared to 1.1 times at December 31, 2016. At December 31, 2017 and 2016, we had $3.3 and $1.5 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Assessment of Liquidity . At December 31, 2017, we had total debt of $29.4 million and $0.2 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. In addition, as further discussed below, our credit facilities maturity dates have been extended until April 1, 2020.

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

In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc. (“PECI”), entered into an Amended and Restated Credit Agreement (“CAD ARCA”) with BMO with respect to our existing Canadian credit facilities (as amended and restated, the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. This CAD ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with BMO existing as of December 31, 2015 were waived by BMO. The CAD ARCA was further amended (the “2017 CAD ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 CAD ARCA Amendment”). The 2018 CAD ARCA Amendment extended the term of our Canadian Facilities to April 1, 2020.

Our Canadian Facilities provided for up to $8.2 million CAD (approximately $6.3 million expressed in U.S. dollars) consisting of a revolving $7.0 million CAD Facility A to finance ongoing operations, a $0.5 million CAD Facility B that financed a plant expansion, and a $0.7 million USD Facility that financed a business acquisition and the purchase and expansion of its manufacturing facilities. The 2017 CAD ARCA Amendment increased the Facility A to $8.0 million CAD, increasing the total amount of loans available under the Canadian Facilities to $9.2 million CAD.

Facility A, as amended by the 2017 CAD ARCA Amendment and the 2018 CAD ARCA Amendment, is subject to margin criteria. Facility A, as amended by the 2017 CAD ARCA Amendment, bore interest at BMO’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 0.75% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars. The 2018 CAD ARCA Amendment modified the interest rate on Facility A borrowings to BMO’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 0.50% per annum or LIBOR plus 2.0% per annum on amounts borrowed in U.S. dollars. Pursuant to the 2017 CAD ARCA Amendment, Facility A was to mature on July 31, 2018. The 2018 CAD ARCA Amendment extended the maturity of borrowings under Facility A to April 1, 2020. Consistent with the terms of the historical Facility A Revolver, both a subjective acceleration clause and lockbox arrangement exist, as such the Facility A Revolver will continue to be presented as a current liability. The Company believes, based upon historical experience, that it is probable that the Facility A Revolver will remain in place to fund operations through the maturity of the borrowings in April 2020.

Borrowings under Facility B, as amended by the 2017 CAD ARCA Amendment, bears interest at BMO’s prime rate plus 1.25% per annum with principal repayments becoming due on a five year amortization schedule. Pursuant to the CAD ARCA, quarterly principal repayments were reduced to $47 CAD, with a balloon payment of $141 CAD due on July 31, 2017. The 2017 CAD ARCA Amendment amended the payment schedules so that the quarterly principal payments of $47 CAD was to continue after July 31, 2017 until our borrowings under the facility is fully paid on April 30, 2018. Pursuant to the 2018 CAD ARCA Amendment, the final principal payment of $47 under Facility B remains to be due on April 30, 2018. The 2018 CAD ARCA Amendment did not modify the interest rate on Facility B borrowings, which remains at BMO’s prime rate plus 1.25% per annum.

Borrowings under Facility C, as amended by the 2017 CAD ARCA, bore interest at BMO’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars. Pursuant to the CAD ARCA, a principal repayment of $72 USD was due on June 30, 2016, and the reduced quarterly principal repayments of $36 USD were to be made beginning on October 31, 2016, with a balloon payment of $496 USD due on July 31, 2017. The 2017 CAD ARCA Amendment amended the payment schedules so that the quarterly payments of $36 USD were to continue until July 31, 2018, with a balloon payment of $352 due on July 31, 2018. Pursuant to the 2018 CAD ARCA Amendment, quarterly principal repayments of $36 will continue until January 31, 2020, with a balloon payment of $136 due on April 1, 2020. The 2018 CAD ARCA Amendment modified the interest rate on Facility C borrowings to BMO’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars.

Pursuant to the CAD ARCA, as amended by the 2017 CAD ARCA Amendment and the 2018 CAD ARCA Amendment, financial covenant testing is performed on our consolidated financial statements.  We are required to meet certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, as set forth in the 2017 CAD ARCA Amendment and the 2018 CAD ARCA Amendment. Pursuant to the 2018 CAD ARCA Amendment, BMO waived defaults on all financial covenants existing as of December 31, 2017, for which we were not in compliance.

As of December 31, 2017, we had approximately $3.5 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $2.9 million outstanding under Facility A, $0.1 million outstanding under Facility B and $0.5 million outstanding under Facility C.

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

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with BMO with respect to our U.S. Facilities that replaced and superseded all of our businesses’ prior financing arrangements with the bank. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with BMO existing as of December 31, 2015 were waived by BMO. The US ARCA was further amended (the “2017 US ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 US ARCA Amendment”).  The 2018 US ARCA Amendment extended the term of our US Facilities to April 1, 2020.

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

USD Facility A, as amended and restated per 2017 US ARCA, bore interest, at our option, at BMO’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Pursuant to the 2018 US ARCA Amendment, borrowings under Facility A bears interest, at our option, at the BMO’s prime rate plus 0.75% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.00% per annum on Eurodollar loans. USD Facility A had a maturity date of July 31, 2017, which was extended to July 31, 2018 pursuant to the 2017 US ARCA Amendment. The 2018 US ARCA Amendment extended the maturity of borrowings under Facility A to April 1, 2020. Consistent with the terms of the historical USD Facility A Revolver, both a subjective acceleration clause and lockbox arrangement exist, as such the USD Facility A Revolver will continue to be presented as a current liability. The Company believes, based upon historical experience, that it is probable that the USD Facility A Revolver will remain in place to fund operations through the maturity of the borrowings in April 2020.

Borrowings under USD Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Pursuant to the US ARCA, our quarterly principal payments were reduced to $31 USD for calendar year 2016, with the original amortization schedule continuing to apply to all quarterly principal payments made after December 31, 2016, and the final maturity date of December 2, 2019. The 2017 US ARCA Amendment reduced the scheduled quarterly principal payments to $31 USD, commencing March 31, 2017, to continue until July 31, 2018, with a balloon payment of $4,438 on July 31, 2018. Pursuant to the 2018 US ARCA Amendment, quarterly principal repayments beginning on July 31, 2018 are increased to $100 and will continue until March 31, 2020 with a balloon payment of $2,338 due on April 1, 2020. The 2018 US ARCA Amendment did not change the Facility B interest rate.

Pursuant to the US ARCA, as amended by the 2017 US ARCA Amendment and the 2018 US ARCA Amendment, financial covenant testing is performed on our consolidated financial statements.  We are required to meet certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, as set forth in the 2017 US ARCA Amendment and the 2018 US ARCA Amendment. On March 6, 2017, we received a waiver from BMO on certain financial covenants existing as of December 31, 2016. On March 28, 2018, pursuant to the 2018 US ARCA Amendment, BMO waived defaults on all financial covenants existing as of December 31, 2017 for which we were not in compliance.

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

As of December 31, 2017, we had approximately $19.4 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $14.9 million outstanding under USD Facility A, and $4.5 million outstanding under USD Facility B.

As of December 31, 2016, we had approximately $17.9 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $13.3 million outstanding under USD Facility A, and $4.6 million outstanding under USD Facility B.

Nexus Promissory Note

On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. In December 2013, we elected to make a $250 advance payment against the Nexus Promissory Note. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. As of December 31, 2017, the balance of the note has been fully repaid. At December 31, 2016, there was approximately $0.2 million outstanding under the Nexus Promissory Note.

Short Term Borrowings

We maintain a short term borrowing arrangement to fund the purchase of raw materials utilized in certain manufacturing processes. The aggregate borrowings under this arrangement amounted to $5.4 million and $4.0 million as of December 31, 2017 and 2016, respectively.

Capital Lease Obligations

As of December 31, 2017 and 2016, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $1.5 million during the year ended December 31, 2017, as compared to $0.7 million during the year ended December 31, 2016. We have no major future capital projects planned, or significant replacement spending anticipated during 2018.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by a weakening of the Canadian dollar, changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We attempt to minimize increases resulting from fluctuations in supply costs through the inclusion of escalation clauses with respect to commodities in our customer contracts. We have various insurance policies, including cybersecurity, covering risks in amounts that we consider adequate. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. We predominately sell to customers in the utility, industrial production and commercial construction markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets. For a further discussion of factors that may affect future operating results see the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

New Accounting Pronouncements

The information required by this Item is provided in “Note 2. Summary of Significant Accounting Policies” to our audited financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-04, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13 Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Recession of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures) (the “modified retrospective approach”). We completed a review of our various revenue streams within our two reportable segments, T&D Solutions and Critical Power. We have gathered data to quantify the amount of sales by type of revenue stream and categorized the types of sales for our business units for the purpose of comparing how we currently recognize revenue to the new standard in order to quantify the impact of this ASU. We generally anticipate having substantially similar performance obligations under the new guidance as compared with deliverables and units of account currently being recognized. We have made policy elections within the amended standard that are consistent with our current accounting. We adopted ASU 2014-09 in our first quarter of 2018 using the modified retrospective approach. We have performed a quantitative assessment of adopting ASU 2014-09 and concluded that there will be no material impact to our financial statements other than enhanced disclosures and no changes to the opening retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. We adopted this standard in our first quarter of 2018 using the modified retrospective approach. As a result, the opening retained earnings for January 1, 2017, will be reduced by approximately $0.2 million. There will also be an increase in assets and corresponding liabilities of approximately $4.4 and $4.6 million, respectively at January 1, 2017. We are in the process of evaluating the deferred tax impact of these changes and expect to complete this evaluation for the first quarter of fiscal year 2018. The deferred tax impact may further impact the adjustment to retained earnings.

In April 2016, the FASB issued ASU No. 2016-09, “ Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. We adopted ASU No. 2016-09 in 2017. The adoption of the new guidance did not materially affect our financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) : Classification of Certain Cash Receipts and Cash Payments. The purpose of Update No. 2016-15 is to reduce the diversity in practice in presentation and classification of the following items within the statement of cash flows: debt prepayments or debt extinguishment costs, settlement of zero coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments and beneficial interests in securitization transactions. It also addresses classification of transactions that have characteristics of more than one class of cash flows. Update No. 2016-15 is effective for annual periods beginning after December 15, 2017, and a retrospective transition method is required. We do not expect the adoption to have a material impact on our consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard was established to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted this standard during the fourth quarter of 2017 in conjunction with our goodwill impairment assessment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pioneer Power Solutions, Inc.
Fort Lee, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

New York, New York
April 2, 2018

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2017	2016
Revenues	$101,390	$99,632
Cost of goods sold
Cost of goods sold	80,527	77,486
Restructuring and integration	873	—
Total cost of goods sold	81,400	77,486
Gross profit	19,990	22,146
Operating expenses
Selling, general and administrative	16,712	16,742
Restructuring and integration	215	2,204
Foreign exchange gain	(324)	(364)
Total operating expenses	16,603	18,582
Income from continuing operations	3,387	3,564
Interest expense	2,301	1,739
Other expense (income)	229	(554)
Income before taxes	857	2,379
Income tax expense	3,554	925
Net (loss) income from continuing operations	(2,697)	1,454
Loss from discontinued operations, net of income taxes	(6,647)	(2,517)
Net loss	$(9,344)	$(1,063)

(Loss) earnings per share:
Basic and diluted
(Loss) income from continuing operations	$(0.31)	$0.17
Loss from discontinued operations	(0.76)	(0.29)
Net loss	$(1.07)	$(0.12)

Weighted average common shares outstanding:
Basic	8,717	8,700
Diluted	8,717	8,700

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	For the Years Ended December 31,
	2017	2016
Net loss	$(9,344)	$(1,063)
Other comprehensive income (loss)
Foreign currency translation adjustments	169	(37)
Amortization of net prior service costs and net actuarial losses, net of tax	(108)	(157)
Other comprehensive income (loss)	61	(194)
Comprehensive loss	$(9,283)	$(1,257)

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$218	$246
Accounts receivable, net	13,432	14,266
Inventories, net	23,192	22,279
Income taxes receivable	743	72
Prepaid expenses and other current assets	2,803	2,079
Current assets of discontinued operations	6,944	7,246
Total current assets	47,332	46,188
Property, plant and equipment, net	6,335	5,925
Deferred income taxes	2,729	5,659
Other assets	45	655
Intangible assets, net	4,922	6,564
Goodwill	8,527	8,527
Noncurrent assets of discontinued operations	—	3,890
Total assets	$69,890	$77,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$833	$1,086
Revolving credit facilities	17,814	17,689
Short term borrowings	5,430	3,973
Accounts payable and accrued liabilities	15,942	14,123
Current maturities of long-term debt and capital lease obligations	782	1,379
Income taxes payable	1,164	1,360
Current liabilities of discontinued operations	3,719	4,130
Total current liabilities	45,684	43,740
Long-term debt, net of current maturities	4,153	4,005
Pension deficit	283	172
Other long-term liabilities	603	892
Noncurrent deferred income taxes	1,665	2,400
Total liabilities	52,388	51,209
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on December 31, 2017 and 8,699,712 shares issued and outstanding on December 31, 2016	9	9
Additional paid-in capital	23,801	23,215
Accumulated other comprehensive loss	(5,802)	(5,863)
Accumulated deficit/ Retained earnings	(506)	8,838
Total stockholders’ equity	17,502	26,199
Total liabilities and stockholders’ equity	$69,890	$77,408

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016
Operating activities
Net loss	$(9,344)	$(1,063)
Depreciation	1,285	1,341
Amortization of intangible assets	1,774	1,746
Amortization of debt issuance cost	205	235
Deferred income tax expense	2,201	(405)
Inventory write off	2,642	—
Change in receivable reserves	239	352
Change in inventory reserves	(102)	(86)
Accrued pension	(8)	(53)
Stock-based compensation	466	62
Loss on disposition of fixed assets	40	74
Intangible asset impairment	—	110
Goodwil impairment of discontinued operations	1,445	—
Foreign currency remeasurement loss	(27)	(7)
Changes in current operating assets and liabilities:
Accounts receivable	2,594	(3,560)
Inventories	(1,975)	(8,244)
Prepaid expenses and other assets	(256)	(153)
Income taxes	(923)	1,660
Accounts payable and accrued liabilities	1,143	(1,467)
Net cash provided by (used in) operating activities	1,399	(9,458)

Investing activities
Additions to property, plant and equipment	(1,450)	(668)
Proceeds from sale of fixed assets	22	50
Net cash used in investing activities	(1,428)	(618)

Financing activities
Bank overdrafts	(61)	(716)
Short term borrowings	1,457	3,973
Borrowing under debt agreement	40,481	36,394
Repayment of debt	(40,993)	(29,441)
Payment of debt issuance costs	(61)	(251)
Net proceeds from the exercise of options for common stock	120	—
Net cash provided by financing activities	943	9,959

Increase / (Decrease) in cash and cash equivalents	914	(117)
Effect of foreign exchange on cash and cash equivalents	(942)	(285)

Cash and cash equivalents
Beginning of year	246	648
End of period	$218	$246

Supplemental cash flow information:
Interest paid	$1,928	$1,258
Income taxes paid, net of refunds	1,725	(322)

The accompanying notes are an integral part of these consolidated financial statements

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit/ Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance - January 1, 2016	8,699,712	$9	$23,153	$(5,669)	$9,901	$27,394
Net Loss	—	—	—	—	(1,063)	(1,063)
Stock-based compensation	—	—	62	—	—	62
Foreign currency translation adjustment	—	—	—	(37)	—	(37)
Pension adjustment, net of taxes	—	—	—	(157)	—	(157)
Balance - December 31, 2016	8,699,712	$9	$23,215	$(5,863)	$8,838	$26,199
Net Loss	—	—	—	—	(9,344)	(9,344)
Stock-based compensation	—	—	466	—	—	466
Foreign currency translation adjustment	—	—	—	169	—	169
Pension adjustment, net of taxes	—	—	—	(108)	—	(108)
Issuance of common stock	26,333	—	120	—	—	120
Balance - December 31, 2017	8,726,045	$9	$23,801	$(5,802)	$(506)	$17,502

The accompanying notes are an integral part of these consolidated financial statements

1. BASIS OF PRESENTATION

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from thirteen (13) additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

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

Discontinued Operations

During the fourth quarter of 2017, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its switchgear business operated by Pioneer Custom Electric Products, Inc. (“PCEP”). Operating results for PCEP, which have been previously included in the T&D Solutions Segment, have now been reclassified as discontinued operations for all periods presented. See Note 5 – Discontinued Operations in Notes to Consolidated Financial Statements in Part II of this Form 10-K. Unless noted otherwise, discussions in these notes pertain to our continuous operations.

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

On March 28, 2018 Bank of Montreal executed amendments to our agreements for Canadian and US Credit Facilities (the “2018 CAD ARCA amendment” and “2018 US ARCA amendment”) which extended our Canadian and US Credit Facilities until April 1, 2020. These amendments modified our credit facilities as follows:

Canadian Credit Facilities

•	Revolving Facility A shall not exceed $8.0 million CAD and with maturity date extended to April 1, 2020. The interest rate on Facility A is modified to the Bank of Montreal’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or the Bank of Montreal’s U.S. base rate plus 0.50% per annum or LIBOR plus 2.0% per annum on amounts borrowed in U.S. dollars.
•	Facility B – Final principal payment of $47 remains to be due on April 30, 2018. The interest rate on Facility B remains unchanged to BMO’s prime rate plus 1.25% per annum.

•	Facility C – Quarterly principal repayments of $36 will continue until January 31, 2020, with a balloon payment of $136 due on April 1, 2020. The interest rate on Facility C was modified to the Bank of Montreal’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or the Bank of Montreal’s U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars.

United States Credit Facilities

•	Revolving Demand Facility A shall not exceed $15.0 million with maturity date extended to April 1, 2020. Facility A will bear interest, at our option, at the Bank of Montreal’s prime rate plus 0.75% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.00% per annum on Eurodollar loans.
•	Facility B – quarterly principal repayments beginning on July 31, 2018 are increased to $100 and will continue until March 31, 2020 with a balloon payment of $2,338 due on April 1, 2020. Facility B will continue to bear interest, at our option, at the Bank of Montreal’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans.

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

Discontinued Operations

The Company accounts for businesses held for sale in accordance with ASC 205–20, Discontinued Operations. ASC 205–20 requires the results of operations of business disposition to be segregated from continuing operations and reflected as discontinued operations in current and prior periods. Please see Note 5 – Discontinued Operations to the consolidated financial statements.

Revenue Recognition

Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery occurs, (3) the sales price is fixed or determinable, (4) collectability is reasonably assured and (5) customer acceptance criteria, if any, has been successfully demonstrated. Revenue is recognized on the sale of goods, when the significant risks and rewards of ownership have been transferred to the buyer upon delivery, provided that the Company maintains neither managerial involvement to the degree usually associated with ownership, nor effective control over the goods sold. There are no further obligations on the part of the Company subsequent to revenue recognition, except when customers have the right of return or when the Company warrants the product. The Company records a provision for future returns, based on historical experience at the time of shipment of products to customers. The Company warrants some of its products against defects in design, materials and workmanship for periods ranging from one to ten years. The Company records a provision for estimated future warranty costs based on the historical relationship of warranty claims to sales at the time of shipment of products to customers. The Company periodically reviews the adequacy of its product warranty reserves and adjusts, if necessary, the warranty percentage and accrued warranty reserve for actual experience.

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short–term in nature or carry interest rates which are periodically adjusted to market rates. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, demand deposits and investments with an original maturity at the date of purchase of three months or less.

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written off when it receives them. Management considers the Company’s allowance for doubtful accounts, which was $0.5 and $0.6 million as of December 31, 2017 and 2016, respectively, sufficient to cover any exposure to loss in its accounts receivable.

Long-Lived Assets

Depreciation and amortization for property, plant and equipment, and finite life intangible assets, is computed and included in cost of goods sold and in selling and administrative expense, as appropriate. Long-lived assets, consisting primarily of property, plant and equipment, are stated at cost less accumulated depreciation. Property, plant and equipment are depreciated using the straight line method, based on the estimated useful lives of the assets (buildings – 25 years, machinery and equipment - 5 to 15 years, computer hardware and software - 3 to 5 years, furniture & fixtures 5 to 7 years, leasehold improvements – term of lease). Depreciation commences in the year the assets are ready for their intended use. As a convention, in the initial year an asset is placed in service, the Company takes one half year of depreciation.

Finite life intangible assets consist primarily of customer relationships in multiple categories that are specific to the businesses acquired and for which estimated useful lives were determined based on actual historical customer attrition rates. The Company’s other finite life intangible assets consist of non-compete agreements, which have defined terms, certain trademarks which the Company has elected to gradually discontinue, and internally-developed software. These finite life intangible assets are amortized by the Company over periods ranging from four to ten years. The Company accelerated and fully amortized the distributor territory license intangible asset upon the termination of its distribution agreement with a supplier during the year ended December 31, 2017.

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

The Company tests its goodwill and indefinite-lived intangible asset for impairment at least annually (as of October 1) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of its segments; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible assets and the Company’s consolidated financial results. As described in Note 9, the company recorded an impairment charge of $1,445 against goodwill in 2017 and $110 against technology related industry accreditations in 2016. Reportable segments are defined in Note 1 Basis of Presentation.

The Company tests its goodwill for impairment at the reporting unit level, which is an operating segment or a segment that is one level below its operating segments. An operating segment is defined by ASC 280–10–50 as a component of an enterprise that earns revenue and incurs expenses, of which discrete financial information is available. The goodwill has been assigned to the reporting unit to which the value relates. Two of the Company’s four reporting units have goodwill. The Company tests goodwill by estimating the fair value of the reporting unit using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis. A quantitative analysis is used to determine an estimated fair value representing the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. The estimated fair value of each reporting unit is derived using a discounted cash flow method based on market and reporting unit-specific assumptions, including estimated future revenues and expenses, weighted average cost of capital, capital expenditures, the useful life over which cash flows will occur and other assumptions which are considered reasonable and inherent in discounted cash flow analysis. A qualitative analysis is performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales and operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment.

Indefinite life intangible assets consist primarily of trademarks. The fair value of these assets are determined using a royalty relief methodology of the income approach similar to that employed when the associated assets were acquired, but using updated estimates of future sales, cash flows and profitability. The royalty relief methodology isolates the revenues derived from the use of the intangible asset, applies an appropriate pretax royalty rate to the revenues, deducts income taxes, discounts the cash flow over the projection period to present value using an appropriate discount rate and adds the present value of the tax shield.

The Company’s 2017 quantitative impairment test identified impairment of goodwill of $1,445 in our switchgear business currently reported in discontinued operations and no impairment of indefinite life intangibles. During the Company’s 2016 annual impairment tests of goodwill and indefinite life intangible assets, management identified an impairment of an indefinite-lived intangible asset in its T&D segment and recognized an impairment charge of $110 since the asset was no longer actively used by the Company.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax asset recorded as of December 31, 2017 and 2016, is realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s judgments and tax filings are subject to audit by various taxing authorities.

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

Additionally, ASC 740 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. See Note 14 – Income Taxes.

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

Employee Benefit Plan

The Company sponsors a defined benefit plan as described in Note 15 – Pension Plan. The cost of pension benefits earned by employees is actuarially determined using the accumulated benefit method and a discount rate, used to measure interest cost on the accrued employee future benefit obligation, based on market interest rates on high-quality debt instruments with maturities that match the timing and benefits expected to be paid by the plan. Plan assets are valued using current market values and the expected return on plan assets is based on the net asset value of the plan assets. The costs that relate to employee current service are charged to income annually.

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

Inventories

Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) or weighted-average methods and include the cost of materials, labor and manufacturing overhead. The Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or market. The Company estimates are based on market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory. See Note 6 - Inventories in Notes to Consolidated Financial Statements in Part II of this Form 10-K.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. (see Note 17 – Basic and Diluted Net Income (Loss) Per Share).

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

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short–term in nature or carry interest rates which are periodically adjusted to market rates. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value.

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

On April 29, 2016 we executed an amended and restated credit agreement (“ARCA”) of our credit facilities from the Bank for Montreal. With the execution of the ARCA, portions of the credit facilities were classified as long term indebtedness. This ARCA contains revised covenants and funding amounts that finance our cash requirements for anticipated operating activities, restructuring and integration plans, capital improvements and scheduled principal repayments of long-term debt. The ARCA was to expire on July 31, 2017. On March 15, 2017, the ARCA was extended to July 31, 2018. On March 28, 2018 Bank of Montreal executed amendments to our agreements for Canadian and US Credit Facilities (the “2018 CAD ARCA amendment” and “2018 US ARCA amendment”) which extended our Canadian and US Credit Facilities until April 1, 2020. Accordingly, long-term debt is classified as a non-current liability at December 31, 2017 and 2016.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s financial statements.

Revenue from Contracts with Customers. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Recession of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures) (the “modified retrospective approach”). The Company completed a review of its various revenue streams within its two reportable segments: (i) T&D Solutions and (ii) Critical Power. We have gathered data to quantify the amount of sales by type of revenue stream and categorized the types of sales for our business units for the purpose of comparing how we currently recognize revenue to the new standard in order to quantify the impact of this ASU. We generally anticipate having substantially similar performance obligations under the new guidance as compared with deliverables and units of account currently being recognized. We have made policy elections within the amended standard that are consistent with our current accounting. We adopted ASU 2014-09 in our first quarter of 2018 using the modified retrospective approach. We have performed a quantitative assessment of adopting ASU 2014-09 and concluded that there will be no material impact to our financial statements other than enhanced disclosures and no changes to the opening retained earnings.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. We adopted this standard in our first quarter of 2018 using the modified retrospective approach. As a result, the opening retained earnings for January 1, 2017 will be reduced by approximately $0.2 million. There will also be an increase in assets and corresponding liabilities of approximately $4.3 and $4.5 million, respectively, at January 1, 2017. We are in the process of evaluating the deferred tax impact of these changes and expect to complete this evaluation for the first quarter of fiscal year 2018. The deferred tax impact may further impact the adjustment to retained earnings.

Share-Based Compensation . In April 2016, the FASB issued ASU No. 2016-09, “ Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. We adopted ASU No. 2016-09 in 2017. The adoption of the new guidance did not materially affect our financial position, results of operations or cash flows.

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) : Classification of Certain Cash Receipts and Cash Payments. The purpose of Update No. 2016-15 is to reduce the diversity in practice in presentation and classification of the following items within the statement of cash flows: debt prepayments or debt extinguishment costs, settlement of zero coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments and beneficial interests in securitization transactions. It also addresses classification of transactions that have characteristics of more than one class of cash flows. Update No. 2016-15 is effective for annual periods beginning after December 15, 2017, and a retrospective transition method is required. We do not expect the adoption to have a material impact on our consolidated statements of cash flows.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard was established to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted this standard during the fourth quarter of 2017 in conjunction with our goodwill impairment assessment.

3. RESTRUCTURING AND INTEGRATION

During the second quarter of 2015, the Company began evaluating improvement strategies intended to reorganize, simplify and reduce costs from operations through closer business integration, pursuant to a restructuring and integration plan to be carried out in stages with an original completion date by mid-2016.

In the T&D Segment, the relocation of our Medium Voltage Transformer line began as of the end of 2016, and was completed in the first half of 2017. Included in cost of goods sold of T&D Segment is a restructuring charge of $873 related to write off of raw material inventory not relocated from Canada to Mexico. In the Critical Power segment, the relocation of the facility began in 2015 and was completed in 2016 which resulted in additional costs incurred in 2016.

The following is a summary of the components of restructuring and integration expenses, before taxes, relating to operating expenses during the years ended December 31, 2017 and 2016:

Year Ended December 31, 2017	T&D Segment	Critical Power Segment	Total
Business integration expenses	215	—	215
Pre-tax restructuring and integration expense	$215	$—	$215

For the year ended December 31, 2017, the business integration expenses occurred due to completing the relocation of Bemag’s production to a lower cost facility.

Year Ended December 31, 2016	T&D Segment	Critical Power Segment	Total
Lease termination and other facility costs	$1,122	$—	$1,122
Business integration expenses	900	—	900
Other costs	150	32	182
Pre-tax restructuring and integration expense	$2,172	$32	$2,204

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

The components and changes in the Company’s restructuring liability were as follows:

	Severance and Related	Product Line Harmonization	Facility Closure and Exit Costs	Total
Restructuring liability as of January 1, 2016	$409	$43	$84	$536
Restructuring and integration expense	—	—	2,204	2,204
Cash paid	(296)	—	(1,106)	(1,402)
Other	—	—	(590)	(590)
Foreign currency translation	—	3	—	3
Restructuring liability as of December 31, 2016	$113	$46	$592	$751
Restructuring and integration expense	—	—	215	215
Cash paid	(113)	(46)	(807)	(966)
Restructuring liability as of December 31, 2017	$—	$—	$—	$—

4. OTHER (INCOME)/EXPENSE

Other (income) expense in the consolidated statements of operations during the year ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
Payroll tax interest and penalties accrued 2017 (abated 2016)	$42	$(1,050)
Other expenses and acquisition transactions	187	386
Impairment of intangible assets	—	110
Other expense (income)	$229	$(554)

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

5. DISCONTINUED OPERATIONS

A discontinued operation is a component of the Company’s business that represents a separate major line of business that had been disposed of or is held for sale. Classification as a discontinued operation occurs upon disposal or when the operation meets the criteria to be classified as held for sale, if earlier. When an operation is classified as a discontinued operation, the comparative Consolidated Statement of Operations, Consolidated Statement of Cash Flows, and Consolidated Balance Sheets are re-presented as if the operation had been discontinued from the start of the comparative year.

During the fourth quarter of 2017, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its switchgear business. Operating results for the swtichgear business, which have been previously included in the T&D Solutions Segment, have now been reclassified as discontinued operations for all periods presented.

The components of assets and liabilities that are attributable to discontinued operations are as follows:

	Year Eneded December 31,
	2017	2016
Assets of discontinued operations:
Accounts receivable - trade, net	$1,568	$3,242
Inventories, net	2,921	3,868
Prepaid expenses	213	136
Property, plant and equipment, net	524	666
Intangible assets, net	1,477	1,604
Goodwill	—	1,445
Other assets	241	175
Assets of discontinued operations	$6,944	$11,136

Liabilities of discontinued operations:
Bank overdrafts	349	114
Accounts payable and accrued liabilities	3,370	4,016
Liabilities of discontinued operations	$3,719	$4,130

The following table presents the discontinued operations of the switchgear business in the Consolidated Statement of Operations:

	For the Years Ended December 31,
	2017	2016
Revenue	$13,001	$15,515
Costs and Expenses
Cost of goods sold	15,317	13,825
Operating Expenses	2,572	3,899
Interest income	(5)	(3)
Impairment of goodwill	1,445	—
Other expense	615	349
Total costs and expenses	19,944	18,070
Loss before provision for income taxes	(6,943)	(2,555)
Income tax benefit	(296)	(38)
Loss from discontinued operations, net of income taxes	$(6,647)	$(2,517)

The following table presents the switchgear business in the Consolidated Statements of Cash Flows:

	December 31,
	2017	2016
Net cash used in operating activities	$(2,964)	$(2,355)
Net cash used in investing activities	(124)	(247)
Net cash provided by financing activities	3,088	2,602
Increase in cash and cash equivalents	$—	$—

6. INVENTORIES

The components of inventories are summarized below:

	December 31,
	2017	2016
Raw materials	$9,229	$8,934
Work in process	3,295	3,909
Finished goods	10,919	9,825
Provision for excess and obsolete inventory	(251)	(389)
Total inventories	$23,192	$22,279

Included in the raw materials and finished goods at December 31, 2017 and December 31, 2016 are goods in transit of approximately $3.1 million.

At December 31, 2017 and 2016, raw materials in the amount of $3.0 million are not pledged to our secured creditor are used for collateral to secure short term borrowings under a product financing arrangement. This short term borrowing agreement provides the Company with the ability to acquire raw materials utilized in connection with their manufacturing process. The Company satisfies the obligation within 60 days of the initial borrowings and yields an interest expense that is immaterial. The aggregate borrowings under this agreement amounted to $5.4 million and $4.0 million as of December 31, 2017 and 2016, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	December 31,
	2017	2016
Land	$50	$47
Buildings	2,547	2,293
Machinery and equipment	10,187	8,970
Furniture and fixtures	430	421
Computer hardware and software	1,097	1,027
Leasehold improvements	528	352
Construction in progress	18	18
	14,857	13,128
Less: Accumulated depreciation	(8,522)	(7,203)
Total property, plant and equipment, net	$6,335	$5,925

Depreciation expense was approximately $1.1 and $1.2 million for December 31, 2017 and 2016, respectively.

8. OTHER ASSETS

In December 2011 and January 2012, the Company made two loans, each in the amount of $0.3 million to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers. The principal balance of the loan receivable is outstanding at December 31, 2017 and December 31, 2016. The Company expects to fully recover these amounts. At December 31, 2017, the Company has classified the principal of $0.6 million to other current assets as the Company anticipates the settlement of both notes in the next twelve months based upon negotiations with the debtor.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested at the reporting unit level annually and if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

 In 2016 we tested goodwill for impairment using a quantitative analysis consisting of a two-step approach. The first step of our quantitative analysis consists of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology. If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit. In the fourth quarter of 2017 the Company adopted ASU No. 2017–04, “Simplifying the Test for Goodwill Impairment” and eliminated Step 2 from the goodwill impairment test.

In 2017, the Company’s annual impairment test resulted in an assessment that the carrying value of its switchgear reporting unit exceeds its fair value. As a result, the Company recorded an impairment charge of $1.4 million to goodwill of the switchgear unit. The operations of the switchgear reporting unit, including goodwill, are currently presented as discontinued operations (see Note 5 – Discontinued Operations).

In 2016, Jefferson recorded an impairment of $110 for its technology-related industry accreditation that was no longer in use.

Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2017 and 2016 are as follows:

	T&D Solutions Segment	Critical Power Solutions Segment	Total Goodwill
Gross Goodwill:
Balance as of January 1, 2016	$6,533	$2,970	$9,503
Adjustments	—	—	—
Balance as of December 31, 2016	$6,533	$2,970	$9,503
Accumulated impairment losses:
Balance as of January 1, 2016	$(976)	$—	$(976)
No activity	—	—	—
Balance as of December 31, 2016	$(976)	$—	$(976)

Net Goodwill	$5,557	$2,970	$8,527

Gross Goodwill:
Balance as of January 1, 2017	$6,533	$2,970	$9,503
No activity	—	—	—
Balance as of December 31, 2017	$6,533	$2,970	$9,503
Accumulated impairment losses:
Balance as of January 1, 2017	$(976)	$—	$(976)
Impairment charges	—	—	—
Balance as of December 31, 2017	$(976)	$—	$(976)

Net Goodwill	$5,557	$2,970	$8,527

Changes in intangible asset balances for the years ended December 31, 2017 and 2016 consisted of the following:

	T&D Solutions Segment	Critical Power Solutions Segment	Total Intangible Assets
Balance as of January 1, 2016	$4,447	$3,843	$8,290
Adjustments	—	—	—
Amortization	(382)	(1,240)	(1,622)
Impairment charges	(110)	—	(110)
Foreign currency translation	6	—	6
Balance as of December 31, 2016	$3,961	$2,603	$6,564
Adjustments	—	—	—
Amortization	(288)	(1,358)	(1,646)
Impairment charges	—	—	—
Foreign currency translation	4	—	4
Balance as of December 31, 2017	$3,677	$1,245	$4,922

The components of intangible assets at December 31, 2017 are summarized below:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Customer relationships	7	$6,691	$(4,813)	$—	$1,878
Non-compete agreements	4	155	(125)	—	30
Trademarks	Indefinite	1,816	—	—	1,816
Distributor territory license	(a)	474	(474)	—	—
Internally developed software	7	289	(124)	—	165
Developed technology	10	493	(149)	—	344
Technology-related industry accreditations	Indefinite	706	—	(17)	689
Total intangible assets		$10,624	$(5,685)	$(17)	$4,922

(a)	During 2017, the Company accelerated and fully amortized distributor territory license intangible asset upon the termination of its distribution agreement with a supplier.

Future scheduled annual straight-line amortization expense over the useful lives of finite life intangible assets is as follows:

Years Ending December 31,	Total
2018	$1,333
2019	215
2020	200
2021	200
2022	124
Thereafter	345
$2,417

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

In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc. (“PECI”), entered into an Amended and Restated Credit Agreement (“CAD ARCA”) with BMO with respect to our existing Canadian credit facilities (as amended and restated, the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. This CAD ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with BMO existing as of December 31, 2015 were waived by BMO. The CAD ARCA was further amended (the “2017 CAD ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 CAD ARCA Amendment”). The 2018 CAD ARCA Amendment extended the term of our Canadian Facilities to April 1, 2020.

Our Canadian Facilities provided for up to $8.2 million CAD (approximately $6.3 million expressed in U.S. dollars) consisting of a revolving $7.0 million CAD Facility A to finance ongoing operations, a $0.5 million CAD Facility B that financed a plant expansion, and a $0.7 million USD Facility that financed a business acquisition and the purchase and expansion of its manufacturing facilities. The 2017 CAD ARCA Amendment increased the Facility A to $8.0 million CAD, increasing the total amount of loans available under the Canadian Facilities to $9.2 million CAD.

Facility A, as amended by the 2017 CAD ARCA Amendment and the 2018 CAD ARCA Amendment, is subject to margin criteria. Facility A, as amended by the 2017 CAD ARCA Amendment, bore interest at BMO’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 0.75% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars. The 2018 CAD ARCA Amendment modified the interest rate on Facility A borrowings to BMO’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 0.50% per annum or LIBOR plus 2.0% per annum on amounts borrowed in U.S. dollars. Pursuant to the 2017 CAD ARCA Amendment, Facility A was to mature on July 31, 2018. The 2018 CAD ARCA Amendment extended the maturity of borrowings under Facility A to April 1, 2020. Consistent with the terms of the historical Facility A Revolver, both a subjective acceleration clause and lockbox arrangement exist, as such the Facility A Revolver will continue to be presented as a current liability. The Company believes, based upon historical experience, that it is probable that the Facility A Revolver will remain in place to fund operations through the maturity of the borrowings in April 2020.

Borrowings under Facility B, as amended by the 2017 CAD ARCA Amendment, bears interest at BMO’s prime rate plus 1.25% per annum with principal repayments becoming due on a five year amortization schedule. Pursuant to the CAD ARCA, quarterly principal repayments were reduced to $47 CAD, with a balloon payment of $141 CAD due on July 31, 2017. The 2017 CAD ARCA Amendment amended the payment schedules so that the quarterly principal payments of $47 CAD was to continue after July 31, 2017 until our borrowings under the facility is fully paid on April 30, 2018. Pursuant to the 2018 CAD ARCA Amendment, the final principal payment of $47 under Facility B remains to be due on April 30, 2018. The 2018 CAD ARCA Amendment did not modify the interest rate on Facility B borrowings, which remains at BMO’s prime rate plus 1.25% per annum.

Borrowings under Facility C, as amended by the 2017 CAD ARCA, bore interest at BMO’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars. Pursuant to the CAD ARCA, a principal repayment of $72 USD was due on June 30, 2016, and the reduced quarterly principal repayments of $36 USD were to be made beginning on October 31, 2016, with a balloon payment of $496 USD due on July 31, 2017. The 2017 CAD ARCA Amendment amended the payment schedules so that the quarterly payments of $36 USD were to continue until July 31, 2018, with a balloon payment of $352 due on July 31, 2018. Pursuant to the 2018 CAD ARCA Amendment, quarterly principal repayments of $36 will continue until January 31, 2020, with a balloon payment of $136 due on April 1, 2020. The 2018 CAD ARCA Amendment modified the interest rate on Facility C borrowings to BMO’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars.

Pursuant to the CAD ARCA, as amended by the 2017 CAD ARCA Amendment and the 2018 CAD ARCA Amendment, financial covenant testing is performed on our consolidated financial statements.  We are required to meet certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, as set forth in the 2017 CAD ARCA Amendment and the 2018 CAD ARCA Amendment. Pursuant to the 2018 CAD ARCA Amendment, BMO waived defaults on all financial covenants existing as of December 31, 2017, for which we were not in compliance.

As of December 31, 2017, we had approximately $3.5 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $2.9 million outstanding under Facility A, $0.1 million outstanding under Facility B and $0.5 million outstanding under Facility C.

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

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with BMO with respect to our U.S. Facilities that replaced and superseded all of our businesses’ prior financing arrangements with the bank. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with BMO existing as of December 31, 2015 were waived by BMO. The US ARCA was further amended (the “2017 US ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 US ARCA Amendment”).  The 2018 US ARCA Amendment extended the term of our US Facilities to April 1, 2020.

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

USD Facility A, as amended and restated per 2017 US ARCA, bore interest, at our option, at BMO’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Pursuant to the 2018 US ARCA Amendment, borrowings under Facility A bears interest, at our option, at the BMO’s prime rate plus 0.75% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.00% per annum on Eurodollar loans. USD Facility A had a maturity date of July 31, 2017, which was extended to July 31, 2018 pursuant to the 2017 US ARCA Amendment. The 2018 US ARCA Amendment extended the maturity of borrowings under Facility A to April 1, 2020. Consistent with the terms of the historical USD Facility A Revolver, both a subjective acceleration clause and lockbox arrangement exist, as such the USD Facility A Revolver will continue to be presented as a current liability. The Company believes, based upon historical experience, that it is probable that the USD Facility A Revolver will remain in place to fund operations through the maturity of the borrowings in April 2020.

Borrowings under USD Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Pursuant to the US ARCA, our quarterly principal payments were reduced to $31 USD for calendar year 2016, with the original amortization schedule continuing to apply to all quarterly principal payments made after December 31, 2016, and the final maturity date of December 2, 2019. The 2017 US ARCA Amendment reduced the scheduled quarterly principal payments to $31 USD, commencing March 31, 2017, to continue until July 31, 2018, with a balloon payment of $4,438 on July 31, 2018. Pursuant to the 2018 US ARCA Amendment, quarterly principal repayments beginning on July 31, 2018 are increased to $100 and will continue until March 31, 2020 with a balloon payment of $2,338 due on April 1, 2020. Facility B will continue to bear interest, at our option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. The 2018 US ARCA Amendment did not change the Facility B interest rate.

Pursuant to the US ARCA, as amended by the 2017 US ARCA Amendment and the 2018 US ARCA Amendment, financial covenant testing is performed on our consolidated financial statements.  We are required to meet certain minimum working capital ratios, minimum EBITDA levels and effective tangible net worth levels for each fiscal quarter, as set forth in the 2017 US ARCA Amendment and the 2018 US ARCA Amendment. On March 6, 2017, we received a waiver from BMO on certain financial covenants existing as of December 31, 2016. On March 28, 2018, pursuant to the 2018 US ARCA Amendment, BMO waived defaults on all financial covenants existing as of December 31, 2017 for which we were not in compliance.

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

As of December 31, 2017, we had approximately $19.4 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $14.9 million outstanding under USD Facility A, and $4.5 million outstanding under USD Facility B.

As of December 31, 2016, we had approximately $17.9 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $13.3 million outstanding under USD Facility A, and $4.6 million outstanding under USD Facility B.

Nexus Promissory Note

On July 25, 2012, Nexus Magneticos de Mexico, S. de R.L. de C.V., a subsidiary of Jefferson Electric, Inc., entered into a $1.7 million term loan agreement with GE CF Mexico, S.A. de C.V. The term loan from GE CF Mexico, S.A. de C.V. is payable in 60 consecutive monthly installments and bears interest, payable monthly, at a rate of 6.93% per annum. In December 2013, we elected to make a $250 advance payment against the Nexus Promissory Note. We provided a guaranty to GE CF Mexico, S.A. de C.V. of all of Nexus Magneticos de Mexico, S. de R.L. de C.V.’s obligations under the term loan agreement. As of December 31, 2017, the balance of the note has been fully repaid. At December 31, 2016, there was approximately $0.2 million outstanding under the Nexus Promissory Note.

  Long-term debt consists of the following:

	December 31,
	2017	2016
Term credit facilities, net (a)	$4,933	$5,194
Nexus promissory note	—	185
Capital lease obligations	2	5
Total debt	4,935	5,384
Less current portion	(782)	(1,379)
Total long-term debt	$4,153	$4,005

(a)	The balances as of December 31, 2017 and 2016 are net of debt issuance costs of $102 and $245, respectively.

Excluding debt issuance costs of $102, the annual maturities of long-term debt at December 31, 2017, were as follows:

Years Ending December 31,	Long-term debt maturities
2018	$884
2019	1,344
2020	2,810
2021	—
Thereafter	—
Total long-term debt maturities	$5,038

Short Term Borrowings

We maintain a short term borrowing arrangement to fund the purchase of raw materials utilized in certain manufacturing processes. The aggregate borrowings under this arrangement amounted to $5.4 million and $4.0 million as of December 31, 2017 and 2016, respectively. See Note 6– Inventories in Notes to Consolidated Financial Statements in Part II of this Form 10-K.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain offices, facilities and equipment under operating leases expiring at various dates through 2026. At December 31, 2017, the minimum annual lease commitments under the leases having terms in excess of one year were as follows:

Years Ending December 31,	Operating Leases
2018	$1,447
2019	1,033
2020	891
2021	533
2022	420
Thereafter	1,344
Total lease commitments	$5,668

Rent and lease expense was approximately $1.4 and $1.2 million for the year ended December 31, 2017 and 2016, respectively. Rent expense of our switchgear business, included in discontinued operations was approximately $0.2 million for the years ended December 31, 2017 and 2016.

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

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 and 8,699,712 shares of common stock, $0.001 par value per share, outstanding as of December 31, 2017 and 2016, respectively.

Warrants

The Company had warrants outstanding to purchase 50,600 shares of common stock, with a weighted average exercise price of $7.00 per share, as of December 31, 2017 and 2016. The warrants expire on September 18, 2018. No warrants were exercised during the years ended December 31, 2017 and 2016.

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

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in an unrealized gain of $169 for the year ended December 31, 2017, as compared to an unrealized loss of $37 for the year ended December 31, 2016.

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

On May 11, 2011, the board of directors of the Company adopted the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) which was subsequently approved by stockholders of the Company on May 31, 2011. The 2011 Plan replaces and supersedes the 2009 Plan. The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the Board that is designated to administer the Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 700,000 shares. As of December 31, 2017, 435,800 stock options had been granted, consisting of 36,000 incentive stock options and 399,800 non-qualified stock options.

Expense for stock-based compensation recorded for the years ended December 31, 2017 and 2016 was approximately $0.5 and $0.1 million, respectively. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2017, the Company had total stock-based compensation expense remaining to be recognized of approximately $0.2 million.

The fair value of the stock options granted was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2017	2016
Expected volatility	31.1 - 31.3%	34 - 35%
Expected life in years	5.5 - 6.0	5.5 - 6.0
Risk-free interest rate	2.08 - 2.15%	1.57 - 1.66%
Dividend yield	0%	0%

A summary of stock option activity for the years ended December 31, 2017 and 2016, and changes during the years then ended is presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2016	344,733	$9.35	6.5	$107
Granted	27,000	3.68	9.2	28
Exercised	—	—	—	—
Forfeited	(124,333)	9.31	5.9	—
Outstanding as of December 31, 2016	247,400	$8.75	5.9	$135
Granted	262,000	7.3	9.2	81
Exercised	(26,333)	4.55	—	—
Forfeited	(47,267)	6.74	6.8	—
Outstanding as of December 31, 2017	435,800	$8.35	7.5	$216

Exercisable as of December 31, 2017	173,800	$9.94	4.8	$135

The total number of shares reserved for the plan is 700,000 leaving a balance of 237,867 available for future grants.

Intrinsic value is the difference between the market value of the stock at December 31, 2017 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below:

	Year Ended Decmber 31,
	2017	2016
Weighted-average fair value of options granted (per share)	$2.40	$1.33
Intrinsic value gain of options exercised	81	—
Cash receipts from exercise of options	120	—

14. INCOME TAXES

The components of income before income taxes are summarized below:

	Year Ended Decmber 31,
	2017	2016
Income (loss) before income taxes
U.S. operations	$(677)	$(20)
Foreign operations	1,534	2,399
Income before income taxes	$857	$2,379

The components of the income tax provision (benefit) were as follows:

	Year Ended Decmber 31,
	2017	2016
Current
Federal	$—	$—
State	472	152
Foreign	643	1,184
Deferred	2,439	(411)
Total income tax expense	$3,554	$925

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on income before taxes, is as follows:

	Year Ended Decmber 31,
	2017	2016
Federal income tax at statutory rate	$301	$833
State and local income tax, net	227	12
Foreign rate differential	(143)	199
Other permanent items	86	(319)
Foreign tax credit	—	38
Impact of Tax Cuts and Jobs Act Enactment	653	—
Impact of repatriation of foreign subsidiary income	312	—
Valuation allowance	2,280	—
True-up and other	(162)	162
Total	$3,554	$925

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. tax reform”) that lowers the statutory tax rate on U.S. earnings, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.

The impact of U.S. tax reform has been recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Department of the Treasury on several provisions, including the computation of the transition tax. Guidance during 2018 could impact the information required for, and the calculation of, the transition tax charge and could affect decisions that affect the tax on various U.S. and foreign items which would further impact the final amounts included in the transition charge and impact the revaluation of deferred taxes. In addition, analysis performed and conclusions reached as part of the tax return filing process and additional guidance on accounting for U.S. tax reform could affect the provisional amount.

As part of tax reform, the U.S. has enacted a minimum tax on foreign earnings (“global intangible low-taxed income”). Because aspects of the new law and effect on our operations is uncertain and aspects of the accounting rules associated with this provision have not been resolved, we have not made a provisional accrual for the deferred tax aspects of this provision and consequently have not made an accounting policy election with respect to tax treatment of this tax provision.

As a result of enactment of U.S. tax reform, we have recorded tax expense of $653 in 2017 to reflect our provisional estimate of both the transition tax on historic foreign earnings of $59 and the revaluation of deferred taxes of $712.

The Company’s provision for income taxes reflects an effective tax rate on income from continuing operations before income taxes of 415% in 2017, as compared to 39% in 2016. The increase in the Company’s effective tax rate during 2017 primarily reflects the recognition of a valuation allowance, the impact of the Tax Cuts and Jobs Act Enactment and the anticipated partial repatriation of foreign subsidiary income in the first quarter of 2018.

The Company intends to reimburse funds borrowed from its subsidiary in the first quarter of 2018. To finance the reimbursement the Canadian subsidiary will issue a limited dividend of $9,724. The Company has provided for $486 of Canadian withholding taxes as well as a loss $446 for foreign exchange upon realization of the dividend. Beyond the limited dividend, the Company has not established deferred income taxes on accumulated undistributed earnings of its foreign subsidiary, which are expected to be reinvested indefinitely. Repatriation of all accumulated earnings of its foreign subsidiary would be impracticable to the extent such earnings represent capital to support normal business operations. Although no U.S. federal taxes will be imposed on future distribution of foreign earnings, the distributions could be subject to Canadian withholding tax. U.S. federal taxes could be imposed if foreign income were loaned to us or a U.S. affiliate, or if our operations result in U.S. tax through the application of the other U.S. tax laws.

The net deferred income tax asset (liability) was comprised of the following:

	December 31,
	2017	2016
Noncurrent deferred income taxes
Total assets	$2,729	$5,659
Total liabilities	(1,665)	(2,400)
Net noncurrent deferred income tax asset	1,064	3,259
Net deferred income tax asset	$1,064	$3,259

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	December 31,
	2017	2016
Deferred tax assets
Canada net operating loss carryforward	$148	$—
Non-deductible reserves	1,180	1,122
Pension plan	75	47
Tax credits	4,631	3,463
Fixed assets	104	116
Intangibles	1,203	920
Other	116	(9)
Valuation allowance	(4,728)	—
Net deferred tax assets	2,729	5,659
Deferred Liability
Fixed assets	(415)	(1,065)
Intangibles	(764)	(1,335)
Other	(486)	—
Net deferred tax liabilities	(1,665)	(2,400)
Deferred asset, net	$1,064	$3,259

The assessment of the amount of value assigned to the Company’s deferred tax assets under the applicable accounting rules is judgmental. The Company is required to consider all available positive and negative evidence in evaluating the likelihood that the Company will be able to realize the benefit of its deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved. Realization of our deferred tax assets is dependent on generating sufficient taxable income in future periods. The Company does not believe that it is more likely than not that future taxable income will be sufficient to allow the Company to recover substantially all of the value assigned to its deferred tax assets. Accordingly, the Company has provided for a valuation allowance of the Company’s foreign tax credits as the Company does not anticipate generating foreign source income.

As of December 31, 2017, the Company does not have net operating loss carryforwards. The company has Canadian net operating losses of $148. The Company has approximately $4.6 million of foreign tax credits which expire beginning on January 1, 2021 for which it has provided a full valuation allowance and $39 of research and development credits which expire in 2032.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

Uncertain Tax Position
Balance as of January 1, 2016	$317
Decreases related to tax return becoming statuted barred during the year	(113)
Balance as of December 31, 2016	$204
Foreign currency translation	14
Balance as of December 31, 2017	$218

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

The tax years subject to examination by major tax jurisdiction include the years 2011 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years 2012 and forward for the Canadian jurisdiction.

15. PENSION PLAN

A Canadian subsidiary of the Company sponsors a defined benefit pension plan in which a majority of its employees are members. The employer contributes 100% to the plan. The benefits, or the rate per year of credit service, are established by the Company’s subsidiary and updated at its discretion.

Cost of Benefits

The components of the expense the Company incurred under the pension plan are as follows:

	Year Ended December 31,
	2017	2016
Current service cost, net of employee contributions	$42	$46
Interest cost on accrued benefit obligation	103	102
Expected return on plan assets	(163)	(163)
Amortization of transitional obligation	10	10
Amortization of past service costs	7	7
Amortization of net actuarial gain	47	37
Total cost of benefit	$46	$39

Benefit Obligation

The Company’s obligation for the pension plan is valued annually as of the beginning of each fiscal year. The projected benefit obligation represents the present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants.

The Company’s obligations pursuant to the pension plan are as follows:

	December 31,
	2017	2016
Projected benefit obligation, at beginning of year	$2,628	$2,578
Current service cost, net of employee contributions	42	46
Employee contributions	31	30
Interest cost	103	102
Actuarial loss	—	15
Impact of change in discount rate	173	39
Benefits paid	(180)	(167)
Foreign exchange adjustment	188	(15)
Projected benefit obligation, at end of year	$2,985	$2,628

 A summary of expected benefit payments related to the pension plan is as follows:

Years Ending December 31,	Pension Plan
2018	$169
2019	165
2020	161
2021	158
2022	154
2023–2027	728

Other changes in plan assets and benefit obligations recognized in other comprehensive income / (loss) are as follows:

	Year Ended December 31,
	2017	2016
Net loss	$(199)	$(220)
Amortization of prior service cost	7	7
Amortization of gain	47	37
Amortization of transitional asset	10	10
	(135)	(166)
Taxes	(27)	(9)
Total recognized in other comprehensive loss, net of taxes	$(108)	$(157)

The estimated net loss amortized from accumulated other comprehensive income / (loss) into net periodic benefit cost over the next year amounts to approximately $38. The estimated prior service cost amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $7. The estimated transitional asset amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $10.

The accumulated other comprehensive income / (loss) consists of the following amounts that have not yet been recognized as components of net benefit cost:

	December 31,
	2017	2016
Unrecognized prior service cost	$88	$96
Unrecognized net actuarial loss	1,508	1,348
Unrecognized transitional obligation	46	58
Deferred income taxes	(435)	(404)
Total	$1,207	$1,098

Plan Assets

Assets held by the pension plan are invested in accordance with the provisions of the Company’s approved investment policy. The pension plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments. The asset allocation for the pension plan at the end of 2017 and 2016 and the target allocation for 2018, by asset category, is as follows:

	December 31,		2018 Target Allocation
	2017	2016
Equity securities	34%	37%	34%
Fixed income securities	57	53	57
Real estate	7	8	7
Other	2	2	2
Total	100%	100%	100%

The fair market values, by asset category are as follows:

	Fair Value Measurements at December 31,
	2017	2016
Equity securities	$919	$909
Fixed income securities	1,540	1,302
Real estate	189	196
Other	54	49
Total	$2,702	$2,456

Changes in the assets held by the pension plan in the years 2017 and 2016 are as follows:

	December 31,
	2017	2016
Fair value of plan assets, at beginning of year	$2,456	$2,515
Actual return on plan assets	136	(3)
Employer contributions	85	96
Employee contributions	31	30
Benefits paid	(180)	(167)
Foreign exchange adjustment	174	(15)
Fair value of plan assets, at end of year	$2,702	$2,456

Contributions

The Company’s policy is to fund the pension plan at or above the minimum required by law. The Company made $0.1 million of contributions to its defined benefit pension plan in each of the 2017 and 2016 years. The Company expects to make contributions of less than $0.1 million to the defined benefit pension plan in 2018. Changes in the discount rate and actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

Funded Status

The funded status of the pension plan is as follows:

	December 31,
	2017	2016
Projected benefit obligation	$2,985	$2,628
Fair value of plan assets	2,702	2,456
Accrued obligation (long term)	$283	$172

Assumptions

Assumptions used in accounting for the pension plan are as follows:

	December 31,
	2017	2016
Weighted average discount rate used to determine the accrued benefit obligations	3.40%	3.80%
Discount rate used to determine the net pension expense	3.80%	3.90%
Expected long-term rate on plan assets	6.50%	6.50%

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

The following tables present information about segment income and loss:

	Year Ended December 31,
	2017	2016
Revenues
T&D Solutions
Transformers	$86,325	$81,100
	86,325	81,100
Critical Power Solutions
Equipment	5,898	10,166
Service	9,167	8,366
	15,065	18,532
Consolidated	$101,390	$99,632

	Year Ended December 31,
	2017	2016
Depreciation and Amortization
T&D Solutions	$1,103	$1,328
Critical Power Solutions	1,533	1,405
Unallocated Corporate Overhead Expenses	68	67
Consolidated	$2,704	$2,800

	Year Ended December 31,
	2017	2016
Operating Income (Loss)
T&D Solutions	$6,823	$6,708
Critical Power Solutions	(713)	62
Unallocated Corporate Overhead Expenses	(2,723)	(3,206)
Consolidated	$3,387	$3,564

The following table presents information which reconciles segment assets to consolidated total assets:

	December 31,
	2017	2016
Assets
T&D Solutions	$50,709	$48,643
Critical Power Solutions	7,955	10,620
Corporate	4,282	7,009
Assets of discontinued operations	6,944	11,136
Consolidated	$69,890	$77,408

Corporate assets consist primarily of cash and deferred tax assets.

Revenues are attributable to countries based on the location of the Company’s customers:

	Year Ended December 31,
	2017	2016
Revenues
United States	$64,923	$68,313
Canada	36,251	31,210
Others	216	109
Total	$101,390	$99,632

Sales to Siemens and Hydro-Quebec Utility Company accounted for approximately 18% and 11%, respectively, of the Company’s total sales in 2017, as compared to 15% and 9%, respectively, in 2016.

Excluding sales of our discontinued switchgear business from the Company’s total sales, sales to Siemens and Hydro-Quebec Utility Company accounted for approximately 20% and 12%, respectively, in 2017, as compared to 17% and 10%, respectively, in 2016.

The distribution of the Company’s property, plant and equipment by geographic location is approximately as follows:

	December 31,
	2017	2016
Property, plant and equipment
Canada	$2,278	$3,793
United States	708	668
Mexico	3,349	1,464
Total	$6,335	$5,925

17. BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE

Basic and diluted (loss) income per common share are calculated based on the weighted average number of shares outstanding during the period. The Company’s employee and director stock option awards, as well as incremental shares issuable upon exercise of warrants, are not considered in the calculations if the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share data):

	Year Ended December 31,
	2017	2016
Numerator:
(Loss) income from continuing operations	$(2,697)	$1,454
Loss from discontinued operations, net of income taxes	(6,647)	(2,517)
Net loss	(9,344)	(1,063)

Denominator:
Weighted average basic shares outstanding	8,717	8,700
Denominator for diluted earnings per common share	8,717	8,700

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	383	173
Warrants	51	51

(Loss) earnings per share:
Basic
(Loss) income from continuing operations	$(0.31)	$0.17
Loss from discontinued operations	(0.76)	(0.29)
Net loss	$(1.07)	$(0.12)

Diluted
(Loss) income from continuring operations	$(0.31)	$0.17
Loss from discontinued operations	(0.76)	(0.29)
Net loss	$(1.07)	$(0.12)

18. SUBSEQUENT EVENTS

On March 28, 2018, the Company executed amendments to credit agreements that extended our Canadian and United States credit facilities from the Bank of Montreal to April 1, 2020. These amendments modified our credit facilities as follows:

Canadian Credit Facilities

•	Revolving Facility A shall not exceed $8.0 million CAD and is extended to April 1, 2020. The interest rate on Facility A is modified to Bank of Montreal’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 0.50% per annum or LIBOR plus 2.0% per annum on amounts borrowed in U.S. dollars. Consistent with the terms of the historical Facility A Revolver, both a subjective acceleration clause and lockbox arrangement exist, as such the Facility A Revolver will continue to be presented as a current liability. The Company believes, based upon historical experience, that it is probable that the Facility A Revolver will remain in place to fund operations through the maturity of the borrowings in April 2020.
•	Facility B – final principal payment of $47 remained to be due on April 30, 2018. The interest rate on Facility B remained unchanged to Bank of Montreal’s prime rate plus 1.25% per annum.
•	Facility C – quarterly principal repayments of $36 will continue until January 31, 2020, with a balloon payment of $136 due on April 1, 2020. The interest rate on Facility C was modified to Bank of Montreal’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or its U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars.

United States Credit Facilities

•	Revolving Facility A shall not exceed $15.0 million and is extended to April 1, 2020. Facility A will bear interest, at our option, at the bank’s prime rate plus 0.75% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.00% per annum on Eurodollar loans. Consistent with the terms of the historical USD Facility A Revolver, both a subjective acceleration clause and lockbox arrangement exist, as such the USD Facility A Revolver will continue to be presented as a current liability. The Company believes, based upon historical experience, that it is probable that the USD Facility A Revolver will remain in place to fund operations through the maturity of the borrowings in April 2020.
•	Facility B – quarterly principal repayments beginning on July 31, 2018 are increased to $100 and will continue until March 31, 2020 with a balloon payment of $2,338 due on April 1, 2020. Facility B will continue to bear interest, at our option, at the bank’s prime rate plus 1.25% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of December 31, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, we determined that controls are not effective because control deficiencies existed that constituted a material weakness, as described below:

Material weakness in financial close and reporting process – While we believe we have improved the capabilities of our accounting personnel with respect training in the application of GAAP commensurate with our financial reporting requirements to identify and address risks critical to financial reporting, there continues to be a deficiency in our ability to gather, analyze and thoroughly review information related to financial reporting in a timely manner, and could result in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation Plan

As of December 31, 2017, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically:

•	We have executed a plan that provided for the recruitment of new senior personnel at our reporting unit locations, as well as additional training for existing accounting staff as it relates to our financial reporting requirements.
•	Members of management and the accounting staff have received additional training related to policies, procedures and internal controls, including Pioneer’s policies regarding monthly reconciliations and supervisory review procedures for all significant accounts.
•	Our corporate accounting group, assisted by an independent consulting firm that has been engaged, has reviewed and assessed progress on the remediation plan noted above.

While we have taken certain actions to address the material weaknesses identified and believe that improvements have been made on remediating the material weakness described above, additional measures continue to be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 (the “2018 Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers and Corporate Governance – Corporate Governance and Board Matters – Compensation Committee Interlocks and Insider Participation” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Additional information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance – Corporate Governance and Board Matters – Director Independence” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.	We have filed the following documents as part of this Annual Report on Form 10-K:

	1.	Consolidated Financial Statements

		The following financial statements are included in Item 8 herein:
		Report of Independent Registered Public Accounting Firm	35
		Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016	36
		Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017 and 2016	37
		Consolidated Balance Sheets as of December 31, 2017 and 2016	38
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016	39
		Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017 and 2016	40
		Notes to Consolidated Financial Statements	41

	2.	Financial Statement Schedules

		None.

	3.	Exhibits

		See the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY.

None.

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

10.7+

First Amendment to Employment Agreement, dated November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2014).

10.8+

Employment Agreement, dated April 30, 2010, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.9+

First Amendment to Employment Agreement, dated April 30, 2013, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 30, 2013).

10.10

Collective Labor Agreement, dated January 28, 2016, by and between Pioneer Transformers Ltd. and United Steelworkers, Local Section 9414 (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.11

Collective Bargaining Agreement Nexus Magneticos S. de R.L. de C.V., dated January 1, 2011 (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.12

Industrial Lease between Comercializadora Reynosa Para La Industria Maquiladora S.A. DE C.V. and Nexus Magneticos e Mexico S. de R.L. de C.V (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 1, 2013).

10.13

Amendment Agreement, dated June 30, 2011, by and among Fiducie Familiale Mazoyer, Bon-Ange Inc., Gilles Mazoyer and 834080 Canada Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.14

Equipment Purchase Agreement, dated July 1, 2011, by and among Vermont Transformer, Inc., GCEFF Inc., Gilles Mazoyer nd 7834080 Canada Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.15

Security Agreement, dated as of June 28, 2013, by and among Pioneer Power Solutions, Inc., Pioneer Critical Power Inc. and Jefferson Electric, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.16

Guaranty Agreement, dated as of June 28, 2013, by Pioneer Power Solutions, Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.17

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

10.18

Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

10.19+

Second Amendment to Employment Agreement, dated June 30, 2016, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.20+

Second Amendment to Employment Agreement, dated June 30, 2016, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.21	Waiver Letter, dated March 6, 2017, from Bank of Montreal, Chicago Branch, as lender.
10.22

First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender.

10.23

First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender.

10.24*

Second Amending Agreement, dated as of March 28, 2018, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender.

10.25*

Second Amending Agreement, dated as of March 28, 2018, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender.

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
101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

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

PIONEER POWER SOLUTIONS, INC.

Date: April 2, 2018	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nathan J. Mazurek		April 2, 2018
Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Thomas Klink		April 2, 2018
Thomas Klink	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Yossi Cohn		April 2, 2018
Yossi Cohn	Director

/s/ David J. Landes		April 2, 2018
David J. Landes	Director

/s/ Ian Ross		April 2, 2018
Ian Ross	Director

/s/ David Tesler		April 2, 2018
David Tesler	Director

/s/ Jonathan Tulkoff		April 2, 2018
Jonathan Tulkoff	Director