Form 10-Q
period 2018-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2018-05-15
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 15, 2018 was 8,726,045.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2018

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$23,475	$25,057
Cost of goods sold
Cost of goods sold	19,047	19,490
Total cost of goods sold	19,047	19,490
Gross profit	4,428	5,567
Operating expenses
Selling, general and administrative	4,198	4,340
Restructuring and integration	—	155
Foreign exchange loss (gain)	74	(61)
Total operating expenses	4,272	4,434
Income from continuing operations	156	1,133
Interest expense	649	549
Other expense	116	98
(Loss) income before taxes	(609)	486
Income tax (benefit) expense	(28)	280
Net (loss) income from continuing operations	(581)	206
Income (loss) from discontinued operations, net of income taxes	7	(97)
Net (loss) income	$(574)	$109

(Loss) earnings per share:
Basic and diluted
(Loss) income from continuing operations	$(0.07)	$0.02
Loss from discontinued operations	0.00	(0.01)
Net (loss) income	$(0.07)	$0.01

Diluted
(Loss) income from continuing operations	$(0.07)	$0.02
Loss from discontinued operations	0.00	(0.01)
Net (loss) income	$(0.07)	$0.01

Weighted average common shares outstanding:
Basic	8,726	8,702
Diluted	8,726	8,737

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(574)	$109
Other comprehensive (loss) income
Foreign currency translation adjustments	(166)	63
Amortization of net prior service costs and net actuarial (losses)/gains, net of tax	(15)	26
Other comprehensive (loss) income	(181)	89
Comprehensive (loss) income	$(755)	$198

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$268	$218
Accounts receivable, net	13,536	13,432
Inventories, net	24,570	23,192
Income taxes receivable	876	743
Prepaid expenses and other current assets	3,121	2,803
Current assets of discontinued operations	6,291	7,073
Total current assets	48,662	47,461
Property, plant and equipment, net	6,175	6,335
Deferred income taxes	2,895	2,729
Other assets	4,632	4,281
Intangible assets, net	4,569	4,922
Goodwill	8,527	8,527
Total assets	$75,460	$74,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$936	$833
Revolving credit facilities	19,318	17,814
Short term borrowings	3,385	5,430
Accounts payable and accrued liabilities	20,794	16,873
Current maturities of long-term debt and capital lease obligations	1,040	782
Income taxes payable	1,289	1,164
Current liabilities of discontinued operations	2,380	3,856
Total current liabilities	49,142	46,752
Long-term debt, net of current maturities	3,817	4,153
Pension deficit	298	283
Other long-term liabilities	3,617	3,853
Deferred income taxes	1,644	1,665
Total liabilities	58,518	56,706
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on March 31, 2018 and December 31, 2017	9	9
Additional paid-in capital	23,949	23,801
Accumulated other comprehensive loss	(5,979)	(5,798)
Accumulated deficit	(1,037)	(463)
Total stockholders’ equity	16,942	17,549
Total liabilities and stockholders’ equity	$75,460	$74,255

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net (loss) income	$(574)	$109
Depreciation	310	307
Amortization of intangible assets	383	414
Amortization of right-of-use assets	136	117
Amortization of debt issuance cost	21	74
Deferred income tax (benefit) expense	(193)	180
Change in receivable reserves	(156)	44
Change in inventory reserves	17	13
Accrued pension	8	(16)
Stock-based compensation	148	30
Other	12	4
Foreign currency remeasurement gain	36	1
Changes in current operating assets and liabilities:
Accounts receivable	210	1,121
Inventories	(1,297)	(3,618)
Prepaid expenses and other assets	(906)	308
Income taxes	1	(561)
Accounts payable and accrued liabilities	2,900	2,533
Net cash provided by operating activities	1,056	1,060

Investing activities
Additions to property, plant and equipment	(152)	(496)
Proceeds from sale of fixed assets	—	5
Net cash used in investing activities	(152)	(491)

Financing activities
Bank overdrafts	(160)	(241)
Short term borrowings	(2,045)	(164)
Borrowing under debt agreement	11,347	11,392
Repayment of debt	(9,881)	(11,438)
Payment of debt issuance cost	6	(52)
Net proceeds from the exercise of options for common stock	—	59
Principal repayments of financing leases	(124)	(82)
Net cash used in financing activities	(857)	(526)

Increase in cash and cash equivalents	47	43
Effect of foreign exchange on cash and cash equivalents	3	(54)

Cash and cash equivalents
Beginning of period	218	246
End of period	$268	$235

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

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018: Transmission and Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of March 31, 2018. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

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

During the fourth quarter of 2017, as part of the Company’s review of strategic alternatives, the Company made approved efforts to sell its switchgear business unit operated as Pioneer Custom Electric Products, Inc. (“PCEP”). On May 2, 2018, Pioneer Custom Electric Products Corp. (“PCEP”), a wholly owned subsidiary of Pioneer Power Solutions, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with CleanSpark, Inc. (“CleanSpark”), pursuant to which PCEP will sell certain assets (the “Asset Sale”) comprising the PCEP business to CleanSpark (the “Purchased Assets”). No debt or significant liabilities are being assumed by CleanSpark in the Asset Sale.

Operating results for PCEP, which have been previously included in the T&D Solutions Segment, have now been reclassified as discontinued operations for all periods presented. See Note 5 – Discontinued Operations in Notes to Consolidated Financial Statements in Part I of this Form 10-Q. Unless noted otherwise, discussions in these notes pertain to our continuous operations.

These unaudited consolidated financial statements should be read in conjunction with the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in the Company’s accounting policies during the first quarter of 2018 except adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, ASU No. 2016-02, Leases and ASU No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost as further described below.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

Revenue from Contracts with Customers. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Recession of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than were required under previously existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Companies may use either of the following transition methods to adopt this standard: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures) (the “modified retrospective approach”). We completed a review of our various revenue streams within our two reportable segments: (i) T&D Solutions and (ii) Critical Power. We have gathered data to quantify the amount of sales by type of revenue stream and categorized the types of sales for our business units for the purpose of comparing how we recognized revenue to the new standard in order to quantify the impact of this ASU. We generally anticipate having substantially similar performance obligations under the new guidance when compared to previously existing U.S. GAAP. We have made policy elections within the amended standard that are consistent with our existing accounting. We adopted ASU 2014-09 in our first quarter of 2018 using the modified retrospective approach. We have performed a quantitative assessment of adopting ASU 2014-09 and concluded that there is no material impact to our financial statements other than enhanced disclosures and there are no changes to the opening retained earnings balance.

Income Taxes. In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. We adopted ASU 2016-16 in the first quarter of 2018 using a modified retrospective approach. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.

Retirement Standard. In March 2017, the FASB issued ASU No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. We adopted Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the “New Retirement Standard”), effective January 1, 2018 using the full-retrospective method. The New Retirement Standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. The Company elected to apply the practical expedient and use the amounts disclosed in Note 11 to the financial statements included in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 as the estimation basis for applying the retrospective presentation requirements of the standard.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. We adopted this standard in our first quarter of 2018 using the modified retrospective approach. As a result, the opening retained earnings for January 1, 2017 was reduced by approximately $0.1 million. There was also an increase in assets and corresponding liabilities of approximately $5.3 and $5.2 million, respectively, at January 1, 2017.

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of Update No. 2016-15 is to reduce the diversity in practice in presentation and classification of the following items within the statement of cash flows: debt prepayments or debt extinguishment costs, settlement of zero coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments and beneficial interests in securitization transactions. It also addresses classification of transactions that have characteristics of more than one class of cash flows. Update No. 2016-15 is effective for annual periods beginning after December 15, 2017, and a retrospective transition method is required. We adopted ASU 2016-15 in our first quarter of 2018 using the retrospective approach. The adoption of ASU 2016-15 did not have a material impact on our consolidated statements of cash flows.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

3. REVENUES

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Nature of our products and services

Our principal products and services include custom-engineered electrical transformers and engine-generator sets and controls, complemented by a national field-service network to maintain and repair power generation assets.

Products

We provide electrical transformers that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications.

We provide customers with sophisticated power generation equipment and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency.

Services

Power generation systems represent considerable investments that require proper maintenance and service in order to operate reliably during a time of emergency. Our power maintenance programs provide preventative maintenance, repair and support service for our customers’ power generation systems.

Our principal source of revenue is derived from sales of products and fees for services. We measure revenue based upon the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of our products when the risk of loss or control for the product transfers to the customer and for services as they are performed. Under ASC 606, revenue is recognized when a customer obtains control of promised products or services in an amount that reflects the consideration we expect to receive in exchange for those products or services. To achieve this core principal, the Company applies the following five steps:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the products or services to be transferred and identifies the payment terms related to these products or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for products or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised products or services, the Company must apply judgment to determine whether promised products or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised products or services are accounted for as a combined performance obligation.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. The customer payments are generally due in 30 days.

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis or cost of the product or service. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised product or service to a customer.

Substantially all of our revenue is recognized at a point of time, as the promised product passes to the customer. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered.

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended March 31,
	2018	2017
Products	$21,314	$22,862
Services	2,161	2,195
Total Revenue	$23,475	$25,057

See Note 14 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. There was no adjustment to opening retained earnings due to the impact of adopting Topic 606.

4. OTHER EXPENSE

Other expense in the consolidated statements of operations reports certain losses associated with activities not directly related to our core operations. For the quarter ended, March 31, 2018, we had approximately $116 in other expense, which consisted primarily of an adjustment from an audit of prior period sales/value added taxes in Canada.

For the quarter ended, March 31, 2017, we had approximately $98 in other expense, which included $47 of accrued payroll tax interest and penalties.

5. DISCONTINUED OPERATIONS

A discontinued operation is a component of the Company’s business that represents a separate major line of business that had been disposed of or is held for sale. Classification as a discontinued operation occurs upon disposal or when the operation meets the criteria to be classified as held for sale, if earlier. When an operation is classified as a discontinued operation, the comparative Consolidated Statement of Operations, Consolidated Statement of Cash Flows, and Consolidated Balance Sheets are presented as if the operation had been discontinued from the start of the comparative year.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

During the fourth quarter of 2017, as part of the Company’s review of strategic alternatives, the Company made approved efforts to sell its switchgear business. On May 2, 2018, Pioneer Custom Electric Products Corp. (“PCEP”), a wholly owned subsidiary of Pioneer Power Solutions, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with CleanSpark, Inc. (“CleanSpark”), pursuant to which PCEP will sell certain assets (the “Asset Sale”) comprising the PCEP business to CleanSpark (the “Purchased Assets”). No debt or significant liabilities are being assumed by CleanSpark in the Asset Sale.

As consideration for the Purchased Assets, CleanSpark has agreed to pay total consideration comprised of the following: (a) an 18-month promissory note at 9% interest, in principal amount equal to the net carrying value of the business at closing; (b) a three-year equipment lease to be entered into at closing of the Asset Sale, providing for rent payments in the amount of $7,500 per month, which also includes two renewal terms of one-year each at CleanSpark’s option and a CleanSpark purchase option of $1,000,000; (c) 7,000,000 shares of CleanSpark common stock, based on an agreed upon value of $0.80 per share, for a total agreed upon value of $5,600,000; (d) a five year warrant to purchase 1,000,000 shares of CleanSpark common stock at an exercise price of $1.60 per share; and (e) a five year warrant to purchase 1,000,000 shares of CleanSpark common stock at an exercise price of $2.00 per share.

Operating results for the switchgear business, which have been previously included in the T&D Solutions Segment, have now been reclassified as discontinued operations for all periods presented.

The components of assets and liabilities that are attributable to discontinued operations are as follows:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets of discontinued operations:
Accounts receivable - trade, net	$1,284	$1,568
Inventories, net	2,615	2,921
Prepaid expenses	176	214
Property, plant and equipment, net	452	524
Right of use asset	74	129
Intangible assets, net	1,445	1,477
Other assets	245	240
Assets of discontinued operations	$6,291	$7,073

Liabilities of discontinued operations:
Bank overdrafts	$66	$349
Accounts payable and accrued liabilities	2,314	3,507
Liabilities of discontinued operations	$2,380	$3,856

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the discontinued operations of the switchgear business in the Consolidated Statement of Operations:

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Revenues	$3,702	$2,205
Costs and Expenses
Cost of goods sold	2,947	1,540
Operating Expenses	630	626
Interest income	(1)	(1)
Other expense	119	137
Total costs and expenses	3,695	2,302
Income (loss) before provision for income taxes	7	(97)
Income tax benefit	—	—
Income (loss) from discontinued operations, net of income taxes	$7	$(97)

The following table presents the switchgear business in the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(405)	$(1,283)
Net cash used in investing activities	—	(8)
Net cash provided by financing activities	405	1,291
Increase in cash and cash equivalents	$—	$—

6. INVENTORIES

The components of inventories are summarized below:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Raw materials	$10,018	$9,229
Work in process	3,958	3,295
Finished goods	10,924	10,919
Provision for excess and obsolete inventory	(330)	(251)
Total inventories	$24,570	$23,192

Included in raw materials and finished goods at March 31, 2018 and December 31, 2017 are goods in transit of approximately $4.2 million and $3.1 million, respectively.

At March 31, 2018 and December 31, 2017, raw materials in the amount of $3.9 million and $3.0 million, respectively, not pledged to our secured creditor were used for collateral to secure short term borrowings under a product financing arrangement. This short term borrowing agreement provides the Company with the ability to acquire raw materials utilized in connection with its manufacturing process. The Company generally satisfies its obligations within 60 days of the initial borrowings, which yields an interest expense that is immaterial. The aggregate borrowings under this agreement amounted to $3.4 million and $5.4 million as of March 31, 2018 and December 31, 2017, respectively.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	March 31,	December 31,
	2018	2017
	(Unaudited)
Land	$48	$50
Buildings	2,478	2,547
Machinery and equipment	10,243	10,187
Furniture and fixtures	427	430
Computer hardware and software	1,089	1,097
Leasehold improvements	526	528
Construction in progress	18	18
	14,829	14,857
Less: Accumulated depreciation	(8,654)	(8,522)
Total property, plant and equipment, net	$6,175	$6,335

Depreciation expense was $250 and $254 for the period ended March 31, 2018 and 2017, respectively.

8. OTHER ASSETS

In December 2011 and January 2012, the Company made two secured loans, each in the amount of $300 to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers. The principal balance of the loan receivable is outstanding at March 31, 2018 and December 31, 2017. The Company expects to fully recover these amounts. At March 31, 2018 the Company has classified the principal of $600 as other assets as the Company does not anticipate the settlement of both notes in the next twelve months based upon ongoing negotiations with the debtor.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

9. GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying values of goodwill for the three months ended March 31, 2018.

	T&D Solutions Segment	Critical Power Solutions Segment	Total Goodwill
Gross Goodwill:
Balance as of January 1, 2018	$6,533	$2,970	$9,503
No activity	—	—	—
Balance as of March 31, 2018	$6,533	$2,970	$9,503
Accumulated impairment losses:
Balance as of January 1, 2018	$(976)	$—	$(976)
No activity	—	—	—
Balance as of March 31, 2018	$(976)	$—	$(976)

Net Goodwill as of March 31, 2018	$5,557	$2,970	$8,527

Changes in the carrying values of intangible assets for the three months ended March 31, 2018, were as follows:

	T&D Solutions Segment	Critical Power Solutions Segment	Total Intangible Assets
Balance as of January 1, 2018, net	$3,677	$1,245	$4,922
Amortization	(73)	(280)	(353)
Balance as of March 31, 2018, net	$3,604	$965	$4,569

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

The components of intangible assets as of March 31, 2018 are summarized below:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Customer relationships	7	$6,689	$(5,138)	$—	$1,551
Non-compete agreements	4	155	(129)	—	26
Trademarks	Indefinite	1,816	—	—	1,816
Internally developed software	7	289	(134)	—	155
Developed technology	10	493	(161)	—	332
Technology-related industry accreditations	Indefinite	706	—	(17)	689
Total intangible assets		$10,148	$(5,562)	$(17)	$4,569

Amortization expense was $352 and $382 for the period ended March 31, 2018 and 2017, respectively.

10. DEBT

Canadian Credit Facilities

In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc. (“PECI”), entered into an Amended and Restated Credit Agreement (“CAD ARCA”) with Bank of Montreal (“BMO”) with respect to our existing Canadian credit facilities (as amended and restated, the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. This CAD ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with BMO existing as of December 31, 2015 were waived by BMO. The CAD ARCA was further amended (the “2017 CAD ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 CAD ARCA Amendment”). The 2018 CAD ARCA Amendment extended the term of our Canadian Facilities to April 1, 2020.

Our Canadian Facilities provided for up to $8.2 million CAD (approximately $6.3 million expressed in U.S. dollars) consisting of a revolving $7.0 million CAD Facility A to finance ongoing operations, a $471 CAD Facility B that financed a plant expansion, and a $712 USD Facility that financed a business acquisition and the purchase and expansion of its manufacturing facilities. The 2017 CAD ARCA Amendment increased the Facility A to $8.0 million CAD, increasing the total amount of loans available under the Canadian Facilities to $9.2 million CAD.

Facility A, as amended by the 2017 CAD ARCA Amendment and the 2018 CAD ARCA Amendment, is subject to margin criteria. Facility A, as amended by the 2017 CAD ARCA Amendment, bore interest at BMO’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 0.75% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars. The 2018 CAD ARCA Amendment modified the interest rate on Facility A borrowings to BMO’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 0.50% per annum or LIBOR plus 2.0% per annum on amounts borrowed in U.S. dollars. Pursuant to the 2017 CAD ARCA Amendment, Facility A was to mature on July 31, 2018. The 2018 CAD ARCA Amendment extended the maturity of borrowings under Facility A to April 1, 2020. Consistent with the terms of the historical Facility A, including both a subjective acceleration clause and lockbox arrangement, will continue to be presented as a current liability. We believe based upon historical experience, that Facility A will remain in place to fund operations through maturity of this facility in April 2020.

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

As of March 31, 2018, we had approximately $5.7 million in U.S. dollar equivalents outstanding under our Canadian Facilities. Our borrowings consisted of approximately $5.3 million outstanding under Facility A, $37 outstanding under Facility B and $424 outstanding under Facility C. As of March 31, 2018, the Company is in compliance with all covenant requirements of the Canadian Facilities.

United States Credit Facilities

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with BMO with respect to our U.S. Facilities that replaced and superseded all of our businesses’ prior financing arrangements with the bank (as amended and restated, the “U.S. Facilities”). Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with BMO existing as of December 31, 2015 were waived by BMO. The US ARCA was further amended (the “2017 US ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 US ARCA Amendment”). The 2018 US ARCA Amendment extended the term of our US Facilities to April 1, 2020.

Our U.S. Facilities, as amended and restated, provided for up to $19.1 million USD consisting of a $14.0 million USD demand revolving credit facility (“U.S. Facility A”) to finance ongoing operations, a $5.0 million USD term loan facility (“USD Facility B”) that financed the acquisition of Titan, and a new $100 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance our day-to-day business expenses and for no other purpose. The 2017 US ARCA Amendment increased the USD Facility A to $15.0 million, increasing the total amount of loans available under the U.S. Facilities to $20.1 million USD.

USD Facility A, as amended and restated per 2017 US ARCA, bore interest, at our option, at BMO’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Pursuant to the 2018 US ARCA Amendment, borrowings under Facility A bears interest, at our option, at the BMO’s prime rate plus 0.75% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.00% per annum on Eurodollar loans. USD Facility A had a maturity date of July 31, 2017, which was extended to July 31, 2018 pursuant to the 2017 US ARCA Amendment. The 2018 US ARCA Amendment extended the maturity of borrowings under USD Facility A to April 1, 2020. Consistent with the terms of the historical USD Facility A, including both a subjective acceleration clause and lockbox arrangement, will continue to be presented as a current liability. We believe based upon historical experience, that the USD Facility A will remain in place to fund operations through maturity in April 2020.

Borrowings under USD Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Pursuant to the US ARCA, our quarterly principal payments were reduced to $31 USD for calendar year 2016, with the original amortization schedule continuing to apply to all quarterly principal payments made after December 31, 2016, and the final maturity date of December 2, 2019. The 2017 US ARCA Amendment reduced the scheduled quarterly principal payments to $31 USD, commencing March 31, 2017, to continue until July 31, 2018, with a balloon payment of $4,438 on July 31, 2018. Pursuant to the 2018 US ARCA Amendment, monthly principal repayments beginning on July 31, 2018 are increased to $100 and will continue until March 31, 2020 with a balloon payment of $2,338 due on April 1, 2020. The 2018 US ARCA Amendment did not change the USD Facility B interest rate.

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

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018, we had approximately $18.5 million outstanding under our U.S. Facilities. Our borrowings consisted of approximately $14.0 million outstanding under USD Facility A, and $4.5 million outstanding under USD Facility B. As of March 31, 2018, the Company is in compliance with all covenant requirements of the U.S. Facilities.

The Company’s debt consists of the following:

	March 31, 2018	December 31, 2017
Term credit facilities, net(a)	$4,855	$4,933
Capital lease obligations	2	2
Total debt	4,857	4,935
Less current portion	(1,040)	(782)
Total long-term debt	$3,817	$4,153

(a) The balances as of March 31, 2018 and December 31, 2017 are net of debt issuance costs of $74 and $102, respectively.

11. PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows:

			Affected Line Item
	Three Months Ended March 31,		in the Statements of
	2018	2017	Consolidated Operations
Current service cost, net of employee contributions	$17	$14	Selling, general and administrative
Interest cost on accrued benefit obligation	25	25	Other expense
Expected return on plan assets	(43)	(40)	Other expense
Amortization of transitional obligation	3	3	Other expense
Amortization of past service costs	2	2	Other expense
Amortization of net actuarial gain	14	12	Other expense
Total cost of benefit	$18	$16

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $15 and $14 of contributions to its defined benefit pension plan during the three months ended March 31, 2018 and 2017, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of March 31, 2018 and December 31, 2017.

Warrants

As of March 31, 2018 and December 31, 2017, the Company had warrants outstanding to purchase 50,600 shares of common stock with a weighted average exercise price of $7.00 per share. The warrants expire on September 18, 2018. No warrants were exercised during the three months ended March 31, 2018.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of March 31, 2018, and changes during the three months ended March 31, 2018, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2018	435,800	$8.35	7.5	$216
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2018	435,800	$8.35	7.20	$81
Exercisable as of March 31, 2018	419,133	$8.39	7.20	$81

As of March 31, 2018, there were 237,867 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three months ended March 31, 2018 and 2017 was approximately $148 and $30, respectively. At March 31, 2018, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $43.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in unrealized loss of $166 for the three months ended March 31, 2018 and unrealized income of $63 for the three months ended March 31, 2017.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

13. BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE

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

	Three Months Ended March 31,
	2018	2017
Numerator:
(Loss) income from continuing operations	$(581)	$206
Income (loss) from discontinued operations, net of income taxes	7	(97)
Net (loss) income	$(574)	$109

Denominator:
Weighted average basic shares outstanding	$8,726	$8,702
Effect of dilutive securities - equity based compensation plans	—	32
Net dilutive effect of warrants outstanding	—	3
Denominator for diluted net income per common share	$8,726	$8,737

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	383	146
Warrants	51	—

(Loss) earnings per share:
Basic
(Loss) income from continuing operations	$(0.07)	$0.02
Income (loss) from discontinued operations	0.00	(0.01)
Net (loss) income	$(0.07)	$0.01

Diluted
(Loss) income from continuing operations	$(0.07)	$0.02
Income (loss) from discontinued operations	0.00	(0.01)
Net (loss) income	$(0.07)	$0.01

14. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows ASC 280 - Segment Reporting in determining its reportable segments. The Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available. As the Company makes decisions using a manufactured products vs. distributed products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power. The Critical Power reportable segment is the Company’s Titan Energy Systems Inc. business unit. The T&D Solutions reportable segment is an aggregation of our transformer business units.

The T&D Solutions segment is involved in the design, manufacture and distribution of electrical transformers used primarily by utilities, large industrial and commercial operations to manage their electrical power distribution needs. The Critical Power segment provides power generation equipment, and aftermarket field-services primarily to help customers ensure smooth, uninterrupted power to operations during times of emergency.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

The following tables present information about segment income and loss:

	Three Months Ended March 31,
	2018	2017
Revenues
T&D Solutions
Transformers	$20,932	$21,284
	20,932	21,284
Critical Power Solutions
Equipment	382	1,578
Service	2,161	2,195
	2,543	3,773
Consolidated	$23,475	$25,057

	Three Months Ended March 31,
	2018	2017
Depreciation and Amortization
T&D Solutions	$343	$335
Critical Power Solutions	378	400
Unallocated Corporate Overhead Expenses	17	18
Consolidated	$738	$753

	Three Months Ended March 31,
	2018	2017
Operating Income (Loss)
T&D Solutions	$1,448	$2,051
Critical Power Solutions	(438)	(95)
Unallocated Corporate Overhead Expenses	(854)	(823)
Consolidated	$156	$1,133

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended March 31,
	2018	2017
Revenues
United States	$15,997	$16,376
Canada	7,478	8,681
Total	$23,475	$25,057

15. LEASES

The company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms of 1 year to 8 years some of which contain option to extend up to 10 years. As of March 31, 2018 and 2017, assets recorded under finance leases were $3,358 and $3,356 respectively, and accumulated amortization associated with finance leases was $671 and $114, respectively.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

The Components of the lease expense were as follows:

	March 31,	March 31,
	2018	2017
Operating lease cost	$182	$169

Finance lease cost
Amortization of right-of-use asset	$136	$117
Interest on lease liabilities	40	39
Total finance lease cost	$176	$156

Other information related to leases was as follows:

Supplemental Cash Flows Information

	March 31,	March 31,
	2018	2017
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$189	$174
Operating cash flows from finance leases	39	40
Financing cash flows from finance leases	124	82
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	161	142
Finance leases	132	114

Weighted Average Remaining Lease Term

	March 31,	March 31,
	2018	2017
Operating leases	3 years	4 years
Finance leases	7 years	8 years

Weighted Average Discount Rate

	March 31,	March 31,
	2018	2017
Operating leases	5.5%	5.5%
Finance leases	5.5%	5.5%

Future minimum lease payments under non-cancelable leases as of March 31, 2018 were as follows:

	Operating	Finance
	Leases	Leases
2018 (excluding the three months ended March 31, 2018)	$458	$477
2019	457	573
2020	416	470
2021	158	427
2022	91	316
Thereafter	—	1,138
Total future minimum lease payments	1,580	3,401
Less imputed interest	(128)	(594)
Total future minimum lease payments	$1,452	$2,807

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

 Reported as of March 31, 2018

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$434	$488
Other long-term liabilities	925	2,321
Total	$1,359	$2,809

16. SUBSEQUENT EVENTS

On April 3, 2018, the Company granted each of its seven directors 1,000 of non-qualified stock options for an aggregate number of 7,000 under Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan. The options have a weighted average exercise price of $5.60 per share, exercisable on April 3, 2019 and expire on April 3, 2028.

On May 2, 2018, Pioneer Custom Electric Products Corp. (“PCEP”), a wholly owned subsidiary of Pioneer Power Solutions, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with CleanSpark, Inc. (“CleanSpark”), pursuant to which PCEP will sell certain assets (the “Asset Sale”) comprising the PCEP business to CleanSpark (the “Purchased Assets”). No debt or significant liabilities are being assumed by CleanSpark in the Asset Sale.

As consideration for the Purchased Assets, CleanSpark has agreed to pay total consideration comprised of the following: (a) an 18-month promissory note at 9% interest, in principal amount equal to the net carrying value of the business at closing; (b) a three-year equipment lease to be entered into at closing of the Asset Sale, providing for rent payments in the amount of $7,500 per month, which also includes two renewal terms of one-year each at CleanSpark’s option and a CleanSpark purchase option of $1,000,000; (c) 7,000,000 shares of CleanSpark common stock, based on an agreed upon value of $0.80 per share, for a total agreed upon value of $5,600,000; (d) a five year warrant to purchase 1,000,000 shares of CleanSpark common stock at an exercise price of $1.60 per share; and (e) a five year warrant to purchase 1,000,000 shares of CleanSpark common stock at an exercise price of $2.00 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on April 2, 2018.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.
●	The effects of fluctuations in sales on our business, revenues, expenses, net income, income (loss) per share, margins and profitability.
●	Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.
●	We depend on Siemens Industry, Inc. (“Siemens”) and Hydro-Quebec for a large portion of our business, and any change in the level of orders from Siemens and Hydro-Quebec could have a significant impact on our results of operations.
●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to expand our business through strategic acquisitions.
●	Our ability to integrate acquisitions and related businesses.
●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.
●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.
●	Restrictive loan covenants and/or our ability to repay or refinance debt under our credit facilities could limit our future financing options and liquidity position and may limit our ability to grow our business.
●	Our ability to realize revenue reported in our backlog.
●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.
●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.
●	A significant portion of our revenue and expenditures are derived or spent in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and net income (loss).
●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, duties and tariffs on the importation of products we sell into the United States, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.
●	Our chairman controls a majority of our voting stock, and may have, or may develop in the future, interests that may diverge from yours.
●	Material weaknesses in internal controls.
●	Future sales of large blocks of our common stock may adversely impact our stock price.
●	The liquidity and trading volume of our common stock.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

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

Description of Business Segments

We have two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●	Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. The reporting segment is comprised of electrical transformers. These solutions are marketed principally through our Pioneer Transformers Ltd. (“PTL”), Jefferson Electric, Inc. (“Jefferson”), and Bemag Transformers, Inc. (“Bemag”) brand names.

●	Our Critical Power business provides customers with sophisticated power generation equipment and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan Energy Systems Inc. (“Titan”), as well as the Pioneer Critical Power brand names.

Discontinued Operations

During the fourth quarter of 2017, as part of our review of strategic alternatives, we made approved efforts to sell our switchgear business. Operating results for PCEP, through which we did our switchgear business and have been previously included in the T&D Solutions Segment, have now been reclassified as discontinued operations for all periods presented. On May 2, 2018, Pioneer Custom Electric Products Corp. (“PCEP”), a wholly owned subsidiary of Pioneer Power Solutions, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with CleanSpark, Inc. (“CleanSpark”), pursuant to which PCEP will sell certain assets (the “Asset Sale”) comprising the PCEP business to CleanSpark (the “Purchased Assets”). No debt or significant liabilities are being assumed by CleanSpark in the Asset Sale. Our switchgear business has incurred losses in the years 2016 and 2017, and we believe that disposition of our switchgear business will improve our liquidity and will not significantly affect our capital resources. See Note 5 – Discontinued Operations in Notes to Consolidated Financial Statements in Part I of the Form 10-Q for the period ending March 31, 2018.

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

	2018		2017
	Balance Sheet	Statements of Operations and Comprehensive Income	Balance Sheet	Statements of Operations and Comprehensive Income
Quarter Ended	End of Period	Period Average	End of Period	Period Average
March 31	$0.7756	$0.7906	$0.7519	$0.7559

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 except adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, ASU No. 2016-02, Leases, ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory and ASU No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

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

Our summary of operating results during the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Revenues
T&D Solutions	$20,932	$21,284
Critical Power Solutions	2,543	3,773
Consolidated	23,475	25,057
Cost of goods sold
Cost of goods sold
T&D Solutions	16,847	16,530
Critical Power Solutions	2,200	2,960
Consolidated	19,047	19,490
Gross profit	4,428	5,567
Selling, general and administrative expenses	3,780	3,879
Depreciation and amortization expense	418	461
Restructuring and integration	—	155
Foreign exchange loss (gain)	74	(61)
Total operating expenses	4,272	4,434
Operating income from continuing operations	156	1,133
Interest expense	649	549
Other expense	116	98
(Loss) income before taxes	(609)	486
Income tax (benefit) expense	(28)	280
Net (loss) income from continuing operations	(581)	206
Income (loss) from discontinued operations, net of income taxes	7	(97)
Net (loss) income	$(574)	$109

During the fourth quarter of 2017, as part of the Company’s review of strategic alternatives, the Company made the decision to sell its switchgear business unit operated as PCEP. Operating results for PCEP, which have been previously included in the T&D Solutions Segment, have now been reclassified as discontinued operations for all periods presented. See Note 5 – Discontinued Operations in Notes to Consolidated Financial Statements in Part I of this Form 10-Q. The excluded revenue for the switchgear business previously reported in T&D Solutions was $3.7 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively. The excluded income from the switchgear business was $7 for the three months ended March 31, 2018 and loss of $97 for the three months ended March 31, 2017.

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
T&D Solutions	$21,503	$20,170	$20,016	$20,640	$22,186
Critical Power Solutions	8,623	8,710	10,626	10,466	5,039
Order backlog	30,126	28,880	30,642	31,106	27,225
Discontinued Operation	5,621	6,316	8,043	8,542	9,519
Total order backlog	$35,747	$35,196	$38,685	$39,648	$36,744

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended March 31,
	2018	2017	Variance	%
T&D Solutions
Transformers	$20,932	$21,284	$(352)	(1.7)
	20,932	21,284	(352)	(1.7)
Critical Power Solutions
Equipment	382	1,578	(1,196)	(75.8)
Service	2,161	2,195	(34)	(1.5)
	2,543	3,773	(1,230)	(32.6)
Total revenue	$23,475	$25,057	$(1,582)	(6.3)

For the three months ended March 31, 2018, our consolidated revenue decreased by $1.6 million, or 6.3%, to $23.5 million, down from $25.1 million during the three months ended March 31, 2017.

T&D Solutions. During the three months ended March 31, 2018, revenue from our transformer product lines decreased by $352, or 1.7%. The decrease was driven by lower sales of our “drytype” transformer product.

Critical Power. Titan is the only business unit in the Critical Power segment. For the three months ended March 31, 2018, equipment sales decreased by $1.2 million, or 75.8%, as compared to the same period in the prior year, resulting from a reduced focus on this revenue stream.

For the three months ended March 31, 2018, service revenue decreased by $34 or 1.5%, as compared to the same period in the prior year.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated:

	Three Months Ended March 31,
	2018	2017	Variance	%
T&D Solutions
Gross profit	$4,085	$4,754	$(669)	(14.1)
Gross margin %	19.5	22.3	(2.8)

Critical Power Solutions
Gross profit	343	813	(470)	(57.8)
Gross margin %	13.5	21.5	(8.0)

Consolidated gross profit	$4,428	$5,567	$(1,139)	(20.5)
Consolidated gross margin %	18.9	22.2	(3.3)

For the three months ended March 31, 2018, our consolidated gross margin was 18.9% of revenues, compared to 22.2% during the three months ended March 31, 2017. The 3.3% decrease in our consolidated gross margin percentage is further explained below.

T&D Solutions. During the three months ended March 31, 2018 the 14.1% decrease in our T&D Solutions gross margin resulted primarily from lower sales of liquid filled transformers and an unfavorable product mix in our “drytype” transformers.

Critical Power. During the three months ended March 31, 2018, the gross margin decreased 8.0% when compared to the three months ended March 31, 2017. The decrease in gross margin resulted from a 33% decline in revenues while the decrease in cost of goods sold was 26%.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended March 31,
	2018	2017	Variance	%
T&D Solutions
Selling, general and administrative expense	$2,472	$2,517	$(45)	(1.8)
Depreciation and amortization expense	91	92	(1)	(1.1)
Restructuring and integration	—	155	(155)	(100.0)
Foreign exchange loss (gain)	74	(61)	135	(221.3)
Segment operating expense	$2,637	$2,703	$(66)	(2.4)

Critical Power Solutions
Selling, general and administrative expense	$470	$557	$(87)	(15.6)
Depreciation and amortization expense	311	351	(40)	(11.4)
Segment operating expense	$781	$908	$(127)	(14.0)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$838	$805	$33	4.1
Depreciation expense	16	18	(2)	(11.1)
Segment operating expense	$854	$823	$31	3.8

Consolidated
Selling, general and administrative expense	$3,780	$3,879	$(99)	(2.6)
Depreciation and amortization expense	418	461	(43)	(9.3)
Restructuring and integration	—	155	(155)	(100.0)
Foreign exchange loss (gain)	74	(61)	135	(221.3)
Consolidated operating expense	$4,272	$4,434	$(162)	(3.7)

Selling, General and Administrative Expense. For the three months ended March 31, 2018, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by $99, or 2.6%, to $3.8 million, as compared to $3.9 million during the three months ended March 31, 2017. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization increased to 16.1% in the 2018 period, as compared to 15.5% in 2017.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases and excludes amounts included in cost of sales.

Restructuring and Integration Expenses. There was no restructuring and integration expense for the three months ended March 31, 2018 as compared to $155 during the three months ended March 31, 2017.

Foreign Exchange Loss (Gain). During the three months ended March 31, 2018, approximately 40%, of our consolidated operating revenues were denominated in Canadian dollars (as compared to 38% in the corresponding 2017 period) and most of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended March 31, 2018, we recorded a loss of $74 due to currency fluctuations, compared to a gain of $61 during the three months ended March 31, 2017.

Operating Income (Loss)

The following table represents our operating income, excluding discontinued operations, by reportable segment for the periods indicated:

	Three Months Ended March 31,
	2018	2017	Variance	%
T&D Solutions	$1,448	$2,051	$(603)	(29.4)
Critical Power Solutions	(438)	(95)	(343)	(361.1)
Unallocated Corporate Overhead Expenses	(854)	(823)	(31)	(3.8)
Total operating income	$156	$1,133	$(977)	(86.2)

T&D Solutions. During the three months ended March 31, 2018 and March 31, 2017, T&D segment operating income was $1.4 million and $2.1 million, respectively.

Critical Power. During the three months ended March 31, 2018 and March 31, 2017, our Critical Power segment generated an operating loss of $438 and $95, respectively.

Unallocated Corporate Overhead Expenses. Our corporate expenses consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three months period ended March 31, 2018, our Unallocated Corporate Overhead Expenses increased $31 or 3.8%.

Non-Operating Expense

Interest Expense. For the three months ended March 31, 2018, interest expense was approximately $649, as compared to $549 during the three months ended March 31, 2017. The increase in our interest expense was due to the increased utilization of short term borrowings during the 2018 period, as compared to 2017.

Other Expense. For the three months ended March 31, 2018 and 2017, other non-operating expense was $116 and $98, respectively.

Income Tax Expense (Benefit). Our effective income tax rate was 4.6% for the three months ended March 31, 2018, as compared to 57.6% during the same periods in 2017, as set forth below (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	Variance
(Loss) income from continuing operations before income taxes	$(609)	$486	$(1,095)
Income tax (benefit) expense	(28)	280	(308)
Effective income tax rate %	4.6	57.6	(53.0)

Our effective income tax rate decreased by 53.0% during the three months ended March 31, 2018, as compared to the same period of the prior year, primarily due to the decrease in the statutory rate in the US and changes made to taxation of foreign earned income pursuant to the US tax code changes enabled in December 2017.

Net (Loss)/ Income

We generated a net loss of $574 for the three months ended March 31, 2018, as compared to net income of $109 during the three months ended March 31, 2017. In 2018, our net loss per basic and diluted share was $0.07, as compared to a net income of $0.01 during the three months ended March 31, 2017.

Our loss per share from continuing operations basic and diluted for the three months ended March 31, 2018 was $0.07 and our earnings per share from continuing operations basic and diluted for the three months ended March 31, 2017 was $0.02.

Our earnings per share from discontinued operations basic and diluted for the three months ended March 31, 2018 was $0.00. Our loss per share from discontinued operations basic and diluted for the three months ended March 31, 2017 was $0.01.

LIQUIDITY AND CAPITAL RESOURCES

General. At March 31, 2018, we had $268 of cash and cash equivalents on hand and total debt outstanding of $28.6 million, when including bank overdrafts and liabilities of discontinued operations. We have historically met our cash needs through a combination of cash flows from operating activities, bank borrowings under our revolving credit facilities and distributions between our U.S. and foreign subsidiaries. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities, funds generated from operations and cash available on hand should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months from the date of filing.

Cash Provided by Operating Activities. Cash provided by our operating activities was $1.1 million during the three months ended March 31, 2018 and 2017. The principal elements of cash provided by operating activities during the three months ended March 31, 2018 were approximately $1.0 million of non-cash expenses consisting of amortization of intangibles, right-of-use assets and debt issuance costs, depreciation and stock-based compensation.

Cash Used in Investing Activities. Cash used in investing activities during the three months ended March 31, 2018 was $152, as compared to $491 during the three months ended March 31, 2017. During the three months ended March 31, 2018, additions to our property, plant and equipment were $152.

Cash Used in Financing Activities. Cash used in our financing activities was $857 during three months ended March 31, 2018, as compared to $526 during the three months ended March 31, 2017.

Working Capital. As of March 31, 2018, we had negative working capital of $480, including $268 of cash and equivalents, compared to working capital of $709, including $218 of cash and equivalents at December 31, 2017. Our current assets were approximately 1.00 times our current liabilities at March 31, 2018 and at December 31, 2017. At March 31, 2018 and December 31, 2017, we had $1.4 million and $3.3 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios.

Credit Facilities and Long-Term Debt

Canadian Credit Facilities

In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc. (“PECI”), entered into an Amended and Restated Credit Agreement (“CAD ARCA”) with Bank of Montreal (“BMO”) with respect to our existing Canadian credit facilities (as amended and restated, the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. This CAD ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with BMO existing as of December 31, 2015 were waived by BMO. The CAD ARCA was further amended (the “2017 CAD ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 CAD ARCA Amendment”). The 2018 CAD ARCA Amendment extended the term of our Canadian Facilities to April 1, 2020.

Our Canadian Facilities provided for up to $8.2 million Canadian dollars (“CAD”) (approximately $6.3 million expressed in U.S. dollars) consisting of a revolving $7.0 million demand revolving credit facility (“Facility A”) to finance ongoing operations, a $471 CAD term credit facility (“Facility B”) that financed a plant expansion, and a $712 USD Facility that financed a business acquisition and the purchase and expansion of its manufacturing facilities. The 2017 CAD ARCA Amendment increased the Facility A to $8.0 million CAD, increasing the total amount of loans available under the Canadian Facilities to $9.2 million CAD.

Facility A, as amended by the 2017 CAD ARCA Amendment and the 2018 CAD ARCA Amendment, is subject to margin criteria. Facility A, as amended by the 2017 CAD ARCA Amendment, bore interest at BMO’s prime rate plus 0.75% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 0.75% per annum or LIBOR plus 2.25% per annum on amounts borrowed in U.S. dollars. The 2018 CAD ARCA Amendment modified the interest rate on Facility A borrowings to BMO’s prime rate plus 0.50% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 0.50% per annum or LIBOR plus 2.0% per annum on amounts borrowed in U.S. dollars. Pursuant to the 2017 CAD ARCA Amendment, Facility A was to mature on July 31, 2018. The 2018 CAD ARCA Amendment extended the maturity of borrowings under Facility A to April 1, 2020. Consistent with the terms of the historical Facility A, including both a subjective acceleration clause and lockbox arrangement, will continue to be presented as a current liability. We believe, based upon historical experience, that Facility A will remain in place to fund operations through maturity of this facility in April 2020.

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

As of March 31, 2018, we had approximately $5.7 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $5.3 million outstanding under Facility A, $37 outstanding under Facility B and $424 outstanding under Facility C. As of March 31, 2018, the Company is in compliance with all covenant requirements of the Canadian credit facilities.

United States Credit Facilities

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with BMO with respect to our U.S. Facilities that replaced and superseded all of our businesses’ prior financing arrangements with the bank (as amended and restated, the “U.S. Facilities”). Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with BMO existing as of December 31, 2015 were waived by BMO. The US ARCA was further amended (the “2017 US ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 US ARCA Amendment”). The 2018 US ARCA Amendment extended the term of our US Facilities to April 1, 2020.

Our U.S. Facilities, as amended and restated, provided for up to $19.1 million USD consisting of a $14.0 million demand revolving credit facility (“USD Facility A”) to finance ongoing operations, a $5.0 million term loan facility (“USD Facility B”) that financed the acquisition of Titan, and a new $100 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance our day-to-day business expenses and for no other purpose. The 2017 US ARCA Amendment increased the USD Facility A to $15.0 million, increasing the total amount of loans available under the U.S. Facilities to $20.1 million USD.

USD Facility A, as amended and restated per 2017 US ARCA, bore interest, at our option, at BMO’s prime rate plus 1.00% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.25% per annum on Eurodollar loans. Pursuant to the 2018 US ARCA Amendment, borrowings under Facility A bears interest, at our option, at the BMO’s prime rate plus 0.75% per annum on U.S. prime rate loans, or an adjusted LIBOR rate plus 2.00% per annum on Eurodollar loans. USD Facility A had a maturity date of July 31, 2017, which was extended to July 31, 2018 pursuant to the 2017 US ARCA Amendment. The 2018 US ARCA Amendment extended the maturity of borrowings under USD Facility A to April 1, 2020. Consistent with the terms of the historical USD Facility A, including both a subjective acceleration clause and lockbox arrangement, will continue to be presented as a current liability. We believe based upon historical experience, that the USD Facility A will remain in place to fund operations through maturity in April 2020.

Borrowings under USD Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Pursuant to the US ARCA, our quarterly principal payments were reduced to $31 USD for calendar year 2016, with the original amortization schedule continuing to apply to all quarterly principal payments made after December 31, 2016, and the final maturity date of December 2, 2019. The 2017 US ARCA Amendment reduced the scheduled quarterly principal payments to $31 USD, commencing March 31, 2017, to continue until July 31, 2018, with a balloon payment of $4,438 on July 31, 2018. Pursuant to the 2018 US ARCA Amendment, monthly principal repayments beginning on July 31, 2018 are increased to $100 and will continue until March 31, 2020 with a balloon payment of $2,338 due on April 1, 2020. The 2018 US ARCA Amendment did not change the USD Facility B interest rate.

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

As of March 31, 2018, we had approximately $18.5 million outstanding under our U.S. Facilities. Our borrowings consisted of approximately $14.0 million outstanding under USD Facility A, and $4.5 million outstanding under USD Facility B. As of March 31, 2018, the Company is in compliance with all covenant requirements of the U.S. Facilities.

Capital Lease Obligations

As of March 31, 2018 and December 31, 2017, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $152 during the three months ended March 31, 2018, as compared to $496 during the three months ended March 31, 2017. We have no major future capital projects planned, or significant replacement spending anticipated during 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on April 2, 2018, continued to exist and were still considered material weaknesses in our internal control over financial reporting at March 31, 2018.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of March 31, 2018, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

Management believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Remediation Plan

As of March 31, 2018, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there has been no change in our internal control over financial reporting during the first quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date hereof, we are not aware of or a party to any legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities other than the forgoing suit filed by Myers Power Products, Inc. that we believe could have a material adverse effect on our business, financial condition or operating results. See Note 11 – Commitments and Contingencies included in the notes to our consolidated financial statements included in the Annual Report on Form 10-K.

We are not aware of any material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

During the fiscal quarter ended March 31, 2018 there were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PIONEER POWER SOLUTIONS, INC.

Date: May 15, 2018	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: May 15, 2018	/s/ Thomas Klink
Name: Thomas Klink
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.