Form 10-Q
period 2018-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2018-08-10
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 10, 2018 was 8,726,045.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$24,593	$27,284	$48,068	$52,340
Cost of goods sold	19,390	21,461	38,437	40,951
Gross profit	5,203	5,823	9,631	11,389
Operating expenses
Selling, general and administrative	4,149	4,184	8,346	8,525
Restructuring and integration	—	1	—	156
Foreign exchange loss (gain)	197	(210)	273	(271)
Total operating expenses	4,346	3,975	8,619	8,410
Income from continuing operations	857	1,848	1,012	2,979
Interest expense	750	611	1,399	1,160
Other expense (income)	22	(44)	138	53
Income (loss) before taxes	85	1,281	(525)	1,766
Income tax expense (benefit)	163	(414)	135	(133)
Net (loss) income from continuing operations	(78)	1,695	(660)	1,899
Loss from discontinued operations, net of income taxes	(718)	(410)	(710)	(507)
Net (loss) income	$(796)	$1,285	$(1,370)	$1,392

(Loss) earnings per share:
Basic and diluted
(Loss) income from continuing operations	$(0.01)	$0.19	$(0.08)	$0.22
Loss from discontinued operations	(0.08)	(0.04)	(0.08)	(0.05)
Net (loss) income	$(0.09)	$0.15	$(0.16)	$0.17

Diluted
(Loss) income from continuing operations	$(0.01)	$0.19	$(0.08)	$0.22
Loss from discontinued operations	(0.08)	(0.04)	(0.08)	(0.05)
Net (loss) income	$(0.09)	$0.15	$(0.16)	$0.17

Weighted average common shares outstanding:
Basic	8,726	8,713	8,726	8,707
Diluted	8,726	8,743	8,726	8,737

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net (loss) income	$(796)	$1,285	$(1,370)	$1,392
Other comprehensive (loss) income
Foreign currency translation adjustments	(1)	6	(167)	69
Amortization of net prior service costs and net actuarial (losses)/gains, net of tax	(1)	1	(16)	26
Other comprehensive (loss) income	(2)	7	(183)	95
Comprehensive (loss) income	$(798)	$1,292	$(1,553)	$1,487

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$315	$218
Accounts receivable, net	15,319	13,432
Inventories, net	27,173	23,192
Income taxes receivable	421	743
Prepaid expenses and other current assets	3,914	2,803
Current assets of discontinued operations	6,096	7,073
Total current assets	53,238	47,461
Property, plant and equipment, net	5,915	6,335
Deferred income taxes	2,983	2,729
Other assets	4,501	4,281
Intangible assets, net	4,233	4,922
Goodwill	8,527	8,527
Total assets	$79,397	$74,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$2,377	$833
Revolving credit facilities	20,392	17,814
Short term borrowings	3,710	5,430
Accounts payable and accrued liabilities	22,852	16,873
Current maturities of long-term debt and capital lease obligations	1,289	782
Income taxes payable	712	1,164
Current liabilities of discontinued operations	3,064	3,856
Total current liabilities	54,396	46,752
Long-term debt, net of current maturities	3,449	4,153
Pension deficit	284	283
Other long-term liabilities	3,512	3,853
Deferred income taxes	1,614	1,665
Total liabilities	63,255	56,706
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on June 30, 2018 and December 31, 2017	9	9
Additional paid-in capital	23,947	23,801
Accumulated other comprehensive loss	(5,981)	(5,798)
Accumulated deficit	(1,833)	(463)
Total stockholders’ equity	16,142	17,549
Total liabilities and stockholders’ equity	$79,397	$74,255

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net (loss) income	$(1,370)	$1,392
Depreciation	616	630
Amortization of intangible assets	749	828
Amortization of right-of-use assets	265	256
Amortization of debt issuance cost	53	149
Deferred income tax benefit	(313)	(1,046)
Change in receivable reserves	(413)	(29)
Change in inventory reserves	182	—
Accrued pension	(1)	(27)
Stock-based compensation	146	171
Other	10	2
Foreign currency remeasurement gain	50	(18)
Changes in current operating assets and liabilities:
Accounts receivable	(1,135)	(246)
Inventories	(4,517)	(3,993)
Prepaid expenses and other assets	(1,677)	(480)
Income taxes	(120)	67
Accounts payable and accrued liabilities	5,860	4,623
Net cash (used in) / provided by operating activities	(1,615)	2,279

Investing activities
Additions to property, plant and equipment	(188)	(871)
Proceeds from sale of fixed assets	—	12
Net cash used in investing activities	(188)	(859)

Financing activities
Bank overdrafts	1,301	(807)
Short term borrowings	6,507	(1,099)
Borrowing under debt agreement	7,922	24,606
Repayment of debt	(13,785)	(23,506)
Payment of debt issuance cost	(28)	(78)
Net proceeds from the exercise of options for common stock	—	59
Principal repayments of financing leases	(248)	(198)
Net cash provided by / (used in) financing activities	1,669	(1,023)

(Decrease) / increase in cash and cash equivalents	(134)	397
Effect of foreign exchange on cash and cash equivalents	231	(301)

Cash and cash equivalents
Beginning of period	218	246
End of period	$315	$342

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2018 (unaudited)

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

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of June 30, 2018. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

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

During the fourth quarter of 2017, as part of the Company’s review of strategic alternatives, the Board of Directors of the Company approved efforts to sell the Company’s switchgear business unit operated as Pioneer Custom Electric Products, Inc. (“PCEP”). On May 2, 2018, Pioneer Custom Electric Products Corp. (“PCEP”), a wholly owned subsidiary of Pioneer Power Solutions, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with CleanSpark, Inc. (“CleanSpark”), pursuant to which PCEP will sell certain assets (the “Asset Sale”) comprising the PCEP business to CleanSpark (the “Purchased Assets”). No debt or significant liabilities are being assumed by CleanSpark in the Asset Sale. The Company has agreed to extend the closing of the sale through December 31, 2018 to allow all parties additional time to satisfy all closing conditions.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in the Company’s accounting policies during the first quarter of 2018 except for the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, ASU No. 2016-02, Leases and ASU No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost as further described below.

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

Retirement Standard. In March 2017, the FASB issued ASU No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. We adopted Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the “New Retirement Standard”), effective January 1, 2018 using the full-retrospective method. The New Retirement Standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. The Company elected to apply the practical expedient and use the amounts disclosed in Note 11 to the financial statements included in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 as the estimation basis for applying the retrospective presentation requirements of the standard.

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

Stock Compensation. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The updated standard is effective for the Company beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption of the new guidance is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

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

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Products	$22,001	$25,018	$43,315	$47,879
Services	2,592	2,266	4,753	4,461
Total Revenue	$24,593	$27,284	$48,068	$52,340

See Note 14 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. There was no adjustment to opening retained earnings due to the impact of adopting Topic 606.

4. OTHER EXPENSE / (INCOME)

Other expense in the consolidated statements of operations reports certain losses associated with activities not directly related to our core operations. For the three months ended June 30, 2018, we had approximately $22 in other expense, which consisted primarily of a severance payment. For the three months ended June 30, 2017, we had approximately $44 in other income, which included $59 of abated payroll tax interest and penalties.

For the six months ended June 30, 2018, we had approximately $138 in other expense, which consisted primarily of an adjustment from an audit of prior period sales/value added taxes in Canada. For the six months ended June 30, 2017, we had approximately $53 in other expense due to prior period income tax return audit related expenses in the U.S.

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

During the fourth quarter of 2017, as part of the Company’s review of strategic alternatives, the Board of Directors of the Company approved efforts to sell the Company’s switchgear business. On May 2, 2018, Pioneer Custom Electric Products Corp. (“PCEP”), a wholly owned subsidiary of Pioneer Power Solutions, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with CleanSpark, Inc. (“CleanSpark”), pursuant to which PCEP will sell certain assets (the “Asset Sale”) comprising the PCEP business to CleanSpark (the “Purchased Assets”). No debt or significant liabilities are being assumed by CleanSpark in the Asset Sale.

As consideration for the Purchased Assets, CleanSpark has agreed to pay total consideration comprised of the following: (a) an 18-month promissory note at 9% interest, in principal amount equal to the net carrying value of the working capital of the business at closing; (b) a three-year equipment lease to be entered into at closing of the Asset Sale, providing for rent payments in the amount of $7,500 per month, which also includes two renewal terms of one-year each at CleanSpark’s option and a CleanSpark purchase option of $1,000,000; (c) 7,000,000 shares of CleanSpark common stock, based on an agreed upon value of $0.80 per share, for a total agreed upon value of $5,600,000; (d) a five year warrant to purchase 1,000,000 shares of CleanSpark common stock at an exercise price of $1.60 per share; and (e) a five year warrant to purchase 1,000,000 shares of CleanSpark common stock at an exercise price of $2.00 per share.

On June 29, 2018, each of PCEP and CleanSpark signed a letter agreement (the “Letter Agreement”) which extended the date on which, under certain specified conditions, either PCEP or CleanSpark may terminate the Asset Purchase Agreement if the Asset Sale has not been completed (the “Termination Date”) from June 30, 2018 to October 15, 2018. On July 16, 2018 each of PCEP and CleanSpark signed a second letter agreement (the “Second Letter Agreement”) which further extended the Termination Date to December 31, 2018. No other provisions of the Asset Purchase Agreement were otherwise amended or waived, and the Asset Purchase Agreement remains in full force and effect.

Operating results for the switchgear business, which have been previously included in the T&D Solutions Segment, have now been reclassified as discontinued operations for all periods presented.

The components of assets and liabilities that are attributable to discontinued operations are as follows:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets of discontinued operations:
Accounts receivable - trade, net	$1,010	$1,568
Inventories, net	2,881	2,921
Prepaid expenses	130	214
Property, plant and equipment, net	393	524
Right of use asset	19	129
Intangible assets, net	1,414	1,477
Other assets	249	240
Assets of discontinued operations	$6,096	$7,073

Liabilities of discontinued operations:
Bank overdrafts	$48	$349
Accounts payable and accrued liabilities	3,016	3,507
Liabilities of discontinued operations	$3,064	$3,856

The following table presents the discontinued operations of the switchgear business in the Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$882	$3,614	$4,584	$5,819
Costs and Expenses
Cost of goods sold	1,167	3,365	4,115	4,905
Operating Expenses	434	449	1,064	1,075
Interest income	(1)	(1)	(3)	(3)
Other expense	189	211	307	349
Total costs and expenses	1,789	4,024	5,483	6,326
Loss before provision for income taxes	(907)	(410)	(899)	(507)
Income tax benefit	(189)	—	(189)	—
Loss from discontinued operations, net of income taxes	$(718)	$(410)	$(710)	$(507)

The following table presents the switchgear business in the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(225)	$(1,986)
Net cash used in investing activities	—	(7)
Net cash provided by financing activities	225	1,993
Increase in cash and cash equivalents	$—	$—

6.  INVENTORIES

The components of inventories are summarized below:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Raw materials	$10,551	$9,229
Work in process	3,709	3,295
Finished goods	13,341	10,919
Provision for excess and obsolete inventory	(428)	(251)
Total inventories	$27,173	$23,192

Inventories are stated at the lower of cost as net realizable basis determined on a FIFO method. Included in raw materials and finished goods at June 30, 2018 and December 31, 2017 are goods in transit of approximately $4.8 million and $3.1 million, respectively.

At June 30, 2018 and December 31, 2017, raw materials in the amount of $4.7 million and $3.0 million, respectively, not pledged to our secured creditor were used for collateral to secure short term borrowings under a product financing arrangement. This short term borrowing agreement provides the Company with the ability to acquire raw materials utilized in connection with its manufacturing process. The Company generally satisfies its obligations within 60 days of the initial borrowings, which yields an interest expense that is immaterial. The aggregate borrowings under this agreement amounted to $3.7 million and $5.4 million as of June 30, 2018 and December 31, 2017, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Land	$47	$50
Buildings	2,427	2,547
Machinery and equipment	10,181	10,187
Furniture and fixtures	424	430
Computer hardware and software	1,078	1,097
Leasehold improvements	525	528
Construction in progress	23	18
	14,705	14,857
Less: Accumulated depreciation	(8,790)	(8,522)
Total property, plant and equipment, net	$5,915	$6,335

Depreciation expense was $498 and $519 for the six months ended June 30, 2018 and 2017, respectively.

8.  OTHER ASSETS

In December 2011 and January 2012, the Company made two secured loans, each in the amount of $300 to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers. The principal balance of the loan receivable is outstanding at June 30, 2018 and December 31, 2017. The Company expects to fully recover these amounts. At June 30, 2018 the Company has classified the principal of $600 as other assets as the Company does not anticipate the settlement of both notes in the next twelve months based upon ongoing negotiations with the debtor.

9.  GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying values of goodwill for the six months ended June 30, 2018.

	T&D	Critical Power
	Solutions	Solutions	Total
	Segment	Segment	Goodwill
Gross Goodwill:
Balance as of January 1, 2018	$6,533	$2,970	$9,503
No activity	—	—	—
Balance as of June 30, 2018	$6,533	$2,970	$9,503
Accumulated impairment losses:
Balance as of January 1, 2018	$(976)	$—	$(976)
No activity	—	—	—
Balance as of June 30, 2018	$(976)	$—	$(976)

Net Goodwill as of June 30, 2018	$5,557	$2,970	$8,527

Changes in the carrying values of intangible assets for the six months ended June 30, 2018, were as follows:

	T&D	Critical Power	Total
	Solutions	Solutions	Intangible
	Segment	Segment	Assets
Balance as of January 1, 2018, net	$3,677	$1,245	$4,922
Amortization	(126)	(561)	(687)
Foreign currency translation	(2)	—	(2)
Balance as of June 30, 2018, net	$3,549	$684	$4,233

The components of intangible assets as of June 30, 2018 are summarized below:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Customer relationships	7	$6,689	$(5,445)	$—	$1,244
Non-compete agreements	4	155	(132)	—	23
Trademarks	Indefinite	1,816	—	—	1,816
Internally developed software	7	289	(145)	—	144
Developed technology	10	493	(173)	—	320
Technology-related industry accreditations	Indefinite	706	—	(20)	686
Total intangible assets		$10,148	$(5,895)	$(20)	$4,233

The amortization of intangible assets expense was $687 for the six months ended June 30, 2018.

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

Our Canadian Facilities provided for up to $8.2 million Canadian dollars (“CAD”) (approximately $6.3 million expressed in U.S. dollars) consisting of a revolving $7.0 million CAD revolving credit facility (“Facility A”) to finance ongoing operations, a $471 CAD term credit facility (“Facility B”) that financed a plant expansion, and a $712 USD Facility that financed a business acquisition and the purchase and expansion of its manufacturing facilities. The 2017 CAD ARCA Amendment increased the Facility A to $8.0 million CAD, increasing the total amount of loans available under the Canadian Facilities to $9.2 million CAD.

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

Borrowings under Facility B, as amended by the 2017 CAD ARCA Amendment, bore interest at BMO’s prime rate plus 1.25% per annum with principal repayments becoming due on a five year amortization schedule. Pursuant to the CAD ARCA, quarterly principal repayments were reduced to $47 CAD, with a balloon payment of $141 CAD due on July 31, 2017. The 2017 CAD ARCA Amendment amended the payment schedules so that the quarterly principal payments of $47 CAD was to continue after July 31, 2017 until our borrowings under the facility is fully paid on April 30, 2018. The 2018 CAD ARCA Amendment did not modify the interest rate on Facility B borrowings, which remained at BMO’s prime rate plus 1.25% per annum. Pursuant to the 2018 CAD ARCA Amendment, we made the final principal payment of $47 under Facility B on April 30, 2018.

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

As of June 30, 2018, we had approximately $5.8 million in U.S. dollar equivalents outstanding under our Canadian Facilities. Our borrowings consisted of approximately $5.4 million outstanding under Facility A and $388 outstanding under Facility C. As of June 30, 2018, the Company is in compliance with all covenant requirements of the Canadian Facilities.

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

Our U.S. Facilities, as amended and restated, provided for up to $19.1 million USD consisting of a $14.0 million USD demand revolving credit facility (“USD Facility A”) to finance ongoing operations, a $5.0 million USD term loan facility (“USD Facility B”) that financed the acquisition of Titan, and a new $100 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance our day-to-day business expenses and for no other purpose. The 2017 US ARCA Amendment increased the USD Facility A to $15.0 million, increasing the total amount of loans available under the U.S. Facilities to $20.1 million USD.

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

Borrowings under USD Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Pursuant to the US ARCA, our quarterly principal payments were reduced to $31 USD for calendar year 2016, with the original amortization schedule continuing to apply to all quarterly principal payments made after December 31, 2016, and the final maturity date of December 2, 2019. The 2017 US ARCA Amendment reduced the scheduled quarterly principal payments to $31 USD, commencing March 31, 2017, to continue until July 31, 2018, with a balloon payment of $4,438 on July 31, 2018. Pursuant to the 2018 US ARCA Amendment, monthly principal repayments beginning on July 31, 2018 are increased to $100 and will continue until March 31, 2020, with a balloon payment of $2,338 due on April 1, 2020. The 2018 US ARCA Amendment did not change the USD Facility B interest rate.

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

As of June 30, 2018, we had approximately $19.4 million outstanding under our U.S. Facilities. Our borrowings consisted of approximately $15.0 million outstanding under USD Facility A, and $4.4 million outstanding under USD Facility B. As of June 30, 2018, the Company is in compliance with all covenant requirements of the U.S. Facilities.

The Company’s debt consists of the following:

	June 30,	December 31,
	2018	2017
	(Unaudited)
Term credit facilities, net (a)	$4,737	$4,933
Capital lease obligations	1	2
Total debt	4,738	4,935
Less current portion	(1,289)	(782)
Total long-term debt	$3,449	$4,153

   (a) The balances as of June 30, 2018 and December 31, 2017 are net of debt issuance costs of $89 and $102, respectively.

11.  PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows:

					Affected Line Item
	Three Months Ended June 30,		Six Months Ended June 30,		in the Statements of
	2018	2017	2018	2017	Consolidated Operations
Current service cost, net of employee contributions	$14	$11	$31	$25	Selling, general and administrative
Interest cost on accrued benefit obligation	25	25	50	50	Other expense
Expected return on plan assets	(42)	(41)	(85)	(81)	Other expense
Amortization of transitional obligation	1	3	3	6	Other expense
Amortization of past service costs	—	2	2	4	Other expense
Amortization of net actuarial gain	14	11	28	23	Other expense
Total cost of benefit	$12	$11	$29	$27

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $36 and $35 of contributions to its defined benefit pension plan during the six months ended June 30, 2018 and 2017, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of June 30, 2018 and December 31, 2017.

Warrants

As of June 30, 2018 and December 31, 2017, the Company had warrants outstanding to purchase 50,600 shares of common stock with a weighted average exercise price of $7.00 per share. The warrants expire on September 18, 2018.  No warrants were exercised during the six months ended June 30, 2018.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of June 30, 2018, and changes during the six months ended June 30, 2018, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2018	435,800	$8.35	7.5	$216
Granted	7,000	5.60
Exercised	—	—
Forfeited	(10,000)	7.30
Outstanding as of June 30, 2018	432,800	$8.33	7.00	$20
Exercisable as of June 30, 2018	419,133	$8.39	6.90	$20

As of June 30, 2018, there were 240,867 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three and six months ended June 30, 2018 was approximately ($2) and $146, respectively, as compared to the expense of $141 and $171, during the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2018, the expense reversal is primarily the result of forfeitures of previously expensed awards to a former employee. At June 30, 2018, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $25.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in unrealized loss of $1 for the three months ended June 30, 2018 and unrealized income of $6 for the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, the Company had foreign currency translation adjustments resulting in unrealized loss of $167 and unrealized income of $69, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
(Loss) income from continuing operations	$(78)	$1,695	$(660)	$1,899
Loss from discontinued operations, net of income taxes	(718)	(410)	(710)	(507)
Net (loss) income	$(796)	$1,285	$(1,370)	$1,392

Denominator:
Weighted average basic shares outstanding	$8,726	$8,713	$8,726	$8,707
Effect of dilutive securities - equity based compensation plans	—	29	—	29
Net dilutive effect of warrants outstanding	—	1	—	1
Denominator for diluted net income per common share	$8,726	$8,743	$8,726	$8,737

(Loss) earnings per share:
Basic
(Loss) income from continuing operations	$(0.01)	$0.19	$(0.08)	$0.22
Income (loss) from discontinued operations	(0.08)	(0.04)	(0.08)	(0.05)
Net (loss) income	$(0.09)	$0.15	$(0.16)	$0.17

Diluted
(Loss) income from continuing operations	$(0.01)	$0.19	$(0.08)	$0.22
Loss from discontinued operations	(0.08)	(0.04)	(0.08)	(0.05)
Net (loss) income	$(0.09)	$0.15	$(0.16)	$0.17

14.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows ASC - 280 Segment Reporting in determining its reportable segments.  The Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available.  As the Company makes decisions using a manufactured products vs. distributed products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power. The Critical Power reportable segment is the Company’s Titan Energy Systems Inc. business unit. The T&D Solutions reportable segment is an aggregation of our transformer business units.

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

The following tables present information about segment income and loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
T&D Solutions
Transformers	$21,599	$23,367	$42,531	$44,650
	21,599	23,367	42,531	44,650
Critical Power Solutions
Equipment	402	1,651	784	3,229
Service	2,592	2,266	4,753	4,461
	2,994	3,917	5,537	7,690
Consolidated	$24,593	$27,284	$48,068	$52,340

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation and Amortization
T&D Solutions	$323	$345	$667	$681
Critical Power Solutions	374	423	753	822
Unallocated Corporate Overhead Expenses	16	18	32	37
Consolidated	$713	$786	$1,452	$1,540

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Income
T&D Solutions	$1,696	$2,886	$3,144	$4,935
Critical Power Solutions	(234)	(239)	(673)	(334)
Unallocated Corporate Overhead Expenses	(605)	(799)	(1,459)	(1,622)
Consolidated	$857	$1,848	$1,012	$2,979

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
United States	$16,141	$16,792	$32,126	$33,167
Canada	8,452	10,492	15,942	19,173
Total	$24,593	$27,284	$48,068	$52,340

15. LEASES

The company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms of 1 year to 8 years some of which contain options to extend up to 10 years. As of June 30, 2018 and 2017, assets recorded under finance leases were $3,439 and $3,357 respectively, and accumulated amortization associated with finance leases was $777 and $257, respectively.

The components of the lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Operating lease cost	$182	$170	$363	$339

Finance lease cost
Amortization of right-of-use asset	$134	$139	$270	$257
Interest on lease liabilities	39	44	78	83
Total finance lease cost	$173	$183	$348	$340

Other information related to leases was as follows:

Supplemental Cash Flows Information

	June 30,	June 30,
	2018	2017
Cash paid for amounts included in the mesurement of lease liabilities
Operating cash flows from operating leases	$377	$349
Operating cash flows from finance leases	78	83
Financing cash flows from finance leases	248	198
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	323	284
Finance leases	270	250

Weighted Average Remaining Lease Term

	June 30,	June 30,
	2018	2017
Operating leases	3 years	4 years
Finance leases	7 years	8 years

Weighted Average Discount Rate

	June 30,	June 30,
	2018	2017
Operating leases	5.5%	5.5%
Finance leases	5.5%	5.5%

Future minimum lease payments under non-cancellable leases as of June 30, 2018 were as follows:

	Operating	Finance
	Leases	Leases
2018 (excluding the six months ended June 30, 2018)	$269	$325
2019	457	604
2020	416	509
2021	158	458
2022	91	327
Thereafter	—	1,138
Total future minmum lease payments	1,391	3,361
Less imputed interest	(109)	(568)
Total future minmum lease payments	$1,282	$2,793

Reported as of June 30, 2018:

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$428	$477
Other long-term liabilities	820	2,314
Total	$1,248	$2,791

16. SUBSEQUENT EVENTS

As previously reported, on May 2, 2018, PCEP entered into the Asset Purchase Agreement with CleanSpark, pursuant to which PCEP will sell certain assets comprising the PCEP business to CleanSpark. On June 29, 2018, PCEP and CleanSpark entered into the Letter Agreement whereby the parties agreed to extend the Termination Date from June 30, 2018 to October 15, 2018. On July 16, 2018, each of PCEP and CleanSpark signed the Second Letter Agreement, which further extended the Termination Date to December 31, 2018. The Company has agreed to extend the closing of the sale through December 31, 2018 to allow all parties additional time to satisfy all closing conditions. No other provisions of the Asset Purchase Agreement were otherwise amended or waived, and the Asset Purchase Agreement remains in full force and effect.

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

	2018			2017
		Statements of Operations and			Statements of Operations and
	Balance Sheet	Comprehensive Income		Balance Sheet	Comprehensive Income
			Cumulative			Cumulative
Quarter Ended	End of Period	Period Average	Average	End of Period	Period Average	Average
March 31	$0.7756	$0.7906	$0.7906	$0.7519	$0.7559	$0.7559
June 30	$0.7594	$0.7745	$0.7825	$0.7706	$0.7436	$0.7497

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, ASU No. 2016-02, Leases, ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory and ASU No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

RESULTS OF OPERATIONS

Overview of the First Half Results

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

Our summary of operating results during the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
T&D Solutions	$21,599	$23,367	$42,531	$44,650
Critical Power Solutions	2,994	3,917	5,537	7,690
Consolidated	24,593	27,284	48,068	52,340
Cost of goods sold
Cost of goods sold
T&D Solutions	16,873	18,265	33,719	34,795
Critical Power Solutions	2,517	3,196	4,718	6,156
Consolidated	19,390	21,461	38,437	40,951
Gross profit	5,203	5,823	9,631	11,389
Selling, general and administrative expenses	3,754	3,722	7,534	7,601
Depreciation and amortization expense	395	462	812	924
Restructuring and integration	—	1	—	156
Foreign exchange loss (gain)	197	(210)	273	(271)
Total operating expenses	4,346	3,975	8,619	8,410
Operating income from continuing operations	857	1,848	1,012	2,979
Interest expense	750	611	1,399	1,160
Other expense	22	(44)	138	53
Income (loss) before taxes	85	1,281	(525)	1,766
Income tax expense (benefit)	163	(414)	135	(133)
Net (loss) income from continuing operations	(78)	1,695	(660)	1,899
Loss from discontinued operations, net of income taxes	(718)	(410)	(710)	(507)
Net (loss) income	$(796)	$1,285	$(1,370)	$1,392

During the fourth quarter of 2017, as part of our review of strategic alternatives, our Board of Directors approved efforts to sell our switchgear business unit operated as PCEP. Operating results for PCEP, which have been previously included in the T&D Solutions Segment, have now been reclassified as discontinued operations for all periods presented. See Note 5 – Discontinued Operations in Notes to Consolidated Financial Statements in Part I of this Form 10-Q. The excluded revenue for the switchgear business previously reported in T&D Solutions was $0.9 million and $3.6 million for the three months ended June 30, 2018 and 2017, respectively, and $4.6 million and $5.8 million for the six months ended June 30, 2018 and 2017, respectively. The excluded loss from the switchgear business was $718 and $410 for the three months ended June 30, 2018 and 2017, respectively, and $710 and $507 for the six months ended June 30, 2018 and 2017, respectively.

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
T&D Solutions	$25,419	$21,503	$20,170	$20,016	$20,640
Critical Power Solutions	10,850	8,623	8,710	10,626	10,466
Order backlog	36,269	30,126	28,880	30,642	31,106
Discontinued Operation	8,344	5,621	6,316	8,043	8,542
Total order backlog	$44,613	$35,747	$35,196	$38,685	$39,648

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Variance	%	2018	2017	Variance	%
T&D Solutions
Transformers	$21,599	$23,367	$(1,768)	(7.6)	$42,531	$44,650	$(2,119)	(4.7)
	21,599	23,367	(1,768)	(7.6)	42,531	44,650	(2,119)	(4.7)
Critical Power Solutions
Equipment	402	1,651	(1,249)	(75.6)	784	3,229	(2,445)	(75.7)
Service	2,592	2,266	326	14.4	4,753	4,461	292	6.5
	2,994	3,917	(923)	(23.6)	5,537	7,690	(2,153)	(28.0)
Total revenue	$24,593	$27,284	$(2,691)	(9.9)	$48,068	$52,340	$(4,272)	(8.2)

For the three months ended June 30, 2018, our consolidated revenue decreased by $2.7 million, or 9.9%, to $24.6 million, down from $27.3 million during the three months ended June 30, 2017. For the six months ended June 30, 2018, our consolidated revenue decreased by $4.3 million, or 8.2%, to $48.1 million, down from $52.3 million during the six months ended June 30, 2017.

T&D Solutions. During the three and six months ended June 30, 2018, revenue from our transformer product lines decreased by $1.8 million or 7.6% and $2.1 million and 4.7%, respectively, as compared to the three and six months ended June 30, 2017. The decrease was mostly driven by lower sales of our “liquid” transformer products due to delayed acceptance of orders by customers.

Critical Power. Titan is the only business unit in the Critical Power segment. For the three months ended June 30, 2018, equipment sales decreased by $1.2 million, or 75.6%, as compared to the same period in the prior year, resulting from a reduced focus on equipment sales included in the Titan revenue stream. For the six months ended June 30, 2018, equipment sales were down by $2.4 million, or 75.7% compared to the same period in 2017.

For the three months ended June 30, 2018, service revenue increased by $326 or 14.4%, as compared to the same period in the prior year. For the six months ended June 30, 2018, service revenue increased by $292 or 6.5% compared to the same period in 2017.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Variance	%	2018	2017	Variance	%
T&D Solutions
Gross profit	$4,726	$5,102	$(376)	(7.4)	$8,812	$9,855	$(1,043)	(10.6)
Gross margin %	21.9	21.8	0.1		20.7	22.1	(1.4)

Critical Power Solutions
Gross profit	477	721	(244)	(33.8)	819	1,534	(715)	(46.6)
Gross margin %	15.9	18.4	(2.5)		14.8	19.9	(5.1)

Consolidated gross profit	$5,203	$5,823	$(620)	(10.6)	$9,631	$11,389	$(1,758)	(15.4)
Consolidated gross margin %	21.2	21.3	(0.1)		20.0	21.8	(1.8)

For the three months ended June 30, 2018, our consolidated gross margin was 21.2% of revenues, compared to 21.3% during the three months ended June 30, 2017. For the six months ended June 30, 2018, our gross margin was 20.0% of revenues, compared to 21.8% during the six months ended June 30, 2017. The decrease in our consolidated gross margin percentage is further explained below.

T&D Solutions. During the three and six months ended June 30, 2018 the gross margin increased by 0.1% and decreased by 1.4%, respectively, as compared to the same periods in 2017. The decrease in our T&D Solutions gross margin of 1.4% for the six months ended June 30, 2018 as compared to the same period in 2017 resulted primarily from lower sales of liquid filled transformers and an unfavorable product mix in our “dry type” transformers.

Critical Power. During the three and six months ended June 30, 2018, the gross margin decreased by 2.5% and 5.1%, respectively, when compared to the same periods in 2017, primarily due to lower sales while the fixed costs remained comparable.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Variance	%	2018	2017	Variance	%
T&D Solutions
Selling, general and administrative expense	$2,762	$2,333	$429	18.4	$5,234	$4,852	$382	7.9
Depreciation and amortization expense	71	92	(21)	(22.8)	161	183	(22)	(12.0)
Restructuring and integration	—	1	(1)	(100.0)	—	156	(156)	(100.0)
Foreign exchange loss (gain)	197	(210)	407	(193.8)	273	(271)	544	(200.7)
Segment operating expense	$3,030	$2,216	$814	36.7	$5,668	$4,920	$748	15.2

Critical Power Solutions
Selling, general and administrative expense	$403	$608	$(205)	(33.7)	$873	$1,164	$(291)	(25.0)
Depreciation and amortization expense	308	352	(44)	(12.5)	619	704	(85)	(12.1)
Segment operating expense	$711	$960	$(249)	(25.9)	$1,492	$1,868	$(376)	(20.1)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$589	$781	$(192)	(24.6)	$1,427	$1,585	$(158)	(10.0)
Depreciation expense	16	18	(2)	(11.1)	32	37	(5)	(13.5)
Segment operating expense	$605	$799	$(194)	(24.3)	$1,459	$1,622	$(163)	(10.0)

Consolidated
Selling, general and administrative expense	$3,754	$3,722	$32	0.9	$7,534	$7,601	$(67)	(0.9)
Depreciation and amortization expense	395	462	(67)	(14.5)	812	924	(112)	(12.1)
Restructuring and integration	—	1	(1)	(100.0)	—	156	(156)	(100.0)
Foreign exchange loss (gain)	197	(210)	407	(193.8)	273	(271)	544	(200.7)
Consolidated operating expense	$4,346	$3,975	$371	9.3	$8,619	$8,410	$209	2.5

Selling, General and Administrative Expense. For the three months ended June 30, 2018, consolidated selling, general and administrative expense, before depreciation and amortization, increased by $32, or 0.9%, to $3,754, as compared to $3,722 during the three months ended June 30, 2017. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization increased to 15.3% in the 2018 period, as compared to 13.6% in 2017.

During the six months ended June 30, 2018, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by $67 or 0.9%, to $7.5 million, as compared to $7.6 million during the six months ended June 30, 2017. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization increased to 15.7% in the 2018 period, as compared to 14.5% in 2017.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the three months ended June 30, 2018, depreciation and amortization expense decreased by $67 or 14.5% when compared to the same period in 2017. For the six months ended June 30, 2018, depreciation and amortization expense decreased by $112 or 12.1% when compared to the same period in 2017.

Restructuring and Integration Expenses. There was no restructuring and integration expense for the three and six months ended June 30, 2018 as compared to $1 and $156 for the same periods in 2017.

Foreign Exchange Loss/Gain. During the three and six months ended June 30, 2018, approximately 43% and 44%, respectively, of our consolidated operating revenues were denominated in Canadian dollars, as compared to 46% and 45%, respectively, for the same periods in 2017. Most of our expenses were denominated and disbursed in U.S. dollars during the three and six months ended June 30, 2018 and 2017. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended June 30, 2018, we recorded a loss of $197 and for the three months ended June 30, 2017 we recorded a gain of $210 due to currency fluctuations. For the six months ended June 30, 2018 we recorded a loss of $273 and for the six months ended June 30, 2017 we recorded a gain of $271 due to currency fluctuations.

Operating Income (Loss)

The following table represents our operating income, excluding discontinued operations, by reportable segment for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Variance	%	2018	2017	Variance	%
T&D Solutions	$1,696	$2,886	$(1,190)	(41.2)	$3,144	$4,935	$(1,791)	(36.3)
Critical Power Solutions	(234)	(239)	5	2.1	(673)	(334)	(339)	(101.5)
Unallocated Corporate Overhead Expenses	(605)	(799)	194	24.3	(1,459)	(1,622)	163	10.0
Total operating income	$857	$1,848	$(991)	(53.6)	$1,012	$2,979	$(1,967)	(66.0)

T&D Solutions. During the three and six months ended June 30, 2018, T&D segment operating income was $1,696 and $3,144, respectively, as compared to $2,886 and $4,935 during the same respective periods of 2017. The decrease in the operating income is primarily due to lower sales of liquid filled transformers and an unfavorable product mix in our “dry-type” transformers.

Critical Power. During the three and six months ended June 30, 2018, our Critical Power segment generated an operating loss of $234 and $673, respectively, as compared to $239 and $334 during the same periods of 2017.

Unallocated Corporate Overhead Expenses. Our corporate expenses consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three and six months period ended June 30, 2018, our Unallocated Corporate Overhead Expenses decreased by $194 or 24.3% and by $163 or 10.0%, respectively, as compared to the same periods in 2017 primarily due to adjustment of prior year insurance premiums.

Non-Operating Expense

Interest Expense. For the three and six months ended June 30, 2018, interest expense was approximately $750 and $1,399, respectively, as compared to $611 and $1,160, respectively, during the three and six months ended June 30, 2017. The increase in our interest expense was due to higher average borrowings outstanding under our credit facilities and the increased utilization of short term borrowings during the 2018 period as compared to 2017.

Other Expense. For the three and six months ended June 30, 2018, other non-operating expense was $22 and $138, respectively, as compared to $44 of income and $53 of expense, during the same periods of 2017. The non-operating income of $44 for the three months ended June 30, 2017 was generated by $59 of abated payroll tax interest and penalties granted in the second quarter of 2017.

Income Tax Expense (Benefit). Our effective income tax expense rate was 191.8% for the three months ended June 30, 2018, compared to a benefit of 32.3% during the same period in 2017. For the six months ended June 30, 2018, our effective income tax expense rate was 25.7%, as compared to a benefit of 7.5% during the same period in 2017, as set forth below (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Variance	2018	2017	Variance
Income (Loss) from continuing operations before income taxes	$85	$1,281	$(1,196)	$(525)	$1,766	$(2,291)
Income tax expense (benefit)	163	(414)	577	135	(133)	268
Effective income tax rate %	191.8	(32.3)	224.1	25.7	(7.5)	33.2

Our effective income tax rate increased by 224.1% and 33.2% during the three and six months ended June 30, 2018, respectively, as compared to the same period of the prior year, primarily due to changes made to taxation of foreign earned income pursuant to the U.S. tax code changes enabled in December 2017.

Net (Loss)/ Income

We generated a net loss of $796 and $1,370 during the three and six months ended June 30, 2018, respectively, as compared to net income of $1,285 and $1,392 for the three and six months ended June 30, 2017. Our net loss per basic and diluted share for the three and six months ended June 30, 2018 was $0.09 and $0.16, respectively, as compared to net income per basic and diluted share of $0.15 and $0.17 for the three and six months ended June 30, 2017, respectively.

Our loss per share from continuing operations basic and diluted for the three and six months ended June 30, 2018 was $0.01 and $0.08, respectively, as compared to income of $0.19 and $0.22 for the three and six months ended June 30, 2017, respectively.

Our loss per share from discontinued operations basic and diluted for the three and six months ended June 30, 2018 was $0.08. Our loss per share from discontinued operations basic and diluted for the three and six months ended June 30, 2017 was $0.04 and $0.05, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General. At June 30, 2018, we had $315 of cash and cash equivalents on hand and total debt outstanding of $34.3 million, when including bank overdrafts and liabilities of discontinued operations. We have historically met our cash needs through a combination of cash flows from operating activities, bank borrowings under our revolving credit facilities and distributions between our U.S. and foreign subsidiaries. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities, funds generated from operations and cash available on hand should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months from the date of filing.

Cash Provided by Operating Activities. Cash used by our operating activities was $1.6 million during the six months ended June 30, 2018 and as compared to $2.3 million of cash provided by operating activities during the six months ended June 30, 2017. The principal elements of cash used by operating activities during the six months ended June 30, 2018 were various components of working capital.

Cash Used in Investing Activities. Cash used in investing activities during the three months ended June 30, 2018 was $188, as compared to $859 during the six months ended June 30, 2017. During the six months ended June 30, 2018, additions to our property, plant and equipment were $188.

Cash Provided by / Used in Financing Activities. Cash provided by our financing activities was $1,669 during six months ended June 30, 2018, as compared to $1,023 of cash used during the six months ended June 30, 2017.

Working Capital. As of June 30, 2018, we had negative working capital of $1.2 million, including $315 of cash and equivalents, compared to working capital of $709, including $218 of cash and equivalents at December 31, 2017. Our current assets were approximately 1.00 times our current liabilities at June 30, 2018 and at December 31, 2017. At June 30, 2018 and December 31, 2017, we had $0.6 million and $3.3 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios. Management believes that the existing credit facility is available as of the filing date to support operations as needed.

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

Our Canadian Facilities provided for up to $8.2 million Canadian dollars (“CAD”) (approximately $6.3 million expressed in U.S. dollars) consisting of a revolving $7.0 million CAD revolving credit facility (“Facility A”) to finance ongoing operations, a $471 CAD term credit facility (“Facility B”) that financed a plant expansion, and a $712 USD Facility that financed a business acquisition and the purchase and expansion of its manufacturing facilities. The 2017 CAD ARCA Amendment increased the Facility A to $8.0 million CAD, increasing the total amount of loans available under the Canadian Facilities to $9.2 million CAD.

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

Borrowings under Facility B, as amended by the 2017 CAD ARCA Amendment, bore interest at BMO’s prime rate plus 1.25% per annum with principal repayments becoming due on a five year amortization schedule. Pursuant to the CAD ARCA, quarterly principal repayments were reduced to $47 CAD, with a balloon payment of $141 CAD due on July 31, 2017. The 2017 CAD ARCA Amendment amended the payment schedules so that the quarterly principal payments of $47 CAD was to continue after July 31, 2017 until our borrowings under the facility is fully paid on April 30, 2018. The 2018 CAD ARCA Amendment did not modify the interest rate on Facility B borrowings, which remained at BMO’s prime rate plus 1.25% per annum. Pursuant to the 2018 CAD ARCA Amendment, we made the final principal payment of $47 under Facility B on April 30, 2018.

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

As of June 30, 2018, we had approximately $5.8 million in U.S. dollar equivalents outstanding under our Canadian Facilities. Our borrowings consisted of approximately $5.4 million outstanding under Facility A and $388 outstanding under Facility C. As of June 30, 2018, the Company is in compliance with all covenant requirements of the Canadian Facilities.

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

Our U.S. Facilities, as amended and restated, provided for up to $19.1 million USD consisting of a $14.0 million USD demand revolving credit facility (“USD Facility A”) to finance ongoing operations, a $5.0 million USD term loan facility (“USD Facility B”) that financed the acquisition of Titan, and a new $100 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance our day-to-day business expenses and for no other purpose. The 2017 US ARCA Amendment increased the USD Facility A to $15.0 million, increasing the total amount of loans available under the U.S. Facilities to $20.1 million USD.

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

Borrowings under USD Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Pursuant to the US ARCA, our quarterly principal payments were reduced to $31 USD for calendar year 2016, with the original amortization schedule continuing to apply to all quarterly principal payments made after December 31, 2016, and the final maturity date of December 2, 2019. The 2017 US ARCA Amendment reduced the scheduled quarterly principal payments to $31 USD, commencing March 31, 2017, to continue until July 31, 2018, with a balloon payment of $4,438 on July 31, 2018. Pursuant to the 2018 US ARCA Amendment, monthly principal repayments beginning on July 31, 2018 are increased to $100 and will continue until March 31, 2020, with a balloon payment of $2,338 due on April 1, 2020. The 2018 US ARCA Amendment did not change the USD Facility B interest rate.

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

As of June 30, 2018, we had approximately $19.4 million outstanding under our U.S. Facilities. Our borrowings consisted of approximately $15.0 million outstanding under USD Facility A, and $4.4 million outstanding under USD Facility B. As of June 30, 2018, the Company is in compliance with all covenant requirements of the U.S. Facilities.

Capital Lease Obligations

As of June 30, 2018 and December 31, 2017, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $188 during the six months ended June 30, 2018, as compared to $871 during the six months ended June 30, 2017. We have no major future capital projects planned, or significant replacement spending anticipated during 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on April 2, 2018, continued to exist and were still considered material weaknesses in our internal control over financial reporting at June 30, 2018.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of June 30, 2018, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

Management believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Remediation Plan

As of June 30, 2018, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the fiscal quarter ended June 30, 2018 there were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PIONEER POWER SOLUTIONS, INC.

Date: August 10, 2018	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: August 10, 2018	/s/ Thomas Klink
Name: Thomas Klink
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated May 2, 2018, by and between Cleanspark, Inc and Pioneer Custom Electric Products Corp. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 8, 2018)

2.2	Letter Agreement, dated June 29, 2018, by and between Cleanspark, Inc and Pioneer Custom Electric Products Corp. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2018)

2.3	Letter Agreement, dated July 16, 2018, by and between Cleanspark, Inc and Pioneer Custom Electric Products Corp. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 19, 2018)

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.