Form 10-Q
period 2018-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2018-11-09
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 9, 2018 was 8,726,045.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$25,956	$25,494	$74,024	$77,835
Cost of goods sold
Cost of goods sold	20,815	19,609	59,253	60,559
Restructuring and integration	—	873	—	873
Total cost of goods sold	20,815	20,482	59,253	61,432
Gross profit	5,141	5,012	14,771	16,403
Operating expenses
Selling, general and administrative	4,081	4,151	12,426	12,676
Restructuring and integration	—	—	—	156
Foreign exchange gain	(889)	(194)	(617)	(465)
Total operating expenses	3,192	3,957	11,809	12,367
Income from continuing operations	1,949	1,055	2,962	4,036
Interest expense	727	632	2,126	1,792
Other expense	19	112	158	165
Income before taxes	1,203	311	678	2,079
Income tax expense	415	530	550	396
Net income (loss) from continuing operations	788	(219)	128	1,683
Loss from discontinued operations, net of income taxes	(730)	(576)	(1,440)	(1,084)
Net income (loss)	$58	$(795)	$(1,312)	$599

Earnings (loss) per share:
Basic and diluted
Income (loss) from continuing operations	$0.09	$(0.03)	$0.01	$0.19
Loss from discontinued operations	(0.08)	(0.06)	(0.17)	(0.11)
Net income (loss)	$0.01	$(0.09)	$(0.16)	$0.08

Diluted
Income (loss) from continuing operations	$0.09	$(0.03)	$0.01	$0.19
Loss from discontinued operations	(0.08)	(0.06)	(0.17)	(0.11)
Net income (loss)	$0.01	$(0.09)	$(0.16)	$0.08

Weighted average common shares outstanding:
Basic	8,726	8,725	8,726	8,713
Diluted	8,734	8,725	8,726	8,727

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$58	$(795)	$(1,312)	$599
Other comprehensive income (loss)
Foreign currency translation adjustments	21	—	(146)	68
Amortization of net prior service costs and net actuarial losses, net of tax	(7)	(42)	(23)	(15)
Other comprehensive income (loss)	14	(42)	(169)	53
Comprehensive income (loss)	$72	$(837)	$(1,481)	$652

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$659	$218
Accounts receivable, net	14,956	13,432
Inventories, net	26,010	23,192
Income taxes receivable	447	743
Prepaid expenses and other current assets	2,688	2,803
Current assets of discontinued operations	6,066	7,073
Total current assets	50,826	47,461
Property, plant and equipment, net	5,889	6,335
Deferred income taxes	3,047	2,729
Other assets	5,204	4,281
Intangible assets, net	3,913	4,922
Goodwill	8,527	8,527
Total assets	$77,406	$74,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$2,600	$833
Revolving credit facilities	19,580	17,814
Short term borrowings	3,170	5,430
Accounts payable and accrued liabilities	20,882	16,873
Current maturities of long-term debt and capital lease obligations	1,316	782
Income taxes payable	900	1,164
Current liabilities of discontinued operations	3,791	3,856
Total current liabilities	52,239	46,752
Long-term debt, net of current maturities	3,127	4,153
Pension deficit	291	283
Other long-term liabilities	3,946	3,853
Deferred income taxes	1,575	1,665
Total liabilities	61,178	56,706
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on September 30, 2018 and December 31, 2017	9	9
Additional paid-in capital	23,961	23,801
Accumulated other comprehensive loss	(5,967)	(5,798)
Accumulated deficit	(1,775)	(463)
Total stockholders’ equity	16,228	17,549
Total liabilities and stockholders’ equity	$77,406	$74,255

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net (loss) income	$(1,312)	$599
Depreciation	898	956
Amortization of intangible assets	1,102	1,390
Amortization of right-of-use assets	403	396
Amortization of debt issuance cost	67	185
Deferred income tax benefit	(414)	(689)
Change in receivable reserves	(374)	53
Change in inventory reserves	288	38
Accrued pension	(6)	(24)
Stock-based compensation	160	319
Other	14	(5)
Foreign currency remeasurement loss/ (gain)	85	(40)
Changes in current operating assets and liabilities:
Accounts receivable	(455)	(1,434)
Inventories	(3,558)	(1,678)
Prepaid expenses and other assets	(509)	76
Income taxes	42	(289)
Accounts payable and accrued liabilities	4,136	(17)
Net cash provided by/ (used in) operating activities	567	(164)

Investing activities
Additions to property, plant and equipment	(369)	(1,245)
Proceeds from sale of fixed assets	—	20
Net cash used in investing activities	(369)	(1,225)

Financing activities
Bank overdrafts	1,593	162
Short term borrowings	(2,260)	1,365
Borrowing under debt agreement	31,696	31,919
Repayment of debt	(30,462)	(30,465)
Payment of debt issuance cost	(24)	(157)
Net proceeds from the exercise of options for common stock	—	120
Principal repayments of financing leases	(376)	(309)
Net cash provided by financing activities	167	2,635

Increase in cash and cash equivalents	365	1,246
Effect of foreign exchange on cash and cash equivalents	76	(542)

Cash and cash equivalents
Beginning of period	218	246
End of period	$659	$950

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2018 (unaudited)

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

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of September 30, 2018. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in the Company’s accounting policies during the third quarter of 2018 except for the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, ASU No. 2016-02, Leases and ASU No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost as further described below.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s financial statements.

Revenue from Contracts with Customers. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Recession of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than were required under previously existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Companies may use either of the following transition methods to adopt this standard: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures) (the “modified retrospective approach”). We completed a review of our various revenue streams within our two reportable segments: (i) T&D Solutions and (ii) Critical Power. We have gathered data to quantify the amount of sales by type of revenue stream and categorized the types of sales for our business units for the purpose of comparing how we recognized revenue to the new standard in order to quantify the impact of this ASU. We generally anticipate having substantially similar performance obligations under the new guidance when compared to previously existing U.S. GAAP. We have made policy elections within the amended standard that are consistent with our existing accounting. We adopted ASU 2014-09 in our first quarter of 2018 using the modified retrospective approach and concluded that there was no material impact to our financial statements other than enhanced disclosures and there are no changes to the opening retained earnings balance.

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

Retirement Standard. In March 2017, the FASB issued ASU No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. We adopted Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the “New Retirement Standard”), effective January 1, 2018 using the full-retrospective method. The New Retirement Standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. The Company elected to apply the practical expedient and use the amounts disclosed in Note 11 to the financial statements included in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 as the estimation basis for applying the retrospective presentation requirements of the standard.

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

Stock Compensation. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The updated standard is effective for the Company beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption of the new guidance is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement that eliminates, amends, and adds certain disclosure requirements for fair value measurements. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Products	$23,051	$22,808	$66,365	$70,688
Services	2,905	2,686	7,659	7,147
Total Revenue	$25,956	$25,494	$74,024	$77,835

See Note 14 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. There was no adjustment to opening retained earnings due to the impact of adopting Topic 606.

4. OTHER EXPENSE

Other expense in the consolidated statements of operations reports certain losses associated with activities not directly related to our core operations. For the three and nine months ended September 30, 2018, other non-operating expense was $19 and $158, respectively, as compared to $112 and $165, respectively, during the same periods of 2017.

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

As consideration for the Purchased Assets, CleanSpark has agreed to pay total consideration comprised of the following: (a) an 18-month promissory note at 9% interest, in principal amount equal to the net carrying value of the working capital of the business at closing; (b) a three-year equipment lease to be entered into at closing of the Asset Sale, providing for rent payments in the amount of $7,500 per month, which also includes two renewal terms of one-year each at CleanSpark’s option and a CleanSpark purchase option of $1,000,000; (c) 7,000,000 shares of CleanSpark common stock; (d) a five year warrant to purchase 1,000,000 shares of CleanSpark common stock at an exercise price of $1.60 per share; and (e) a five year warrant to purchase 1,000,000 shares of CleanSpark common stock at an exercise price of $2.00 per share.

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

The components of assets and liabilities that are attributable to discontinued operations are as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets of discontinued operations:
Accounts receivable - trade, net	$739	$1,568
Inventories, net	3,131	2,921
Prepaid expenses	209	214
Property, plant and equipment, net	354	524
Right of use asset	—	129
Intangible assets, net	1,382	1,477
Other assets	251	240
Assets of discontinued operations	$6,066	$7,073

Liabilities of discontinued operations:
Bank overdrafts	$150	$349
Accounts payable and accrued liabilities	3,641	3,507
Liabilities of discontinued operations	$3,791	$3,856

The following table presents the discontinued operations of the switchgear business in the Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$1,274	$4,299	$5,858	$10,118
Costs and Expenses
Cost of goods sold	1,504	4,052	5,619	8,957
Operating Expenses	438	692	1,503	1,763
Interest income	(1)	(1)	(4)	(4)
Other expense	257	132	563	486
Total costs and expenses	2,198	4,875	7,681	11,202
Loss before provision for income taxes	(924)	(576)	(1,823)	(1,084)
Income tax benefit	(194)	—	(383)	—
Loss from discontinued operations, net of income taxes	$(730)	$(576)	$(1,440)	$(1,084)

The following table presents the switchgear business in the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(299)	$(3,300)
Net cash used in investing activities	—	(56)
Net cash provided by financing activities	299	3,356
Increase in cash and cash equivalents	$—	$—

6. INVENTORIES

The components of inventories are summarized below:

	September 30, 2018	December 31, 2017
	(Unaudited)
Raw materials	$13,114	$9,229
Work in process	3,629	3,295
Finished goods	9,737	10,919
Provision for excess and obsolete inventory	(470)	(251)
Total inventories	$26,010	$23,192

Inventories are stated at the lower of cost or a net realizable basis determined on a FIFO method. Included in raw materials and finished goods at September 30, 2018 and December 31, 2017 are goods in transit of approximately $7.0 million and $3.1 million, respectively.

At September 30, 2018 and December 31, 2017, raw materials in the amount of $6.8 million and $3.0 million, respectively, not pledged to our secured creditor were used for collateral to secure short term borrowings under a product financing arrangement. This short term borrowing agreement provides the Company with the ability to acquire raw materials utilized in connection with its manufacturing process. The Company generally satisfies its obligations within 60 days of the initial borrowings, which yields an interest expense that is immaterial. The aggregate borrowings under this agreement amounted to $3.2 million and $5.4 million as of September 30, 2018 and December 31, 2017, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	September 30, 2018	December 31, 2017
	(Unaudited)
Land	$48	$50
Buildings	2,468	2,547
Machinery and equipment	10,267	10,187
Furniture and fixtures	427	430
Computer hardware and software	1,093	1,097
Leasehold improvements	526	528
Construction in progress	164	18
	14,993	14,857
Less: Accumulated depreciation	(9,104)	(8,522)
Total property, plant and equipment, net	$5,889	$6,335

Depreciation expense was $741 and $792 for the nine months ended September 30, 2018 and 2017, respectively.

8. OTHER ASSETS

In December 2011 and January 2012, the Company made two secured loans, each in the amount of $300 to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers. The principal balance of the loan receivable is outstanding at September 30, 2018 and December 31, 2017. The Company expects to fully recover these amounts. At September 30, 2018 the Company has classified the principal of $600 as other assets as the Company does not anticipate the settlement of both notes in the next twelve months based upon ongoing negotiations with the debtor.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying values of goodwill for the nine months ended September 30, 2018.

	T&D Solutions Segment	Critical Power Solutions Segment	Total Goodwill
Gross Goodwill:
Balance as of January 1, 2018	$6,533	$2,970	$9,503
No activity	—	—	—
Balance as of September 30, 2018	$6,533	$2,970	$9,503
Accumulated impairment losses:
Balance as of January 1, 2018	$(976)	$—	$(976)
No activity	—	—	—
Balance as of September 30, 2018	$(976)	$—	$(976)

Net Goodwill as of September 30, 2018	$5,557	$2,970	$8,527

Changes in the carrying values of intangible assets for the nine months ended September 30, 2018, were as follows:

	T&D Solutions Segment	Critical Power Solutions Segment	Total Intangible Assets
Balance as of January 1, 2018, net	$3,677	$1,245	$4,922
Amortization	(166)	(841)	(1,007)
Foreign currency translation	(2)	—	(2)
Balance as of September 30, 2018, net	$3,509	$404	$3,913

The components of intangible assets as of September 30, 2018 are summarized below:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Customer relationships	7	$6,689	$(5,742)	$—	$947
Non-compete agreements	4	155	(137)	—	18
Trademarks	Indefinite	1,816	—	—	1,816
Internally developed software	7	289	(155)	—	134
Developed technology	10	493	(183)	—	310
Technology-related industry accreditations	Indefinite	706	—	(18)	688
Total intangible assets		$10,148	$(6,217)	$(18)	$3,913

The amortization of intangible assets expense was $1,007 for the nine months ended September 30, 2018.

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

Borrowings under Facility C, as amended by the 2017 CAD ARCA, bore interest at BMO’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars. Pursuant to the CAD ARCA, a principal repayment of $72 USD due on June 30, 2016, and the reduced quarterly principal repayments of $36 USD were to be made beginning on October 31, 2016, with a balloon payment of $496 USD due on July 31, 2017. The 2017 CAD ARCA Amendment amended the payment schedules so that the quarterly payments of $36 USD were to continue until July 31, 2018, with a balloon payment of $352 due on July 31, 2018. Pursuant to the 2018 CAD ARCA Amendment, quarterly principal repayments of $36 will continue until January 31, 2020, with a balloon payment of $136 due on April 1, 2020. The 2018 CAD ARCA Amendment modified the interest rate on Facility C borrowings to BMO’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars.

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

As of September 30, 2018, we had approximately $6.0 million in U.S. dollar equivalents outstanding under our Canadian Facilities. Our borrowings consisted of approximately $5.6 million outstanding under Facility A and $352 outstanding under Facility C. As of September 30, 2018, the Company was not in compliance with the financial covenant requirements of the Canadian Facilities and has received a waiver from BMO as of November 7, 2018 for the period ending September 30, 2018.

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

As of September 30, 2018, we had approximately $18.1 million outstanding under our U.S. Facilities. Our borrowings consisted of approximately $14.0 million outstanding under USD Facility A, and $4.1 million outstanding under USD Facility B. As of September 30, 2018, the Company was not in compliance with the financial covenant requirements of the U.S. Facilities and has received a waiver from BMO as of November 7, 2018 for the period ending September 30, 2018.

The Company’s debt consists of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Term credit facilities, net (a)	$4,442	$4,933
Capital lease obligations	1	2
Total debt	4,443	4,935
Less current portion	(1,316)	(782)
Total long-term debt	$3,127	$4,153

 (a) The balances as of September 30, 2018 and December 31, 2017 are net of debt issuance costs of $47 and $102, respectively.

11. PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of
	2018	2017	2018	2017	Consolidated Operations
Current service cost, net of employee contributions	$14	$10	$45	$35	Selling, general and administrative
Interest cost on accrued benefit obligation	24	27	74	79	Other expense
Expected return on plan assets	(42)	(44)	(127)	(128)	Other expense
Amortization of transitional obligation	3	3	6	9	Other expense
Amortization of past service costs	2	2	4	6	Other expense
Amortization of net actuarial gain	14	12	42	36	Other expense
Total cost of benefit	$15	$10	$44	$37

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $58 and $56 of contributions to its defined benefit pension plan during the nine months ended September 30, 2018 and 2017, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of September 30, 2018 and December 31, 2017.

Warrants

As of December 31, 2017, the Company had warrants outstanding to purchase 50,600 shares of common stock with a weighted average exercise price of $7.00 per share. All of the warrants expired on September 18, 2018. No warrants were exercised through the expiration date of September 18, 2018. The Company has no warrants outstanding as of September 30, 2018.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of September 30, 2018, and changes during the nine months ended September 30, 2018, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2018	435,800	$8.35	7.5	$216
Granted	7,000	5.60
Exercised	—	—
Forfeited	(16,500)	7.98
Outstanding as of September 30, 2018	426,300	$8.32	6.70	$16
Exercisable as of September 30, 2018	412,633	$8.38	6.60	$16

As of September 30, 2018, there were 247,367 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three and nine months ended September 30, 2018 was approximately $14 and $160, respectively, as compared to $148 and $319, during the three and nine months ended September 30, 2017, respectively. At September 30, 2018, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $19.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in unrealized income of $21 for the three months ended September 30, 2018 and nominal unrealized loss for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, the Company had foreign currency translation adjustments resulting in unrealized loss of $146 and unrealized income of $68, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Income (loss) from continuing operations	$788	$(219)	$128	$1,683
Loss from discontinued operations, net of income taxes	(730)	(576)	(1,440)	(1,084)
Net income (loss)	$58	$(795)	$(1,312)	$599

Denominator:
Weighted average basic shares outstanding	$8,726	$8,725	$8,726	$8,713
Effect of dilutive securities - equity based compensation plans	8	—	—	14
Denominator for diluted net income per common share	$8,734	$8,725	$8,726	$8,727

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.09	$(0.03)	$0.01	$0.19
Loss from discontinued operations	(0.08)	(0.06)	(0.17)	(0.11)
Net income (loss)	$0.01	$(0.09)	$(0.16)	$0.08

Diluted
Income (loss) from continuing operations	$0.09	$(0.03)	$0.01	$0.19
Loss from discontinued operations	(0.08)	(0.06)	(0.17)	(0.11)
Net income (loss)	$0.01	$(0.09)	$(0.16)	$0.08

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

The following tables present information about segment income and loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
T&D Solutions
Transformers	$22,663	$21,547	$65,194	$66,198
	22,663	21,547	65,194	66,198
Critical Power Solutions
Equipment	388	1,261	1,171	4,490
Service	2,905	2,686	7,659	7,147
	3,293	3,947	8,830	11,637
Consolidated	$25,956	$25,494	$74,024	$77,835

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation and Amortization
T&D Solutions	$314	$348	$981	$1,028
Critical Power Solutions	369	577	1,122	1,399
Unallocated Corporate Overhead Expenses	16	18	49	55
Consolidated	$699	$943	$2,152	$2,482

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Income
T&D Solutions	$2,449	$1,777	$5,594	$6,715
Critical Power Solutions	141	83	(533)	(252)
Unallocated Corporate Overhead Expenses	(641)	(805)	(2,099)	(2,427)
Consolidated	$1,949	$1,055	$2,962	$4,036

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
United States	$17,163	$16,504	$49,291	$49,672
Canada	8,793	8,990	24,733	28,163
Total	$25,956	$25,494	$74,024	$77,835

15. LEASES

The company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms of 1 year to 8 years some of which contain options to extend up to 10 years. As of September 30, 2018 and 2017, assets recorded under finance leases were $3,565 and $3,359 respectively, and accumulated amortization associated with finance leases was $917 and $397, respectively.

The components of the lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Operating lease cost	$185	$170	$548	$509

Finance lease cost
Amortization of right-of-use asset	$137	$140	$403	$396
Interest on lease liabilities	38	42	117	126
Total finance lease cost	$175	$182	$520	$522

Other information related to leases was as follows:

Supplemental Cash Flows Information

	September 30, 2018	September 30, 2017
Cash paid for amounts included in the mesurement of lease liabilities
Operating cash flows from operating leases	$557	$517
Operating cash flows from finance leases	117	126
Financing cash flows from finance leases	376	309
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	484	435
Finance leases	409	396

Weighted Average Remaining Lease Term

	September 30, 2018	September 30, 2017
Operating leases	3 years	4 years
Finance leases	7 years	7 years

Weighted Average Discount Rate

	September 30,	September 30,
	2018	2017
Operating leases	5.5%	5.5%
Finance leases	5.5%	5.5%

Future minimum lease payments under non-cancellable leases as of September 30, 2018 were as follows:

	Operating Leases	Finance Leases
2018 (excluding the nine months ended September 30, 2018)	$212	$168
2019	793	635
2020	763	533
2021	410	489
2022	91	356
Thereafter	—	1,157
Total future minmum lease payments	2,269	3,338
Less imputed interest	(176)	(548)
Total future minmum lease payments	$2,093	$2,790

Reported as of September 30, 2018:

	Operating Leases	Finance Leases
Accounts payable and accrued liabilities	$709	$490
Other long-term liabilities	1,371	2,187
Total	$2,080	$2,677

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

	2018			2017
		Statements of Operations and			Statements of Operations and
	Balance Sheet	Comprehensive Income		Balance Sheet	Comprehensive Income
		Period	Cumulative		Period	Cumulative
Quarter Ended	End of Period	Average	Average	End of Period	Average	Average
March 31	$0.7756	$0.7906	$0.7906	$0.7519	$0.7559	$0.7559
June 30	$0.7594	$0.7745	$0.7825	$0.7706	$0.7436	$0.7497
September 30	$0.7725	$0.7652	$0.7766	$0.8013	$0.7983	$0.7652

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

RESULTS OF OPERATIONS

Overview of the Three and Nine Month Results

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

Our summary of operating results during the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
T&D Solutions	$22,663	$21,547	$65,194	$66,198
Critical Power Solutions	3,293	3,947	8,830	11,637
Consolidated	25,956	25,494	74,024	77,835
Cost of goods sold
T&D Solutions	18,348	17,569	52,068	52,363
Critical Power Solutions	2,467	2,913	7,185	9,069
Consolidated	20,815	20,482	59,253	61,432
Gross profit	5,141	5,012	14,771	16,403
Selling, general and administrative expenses	3,703	3,533	11,236	11,134
Depreciation and amortization expense	378	618	1,190	1,542
Restructuring and integration	—	—	—	156
Foreign exchange gain	(889)	(194)	(617)	(465)
Total operating expenses	3,192	3,957	11,809	12,367
Operating income from continuing operations	1,949	1,055	2,962	4,036
Interest expense	727	632	2,126	1,792
Other expense	19	112	158	165
Income before taxes	1,203	311	678	2,079
Income tax expense	415	530	550	396
Net income (loss) from continuing operations	788	(219)	128	1,683
Loss from discontinued operations, net of income taxes	(730)	(576)	(1,440)	(1,084)
Net income (loss)	$58	$(795)	$(1,312)	$599

During the fourth quarter of 2017, as part of our review of strategic alternatives, our Board of Directors approved efforts to sell our switchgear business unit operated as PCEP. Operating results for PCEP, which have been previously included in the T&D Solutions Segment, have now been reclassified as discontinued operations for all periods presented. See Note 5 – Discontinued Operations in Notes to Consolidated Financial Statements in Part I of this Form 10-Q. The excluded revenue for the switchgear business previously reported in T&D Solutions was $1.3 million and $4.3 million for the three months ended September 30, 2018 and 2017, respectively, and $5.9 million and $10.1 million for the nine months ended September 30, 2018 and 2017, respectively. The excluded loss from the switchgear business was $730 and $576 for the three months ended September 30, 2018 and 2017, respectively, and $1,440 and $1,084 for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017
T&D Solutions	$29,449	25,419	$21,503	$20,170	$20,016
Critical Power Solutions	11,522	10,850	8,623	8,710	10,626
Order backlog	40,971	36,269	30,126	28,880	30,642
Discontinued Operation	9,626	8,344	5,621	6,316	8,043
Total order backlog	$50,597	44,613	$35,747	$35,196	$38,685

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Variance	%	2018	2017	Variance	%
T&D Solutions
Transformers	$22,663	$21,547	$1,116	5.2	$65,194	$66,198	$(1,004)	(1.5)
	22,663	21,547	1,116	5.2	65,194	66,198	(1,004)	(1.5)
Critical Power Solutions
Equipment	388	1,261	(873)	(69.2)	1,171	4,490	(3,319)	(73.9)
Service	2,905	2,686	219	8.2	7,659	7,147	512	7.2
	3,293	3,947	(654)	(16.6)	8,830	11,637	(2,807)	(24.1)
Total revenue	$25,956	$25,494	$462	1.8	$74,024	$77,835	$(3,811)	(4.9)

For the three months ended September 30, 2018, our consolidated revenue increased by $0.5 million, or 1.8%, to $26.0 million, up from $25.5 million during the three months ended September 30, 2017. For the nine months ended September 30, 2018, our consolidated revenue decreased by $3.8 million, or 4.9%, to $74.0 million, down from $77.8 million during the nine months ended September 30, 2017.

T&D Solutions. During the three months ended September 30, 2018, revenue from our transformer product lines increased by $1.1 million or 5.2% as compared to the three months ended September 30, 2017 due to higher sales of liquid filled transformers. During the nine months ended September 30, 2018, revenue from our transformer product lines decreased by $1.0 million or 1.5% as compared to the nine months ended September 30, 2017. The decrease was mostly driven by lower sales of our “dry type” transformer products.

Critical Power. Titan is the only business unit in the Critical Power segment. For the three months ended September 30, 2018, equipment sales decreased by $0.9 million, or 69.2%, as compared to the same period in the prior year, resulting from a reduced focus on equipment sales included in the Titan revenue stream. For the nine months ended September 30, 2018, equipment sales were down by $3.3 million, or 73.9% compared to the same period in 2017.

For the three months ended September 30, 2018, service revenue increased by $219 or 8.2%, as compared to the same period in the prior year. For the nine months ended September 30, 2018, service revenue increased by $511 or 7.2% compared to the same period in 2017. The Company increased the focus on the service revenue in its Critical Power segment.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Variance	%	2018	2017	Variance	%
T&D Solutions
Gross profit	$4,315	$3,978	$337	8.5	$13,126	$13,835	$(709)	(5.1)
Gross margin %	19.0	18.5	0.5		20.1	20.9	(0.8)

Critical Power Solutions
Gross profit	826	1,034	(208)	(20.1)	1,645	2,568	(923)	(35.9)
Gross margin %	25.1	26.2	(1.1)		18.6	22.1	(3.5)

Consolidated gross profit	$5,141	$5,012	$129	2.6	$14,771	$16,403	$(1,632)	(9.9)
Consolidated gross margin %	19.8	19.7	0.1		20.0	21.1	(1.1)

For the three months ended September 30, 2018, our consolidated gross margin was 19.8% of revenues, compared to 19.7% during the three months ended September 30, 2017. For the nine months ended September 30, 2018, our gross margin was 20.0% of revenues, compared to 21.1% during the nine months ended September 30, 2017. The decrease in our consolidated gross margin percentage is further explained below.

T&D Solutions. During the three months ended September 30, 2018 the gross margin increased by 0.5% as compared to the same period in 2017. Included in the three months ended September 30, 2017 is the write off of raw material inventory not relocated from Canada. During the nine months ended September 30, 2018 the gross margin decreased by 0.8% as compared to the same period in 2017 primarily from an unfavorable product mix in our “dry type” transformers.

Critical Power. During the three and nine months ended September 30, 2018, the gross margin decreased by 1.1% and 3.5%, respectively, when compared to the same periods in 2017, primarily due to lower sales while the fixed costs remained comparable.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Variance	%	2018	2017	Variance	%
T&D Solutions
Selling, general and administrative expense	$2,695	$2,302	$393	17.1	$7,928	$7,152	$776	10.9
Depreciation and amortization expense	60	93	(33)	(35.5)	221	277	(56)	(20.2)
Restructuring and integration	—	—	—	—	—	156	(156)	(100.0)
Foreign exchange gain	(889)	(194)	(695)	358.2	(617)	(465)	(152)	32.7
Segment operating expense	$1,866	$2,201	$(335)	(15.2)	$7,532	$7,120	$412	5.8

Critical Power Solutions
Selling, general and administrative expense	$383	$444	$(61)	(13.7)	$1,257	$1,610	$(353)	(21.9)
Depreciation and amortization expense	302	507	(205)	(40.4)	921	1,210	(289)	(23.9)
Segment operating expense	$685	$951	$(266)	(28.0)	$2,178	$2,820	$(642)	(22.8)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$625	$787	$(162)	(20.6)	$2,051	$2,372	$(321)	(13.5)
Depreciation expense	16	18	(2)	(11.1)	48	55	(7)	(12.7)
Segment operating expense	$641	$805	$(164)	(20.4)	$2,099	$2,427	$(328)	(13.5)

Consolidated
Selling, general and administrative expense	$3,703	$3,533	$170	4.8	$11,236	$11,134	$102	0.9
Depreciation and amortization expense	378	618	(240)	(38.8)	1,190	1,542	(352)	(22.8)
Restructuring and integration	—	—	—	—	—	156	(156)	(100.0)
Foreign exchange gain	(889)	(194)	(695)	358.2	(617)	(465)	(152)	32.7
Consolidated operating expense	$3,192	$3,957	$(765)	(19.3)	$11,809	$12,367	$(558)	(4.5)

Selling, General and Administrative Expense. For the three months ended September 30, 2018, consolidated selling, general and administrative expense, before depreciation and amortization, increased by $170, or 4.8%, to $3,703, as compared to $3,533 during the three months ended September 30, 2017. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization increased to 14.3% in the 2018 period, as compared to 13.9% in 2017.

During the nine months ended September 30, 2018, consolidated selling, general and administrative expense, before depreciation and amortization, increased by $102 or 0.9%, to $11.2 million, as compared to $11.1 million during the nine months ended September 30, 2017. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization increased to 15.2% in the 2018 period, as compared to 14.3% in 2017.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the three months ended September 30, 2018, depreciation and amortization expense decreased by $240 or 38.8% when compared to the same period in 2017. For the nine months ended September 30, 2018, depreciation and amortization expense decreased by $352 or 22.8% when compared to the same period in 2017.

Restructuring and Integration Expenses. There was no restructuring and integration expense for the three months ended September 30, 2017 and 2018 and nine months ended September 30, 2018. For the nine months ended September 30, 2017, restructuring and integration expense was $156 related to relocation of the medium voltage transformer production facility from Canada to a lower cost facility.

Foreign Exchange Loss/Gain. During the three and nine months ended September 30, 2018, approximately 46% and 45%, respectively, of our consolidated operating revenues were denominated in Canadian dollars, as compared to 42% and 44%, respectively, for the same periods in 2017. Most of our expenses were denominated and disbursed in U.S. dollars during the three and nine months ended September 30, 2018 and 2017. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended September 30, 2018 and 2017, we recorded a gain of $889 and $194, respectively, due to currency fluctuations. For the nine months ended September 30, 2018 and 2017, we recorded a gain of $617 and $465, respectively, due to currency fluctuations.

Operating Income (Loss)

The following table represents our operating income, excluding discontinued operations, by reportable segment for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Variance	%	2018	2017	Variance	%
T&D Solutions	$2,449	$1,777	$672	37.8	$5,594	$6,715	$(1,121)	(16.7)
Critical Power Solutions	141	83	58	(69.9)	(533)	(252)	(281)	(111.5)
Unallocated Corporate Overhead Expenses	(641)	(805)	164	20.4	(2,099)	(2,427)	328	13.5
Total operating income	$1,949	$1,055	$894	84.7	$2,962	$4,036	$(1,074)	(26.6)

T&D Solutions. During the three months ended September 30, 2018, T&D segment operating income was $2,449 as compared to $1,777 for the same period in 2017. Included in the three months ended September 30, 2017 is the write off of raw material inventory not relocated from Canada. During the nine months ended September 30, 2018, T&D segment operating income was $5,594 as compared to $6,715 during the same period of 2017. The decrease in the operating income is primarily due to an unfavorable product mix in our “dry type” transformers.

Critical Power. During the three months ended September 30, 2018, our Critical Power segment generated an operating income of $141 as compared to $83 during the same period of 2017. During the nine months ended September 30, 2018, our Critical Power segment generated an operating loss of $533 as compared to $252 loss during the same periods of 2017.

Unallocated Corporate Overhead Expenses. Our corporate expenses consist primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three and nine months period ended September 30, 2018, our Unallocated Corporate Overhead Expenses decreased by $164 or 20.4% and $328 or 13.5%, respectively, as compared to the same periods in 2017 primarily due to adjustment of prior year insurance premiums.

Non-Operating Expense

Interest Expense. For the three and nine months ended September 30, 2018, interest expense was approximately $727 and $2,126, respectively, as compared to $632 and $1,792, respectively, during the three and nine months ended September 30, 2017. The increase in our interest expense was due to higher average borrowings outstanding under our credit facilities and the increased utilization of short term borrowings with increased rates during the 2018 period as compared to 2017.

Other Expense. For the three and nine months ended September 30, 2018, other non-operating expense was $19 and $158, respectively, as compared to $112 and $165, during the same periods of 2017.

Income Tax Expense. Our effective income tax expense rate was 34.5% for the three months ended September 30, 2018, compared to 170.4% during the same period in 2017. For the nine months ended September 30, 2018, our effective income tax expense rate was 81.1%, as compared to 19.0% during the same period in 2017, as set forth below (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance	2018	2017	Variance
Income from continuing operations before income taxes	$1,203	$311	$892	$678	$2,079	$(1,401)
Income tax expense	415	530	(115)	550	396	154
Effective income tax rate %	34.5	170.4	(135.9)	81.1	19.0	62.1

Our effective income tax rate decreased by 135.9% and increased by 62.1% during the three and nine months ended September 30, 2018, respectively, as compared to the same period of the prior year, primarily due to changes made to taxation of foreign earned income pursuant to the U.S. tax code changes enabled in December 2017.

Net Income/ (Loss)

We generated a net income of $58 and net loss of $1,312 during the three and nine months ended September 30, 2018, respectively, as compared to net loss of $795 and net income of $599 for the three and nine months ended September 30, 2017. Our net income per basic and diluted share for the three months ended September 30, 2018 was $0.01. Our net loss per basic and diluted share for the nine months ended September 30, 2018 was $0.16. Our net loss per basic and diluted share for the three months ended September 30, 2017 was $0.09. Our net income per basic and diluted share for the nine months ended September 30, 2017 was $0.08.

Our income per share from continuing operations basic and diluted for the three and nine months ended September 30, 2018 was $0.09 and $0.01, respectively, as compared to loss of $0.03 and income of $0.19 for the three and nine months ended September 30, 2017, respectively.

Our loss per share from discontinued operations basic and diluted for the three and nine months ended September 30, 2018 was $0.08 and $0.17, respectively. Our loss per share from discontinued operations basic and diluted for the three and nine months ended September 30, 2017 was $0.06 and $0.11, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General. At September 30, 2018, we had $659 of cash and cash equivalents on hand and total debt outstanding of $33.6 million, when including bank overdrafts and liabilities of discontinued operations. We have historically met our cash needs through a combination of cash flows from operating activities, bank borrowings under our revolving credit facilities and distributions between our U.S. and foreign subsidiaries. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities, funds generated from operations and cash available on hand will be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months from the date of filing.

Cash Provided by/ Used in Operating Activities. Cash provided by our operating activities was $567 during the nine months ended September 30, 2018 as compared to $164 of cash used in operating activities during the nine months ended September 30, 2017. The principal elements of cash provided by operating activities during the nine months ended September 30, 2018 were $3,003 of non-cash expenses consisting of depreciation, amortization of intangibles and deferred issuance costs, changes in inventory reserves, stock-based compensation and foreign currency premeasurement loss. These sources of cash were partially offset by the net loss of $1,312, deferred income tax benefit of $414, changes in receivable reserves of $374 and $344 of cash used for working capital purposes.

Cash Used in Investing Activities. Cash used in investing activities during the nine months ended September 30, 2018 was $369, as compared to $1,225 during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, additions to our property, plant and equipment were $369.

Cash Provided by Financing Activities. Cash provided by our financing activities was $167 during nine months ended September 30, 2018, as compared to $2,635 during the nine months ended September 30, 2017.

Working Capital. As of September 30, 2018, we had negative working capital of $1.4 million, including $659 of cash and equivalents, compared to working capital of $709, including $218 of cash and equivalents at December 31, 2017. Our current assets were approximately 1.00 times our current liabilities at September 30, 2018 and at December 31, 2017. At September 30, 2018 and December 31, 2017, we had $0.9 million and $3.3 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios. Management believes that the existing credit facility is available as of the filing date to support operations as needed. As previously noted our total order backlog has increased approximately $6 million during the three months ended September 30, 2018 which has required us to increase our inventory levels and related commitments to meet this future demand. We expect that as we work off this backlog and when we complete the sale of PCEP that our working capital position will improve including a reduction in our overall debt levels.

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

Borrowings under Facility C, as amended by the 2017 CAD ARCA, bore interest at BMO’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars. Pursuant to the CAD ARCA, a principal repayment of $72 USD due on June 30, 2016, and the reduced quarterly principal repayments of $36 USD were to be made beginning on October 31, 2016, with a balloon payment of $496 USD due on July 31, 2017. The 2017 CAD ARCA Amendment amended the payment schedules so that the quarterly payments of $36 USD were to continue until July 31, 2018, with a balloon payment of $352 due on July 31, 2018. Pursuant to the 2018 CAD ARCA Amendment, quarterly principal repayments of $36 will continue until January 31, 2020, with a balloon payment of $136 due on April 1, 2020. The 2018 CAD ARCA Amendment modified the interest rate on Facility C borrowings to BMO’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars.

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

As of September 30, 2018, we had approximately $6.0 million in U.S. dollar equivalents outstanding under our Canadian Facilities. Our borrowings consisted of approximately $5.6 million outstanding under Facility A and $352 outstanding under Facility C. As of September 30, 2018, the Company was not in compliance with the financial covenant requirements of the Canadian Facilities and has received a waiver from BMO as of November 7, 2018 for the period ending September 30, 2018.

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

As of September 30, 2018, we had approximately $18.1 million outstanding under our U.S. Facilities. Our borrowings consisted of approximately $14.0 million outstanding under USD Facility A, and $4.1 million outstanding under USD Facility B. As of September 30, 2018, the Company was not in compliance with the financial covenant requirements of the U.S. Facilities and has received a waiver from BMO as of November 7, 2018 for the period ending September 30, 2018.

Capital Lease Obligations

As of September 30, 2018 and December 31, 2017, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $369 during the nine months ended September 30, 2018, as compared to $1,245 during the nine months ended September 30, 2017. We have no major future capital projects planned, or significant replacement spending anticipated during 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on April 2, 2018, continued to exist and were still considered material weaknesses in our internal control over financial reporting at September 30, 2018.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of September 30, 2018, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective.

Management believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Remediation Plan

As of September 30, 2018, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the fiscal quarter ended September 30, 2018 there were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

10.1	Letter Agreement, dated June 29, 2018, by and between Cleanspark, Inc and Pioneer Custom Electric Products Corp. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2018)

10.2	Letter Agreement, dated July 16, 2018, by and between Cleanspark, Inc and Pioneer Custom Electric Products Corp. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 19, 2018)

10.3*	Waiver Letter, dated November 7, 2018, from Bank of Montreal, Chicago Branch, as lender.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: November 9, 2018	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: November 9, 2018	/s/ Thomas Klink
Name: Thomas Klink
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)