Form 10-K
period 2018-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2019-03-29
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer   ☐   Non-accelerated filer  ☑   Smaller reporting company   ☑  Emerging growth Company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was approximately $24.6 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 29, 2019, 8,726,045 shares of the registrant’s common stock were outstanding.

PIONEER POWER SOLUTIONS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2018

TABLE OF CONTENTS

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

PART I

ITEM 1.  BUSINESS

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from eleven (11) additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

Our largest customers include a number of recognized national and regional utilities, industrial companies and engineering, procurement and construction firms located in North America. In addition, we sell our products through hundreds of electrical distributors served by our network of stocking locations throughout the U.S. and Canada. We intend to grow our business through internal product development, and expansion of our sales force coverage to increase the scope and relevance of highly-engineered solutions and technical service we offer our customers for their specific electrical applications.

Description of Business Segments

In 2018, we had two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●	Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. Electrical transformers are the primary product of this reporting segment. These solutions are marketed principally through our Pioneer Transformers Ltd. (“PTL”), Jefferson Electric, Inc. (“Jefferson”), Bemag Transformers, Inc. (“Bemag”) and Pioneer Custom Electric Products, Inc. (“PCEP”) brand names.

●	Our Critical Power business provides customers with sophisticated power generation equipment and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan Energy Systems Inc. (“Titan”) brand name.

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

Switchgear

▪  Traditional low voltage panel boards, switchboards and switchgear, using electrical components from major manufacturers

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

We design and manufacture low voltage electric power distribution panel boards, low and medium voltage switchgear and switchboards manufactured at our facility in Southern California. This location specializes in quick-turn, manufactured-to-order circuit protection and control equipment, primarily serving electrical distributors in the region. In addition, it incorporates transformers manufactured at other Pioneer locations into specialty products, such as unit substations.

During the fourth quarter of 2017, as part of its review of strategic alternatives, the Company made the decision to sell its switchgear business operated by Pioneer Custom Electric Products, Inc., which is part of T&D Solutions segment.

On May 2, 2018, Pioneer Custom Electric Products, Inc, a wholly owned subsidiary of Pioneer Power Solutions, Inc., entered into an Asset Purchase Agreement with CleanSpark, Inc. (“CleanSpark”), pursuant to which PCEP was to sell certain assets comprising the PCEP business to CleanSpark. The Company had agreed to extend the closing of the sale through December 31, 2018 to allow all parties additional time to satisfy all closing conditions.

On December 27, 2018, each of PCEP and CleanSpark signed a third letter agreement (the “Letter Agreement”) which further extended the Termination Date to January 16, 2019. On January 22, 2019, the Company and CleanSpark executed a merger agreement whereby Pioneer Critical Power, Inc., a wholly owned subsidiary of the Company, was sold to CleanSpark. On January 22, 2019, PCEP and CleanSpark terminated the Asset Purchase Agreement by mutual written agreement.

The Company had previously presented the operations of PCEP as discontinued operations for all periods presented in its annual report on Form 10-K for the year ended December 31, 2017.

Due to the change of the circumstances as described above, the Company is presenting the results of PCEP within continuing operations and including results of the switchgear reporting unit in the T&D Solutions Segment for all periods presented in the financial statements as of December 31, 2018. As circumstances allow, the Company will pursue the sale of PCEP.

Critical Power Segment

Our Critical Power segment is engaged in commissioning and providing aftermarket service of onsite power generation and control equipment. These systems are used to maintain reliable emergency standby power at facilities where it is either required or where the potential consequences of a power outage make it necessary – such as at data centers, hospitals, communications facilities, factories, national retailers, military sites, office complexes and other critical operations.

Depending on the needs of our customers, we offer a standalone service solution. We believe that our value proposition to customers is differentiated by our use of advanced communications and automated data collection technologies to provide a highly-sophisticated remote monitoring, automated control and reporting platform to our customers.

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

Remote Monitoring

▪  Proprietary real-time remote monitoring, metering and control system for onsite power sources and associated equipment

▪  Comprehensive asset management solution, including automated audit and inventory tracking and reporting services

▪  Scalable solution, ideally-suited to large customers owning critical power systems across multiple locations

Service

Power generation systems represent considerable investments that require proper maintenance and service in order to operate reliably during a time of emergency. Our power maintenance programs provide preventative maintenance, repair and support service for our customers’ power generation systems. To support our customers in managing their critical infrastructure, we maintain inventories of repair parts, a fleet of service vehicles and a staff of certified field service technicians in the Midwest and Florida. To complete our geographic coverage, we maintain a network of field service partners located in other regions, enabling us to provide quick-response, 24/7 service capability that can effectively service any make and model of back-up power equipment in any city of the United States. Our field service organization services more than 5,500 generators owned by more than 1,000 customers located throughout the United States, including for multi-site, multi-state customers.

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

We intend to build our revenue and net income at rates exceeding industry norms through internal growth initiatives and complementary acquisitions. Accomplishing these financial goals will be dependent on a number of factors including our ability to execute the following strategies and actions:

●	Evolving from a product-oriented to a customer and market-centric, solutions-oriented organization;

●	Establishing a scalable organizational infrastructure to support our expected growth;

●	Investing in our capabilities to provide progressively more advanced equipment and service solutions;

●	Continuously applying our manufacturing and service resources to their highest and best uses;

●	Capitalizing on inter-segment manufacturing efficiencies and shared utilization of our facilities;

●	Expanding our margins through outsourcing production for our products;

●	Combining and streamlining our business unit supply chains and administrative functions;

●	Improving business processes to deliver consistency, quality and value to our customers.

T&D Solutions Segment

We intend to accomplish our growth objectives within our T&D Solutions business by emphasizing our capabilities in the following areas:

●	OEM Equipment Solutions ‒ Continue to invest in engineering resources and product development to increase our pipeline of recurring order customers that integrate our magnetic subassemblies and/or components into the products they sell. Our key focus areas for this solution category include providers of motor control/drive systems, factory automation equipment, power distribution units and UPS systems for data centers, HVAC systems, and power quality and conditioning equipment.

●	Medium Voltage Dry-type Transformers ‒ We acquired this competence in 2011. Growth in this product class will be predicated on expanding our market penetration, particularly in the U.S. where in 2013 we began adding dedicated medium voltage and liquid-filled transformer sales personnel and new independent sales representatives.

●	Liquid-filled Transformers ‒ Sales of more network, subsurface, small and medium power transformers to new and existing utility and industrial customers, particularly in the U.S. In 2012 we completed a facility expansion in order to increase our production capacity for these higher voltage and more complex solutions.

Critical Power Segment

Within our Critical Power business, we intend to increase the number of national account customers we have by leveraging our scalable, nationwide network of partners which allows us to service standby power systems anywhere in the United States. We are actively marketing our preventive maintenance and technology-enabled monitoring and control services to new national accounts including: major national retailers, telecommunications companies, data centers, banks, hospitals and health care facilities, educational institutions and property management companies.

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

Customers

For the year ended December 31, 2018 approximately 30% of our sales were to Canadian customers, including many of Canada’s electrical utilities, municipal power systems, large industrial companies, engineering and construction firms and a number of electrical distributors. Sixty-nine percent of our sales in 2018 were to U.S. customers, represented in large part by companies involved in commercial construction. Less than 1% of our sales were to export customers primarily serving the Central and Latin American markets. During the year ended December 31, 2018, we sold our electrical equipment and services to over 1,900 individual customers and our twenty largest customers represented approximately 59% of our consolidated revenue.

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

Approximately 17% and 18% of our sales in the years ended December 31, 2018 and 2017, respectively, were made to Siemens and its affiliated companies. Our pricing agreement with Siemens does not obligate Siemens to purchase transformers from us in quantities consistent with the past or at all.

Approximately 10% and 11% of our sales in the years ended December 31, 2018 and 2017, respectively, were made to Hydro-Quebec, a provincial government-owned utility in the Province of Quebec, Canada. The majority of our sales to Hydro-Quebec are made pursuant to a long-term contract for the supply of pad-mount and submersible transformers that was renewed in February 2015. The contract has two-year initial term and a one-year renewal option at Hydro-Quebec’s election that provide for a maximum term of three years. First modification to the agreement extended the term until January 31, 2019. Second modification to the agreement extended the term until January 31, 2020.The contracts set forth the terms, conditions and rights of the parties with respect to the supply of the subject products including ordering and delivery procedures, required technical specifications, minimum performance standards, product pricing and price adjustment mechanisms, terms of payment and rights of termination. The contracts do not require Hydro-Quebec to order any minimum quantity of products from us and do not grant us any form of supply exclusivity. Hydro-Quebec has been a customer of ours and our predecessors in excess of 50 years, over which time we have been party to consecutive long-term contracts. We believe the status of our business relationship with Hydro-Quebec to be good.

While the loss of a significant number of customers would have a material adverse effect on our business, we do not believe that the loss of any specific customer, aside from Siemens and Hydro-Quebec, would have a material adverse effect on our business.

Marketing, Sales and Distribution

A substantial portion of the products we offer are sold directly to customers by our 10 full-time and 2 part-time marketing and sales personnel and 3 members of our executive management team operating from our office locations in the U.S. and Canada. Our products are also sold through our network of more than 39 independent sales agencies throughout North America that sell primarily to full-line electrical distributors and to maintenance, repair and overhaul organizations. Our direct sales force markets to end users and to third parties, such as original equipment manufacturers and engineering firms that prescribe the specifications and parameters that control the applications of our products.

Sales Backlog

Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. Our sales backlog as of December 31, 2018 was approximately $47.5 million, as compared to $35.2 million as of December 31, 2017. We anticipate that most of our current backlog will be delivered during 2019. Orders included in our sales backlog are represented by customer purchase orders and contracts that we believe to be firm.

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

Raw Materials and Suppliers

The principal raw materials purchased by us are core steel, copper wire, aluminum strip, insulating materials including transformer oil and sheet metal. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses, protectors and circuit breakers. These raw materials and components are available from and supplied by numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We attempt to minimize the effect on our profit margins of unanticipated changes in the prices of raw materials by including index clauses in our customer contracts that allow us to increase or reduce our prices if the costs of raw materials unexpectedly rise or decrease. Approximately 39% of our annual sales are made pursuant to contracts that contain such index clauses, which, subject to various formulae and limitations, permit us to adjust the final prices we charge. We do not anticipate any significant difficulty in satisfying our raw material requirements on reasonable terms and have not experienced any such difficulty in the past several years. Our largest suppliers during the year ended December 31, 2018 included, JFE Shofi Steel America, Inc., Essex Group, Metelec Ltée, Rea Magnet Wire Co. Inc., Sumitomo Corporation and our distribution transformer supplier from a low cost production location in Asia.

Employees

As of December 31, 2018, we had 365 employees consisting of 112 salaried staff and 253 hourly workers. Our hourly employees located at our plant in Granby, Quebec, Canada are covered by a collective bargaining agreement with the United Steel Workers of America Local 9414 that expires in May 2020. The hourly employees located at our manufacturing facility in Reynosa, Mexico are also covered by a collective bargaining agreement with a local labor union that has an indefinite term, subject to annual review and negotiation of key provisions. In addition, certain of our hourly employees located at our manufacturing facility in Santa Fe Springs, California are covered by a collective bargaining agreement with Local Union 1710 of the International Brotherhood of Electrical Workers, AFL-CIO that expires in June 2019.

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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2018 and our other periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

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

We depend on Siemens and Hydro-Quebec for a large portion of our business, and any change in the level of orders from Siemens or Hydro-Quebec, has, in the past, had a significant impact on our results of operations. In particular, Siemens accounted for 17% and 18% of our net sales in the years ended December 31, 2018 and 2017, respectively. Hydro-Quebec accounted for 10% and 11% of our net sales in the years ended December 31, 2018 and 2017, respectively. In addition, our pricing agreement with Siemens does not obligate Siemens to purchase transformers from us in quantities consistent with the past or at all. Our long term supply agreement with Hydro-Quebec expires on January 31, 2020 and has a one year extension option at Hydro-Quebec’s election. We, therefore, cannot assure you that Hydro-Quebec will continue to purchase transformers from us in quantities consistent with the past or at all. If either of these customers were to significantly cancel, delay or reduce the amount of business it does with us for any reason, there would be a material adverse effect on our business, financial condition and operating results.

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

Our raw material costs represented approximately 66% and 69% of our revenues for the years ended December 31, 2018 and 2017, respectively. The principal raw materials purchased by us are electrical core steel, copper wire, aluminum strip and insulating materials including transformer oil. We also purchase certain electrical components from a variety of suppliers including bushings, switches, fuses and protectors. These raw materials and components are available from, and supplied by, numerous sources at competitive prices, although there are more limited sources of supply for electrical core steel and transformer oil. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our raw materials in the future.

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

In addition to cash flow provided by operations, we finance our working capital and general corporate needs through our Canadian Facilities and U.S. Facilities with BMO. On April 29, 2016, we and BMO restated and amended these credit agreements to revise covenants and funding amounts to finance our cash requirements for anticipated operating activities, restructuring and integration plans, capital improvements and scheduled principal repayments of long-term debt. On March 15, 2017, the expiration date of this credit facility was extended until July 31, 2018. On March 28, 2018, we executed amendments to the credit agreements which provided for an extension of our Canadian and United States credit facilities from the Bank of Montreal to April 1, 2020. With the execution of the amendments to the credit agreements, portions of the credit facilities have been classified as long term indebtedness. These extensions contain revised covenants and funding amounts that finance our cash requirements for anticipated operating activities, capital improvements and scheduled principal repayments of long-term debt.

We may not be able to fully realize the revenue value reported in our backlog.

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2018, our order backlog was $47.5 million. Orders included in our backlog are represented by customer purchase orders and service contracts that we believe to be firm. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been billed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

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

Most of our products are manufactured at our facilities in Canada and Mexico, and we depend on a number of suppliers for raw materials and component parts that are located outside of the U.S., including Asia and Western Europe. We generate a significant portion of our revenue from our operations in Canada and currently derive most of our revenue in the U.S. from products we manufacture in Mexico and source internationally. Our international operations are subject to a variety of risks that we do not face in the U.S., and that we may face only to a limited degree in Canada, including:

●	building and managing highly experienced foreign workforces and overseeing and ensuring the performance of foreign subcontractors;

●	increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

●	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;

●	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the U.S.;

●	changes in foreign currency exchange rates, principally fluctuations in the Canadian dollar and Mexican peso;

●	longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable;

●	general economic conditions in the countries in which we operate; and

●	political unrest, civil disturbances, corruption, crime, war, incidents of terrorism, or responses to such events.

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

Provident Pioneer Partners, L.P., which is controlled by Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, beneficially owns approximately 52.4% of our outstanding common stock as of March 29, 2019. As a result of this stock ownership, Provident Pioneer Partners, L.P. and Mr. Mazurek can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Provident Pioneer Partners, L.P. and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders.

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

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us and adversely affect how our stock trades. This could in turn negatively affect our ability to access equity markets for capital.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

		Approximate	Owned or
		Square	Lease
Location	Description	Footage	Expiration Date
Granby, Quebec	Manufacturing and administration	50,000	Owned
Reynosa, Mexico	Manufacturing	52,000	December 2026
Reynosa, Mexico	Manufacturing	35,000	December 2026
Santa Fe Springs, California	Manufacturing, sales, engineering and administration	40,000	September 2021
Brooklyn Park, Minnesota	Manufacturing, sales, engineering and administration	16,000	December 2020
Pharr, Texas	Distribution warehouse	24,000	August 2020
Omaha, Nebraska	Sales and service	6,800	December 2020
Duluth, Minnesota	Sale, service and warehouse	4,600	July 2020
Miami, Florida	Sales and service	3,600	December 2021
Franklin, Wisconsin	Sales, marketing, engineering and adminstration	5,000	December 2020
Mississauga, Ontario	Sales and engineering	1,400	July 2021
Fort Lee, New Jersey	Corporate management and sales office	2,700	November 2022

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

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP’s employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. is seeking injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited (exceeding $25,000) amount. On March 18, 2016, we filed an answer to the complaint, denying generally each and every allegation and relief sought by Myers Power Products, Inc. and seeking dismissal based on, among other things, failure to state facts sufficient to constitute a cause of action. We intend to contest the matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that we, PCEP and our employees will prevail on any claims made against us, PCEP and our employees in any such lawsuit. As of the filing of this report, this action is scheduled for trial in the second quarter of 2019. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Capital Market under the symbol “PPSI” since September 19, 2013. Prior to that time, it was quoted on the OTCQB. The last reported sales price of our common stock on the Nasdaq Capital Market on March 28, 2019, was $4.93 per share. As of March 28, 2019, there were 22 holders of record of our common stock.

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

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2018.

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

Overview

We manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. We are headquartered in Fort Lee, New Jersey and operate from 11 additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

Our operations are divided into two reportable segments: Transmission & Distribution Solutions and Critical Power. Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. These solutions are marketed principally through our PTL, Jefferson, Bemag and PCEP brand names. Our Critical Power business provides customers with sophisticated power generation equipment, and an advanced data collection and monitoring platform, the combination of which is used to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan brand name.

Reversal of Discontinued Operations

During the fourth quarter of 2017, as part of its review of strategic alternatives, the Company made the decision to sell its switchgear business operated by Pioneer Custom Electric Products, Inc., which is part of T&D Solutions segment.

On May 2, 2018, Pioneer Custom Electric Products, Inc, a wholly owned subsidiary of Pioneer Power Solutions, Inc., entered into an Asset Purchase Agreement with CleanSpark, Inc. (“CleanSpark”), pursuant to which PCEP was to sell certain assets comprising the PCEP business to CleanSpark. The Company had agreed to extend the closing of the sale through December 31, 2018 to allow all parties additional time to satisfy all closing conditions.

On December 27, 2018, each of PCEP and CleanSpark signed a third letter agreement (the “Letter Agreement”) which further extended the Termination Date to January 16, 2019. On January 22, 2019, the Company and CleanSpark executed a merger agreement whereby Pioneer Critical Power, Inc., a wholly owned subsidiary of the Company, was sold to CleanSpark. On January 22, 2019, PCEP and CleanSpark terminated the Asset Purchase Agreement by mutual written agreement.

The Company had previously presented the operations of PCEP as discontinued operations for all periods presented in its annual report on Form 10-K for the year ended December 31, 2017.

Due to the change of the circumstances as described above, the Company is presenting the results of PCEP within continuing operations and including results of the switchgear reporting unit in the T&D Solutions Segment for all periods presented in the financial statements as of December 31, 2018. As circumstances allow, the Company will execute the sale of PCEP.

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

	2018			2017
		Statements of Operations and			Statements of Operations and
	Balance Sheet	Comprehensive Income		Balance Sheet	Comprehensive Income
			Cumulative			Cumulative
Quarter Ended	End of Period	Period Average	Average	End of Period	Period Average	Average
March 31	$0.7756	$0.7906	$0.7906	$0.7519	$0.7559	$0.7559
June 30	$0.7594	$0.7745	$0.7825	$0.7706	$0.7436	$0.7497
September 30	$0.7725	$0.7652	$0.7766	$0.8013	$0.7983	$0.7652
December 31	$0.7330	$0.7568	$0.7715	$0.7971	$0.7865	$0.7704

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

Revenue Recognition. Revenue is recognized when (1) a contract with a customer exists, (2) performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer, (3) the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer, (4) the transaction price is allocated to the performance obligations in the contract and (5) the Company satisfies performance obligations. Substantially all of our revenue is recognized at a point of time, as the promised product passes to the customer. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered.

Inventories. We value inventories at the lower of cost or net realizable value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. We also continually evaluate the composition of our inventory and identify obsolete, slow-moving and excess inventories. Inventory items identified as obsolete, slow-moving or excess are evaluated to determine if reserves are required. If we were not able to achieve our expectations of the net realizable value of the inventory at current market value, we would have to adjust our reserves accordingly. We attempt to accurately estimate future product demand to properly adjust inventory levels for our standard products. However, significant unanticipated changes in demand could have a significant impact on the value of inventory and of operating results.

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

Income Taxes. We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected rates in effect for the tax year in which the differences are expected to reverse. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that the deferred tax asset recorded as of December 31, 2018, is realizable through future reversals of existing taxable temporary differences and future taxable income. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

As of December 31, 2018, we have recorded $129 for uncertain tax positions. We do not believe the total of unrecognized tax positions will significantly increase or decrease during the next 12 months.

Changes in Accounting Principles

On January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Update 2016-02, Leases (Topic 842). The effects of the adoptions are described in Note 2 to the consolidated financial statements.

Rounding

All dollar amounts (except share and per share data) presented are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding.

RESULTS OF OPERATIONS

Overview of 2018 Operating Results

Selected financial and operating data for our reportable business segments for the most recent two years is summarized below. This information, as well as the selected financial data provided in Note 16 and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K, should be referred to when reading our discussion and analysis of results of operations below. Our summary of operating results during the years ended 2018 and 2017 are as follows:

	For the Year Ended
	December 31,
	2018	2017
Revenues
T&D Solutions	$95,010	$99,326
Critical Power Solutions	11,380	15,065
Consolidated	106,390	114,391
Cost of goods sold
T&D Solutions	77,284	84,501
Critical Power Solutions	9,855	12,151
Consolidated	87,139	96,652
Gross profit	19,251	17,739
Selling, general and administrative expenses	19,652	18.903
Depreciation and amortization expense	1,813	2,255
Restructuring and integration	—	219
Foreign exchange gain	(341)	(325)
Total operating expenses	21,124	21,052
Operating loss	(1,873)	(3,313)
Interest expense	2,662	2,462
Other expense	826	411
Loss before taxes	(5,361)	(6,186)
Income tax expense	303	3,039
Net loss	$(5,664)	$(9,225)

Backlog. Our order backlog at December 31, 2018 was $47.5 million, as compared to $35.2 million at December 31, 2017. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2019. The following table represents the progression of our backlog, by reporting segment, for the periods ended as indicated:

	December 31,
	2018	2017
T&D Solutions	$41,320	$26,486
Critical Power Solutions	6,171	8,710
Total order backlog	$47,491	$35,196

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2018	2017	Variance	%
T&D Solutions
Transformers	$86,263	$86,325	$(62)	(0.1)
Switchgear	8,747	13,001	(4,254)	(32.7)
	95,010	99,326	(4,316)	(4.3)
Critical Power Solutions
Equipment	1,580	5,898	(4,318)	(73.2)
Service	9,800	9,167	633	6.9
	11,380	15,065	(3,685)	(24.5)
Total revenue	$106,390	$114,391	$(8,001)	(7.0)

For the year ended December 31, 2018, our consolidated revenue decreased by $8.0 million, or 7.0%, to $106.4 million, down from $114.4 million during the year ended December 31, 2017.

T&D Solutions. Revenue from our transformer product lines decreased by $0.1 million, or 0.1%, driven by customers delaying 2018 deliveries to 2019. Revenue from our switchgear product lines decreased by $4.3 million, or 32.7% as result of lower sales of our transfer switches and medium voltage switchgear products.

Critical Power. Revenue for our equipment sales decreased by $4.3 million, or 73.2%, driven by our decision to concentrate our efforts on service revenue, which provides higher profit margins. The increase in service revenue of $0.6 million, or 6.9% is further confirmation of this strategy.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2018	2017	Variance	%
T&D Solutions
Gross profit	$17,726	$14,825	$2,901	19.6
Gross margin %	18.7	14.9	3.8

Critical Power Solutions
Gross profit	1,525	2,914	(1,389)	(47.7)
Gross margin %	13.4	19.3	(5.9)

Consolidated gross profit	$19,251	$17,739	$1,512	8.5
Consolidated gross margin %	18.1	15.5	2.6

For the year ended December 31, 2018, our gross margin percentage was 18.1% of revenues, compared to 15.5% during the year ended December 31, 2017. The 2.6% increase in our consolidated gross margin percentage is explained predominantly by the results of our T&D Solutions segment.

T&D Solutions. The 3.8% increase in our T&D Solutions gross margin resulted primarily from the write-off of $1.7 million of inventory in our switchgear business in 2017 and the write off of raw material inventory of $0.9 million not relocated from Canada when we relocated our production in Farnham, Quebec, Canada, to Reynosa, Mexico in 2017. The raw material inventory was not relocated due to the review of allowable sourcing and suppliers of components for finished goods pursuant to our safety files for products produced.

Critical Power. The 5.9% decrease in our Critical Power segment gross margin was driven primarily by lower sales while the fixed costs remained comparable.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2018	2017	Variance	%
T&D Solutions
Selling, general and administrative expense	$14,383	$13,370	$1,013	7.6
Depreciation and amortization expense	529	651	(122)	(18.7)
Restructuring and integration	—	219	(219)	(100.0)
Foreign exchange gain	(341)	(325)	(16)	4.9
Segment operating expense	$14,571	$13,915	$656	4.7

Critical Power Solutions
Selling, general and administrative expense	$1,625	$2,063	$(438)	(21.2)
Depreciation and amortization expense	1,222	1,533	(311)	(20.3)
Segment operating expense	$2,847	$3,596	$(749)	(20.8)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$3,644	$3,470	$174	5.0
Depreciation expense	62	71	(9)	(12.7)
Segment operating expense	$3,706	$3,541	$165	4.7

Consolidated
Selling, general and administrative expense	$19,652	$18,903	$749	4.0
Depreciation and amortization expense	1,813	2,255	(442)	(19.6)
Restructuring and integration	—	219	(219)	(100.0)
Foreign exchange gain	(341)	(325)	(16)	(4.9)
Consolidated operating expense	$21,124	$21,052	$72	0.3

Selling, General and Administrative Expense. For the year ended December 31, 2018, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $0.7 million, or 4.0%, to $19.7 million, as compared to $18.9 million during the year ended December 31, 2017. As a percentage of our consolidated revenue, selling, general and administrative expense increased to 18.5% in 2018, as compared to 16.5% in 2017.

The selling, general and administrative expense in our T&D Solutions segment increased by $1.0 million, or 7.6%, during the year ended December 31, 2018, as compared to 2017 primarily due to higher professional fees and commission expense.

The selling, general and administrative expense in our Critical Power segment decreased by $0.4 million, or 21.2% as compared to 2017 primarily due to lower payroll related costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases and excludes amounts included in cost of sales. Depreciation and amortization expense decreased by $0.4 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to lower purchases of property, plant and equipment.

Restructuring and Integration. There was no restructuring and integration expense in the year ended December 31, 2018. In 2017, the Company completed the relocation of the medium voltage transformer production facility from Canada to a lower cost facility and incurred $0.2 million of expense.

Foreign Exchange Gain. For the year ended December 31, 2018, approximately 37% of our consolidated operating revenues were denominated in Canadian dollars, and the majority of our expenses were denominated and disbursed in U.S. dollars. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the years ended December 31, 2018 and 2017, we recorded a gain of $0.3 million due to currency fluctuations.

Operating Income (Loss)

The following table represents our operating income (loss) by reportable segment for the periods indicated:

	For the Year Ended
	December 31,
	2018	2017	Variance	%
T&D Solutions	$3,155	$910	$2,245	246.7
Critical Power Solutions	(1,322)	(682)	(640)	(93.8)
Unallocated Corporate Overhead Expenses	(3,706)	(3,541)	(165)	(4.7)
Total operating loss	$(1,873)	$(3,313)	$1,440	(43.5)

T&D Solutions. Operating income from this segment increased by $2.2 million in 2018 compared to 2017, due to lower restructuring costs and improved gross profit in switchgear business.

Critical Power. The Critical Power segment operating loss increased by $0.6 million during 2018 from 2017 due to lower gross margin.

General Corporate Expense. Our general corporate expenses consist primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the year ended December 31, 2018, our unallocated corporate overhead expense increased by $0.2 million.

Non-Operating Expense

Interest Expense. For the year ended December 31, 2018, our interest expense was $2.7 million, as compared to $2.5 million for the year ended December 31, 2017. The net increase in our interest expense was due to higher average borrowings outstanding under our credit facilities and the increased utilization of short term borrowings with increased rates during 2018, as compared to 2017.

Other Expense. Our non-operating expense reports certain losses associated with activities not directly related to our core operations. Our non-operating expense was $0.8 million for the year ended December 31, 2018 as compared to $0.4 million for the year ended December 31, 2017.

Provision for Income Taxes. Our provision reflects an effective tax rate on loss before taxes of 5.7% in 2018, as compared to 49.1% in 2017, as set forth below:

	For the Year Ended
	December 31,
	2018	2017	Variance
Loss before income taxes	$(5,361)	$(6,186)	$825
Income tax expense	303	3,039	(2,736)
Effective income tax rate %	5.7	49.1	43.5

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. tax reform”) that lowers the statutory tax rate on U.S. earnings, taxes historic foreign earnings at a reduced rate of tax, establishes a quasi-territorial tax system and enacts new taxes associated with global operations.

As part of tax reform, the U.S. has enacted a minimum tax on foreign earnings (“global intangible low-taxed income”) which is now being reflected in the income tax expense.

The decrease in our effective tax rate during 2018 primarily reflects the impact of the Tax Cuts and Jobs Act Enactment and the recognition of a valuation allowance of $1.6 million and $4.7 million for the years ended December 31, 2018 and 2017, respectively.

Net Loss per Share

We generated a net loss of $5.7 million for the year ended December 31, 2018, as compared to net loss of $9.2 million during the year ended December 31, 2017. In 2018, our net loss per basic and diluted share was $0.65, as compared to a net loss of $1.06 during the year ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

General. At December 31, 2018, we had cash and cash equivalents of approximately $0.2 million and total debt outstanding of $26.3 million, when including bank overdrafts and liabilities of operations. We have historically met our cash needs through a combination of cash flows from operating activities, bank borrowings under our revolving credit facilities and distributions between our U.S. and foreign subsidiaries. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. We believe that working capital, borrowing capacity available under our credit facilities, funds generated from operations and cash available on hand should be sufficient to finance our cash requirements for anticipated operating activities, capital improvements and principal repayments of debt through at least the next twelve months.

Cash Provided by Operating Activities. Cash provided by our operating activities was approximately $2.2 million during the year ended December 31, 2018, compared to $1.7 million during the year ended December 31, 2017, primarily due to working capital changes.

Cash Provided by / Used in Investing Activities. Cash provided by investing activities during the year ended December 31, 2018 was approximately $0.2 million, as compared to $1.4 million cash used in investing activities during the year ended December 31, 2017. Additions to our property, plant and equipment in the ordinary course of business were approximately $0.6 million and $1.5 million during the years ended December 31, 2018 and 2017, respectively.

Cash Used in / Provided by Financing Activities. Cash used in our financing activities was $3.4 million during the year ended December 31, 2018, as compared to $0.6 million of cash provided by financing activities during the year ended December 31, 2017. During 2018, borrowings under our revolving credit facilities increased by $0.1 million.

Working Capital. As of December 31, 2018, we had a working capital deficit of $5.1 million, including $0.2 million of cash and cash equivalents, compared to a working capital deficit of $1.7 million, including $0.2 million of cash and cash equivalents at December 31, 2017. At December 31, 2018 and 2017, we had $0.4 and $3.3 million, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios. Management believes that the existing credit facility is available as of the filing date to support operations as needed. As previously noted our total order backlog has increased to $47.5 million as of December 31, 2018 which has required us to increase our inventory levels and related commitments to meet this future demand. We expect that as we work off this backlog our working capital position will improve including a reduction in our overall debt levels.

Assessment of Liquidity. At December 31, 2018, we had total debt of $26.3 million and $0.2 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. In addition, as further discussed below, our credit facilities maturity dates have been extended until April 1, 2020.

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

Borrowings under Facility C, as amended by the 2017 CAD ARCA, bore interest at BMO’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars. Pursuant to the CAD ARCA, a principal repayment of $72 USD due on June 30, 2016, and the reduced quarterly principal repayments of $36 USD were to be made beginning on October 31, 2016, with a balloon payment of $496 USD due on July 31, 2017. The 2017 CAD ARCA Amendment amended the payment schedules so that the quarterly payments of $36 USD were to continue until July 31, 2018, with a balloon payment of $352 due on July 31, 2018. Pursuant to the 2018 CAD ARCA Amendment, quarterly principal repayments of $36 were to continue until January 31, 2020, with a balloon payment of $136 due on April 1, 2020. The 2018 CAD ARCA Amendment modified the interest rate on Facility C borrowings to BMO’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars. In December 2018 we repaid the outstanding principal balance under Facility C of $316 CAD with proceeds received from the sale of the Farnham, Quebec, Canada building.

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

As of December 31, 2018, we had approximately $5.8 million in U.S. dollar equivalents outstanding under our Canadian Facilities. Our borrowings consisted of approximately $5.8 million outstanding under Facility A. As of December 31, 2018, the Company was not in compliance with its financial covenants and on March 25, 2019, the Company received a waiver from BMO on all financial covenant breaches existing as of December 31, 2018.

As of December 31, 2017, we had approximately $3.5 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $2.9 million outstanding under Facility A, $0.1 million outstanding under Facility B and $0.5 million outstanding under Facility C.

United States Credit Facilities

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with BMO with respect to our existing U.S. facilities that replaced and superseded all of our businesses’ prior financing arrangements with the bank (the “U.S. Facilities”). Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with BMO existing as of December 31, 2015 were waived by BMO. The US ARCA was further amended (the “2017 US ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 US ARCA Amendment”). The 2018 US ARCA Amendment extended the term of our US Facilities to April 1, 2020.

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

As of December 31, 2018, we had approximately $18.8 million outstanding under our U.S. Facilities. Our borrowings consisted of approximately $15.0 million outstanding under USD Facility A, and $3.8 million outstanding under USD Facility B. As of December 31, 2018, the Company was not in compliance with its financial covenants and on March 25, 2019, the Company received a waiver from BMO on all financial covenant breaches existing as of December 31, 2018.

As of December 31, 2017, we had approximately $19.4 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $14.9 million outstanding under USD Facility A, and $4.5 million outstanding under USD Facility B.

Capital Lease Obligations

As of December 31, 2018 and December 31, 2017, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Capital Expenditures

Our additions to property, plant and equipment were $0.6 million during the year ended December 31, 2018, as compared to $1.5 million during the year ended December 31, 2017. We have no major future capital projects planned, or significant replacement spending anticipated during 2018.

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

New Accounting Pronouncements

The information required by this Item is provided in “Note 2. Summary of Significant Accounting Policies” to our audited financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-04, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13 Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Recession of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures) (the “modified retrospective approach”). We completed a review of our various revenue streams within our two reportable segments, T&D Solutions and Critical Power. We have gathered data to quantify the amount of sales by type of revenue stream and categorized the types of sales for our business units for the purpose of comparing how we currently recognize revenue to the new standard in order to quantify the impact of this ASU. We have made policy elections within the amended standard that are consistent with our current accounting. We adopted ASU 2014-09 in our first quarter of 2018 using the modified retrospective approach. We have performed a quantitative assessment of adopting ASU 2014-09 and concluded that there was no material impact to our financial statements other than enhanced disclosures and no changes to the opening retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. We adopted this standard in our first quarter of 2018 using the modified retrospective approach. As a result, the opening retained earnings for January 1, 2017, was reduced by approximately $0.1 million. There was also an increase in assets and corresponding liabilities of approximately $5.3 and $5.2 million, respectively at January 1, 2017.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The purpose of Update No. 2016-15 is to reduce the diversity in practice in presentation and classification of the following items within the statement of cash flows: debt prepayments or debt extinguishment costs, settlement of zero coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments and beneficial interests in securitization transactions. It also addresses classification of transactions that have characteristics of more than one class of cash flows. Update No. 2016-15 is effective for annual periods beginning after December 15, 2017, and a retrospective transition method is required. We adopted ASU 2016-15 in our first quarter of 2018 using the retrospective approach. The adoption of ASU 2016-15 did not have a material impact on our consolidated statements of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)”: Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. We adopted ASU 2016-16 in the first quarter of 2018 using a modified retrospective approach. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”. This standard was established to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted this standard during the fourth quarter of 2017 in conjunction with our goodwill impairment assessment. As of the measurement date October 1, 2018, dry type transformers and critical power reporting units had negative carrying values. The Company allocated $5.6 million and $3.0 million of goodwill to dry type and critical power reporting units, respectively. The Company recorded an impairment charge of $1.4 million to the remaining goodwill of the switchgear reporting unit in 2017. The Company recorded no impairment to goodwill during the year ended December 31, 2018.

In March 2017, the FASB issued ASU No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. We adopted Accounting Standards Update No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (the “New Retirement Standard”), effective January 1, 2018 using the full-retrospective method. The New Retirement Standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, is to be presented outside of any subtotal of operating income. The Company elected to apply the practical expedient which allows for comparable classification of costs of benefits incurred by the Company for the year ended December 31, 2018 and 2017 as included in Note 15 to the consolidated financial statements in Part II of this Annual Report on Form 10-K as the estimation basis for applying the retrospective presentation requirements of the standard.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The updated standard is effective for the Company beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption of the new guidance is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” that eliminates, amends, and adds certain disclosure requirements for fair value measurements. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Pioneer Power Solutions, Inc.

Fort Lee, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

On January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Update 2016-02, Leases (Topic 842). The effects of the adoptions are described in Notes 2 and 4 to the consolidated financial statements.

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

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2014.

New York, New York

March 29, 2019

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Year Ended
	December 31,
	2018	2017
Revenues	$106,390	$114,391
Cost of goods sold
Cost of goods sold	87,139	95,779
Restructuring and integration	—	873
Total cost of goods sold	87,139	96,652
Gross profit	19,251	17,739
Operating expenses
Selling, general and administrative	21,465	21,158
Restructuring and integration	—	219
Foreign exchange gain	(341)	(325)
Total operating expenses	21,124	21,052
Operating loss	(1,873)	(3,313)
Interest expense	2,662	2,462
Other expense	826	411
Loss before taxes	(5,361)	(6,186)
Income tax expense	303	3,039
Net loss	$(5,664)	$(9,225)

Net loss per common share:
Basic	$(0.65)	$(1.06)
Diluted	$(0.65)	$(1.06)

Weighted average common shares outstanding:
Basic	8,726	8,717
Diluted	8,726	8,717

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	For the Year Ended
	December 31,
	2018	2017
Net loss	$(5,664)	$(9,225)
Other comprehensive (loss) income
Foreign currency translation adjustments	(161)	174
Amortization of net prior service costs and net actuarial losses, net of tax	62	(108)
Other comprehensive (loss) income	(99)	66
Comprehensive loss	$(5,763)	$(9,159)

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$211	$218
Accounts receivable, net	16,327	15,000
Inventories, net	27,310	26,113
Income taxes receivable	566	743
Prepaid expenses and other current assets	2,510	3,017
Total current assets	46,924	45,091
Property, plant and equipment, net	5,284	6,858
Deferred income taxes	2,971	2,729
Other assets	5,222	4,651
Intangible assets, net	3,584	6,399
Goodwill	8,527	8,527
Total assets	$72,512	$74,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$1,769	$1,181
Revolving credit facilities	20,755	17,814
Short term borrowings	—	5,430
Accounts payable and accrued liabilities	27,845	20,381
Current maturities of long-term debt and capital lease obligations	1,174	782
Income taxes payable	873	1,164
Total current liabilities	52,416	46,752
Long-term debt, net of current maturities	2,619	4,153
Pension deficit	148	283
Other long-term liabilities	3,786	3,853
Deferred income taxes	1,592	1,665
Total liabilities	60,561	56,706
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on December 31, 2018 and 2017	9	9
Additional paid-in capital	23,966	23,801
Accumulated other comprehensive loss	(5,897)	(5,798)
Accumulated deficit	(6,127)	(463)
Total stockholders’ equity	11,951	17,549
Total liabilities and stockholders’ equity	$72,512	$74,255

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2018	2017
Operating activities
Net loss	$(5,664)	$(9,225)
Depreciation	1,222	1,285
Amortization of intangible assets	1,460	$1,774
Amortization of right-of-use assets	622	535
Amortization of debt issuance cost	75	205
Deferred income tax (benefit) expense	(329)	2,201
Change in receivable reserves	(350)	239
Change in inventory reserves	241	(102)
Inventory write off	—	2,642
Accrued pension	(55)	(8)
Stock-based compensation	165	466
Loss on disposition of fixed assets	21	40
Intangible asset impairment	1,350	—
Goodwill impairment	—	1,445
Foreign currency remeasurement loss (gain)	42	(27)
Changes in current operating assets and liabilities:
Accounts receivable	(1,373)	2,594
Inventories	(2,118)	(1,975)
Prepaid expenses and other assets	(708)	(256)
Income taxes	(93)	(923)
Accounts payable and accrued liabilities	7,645	790
Net cash provided by operating activities	2,153	1,700

Investing activities
Additions to property, plant and equipment	(589)	(1,450)
Proceeds from sale of fixed assets	762	22
Net cash provided by (used in) investing activities	173	(1,428)

Financing activities
Bank overdrafts	699	(61)
Short term borrowings	(5,430)	1,457
Borrowing under debt agreement	40,599	40,481
Repayment of debt	(38,848)	(40,993)
Payment of debt issuance cost	(18)	(61)
Net proceeds from the exercise of options for common stock	—	120
Principal repayments of financing leases	(414)	(301)
Net cash (used in) provided by financing activities	(3,412)	642

(Decrease) Increase in cash and cash equivalents	(1,086)	914
Effect of foreign exchange on cash and cash equivalents	1,079	(942)

Cash and cash equivalents
Beginning of period	218	246
End of period	$211	$218
Supplemental cash flow information:
Interest paid	$2,603	$2,087
Income taxes paid, net of refunds	587	1,725

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

				Accumulated	Accumulated
			Additional	other	deficit/	Total
	Common Stock		paid-in	comprehensive	Retained	stockholders’
	Shares	Amount	capital	income (loss)	earnings	equity
Balance - January 1, 2017	8,699,712	$9	$23,215	$(5,863)	$8,838	$26,199
Net loss	—	—	—	—	(9,225)	(9,225)
Stock-based compensation	—	—	466	—	—	466
Foreign currency translation adjustment	—	—	—	173	—	173
Pension adjustment, net of taxes	—	—	—	(108)	—	(108)
Cumulative adjustment from adoption of accounting standard	—	—	—	—	(76)	(76)
Issuance of common stock	26,333	—	120	—	—	120
Balance - December 31, 2017	8,726,045	$9	$23,801	$(5,798)	$(463)	$17,549
Net loss	—	—	—	—	(5,664)	(5,664)
Stock-based compensation	—	—	165	—	—	165
Foreign currency translation adjustment	—	—	—	(161)	—	(161)
Pension adjustment, net of taxes	—	—	—	62	—	62
Balance - December 31, 2018	8,726,045	$9	$23,966	$(5,897)	$(6,127)	$11,951

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from eleven (11) additional locations in the U.S., Canada and Mexico for manufacturing, centralized distribution, engineering, sales and administration.

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

Reversal of Discontinued Operations

During the fourth quarter of 2017, as part of its review of strategic alternatives, the Company made the decision to sell its switchgear business operated by Pioneer Custom Electric Products, Inc., which is part of T&D Solutions segment.

On May 2, 2018, Pioneer Custom Electric Products, Inc, a wholly owned subsidiary of Pioneer Power Solutions, Inc., entered into an Asset Purchase Agreement with CleanSpark, Inc. (“CleanSpark”), pursuant to which PCEP was to sell certain assets comprising the PCEP business to CleanSpark. The Company had agreed to extend the closing of the sale through December 31, 2018 to allow all parties additional time to satisfy all closing conditions.

On December 27, 2018, each of PCEP and CleanSpark signed a third letter agreement (the “Letter Agreement”) which further extended the Termination Date to January 16, 2019. On January 22, 2019, the Company and CleanSpark executed a merger agreement whereby Pioneer Critical Power, Inc., a wholly owned subsidiary of the Company, was sold to CleanSpark. On January 22, 2019, PCEP and CleanSpark terminated the Asset Purchase Agreement by mutual written agreement.

The Company had previously presented the operations of PCEP as discontinued operations for all periods presented in its annual report on Form 10-K for the year ended December 31, 2017.

Due to the change of the circumstances as described above, the Company is presenting the results of PCEP within continuing operations and including results of the switchgear reporting unit in the T&D Solutions Segment for all periods presented in the financial statements as of December 31, 2018. As circumstances allow, the Company will pursue the sale of PCEP.

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during year ended December 31, 2018, the Company incurred net losses of $5.7 million, has an accumulated deficit of $6.1 million, and has a working capital deficit of $5.5 million. At December 31, 2018, we had total debt of $26.3 million and $0.2 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. In addition, as further discussed in Note 10 our credit facilities maturity dates have been extended until April 1, 2020.

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

Management believes that its capital resources are adequate to fund operations through the first quarter of 2020, but the Company is dependent on its agreement with BMO to meet its working capital obligations. The Company has certain credit arrangements with its lender that contain subjective acceleration clauses and the Company has had several instances of non-compliance with certain of the covenants included in such facilities. Management has historically been able to obtain from its lender waivers of any non-compliance and management believes that it will be able to continue to obtain necessary waivers in the event of future non-compliance, however there can be no guarantees and should the lender not provide a waiver in the future, the debt could become due immediately. Additionally, operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of commercial manufacturing at acceptable margins, marketing or sales acceptance, and dependence on key personnel.

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

Revenue Recognition

Revenue is recognized when (1) a contract with a customer exists, (2) performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer, (3) the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer, (4) the transaction price is allocated to the performance obligations in the contract and (5) the Company satisfies performance obligations. Substantially all of our revenue is recognized at a point of time, as the promised product passes to the customer. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered.

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

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written off when it receives them. Management considers the Company’s allowance for doubtful accounts, which was $0.2 and $0.5 million as of December 31, 2018 and 2017, respectively, sufficient to cover any exposure to loss in its accounts receivable.

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

The Company tests its goodwill and indefinite-lived intangible asset for impairment at least annually (as of October 1) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of its segments; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible assets and the Company’s consolidated financial results. As described in Note 9, the company recorded impairment charges of $870, $377 and $103 against technology-related industry accreditation, customer relationships and non-complete agreements, respectively, in 2018 and $1,445 against goodwill in 2017.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax asset recorded as of December 31, 2018 and 2017 is realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s tax filings are subject to audit by various taxing authorities.

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

Inventories

Inventories are stated at the lower of cost or net realizable value using first-in, first-out (FIFO) or weighted-average methods and include the cost of materials, labor and manufacturing overhead. The Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or market. The Company estimates are based on market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory. See Note 6 - Inventories.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. (See Note 17 ‒ Basic and Diluted Net Loss Per Share).

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

Revenue from Contracts with Customers. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Recession of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures) (the “modified retrospective approach”). The Company completed a review of its various revenue streams within its two reportable segments: (i) T&D Solutions and (ii) Critical Power. We have gathered data to quantify the amount of sales by type of revenue stream and categorized the types of sales for our business units for the purpose of comparing how we currently recognize revenue to the new standard in order to quantify the impact of this ASU. We have made policy elections within the amended standard that are consistent with our current accounting. We adopted ASU 2014-09 in our first quarter of 2018 using the modified retrospective approach. We have performed a quantitative assessment of adopting ASU 2014-09 and concluded that there was no material impact to our financial statements other than enhanced disclosures and no changes to the opening retained earnings.

Leases. In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. We adopted this standard in our first quarter of 2018 using the modified retrospective approach. As a result, the opening retained earnings for January 1, 2017, was reduced by approximately $0.1 million. There was also an increase in assets and corresponding liabilities of approximately $5.3 and $5.2 million, respectively at January 1, 2017.

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

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The purpose of Update No. 2016-15 is to reduce the diversity in practice in presentation and classification of the following items within the statement of cash flows: debt prepayments or debt extinguishment costs, settlement of zero coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments and beneficial interests in securitization transactions. It also addresses classification of transactions that have characteristics of more than one class of cash flows. Update No. 2016-15 is effective for annual periods beginning after December 15, 2017, and a retrospective transition method is required. We adopted ASU 2016-15 in our first quarter of 2018 using the retrospective approach. The adoption of ASU 2016-15 did not have a material impact on our consolidated statements of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)”: Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. We adopted ASU 2016-16 in the first quarter of 2018 using a modified retrospective approach. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard was established to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted this standard during the fourth quarter of 2017 in conjunction with our goodwill impairment assessment. As of the measurement date October 1, 2018, dry type transformers and critical power reporting units had negative carrying values. The Company allocated $5.6 million and $3.0 million of goodwill to dry type and critical power reporting units, respectively. The Company recorded an impairment charge of $1.4 million to the remaining goodwill of the switchgear reporting unit in 2017. The Company recorded no impairment to goodwill during the year ended December 31, 2018.

Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In March 2017, the FASB issued ASU No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. We adopted Accounting Standards Update No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (the “New Retirement Standard”), effective January 1, 2018 using the full-retrospective method. The New Retirement Standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, is to be presented outside of any subtotal of operating income. The Company elected to apply the practical expedient which allows for comparable classification of costs of benefits incurred by the Company for the year ended December 31, 2018 and 2017 as included in Note 15 to the consolidated financial statements in Part II of this Annual Report on Form 10-K as the estimation basis for applying the retrospective presentation requirements of the standard.

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

There was no restructuring and integration expense in the year ended December 31, 2018.

In the T&D Segment, the relocation of our Medium Voltage Transformer line began as of the end of 2016, and was completed in the first half of 2017. Included in cost of goods sold of T&D Segment for the year ended December 31, 2017 is a restructuring charge of $873 related to write off of raw material inventory not relocated from Canada to Mexico.

The following is a summary of the components of restructuring and integration expenses, before taxes, relating to operating expenses during the year ended December 31, 2017:

	T&D	Critical Power
Year Ended December 31, 2017	Segment	Segment	Total
Business integration expenses	219	—	219
Pre-tax restructuring and integration expense	$219	$—	$219

For the year ended December 31, 2017, the business integration expenses occurred due to completion of the relocation of Bemag’s production to a lower cost facility.

Charges associated with each action were included in restructuring, integration and impairment expenses in our consolidated statement of operations, and reflected in our table of Operating Income (Loss) by segment group in Note 16 – Business Segment and Geographic Information.

The components and changes in the Company’s restructuring liability were as follows:

			Facility
	Severance and	Product Line	Closure and
	Related	Harmonization	Exit Costs	Total
Restructuring liability as of January 31, 2017	$113	$46	$592	$751
Restructuring and integration expense	—	—	219	219
Cash paid	(113)	(46)	(811)	(970)
Restructuring liability as of December 31, 2017	$—	$—	$—	$—

4. REVENUES

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

The following table presents our revenues disaggregated by revenue discipline:

	For the Year Ended
	December 31,
	2018	2017
Products	$96,590	$105,225
Services	9,800	9,166
Total Revenue	$106,390	$114,391

See Note 16 – Business Segment, Geographic and Customer Information.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. There was no adjustment to opening retained earnings due to the impact of adopting Topic 606.

5. OTHER EXPENSE

Other expense in the consolidated statements of operations reports certain losses associated with activities not directly related to our core operations. For the year ended December 31, 2018 and 2017, other expense was $0.8 million and $0.4 million, respectively.

6. INVENTORIES

The components of inventories are summarized below:

	December 31,
	2018	2017
Raw materials	$14,952	$10,376
Work in process	5,547	5,082
Finished goods	7,323	10,919
Provision for excess and obsolete inventory	(512)	(264)
Total inventories	$27,310	$26,113

Inventories are stated at the lower of cost or a net realizable basis determined on a FIFO method. Included in raw materials and finished goods at December 31, 2018 and December 31, 2017 are goods in transit of approximately $7.7 million and $3.1 million, respectively.

At December 31, 2017, raw materials in the amount of $3.0 million, not pledged to our secured creditor were used for collateral to secure short term borrowings under a product financing arrangement. This short term borrowing agreement provides the Company with the ability to acquire raw materials utilized in connection with its manufacturing process. The Company generally satisfies its obligations within 60 days of the initial borrowings, which yields an interest expense that is immaterial. The aggregate borrowings under this agreement amounted to $5.4 million as of December 31, 2017. There were no aggregate borrowings under this agreement as of December 31, 2018.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	December 31,
	2018	2017
Land	$5	$50
Buildings	1,574	2,547
Machinery and equipment	10,578	10,668
Furniture and fixtures	447	475
Computer hardware and software	1,261	1,370
Leasehold improvements	677	721
Construction in progress	348	18
	14,890	15,849
Less: Accumulated depreciation	(9,606)	(8,991)
Total property, plant and equipment, net	$5,284	$6,858

In December 2018 the Company sold the Farnham, Quebec, Canada building for approximately $0.8 million.

Depreciation expense was approximately $1.2 and $1.3 million for December 31, 2018 and 2017, respectively.

8. OTHER ASSETS

In December 2011 and January 2012, the Company made two secured loans, each in the amount of $300 to a developer of a renewable energy project in the U.S. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers. The principal balance of the loan receivable is outstanding at December 31, 2018 and December 31, 2017. The Company expects to fully recover these amounts. At December 31, 2018, the Company has classified the principal of $600 as other assets as the Company does not anticipate the settlement of both notes in the next twelve months based upon ongoing negotiations with the debtor.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested at the reporting unit level annually and if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

In 2018, the Company determined certain definite lived intangible assets within the switchgear reporting unit had carrying values that exceeded its fair value. As a result, the Company recorded impairment charges of $870, $377 and $103 against technology-related industry accreditation, customer relationships and non-complete agreements, respectively.

Prior to 2017, the Company tested goodwill for impairment using a quantitative analysis consisting of a two-step approach. The first step of our quantitative analysis consisted of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology. If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit. In the fourth quarter of 2017 the Company adopted ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” and eliminated Step 2 from the goodwill impairment test.

As of the measurement date October 1, 2018, dry type transformers and critical power reporting units had negative carrying values. The Company allocated $5.6 million and $3.0 million of goodwill to dry type and critical power reporting units, respectively. The Company recorded an impairment charge of $1.4 million to the remaining goodwill of the switchgear reporting unit in 2017, which is included within the T&D Solutions Segment. The Company recorded no impairment to goodwill during the year ended December 31, 2018.

Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2018 and 2017 are as follows:

	T&D	Critical Power
	Solutions	Solutions	Total
	Segment	Segment	Goodwill
Gross Goodwill:
Balance as of January 1, 2017	$7,978	$2,970	$10,948
No activity	—	—	—
Balance as of December 31, 2017	$7,978	$2,970	$10,948
Accumulated impairment losses:
Balance as of January 1, 2017	$(976)	$—	$(976)
Impairment charges	(1,445)	—	(1,445)
Balance as of December 31, 2017	$(2,421)	$—	$(2,421)

Net Goodwill	$5,557	$2,970	$8,527

Gross Goodwill:
Balance as of January 1, 2018	$7,978	$2,970	$10,948
No activity	—	—	—
Balance as of December 31, 2018	$7,978	$2,970	$10,948
Accumulated impairment losses:
Balance as of January 1, 2018	$(2,421)	$—	$(2,421)
No activity	—	—	—
Balance as of December 31, 2018	$(2,421)	$—	$(2,421)

Net Goodwill	$5,557	$2,970	$8,527

Changes in intangible asset balances for the years ended December 31, 2018 and 2017 consisted of the following:

	T&D	Critical Power	Total
	Solutions	Solutions	Intangible
	Segment	Segment	Assets
Balance as of January 1, 2017	$5,565	$2,603	$8,168
Amortization	(415)	(1,358)	(1,773)
Foreign currency translation	4	—	4
Balance as of December 31, 2017	$5,154	$1,245	$6,399
Amortization	(339)	(1,121)	(1,460)
Impairment charges	(1,350)	—	(1,350)
Foreign currency translation	(5)	—	(5)
Balance as of December 31, 2018	$3,460	$124	$3,584

The components of intangible assets at December 31, 2018 are summarized below:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Foreign Currency Translation	Net Book Value
Customer relationships	7 (a)	$7,202	$(6,175)	$(377)	$—	$650
Non-compete agreements	4 (a)	705	(587)	(103)	—	15
Trademarks	Indefinite	1,816	—	—	—	1,816
Internally developed software	7	289	(165)	—	—	124
Developed technology	10	492	(197)	—	—	295
Technology-related industry accreditations	Indefinite (a)	1,576	—	(870)	(22)	684
Total intangible assets		$12,080	$(7,124)	$(1,350)	$(22)	$3,584

(a)	During 2018, the Company recorded impairment charges to customer relationships, non-compete agreements and technology-related industry accreditations intangible assets of the switchgear business upon determining that the carrying value of these assets was not recoverable.

The components of intangible assets at December 31, 2017 are summarized below:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Customer relationships	7	$7,202	$(4,907)	$-	$2,295
Non-compete agreements	6	705	(485)	-	220
Trademarks	Indefinite	1,816	-	-	1,816
Distributor territory license	(a)	474	(474)	-	-
Internally developed software	7	289	(124)	-	165
Developed technology	10	492	(148)	-	344
Technology-related industry accreditations	Indefinite	1,576	-	(17)	1,559
Total intangible assets		$12,554	$(6,138)	$(17)	$6,399

(a)	During 2017, the Company accelerated and fully amortized distributor territory license intangible asset upon the termination of its distribution agreement with a supplier.

Future scheduled annual straight-line amortization expense over the useful lives of finite life intangible assets is as follows:

Years Ending December 31,	Total
2019	$215
2020	200
2021	200
2022	124
2023	106
Thereafter	239
$1,084

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

Borrowings under Facility C, as amended by the 2017 CAD ARCA, bore interest at BMO’s prime rate plus 1.50% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 1.50% per annum or LIBOR plus 2.75% per annum on amounts borrowed in U.S. dollars. Pursuant to the CAD ARCA, a principal repayment of $72 USD due on June 30, 2016, and the reduced quarterly principal repayments of $36 USD were to be made beginning on October 31, 2016, with a balloon payment of $496 USD due on July 31, 2017. The 2017 CAD ARCA Amendment amended the payment schedules so that the quarterly payments of $36 USD were to continue until July 31, 2018, with a balloon payment of $352 due on July 31, 2018. Pursuant to the 2018 CAD ARCA Amendment, quarterly principal repayments of $36 were to continue until January 31, 2020, with a balloon payment of $136 due on April 1, 2020. The 2018 CAD ARCA Amendment modified the interest rate on Facility C borrowings to BMO’s prime rate plus 1.25% per annum on amounts borrowed in Canadian dollars, or BMO’s U.S. base rate plus 1.25% per annum or LIBOR plus 2.50% per annum on amounts borrowed in U.S. dollars. In December 2018 we repaid the outstanding principal balance under Facility C of $316 CAD with proceeds received from the sale of the Farnham, Quebec, Canada building.

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

As of December 31, 2018, we had approximately $5.8 million in U.S. dollar equivalents outstanding under our Canadian Facilities. Our borrowings consisted of approximately $5.8 million outstanding under Facility A. As of December 31, 2018, the Company was not in compliance with its financial covenants and on March 25, 2019, the Company received a waiver from BMO on all financial covenant breaches existing as of December 31, 2018.

As of December 31, 2017, we had approximately $3.5 million in U.S. dollar equivalents outstanding under our Canadian Credit Facilities. Our borrowings consisted of approximately $2.9 million outstanding under Facility A, $0.1 million outstanding under Facility B and $0.5 million outstanding under Facility C.

United States Credit Facilities

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with BMO with respect to our existing U.S. facilities that replaced and superseded all of our businesses’ prior financing arrangements with the bank (the “U.S. Facilities”). Additionally, defaults relating to the breach of certain financial covenants under the prior financing arrangements with BMO existing as of December 31, 2015 were waived by BMO. The US ARCA was further amended (the “2017 US ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 US ARCA Amendment”). The 2018 US ARCA Amendment extended the term of our US Facilities to April 1, 2020.

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

As of December 31, 2018, we had approximately $18.8 million outstanding under our U.S. Facilities. Our borrowings consisted of approximately $15.0 million outstanding under USD Facility A, and $3.8 million outstanding under USD Facility B. As of December 31, 2018, the Company was not in compliance with its financial covenants and on March 25, 2019, the Company received a waiver from BMO on all financial covenant breaches existing as of December 31, 2018.

As of December 31, 2017, we had approximately $19.4 million outstanding under our U.S. Credit Facilities. Our borrowings consisted of approximately $14.9 million outstanding under USD Facility A, and $4.5 million outstanding under USD Facility B.

Long-term debt consists of the following:

	December 31,
	2018	2017
Term credit facilities, net (a)	$3,793	$4,933
Capital lease obligations	—	2
Total debt	3,793	4,935
Less current portion	(1,174)	(782)
Total long-term debt	$2,619	$4,153

(a) The balances as of December 31, 2018 and 2017 are net of debt issuance costs of $45 and $102, respectively.

Excluding debt issuance costs of $45, the annual maturities of long-term debt at December 31, 2018, were as follows:

Long-term
Years Ending December 31,	Debt Maturities
2019	$1,200
2020	2,638
2021	—
2022	—
Thereafter	—
Total long-term debt maturities	$3,838

Short Term Borrowings

We maintain a short term borrowing arrangement to fund the purchase of raw materials utilized in certain manufacturing processes. There were no borrowings under this agreement as of December 31, 2018. As of December 31, 2017, the aggregate borrowings under this agreement amounted to $5.4 million. See Note 6 - Inventories.

11. COMMITMENTS AND CONTINGENCIES

Leases

The company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms of 1 year to 7 years some of which contain options to extend up to 10 years. As of December 31, 2018 and 2017, assets recorded under finance leases were $3,339 and $2,900 respectively, and accumulated amortization associated with finance leases was $880 and $418, respectively.

The components of the lease expense were as follows:

	For the Year Ended
	December 31,
	2018	2017
Operating lease cost	$755	$675

Finance lease cost
Amortization of right-of-use asset	$622	$535
Interest on lease liabilities	157	166
Total finance lease cost	$779	$701

Other information related to leases was as follows:

Supplemental Cash Flows Information

	December 31,
	2018	2017
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$768	$694
Operating cash flows from finance leases	157	166
Financing cash flows from finance leases	414	301
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	664	581
Finance leases	622	535

Weighted Average Remaining Lease Term

	December 31,
	2018	2017
Operating leases	3 years	3 years
Finance leases	6 years	7 years

Weighted Average Discount Rate

	December 31,
	2018	2017
Operating leases	6.00%	5.50%
Finance leases	6.37%	5.90%

Future minimum lease payments under non-cancellable leases as of December 31, 2018 were as follows:

	Operating	Finance
	Leases	Leases
2019	$779	$630
2020	755	532
2021	410	562
2022	91	363
2023	—	309
Thereafter	—	853
Total future minmum lease payments	2,035	3,249
Less imputed interest	(164)	(570)
Total future minmum lease payments	$1,871	$2,679

Reported as of December 31, 2018:

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$687	$473
Other long-term liabilities	1,187	2,205
Total	$1,874	$2,678

Litigation and Claims

The Company is from time to time party to various lawsuits, claims and other proceedings that arise in the ordinary course of our business.

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP’s employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. is seeking injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited (exceeding $25,000) amount. On March 18, 2016, we filed an answer to the complaint, denying generally each and every allegation and relief sought by Myers Power Products, Inc. and seeking dismissal based on, among other things, failure to state facts sufficient to constitute a cause of action. We intend to contest the matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that we, PCEP and our employees will prevail on any claims made against us, PCEP and our employees in any such lawsuit. As of the filing of this report, this action is scheduled for trial in the second quarter of 2019. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. We cannot execute the sale of PCEP until the lawsuit has been resolved.

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

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of December 31, 2018 and December 31, 2017.

Warrants

As of December 31, 2017, the Company had warrants outstanding to purchase 50,600 shares of common stock with a weighted average exercise price of $7.00 per share. All of the warrants expired on September 18, 2018. No warrants were exercised through the expiration date of September 18, 2018. The Company has no warrants outstanding as of December 31, 2018.

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

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in an unrealized loss of $161 for the year ended December 31, 2018, as compared to an unrealized gain $174 for the year ended December 31, 2017.

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

On May 11, 2011, the board of directors of the Company adopted the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) which was subsequently approved by stockholders of the Company on May 31, 2011. The 2011 Plan replaces and supersedes the 2009 Plan. The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the Board that is designated to administer the Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 700,000 shares. As of December 31, 2018, 424,800 stock options had been granted and are considered outstanding, consisting of 21,000 incentive stock options and 403,800 non-qualified stock options.

Expense for stock-based compensation recorded for the years ended December 31, 2018 and 2017 was approximately $0.2 and $0.5 million, respectively. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2018, the Company had total stock-based compensation expense remaining to be recognized of approximately $14.

The fair value of the stock options granted was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2018	2017
Expected volatility	29.3%	31.1 - 31.3%
Expected life in years	5.5	5.5 - 6.0
Risk-free interest rate	2.65%	2.08 - 2.15%
Dividend yield	0%	0%

A summary of stock option activity for the years ended December 31, 2018 and 2017, and changes during the years then ended is presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2017	247,400	$8.75	5.90	$135
Granted	262,000	7.30	9.20	81
Exercised	(26,333)	4.55
Forfeited	(47,267)	6.74	6.80
Outstanding as of January 1, 2018	435,800	$8.35	7.50	$216
Granted	7,000	5.60
Exercised	—	—
Forfeited	(18,000)	8.54
Outstanding as of December 31, 2018	424,800	$8.30	6.50	$22
Exercisable as of December 31, 2018	411,133	$8.36	6.40	$22

The total number of shares reserved for the plan is 700,000 leaving a balance of 248,867 available for future grants.

Intrinsic value is the difference between the market value of the stock at December 31, 2018 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below:

	Year Ended December 31,
	2018	2017
Weighted-average fair value of options granted (per share)	$1.81	$2.40
Intrinsic value gain of options exercised	—	81
Cash receipts from exercise of options	—	120

14. INCOME TAXES

The components of income (loss) before income taxes are summarized below:

	Year Ended December 31,
	2018	2017
Income/(loss) before income taxes
U.S. operations	$(8,105)	$(7,721)
Foreign operations	2,744	1,535
Loss before income taxes	$(5,361)	$(6,186)

The components of the income tax provision were as follows:

	Year Ended December 31,
	2018	2017
Current
Federal	$—	$—
State	71	176
Foreign	584	643
Deferred	(352)	2,220
Total income tax provision	$303	$3,039

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on loss before taxes, is as follows:

	Year Ended December 31,
	2018	2017
Federal income tax at statutory rate	$(1,126)	$(2,350)
State and local income tax, net	(314)	(65)
Foreign rate differential	157	(143)
Other permanent items	397	86
Impact of tax cuts and jobs act enactment	—	516
Impact of repatriation of foreign subsidiary income	(330)	312
Valuation allowance	1,581	4,710
True-up & other	(62)	(27)
Total	$303	$3,039

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“U.S. tax reform”) that lowers the statutory tax rate on U.S. earnings, taxes historic foreign earnings at a reduced rate of tax, establishes a quasi-territorial tax system and enacts new taxes associated with global operations.

The impact of U.S. tax reform has been recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transitional tax. This amount was adjusted in 2018 based on guidance issued during the year. Additional guidance may be issued after 2018 and any resulting effects will be recorded in the quarter of issuances. In addition, analysis performed and conclusions reached as part of the tax return filing process and additional guidance on accounting for U.S. tax reform could affect the provisional amount.

As part of tax reform, the U.S. has enacted a minimum tax on foreign earnings (“global intangible low-taxed income”) which is now being reflected in the income tax expense.

The Company’s provision for income taxes reflects an effective tax rate on loss before income taxes of 5.7% in 2018, as compared to 49.1% in 2017. The decrease in the Company’s effective tax rate during 2018 primarily reflects the impact of the Tax Cuts and Jobs Act Enactment and the recognition of a valuation allowance.

The Company intends to reimburse funds borrowed from its subsidiary during 2019. To finance the reimbursement the Canadian subsidiary will issue a limited dividend of $9,724. The Company has provided for $486 of Canadian withholding taxes as well as a loss $1,753 for foreign exchange upon realization of the dividend. Beyond the limited dividend, the Company has not established deferred income taxes on accumulated undistributed earnings of its foreign subsidiary, which are expected to be reinvested indefinitely. Repatriation of all accumulated earnings of its foreign subsidiary would be impracticable to the extent such earnings represent capital to support normal business operations. Although no U.S. federal taxes will be imposed on future distribution of foreign earnings, the distributions could be subject to Canadian withholding tax and state income taxes.

The net deferred income tax asset was comprised of the following:

	December 31,
	2018	2017
Noncurrent deferred income taxes
Total assets	$2,971	$2,729
Total liabilities	(1,592)	(1,665)
Net noncurrent deferred income tax asset	1,379	1,064
Net deferred income tax asset	$1,379	$1,064

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	December 31,
	2018	2017
Deferred tax assets
Canada net operating loss carry forward	$120	$148
U.S. net operating loss carry forward	659	—
Non-deductible reserves	877	1,180
Non-deductible interest expense	800	—
Pension plan	39	75
Tax credits	4,631	4,631
Fixed Assets	26	104
Intangibles	1,635	1,203
Other	465	116
Valuation allowance	(6,281)	(4,728)
Net deferred tax assets	2,971	2,729
Deferred tax liabilities
Fixed Assets, Land	(313)	(415)
Intangibles	(723)	(764)
Other	(556)	(486)
Net deferred tax liability	(1,592)	(1,665)
Deferred tax asset, net	$1,379	$1,064

The assessment of the amount of value assigned to the Company’s deferred tax assets under the applicable accounting rules is judgmental. The Company is required to consider all available positive and negative evidence in evaluating the likelihood that the Company will be able to realize the benefit of its deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved. Realization of our deferred tax assets is dependent on generating sufficient taxable income in future periods. The Company does not believe that it is more likely than not that future taxable income will be sufficient to allow the Company to recover substantially all of the value assigned to its deferred tax assets. Accordingly, the Company has provided for a valuation allowance on the Company’s domestic deferred tax assets as the combined effect of future domestic source income and the future reversals of future tax assets and liabilities may be insufficient to realize the full benefits of the assets. The increase in the valuation allowance during the year ended December 31, 2018 is primarily attributable to interest expense limitation pursuant to IRC Section 163 (J). During 2017, the Company had provided a valuation allowance of the Company's foreign tax credits as we had not anticipated generating sufficient foreign source income.

As of December 31, 2018, the Company has approximately $2.6 million of net operating loss carryforwards. The Company has no Canadian net operating loss carryforwards. The Company has approximately $4.6 million of deferred tax assets on which it is taking a partial valuation allowance of approximately $1.6 million. The Company has approximately $4.6 million of foreign tax credits for which it has provided a full valuation allowance and $39 of research and development credits which expire in 2032.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

Uncertain Tax Position
Balance as of January 1, 2017	$204
Increases due to changes in foreign exchange	14
Balance as of December 31, 2017	$218
Decreases related to tax return becoming statuted barred during the year	(89)
Balance as of December 31, 2018	$129

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

The tax years subject to examination by major tax jurisdiction include the years 2011 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years 2014 and forward for the Canadian jurisdiction except for related non-resident transactions which would be open for the years 2011 and forward.

15. PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees are members. The employer contributes 100% to the plan. The benefits, or the rate per year of credit service, are established by the Company’s subsidiary and updated at its discretion.

Cost of Benefits

The components of the expense the Company incurred under the pension plan are as follows:

	For the Year Ended		Affected Line Item
	December 31,		in the Statements of
	2018	2017	Consolidated Operations
Current service cost, net of employee contributions	$54	$42	Selling, general and administrative
Interest cost on accrued benefit obligation	98	103	Other expense
Expected return on plan assets	(168)	(163)	Other expense
Amortization of transitional obligation	10	10	Other expense
Amortization of past service costs	7	7	Other expense
Amortization of net actuarial gain	54	47	Other expense
Total cost of benefit	$55	$46

Benefit Obligation

The Company’s obligation for the pension plan is valued annually as of the beginning of each fiscal year. The projected benefit obligation represents the present value of benefits ultimately payable to plan participants for both past and future services expected to be provided by the plan participants.

The Company’s obligations pursuant to the pension plan are as follows:

	December 31,
	2018	2017
Projected benefit obligation, at beginning of year	$2,985	$2,628
Current service cost, net of employee contributions	54	42
Employee contributions	32	31
Interest cost	98	103
Impact of change in discount rate	(219)	173
Benefits paid	(166)	(180)
Foreign exchange adjustment	(229)	188
Projected benefit obligation, at end of year	$2,555	$2,985

A summary of expected benefit payments related to the pension plan is as follows:

Years Ending December 31,	Pension Plan
2019	$152
2020	148
2021	145
2022	141
2023	137
2024-2028	660

Other changes in plan assets and benefit obligations recognized in other comprehensive income / (loss) are as follows:

	For the Year Ended
	December 31,
	2018	2017
Net income/(loss)	$15	$(199)
Amortization of prior service cost	7	7
Amortization of gain	54	47
Amortization of transitional asset	10	10
	86	(135)
Taxes	24	(27)
Total recognized in other comprehensive income/(loss), net of taxes	$62	$(108)

The estimated net gain amortized from accumulated other comprehensive income / (loss) into net periodic benefit cost over the next year amounts to approximately $54. The estimated prior service cost amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $7. The estimated transitional asset amortized from accumulated other comprehensive income into net periodic benefit cost over the next year amounts to approximately $10.

The accumulated other comprehensive income / (loss) consists of the following amounts that have not yet been recognized as components of net benefit cost:

	December 31,
	2018	2017
Unrecognized prior service cost	$81	$88
Unrecognized net actuarial loss	1,442	1,508
Unrecognized transitional obligation	35	46
Deferred income taxes	(413)	(435)
Total	$1,145	$1,207

Plan Assets

Assets held by the pension plan are invested in accordance with the provisions of the Company’s approved investment policy. The pension plan’s strategic asset allocation was structured to reduce volatility through diversification and enhance return to approximate the amounts and timing of the expected benefit payments. The asset allocation for the pension plan at the end of 2018 and 2017 and the target allocation for 2019, by asset category, is as follows:

	December 31,		2019 Target
	2018	2017	Allocation
Equity securities	36%	34%	36%
Fixed income securities	56	57	56
Real estate	8	7	8
Other	0	2	0
Total	100%	100%	100%

The fair market values, by asset category are as follows:

	Fair Value Measurements at
	December 31,
	2018	2017
Equity securities	$867	$919
Fixed income securities	1,348	1,540
Real estate	192	189
Other	—	54
Total	$2,407	$2,702

Changes in the assets held by the pension plan in the years 2018 and 2017 are as follows:

	December 31,
	2018	2017
Fair value of plan assets, at beginning of year	$2,702	$2,456
Actual return on plan assets	(35)	136
Employer contributions	87	85
Employee contributions	32	31
Benefits paid	(166)	(180)
Foreign exchange adjustment	(213)	174
Fair value of plan assets, at end of year	$2,407	$2,702

Contributions

The Company’s policy is to fund the pension plan at or above the minimum required by law. The Company made $0.1 million of contributions to its defined benefit pension plan in each of the 2018 and 2017 years. The Company expects to make contributions of less than $0.1 million to the defined benefit pension plan in 2019. Changes in the discount rate and actual investment returns which continue to remain lower than the long-term expected return on plan assets could result in the Company making additional contributions.

Funded Status

The funded status of the pension plan is as follows:

	December 31,
	2018	2017
Projected benefit obligation	$2,555	$2,985
Fair value of plan assets	2,407	2,702
Accrued obligation (long term)	$148	$283

Assumptions

Assumptions used in accounting for the pension plan are as follows:

	December 31,
	2018	2017
Weighted average discount rate used to determine the accrued benefit obligations	3.90%	3.40%
Discount rate used to determine the net pension expense	3.40%	3.80%
Expected long-term rate on plan assets	6.50%	6.50%

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

16. BUSINESS SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company follows ASC 280 - Segment Reporting in determining its reportable segments. The Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available. As the Company makes decisions using a manufactured products vs. distributed products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power. The Critical Power reportable segment is the Company’s Titan Energy Systems Inc. business unit. The T&D Solutions reportable segment is an aggregation of all other Company subsidiaries, together with sales and expenses attributable to strategic sales group for its T&D Solutions marketing activities.

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

The following tables present information about segment income and loss:

	For the Year Ended
	December 31,
	2018	2017
Revenues
T&D Solutions
Transformers	$86,263	$86,325
Switchgear	8,747	13,001
	$95,010	$99,326
Critical Power Solutions
Equipment	1,580	5,898
Service	9,800	9,167
	11,380	15,065
Consolidated	$106,390	$114,391

	For the Year Ended
	December 31,
	2018	2017
Depreciation and Amortization
T&D Solutions	$1,525	$1,730
Critical Power Solutions	1,718	1,792
Unallocated Corporate Overhead Expenses	62	71
Consolidated	$3,305	$3,593

	For the Year Ended
	December 31,
	2018	2017
Operating Income (Loss)
T&D Solutions	$3,155	$910
Critical Power Solutions	(1,322)	(682)
Unallocated Corporate Overhead Expenses	(3,706)	(3,541)
Consolidated	$(1,873)	$(3,313)

The following table presents information which reconciles segment assets to consolidated total assets:

	December 31,
	2018	2017
Assets
T&D Solutions	$59,432	$60,171
Critical Power Solutions	7,745	9,414
Corporate	5,335	4,670
Consolidated	$72,512	$74,256

Corporate assets consist primarily of cash and deferred tax assets.

Revenues are attributable to countries based on the location of the Company’s customers:

	December 31,
	2018	2017
Revenues
United States	$74,122	$77,924
Canada	32,140	36,251
Others	128	216
Total	$106,390	$114,391

Sales to Siemens and Hydro-Quebec Utility Company accounted for approximately 17% and 10%, respectively, of the Company’s total sales in 2018, as compared to 18% and11%, respectively, in 2017.

The distribution of the Company’s property, plant, and equipment by geographic location is approximately as follows:

	December 31,
	2018	2017
Property, plant and equipment
Canada	$1,596	$2,801
United States	938	708
Mexico	2,750	3,349
Total	$5,284	$6,858

17. BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share is calculated based on the weighted average number of shares outstanding during the period. The Company’s employee and director stock option awards, as well as incremental shares issuable upon exercise of warrants, are not considered in the calculations if the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	For the Year Ended
	December 31,
	2018	2017
Numerator:
Net loss	$(5,664)	$(9,225)

Denominator:
Weighted average basic shares outstanding	8,726	8,717
Effect of dilutive securities - equity based compensation plans	—	—
Net dilutive effect of warrants outstanding	—	—
Denominator for diluted net income per common share	$8,726	$8,717

Net loss per common share:
Basic	$(0.65)	$(1.06)
Diluted	$(0.65)	$(1.06)

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	$365	$383
Warrants	$—	$51

18. SUBSEQUENT EVENTS

On January 22, 2019, Pioneer Critical Power, Inc., a Delaware corporation (“PCPI”), a wholly-owned subsidiary of the Company, CleanSpark, Inc., a Nevada corporation(“CleanSpark”), and CleanSpark Acquisition, Inc., a Delaware corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub merged with and into PCPI, with PCPI becoming a wholly-owned subsidiary of the CleanSpark and the surviving company of the merger (the “Merger”).

At the effective time of the Merger, all of the issued and outstanding shares of common stock of PCPI, par value $0.01 per share, were converted into the right to receive (i) 1,750,000 shares of common stock, par value $0.001 per share (“Common Stock”), of CleanSpark, (ii) a five-year warrant to purchase 500,000 shares of Common Stock at an exercise price of $1.60 per share, and (iii) a five-year warrant to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share.

The Merger Agreement also contains representations, warranties and covenants of the parties customary for transactions similar to those contemplated by the Merger Agreement. Such representations and warranties are made solely for purposes of the Merger Agreement and, in some cases, may be subject to qualifications and limitations agreed to by the parties in connection with the negotiated terms of the Merger Agreement and may have been qualified by disclosures that were made in connection with the parties’ entry into the Merger Agreement.

In connection with the Merger Agreement, the Company, CleanSpark and PCPI entered into an Indemnity Agreement (the “Indemnity Agreement”), dated January 22, 2019, pursuant to which the Company agreed to assume the liabilities and obligations related to the claims made by Myers Powers Products, Inc. in the case titled Myers Power Products, Inc. v. Pioneer Power Solutions, Inc., Pioneer Custom Electrical Products, Corp., et al., Los Angeles County Superior Court Case No. BC606546 (the “Myers Power Case”) as they may relate to PCPI or CleanSpark after the closing of the Merger. In addition, the Company agreed to indemnify and hold harmless CleanSpark and the surviving company of the Merger and their respective officers, directors, agents, members and employees, and the heirs successors and assigns of the foregoing from and against all losses incurred by reason of claims made by Myers Power Products, Inc. as presented or substantially similar to that presented in the Myers Powers Case that are brought against CleanSpark or the surviving company of the Merger after the closing of the Merger. The Indemnify Agreement expires five years from the date of the Indemnity Agreement.

In connection with entry into the Merger Agreement, the Company and CleanSpark entered into a Contract Manufacturing Agreement (the “Contract Manufacturing Agreement”), dated as of January 22, 2019, pursuant to which the Company will manufacture at its Santa Fe Springs, California facility parallel switchgears, automatic transfer switches and related control and circuit protective equipment (collectively, “Products”) exclusively for purchase by CleanSpark. CleanSpark will purchase the Products via purchase orders issued to the Company at any time and from time to time. The price for the Products payable by CleanSpark to the Company will be negotiated on a case by case basis, but all purchases of Products will have a target price of 91% of the CleanSpark customer’s purchase order price and will not be more than 109% of the Company’s cost. The Contract Manufacturing Agreement has a term of 18 months and may be extended by mutual agreement of the Company and CleanSpark.

In connection with entry into the Merger Agreement, the Company and CleanSpark entered into a Non-Competition and Non-Solicitation Agreement (the “Non-Compete Agreement”), dated January 22, 2019, pursuant to which the Company agreed not to, among other things, own, manage, operate, finance, control, advise, render services to or guarantee the obligations of any person or entity that engages in or plans to engage in the design, manufacture, distribution and service of paralleling switchgear, automatic transfer switches, and related products (the “Restricted Business”). The Company agreed not to engage in the Restricted Business within any state or county within the United States in which CleanSpark or the surviving company of the Merger conducts such Restricted Business for a period of four (4) years from the date of the Non-Compete Agreement.

In addition, the Company also agreed, for a period of four (4) years from the date of the Non-Compete Agreement, not to, among other things, directly or indirectly (i) solicit, induce, or attempt to induce customers, suppliers, licensees, licensors, franchisees, consultants of the Restricted Business as conducted by the Company, CleanSpark or the surviving company to cease doing business with the surviving company or CleanSpark or (ii) solicit, recruit, or encourage any of the surviving company’s or CleanSpark’s employees, or independent contractors to discontinue their employment or engagement with the surviving company or CleanSpark.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of December 31, 2018, based on the evaluation of these disclosure controls and procedures our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Prior to the year ended December 31, 2018, our management had identified control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken steps to strengthen our internal control over financial reporting. Specifically, we have implemented the following remediation items:

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, we determined that our internal control over financial reporting of the December 31, 2018, is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as permitted by the rules of the SEC.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the remediation items, there has been no change in our internal control over financial reporting during the year ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age and positions of our executive officers and the members of our board of directors:

Name	Age	Position with the Company
Nathan J. Mazurek	57	President, Chief Executive Officer and Chairman of the Board of Directors
Thomas Klink	56	Chief Financial Officer, Secretary, Treasurer and Director
Yossi Cohn	40	Director
David J. Landes	63	Director
Ian Ross	75	Director
David Tesler	45	Director
Jonathan Tulkoff	57	Director

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors serve a term of office to expire at the annual meeting of stockholders in 2019. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the next annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

Our officers hold office until the earlier of their death, resignation or removal by our board of directors or until their successors have been selected. They serve at the pleasure of our board of directors.

Nathan J. Mazurek. Mr. Mazurek has served as our chief executive officer, president and chairman of the board of directors since December 2, 2009. From December 2, 2009 through August 12, 2010, Mr. Mazurek also served as our chief financial officer, secretary and treasurer. Mr. Mazurek has over 25 years of experience in the electrical equipment and components industry. Mr. Mazurek has served as the chief executive officer, president, vice president, sales and marketing and chairman of the board of directors of Pioneer Transformers Ltd. since 1995. Mr. Mazurek has served as the president of American Circuit Breaker Corp., a former manufacturer and distributor of circuit breakers, since 1988. From 1999 through 2017, Mr. Mazurek served as director of Empire Resources, Inc., a distributor of semi-finished aluminum and steel products. From 2002 through 2007, Mr. Mazurek served as president of Aerovox, Inc., a manufacturer of AC film capacitors. Mr. Mazurek received his BA from Yeshiva College in 1983 and his JD from Georgetown University Law Center in 1986. Mr. Mazurek brings to the board extensive experience with our company and in our industry. Since he is responsible for, and familiar with, our day-to-day operations and implementation of our strategy, his insights into our performance and into the electrical equipment and components industry are critical to board discussions and to our success.

Thomas Klink.  Mr. Klink has served as a director since April 30, 2010 and as our chief financial officer, secretary and treasurer since January 7, 2016. Since 1996, he has served in various positions at Jefferson Electric, Inc., including as its chief executive officer, chief financial officer, vice president, treasurer, secretary and chairman of the board of directors. Previously, from 1994 to 1996, Mr. Klink served as a division controller at MagneTek, Inc., a company listed on NASDAQ, reporting to the corporate controller. Mr. Klink also previously served as a controller for U.S. Music Corporation, a manufacturer of musical instruments from 1990 through 1994. Mr. Klink received his BBA in Accounting from the University of Wisconsin – Milwaukee in 1984. Mr. Klink brings extensive industry and leadership experience to our board, including over 15 years of experience in the electrical equipment industry.

Yossi Cohn. Mr. Cohn has served as a director since December 2, 2009. Mr. Cohn founded L3C Capital Partners, LLC, an investor in multi-family residential properties, in June 2009, and serves as a partner in the firm. Mr. Cohn served as a director of investor relations at IDT Corporation, a NYSE-listed telecommunications company, from September 2005 through May 2007. Prior to joining IDT Corporation, Mr. Cohn was a director of research at SAGEN Asset Management, an asset manager of funds of hedge funds, from January 2005 through May 2005. Mr. Cohn began his career as an analyst in the funds-of-funds investment group of Millburn Ridgefield Corporation, where he worked from 2001 through January 2005. Our board believes Mr. Cohn’s background at these and other companies, particularly in areas of capital markets, financial, strategic and investment management experience, makes him an effective member of our board.

David J. Landes. Mr. Landes has served as a director since December 2, 2009. Mr. Landes has served as president of Provident Sunnyside, LLC, CYMA Investments LLC and 2530 Foster Partners, LLC, each private real estate and investment companies for over the past five years. Mr. Landes received a BA from Columbia University, a JD from the University of Chicago and a PhD from Princeton University. Mr. Landes practiced corporate and securities law at Shearman and Sterling in New York City. Mr. Landes’ experience as a lawyer and principal provides him with significant knowledge and insight regarding corporate governance, financing, capital markets and executive leadership. In addition, since he is a founding member of the managing partner of Provident Pioneer Partners, L.P., our sole shareholder until December 2009, Mr. Landes provides the board with a unique perspective on our history and performance.

Ian Ross. Mr. Ross has served as a director since March 24, 2011. In 2000, Mr. Ross co-founded and has since served as president of Omniverter Inc., a company specializing in electrical power quality solutions for industrial producers and electrical utilities in the U.S. and Canada. He has also served as the president of KIR Resources Inc. and KIR Technologies Inc. since 1999, companies engaged in management consulting and import/export activities in the electrical equipment industry, respectively. Mr. Ross previously held positions in Canada as vice president technology with Schneider Canada, a specialist in energy management, and vice president of the distribution products business at Federal Pioneer Ltd., now part of Schneider Canada. Previously, Mr. Ross held a number of successive board level positions in UK engineering companies, culminating in five years as managing director, Federal Electric, Ltd., before moving to Canada in 1986 at the request of Federal Pioneer Ltd. He received an MA in mechanical sciences (electrical and mechanical engineering) from Cambridge University and subsequently qualified as an accountant ACMA. Our board believes that Mr. Ross’ relationships and broad experience in the electrical transmission and distribution equipment industry will assist us in continuing to grow our business and realizing our strategic goals.

David Tesler. Mr. Tesler has served as a director since December 2, 2009. Mr. Tesler is President of LeaseProbe, LLC, a provider of lease abstracting services, since he founded the company in 2004. In 2008, LeaseProbe, LLC acquired Real Diligence, LLC, a provider of financial due diligence services. The combined company does business as Real Diligence and operates as an integrated outsourced provider of legal and commercial due diligence services for the commercial real estate industry. Prior to 2004, Mr. Tesler practiced law at Skadden Arps Slate Meager & Flom LLP and at Jenkens & Gilchrist, Parker Chapin LLP. Mr. Tesler received his BA from Yeshiva College, an MA in medieval history from Bernard Revel Graduate School and a JD from Benjamin A. Cardozo School of Law. Mr. Tesler brings extensive legal, strategic and executive leadership experience to our board.

Jonathan Tulkoff. Mr. Tulkoff has served as director since December 2, 2009. Mr. Tulkoff began his career as a currency trader at Marc Rich & Co, he then joined Forest City enterprises, a publicly traded real estate development company, and was a VP in the acquisition and development division. In 2016, Mr. Tulkoff founded Commodity Asset Management, an industrial materials investment fund. For the last twenty years, Mr. Tulkoff has been involved in trading, marketing and financing of physical commodities, with distinct expertise in ferrous metals. Mr. Tulkoff is Series 3 licensed. Our board believes Mr. Tulkoff’s extensive strategic, international and executive leadership experience, particularly in commodity markets for metal products which represent one of the largest components of our company’s cost of manufacture, make him an effective member of our board. The board of directors regards all of the individuals above as competent professionals with many years of experience in the business community. The board of directors believes that the overall experience and knowledge of the members of the board of directors will contribute to the overall success of our business.

Family Relationships

There are no family relationships among any of our directors and executive officers. Messrs. Mazurek and Klink are parties to certain agreements related to their service as executive officers and directors described in the “Agreements with Executive Officers” section of Item 11.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2018, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders.

Board Committees

Our board of directors established an audit committee on March 24, 2011, which has the composition and responsibilities described below. We do not have a standing nominating and corporate governance committee or a compensation committee.

Audit Committee. The audit committee consists of Messrs. Cohn, Ross and Tulkoff, each of whom our board has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. In addition, Mr. Ross is the chairman of the audit committee and qualifies as a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee held a total of five meetings during the fiscal year ended December 31, 2018. The audit committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge from the Company’s web site, www.pioneerpowersolutions.com, by contacting the Company by mail at the address appearing on the first page of this Annual Report on Form 10-K to the attention of Investor Relations, or by telephone at (212) 867-0700.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is posted on our website at www.pioneerpowersolutions.com. We intend to disclose future amendments to certain provisions of the code of ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of such amendment or waiver.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Philosophy and Process

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our senior management, subject to the review and approval of our board of directors. Our board of directors has not retained the services of any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our size and available resources. In 2018, we designed our executive compensation program to achieve the following objectives:

●	attract and retain executives experienced in developing and delivering products such as our own;
●	motivate and reward executives whose experience and skills are critical to our success;
●	reward performance; and
●	align the interests of our executive officers and other key employees with those of our stockholders by motivating our executive officers and other key employees to increase stockholder value.

As a “controlled company” under the corporate governance rules of the Nasdaq stock market, we are not required to have a compensation committee, nor have we engaged any compensation consultants to determine or recommend the amount and form of executive and director compensation during and for 2018. At this time, our board of directors has determined that the financial and administrative burden of engaging compensation consultants is not justified in light of our Company’s size, its resources and our relatively small number of executive officers and directors. Rather, the recommended level, components and rationale for our compensation program are developed and presented each year by our principal executive officers to the board of directors for its consideration and approval. Our board of directors has specific authority to limit cash bonus awards to our named executive officers, as provided for in their employment agreements, which authority may not be delegated to other persons at this time.

2018 and 2017 Summary Compensation Table

The following table summarizes, for each of the last two fiscal years ended December 31, 2018 and 2017, the compensation paid to (i) Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, and (ii) Thomas Klink, who has served as our chief financial officer, secretary and treasurer since January 7, 2016 and prior to that served as the president of Jefferson Electric, Inc. and a director, whom we refer to collectively herein as the “named executive officers”.

Name and Principal Position	Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)		Total ($)
Nathan J. Mazurek	2018	465,000	1,814	15,000	(2)	481,814
President, Chief Executive Officer, Chairman of the Board of Directors	2017	440,000	312,291	18,000	(2)	770,291

Thomas Klink	2018	356,667	1,814	20,000	(3)	378,480
Chief Financial Officer, Secretary, Treasurer, President of Jefferson Electric, Inc. and Director	2017	331,667	240,774	23,000	(3)	595,441

(1)	Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share based awards are set forth in “Item 8. Financial Statements and Supplementary Data – Note 13. Stock-Based Compensation” contained in this Annual Report. These amounts do not represent the actual value that may be realized by our named executive officers, as that is dependent on the long-term appreciation in our common stock.
(2)	Comprised of board of directors meeting fees.
(3)	Comprised of board of directors and audit committee meeting fees.

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

This agreement prohibited Mr. Mazurek from competing with us for a period of four years following the date of termination, unless he was terminated without cause or due to disability or he voluntarily resigned following a breach by us of this agreement, in which case he was prohibited from competing with us for a period of only two years.

We entered into a new employment agreement with Mr. Mazurek, dated as of March 30, 2012, pursuant to which Mr. Mazurek will serve as our chief executive officer for a three year term ending on March 31, 2015. Pursuant to this new employment agreement, Mr. Mazurek was entitled to receive an annual base salary of $350,000 during the remainder of the 2012 calendar year, which increased to $365,000 during the 2013 calendar year and then to $380,000 for the remainder of his employment term. The other material terms of the new employment agreement are substantially similar to those under his previous agreement, except that Mr. Mazurek has agreed not to compete with us for a period of one year following the termination of his employment for any reason.

On November 11, 2014, we entered into a first amendment to our employment agreement with Mr. Mazurek, pursuant to which the term of the employment agreement was extended by a period of three years ending on March 31, 2018. In addition, pursuant to this employment agreement, as amended, Mr. Mazurek became entitled to receive an annual base salary of $410,000 beginning on the amendment effective date and ending on December 31, 2015, which increased to $425,000 during the 2016 calendar year.

On June 30, 2016, we entered into a second amendment to our employment agreement with Mr. Mauzurek, pursuant to which the term of the employment agreement was extended by a period of five years ending on March 31, 2021. In addition, pursuant to this employment agreement, as amended, Mr. Mazurek became entitled to receive an annual base salary of $425,000 for the period beginning on January 1, 2016 and ending on December 31, 2016, $440,000, for the period beginning on January 1, 2017 and ending on December 31, 2017, $465,000, for the period beginning on January 1, 2018 and ending on December 31, 2018, $490,000, for the period beginning on January 1, 2019 and ending on December 31, 2019, and $515,000 per annum, for the period beginning on January 1, 2020 and ending on March 31, 2021.

Thomas Klink

On April 30, 2010, in connection with our acquisition of Jefferson Electric, Inc., Jefferson Electric, Inc. entered into an employment agreement with Thomas Klink pursuant to which Mr. Klink is serving as Jefferson Electric, Inc.’s president, subject to the authority of our chief executive officer, Mr. Mazurek, for an original term of three years. Mr. Klink was initially entitled to receive an annual base salary of $312,000. Mr. Klink’s employment may be terminated upon his death or disability, upon the occurrence of certain events that constitute “cause,” and without cause. If terminated without cause, Mr. Klink will be entitled to receive as severance an amount equal to his base salary for the remainder of the employment period under the agreement, conditioned upon his execution of a release in form reasonably acceptable to counsel of Jefferson Electric, Inc. On April 30, 2013, Jefferson Electric, Inc. and Mr. Klink entered into an amendment to this employment agreement, pursuant to which the term was extended to April 30, 2016, unless terminated earlier in accordance with its terms, and Mr. Klink’s annual base salary was reduced to $250,000.

On January 7, 2016, Mr. Klink was appointed as our chief financial officer, secretary and treasurer.

On June 30, 2016, we entered into a second amendment to our employment agreement with Mr. Klink, pursuant to which the term was extended to April 30, 2019. In addition, Mr. Klink became entitled to an annual base salary of $315,000 for the period beginning on May 1, 2016 and ending on April 30, 2017, $340,000 for the period beginning on May 1, 2017 and ending on April 30, 2018, and $365,000 for the period beginning on May 1, 2018 and ending on April 30, 2019.

On February 15, 2019, we entered into a third amendment to our employment agreement with Mr. Klink, pursuant to which the term was extended to April 30, 2020, and Mr. Klink’s annual based salary was adjusted to $390,000 for the period beginning on May 1, 2019 and ending on April 30, 2020.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on stock options previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2018. This table includes unexercised and unvested options awards. Each outstanding award is shown separately for each named officer.

	Option Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Nathan J. Mazurek	3/23/2010	400	(2)	—		$16.25	3/23/2020
	3/24/2011	400	(2)	—		12.00	3/24/2021
	3/23/2012	1,000	(2)	—		4.11	3/23/2022
	3/20/2013	25,000	(3)	—		5.60	3/20/2023
	3/20/2013	1,000	(2)	—		5.60	3/20/2023
	3/06/2014	50,000	(3)	—		10.21	3/06/2024
	3/06/2014	1,000	(2)	—		10.21	3/06/2024
	3/30/2015	1,000	(2)	—		8.98	3/30/2025
	3/10/2016	1,000	(2)	—		3.68	3/10/2026
	3/30/2017	1,000	(2)	—		7.30	3/30/2027
	3/30/2017	130,000	(4)	—		7.30	3/30/2027
	4/03/2018	—		1,000	(2)	5.60	4/03/2028

Thomas Klink	3/24/2011	1,000	(1)	—		$12.00	3/24/2021
	3/24/2011	400	(2)	—		12.00	3/24/2021
	3/23/2012	3,000	(1)	—		4.11	3/23/2022
	3/23/2012	1,000	(2)	—		4.11	3/23/2022
	3/20/2013	3,000	(1)	—		5.60	3/20/2023
	3/20/2013	1,000	(2)	—		5.60	3/20/2023
	3/06/2014	1,000	(2)	—		10.21	3/06/2024
	3/30/2015	1,000	(2)	—		8.98	3/30/2025
	3/10/2016	1,000	(2)	—		3.68	3/10/2026
	3/30/2017	1,000	(2)	—		7.30	3/30/2027
	3/30/2017	100,000	(4)	—		7.30	3/30/2027
	4/03/2018	—		1,000	(2)	5.60	4/03/2028

(1)	Incentive stock options granted for service as an executive officer. Vests in equal annual installments upon each of the first three anniversaries of the grant date.
(2)	Non-qualified stock options granted for service as a director. Vests on the first anniversary of the grant date.
(3)	Non-qualified stock options granted for service as an executive officer. Vests in equal annual installments upon each of the first three anniversaries of the grant date.
(4)	Non-qualified stock options granted for service as an executive officer. Vests on the first anniversary of the grant date.

Change of Control Agreements

We do not currently have plans providing for the payment of retirement benefits to our officers or directors, other than as described under “Agreements with Executive Officers” above.

We do not currently have any change-of-control or severance agreements with any of our executive officers or directors, other than as described under “Agreements with Executive Officers” above. In the event of the termination of employment of the named executive officers, any and all unexercised stock options shall expire and no longer be exercisable after a specified time following the date of the termination, other than as described under “Agreements with Executive Officers” above.

2009 Equity Incentive Plan

On December 2, 2009, our board of directors and stockholders adopted the 2009 Equity Incentive Plan, pursuant to which 320,000 shares of our common stock were reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2009 Equity Incentive Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services were considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2009 Equity Incentive Plan, we were authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards. The 2009 Equity Incentive Plan is currently administered by our board of directors but may be subsequently administered by a compensation committee designated by our board of directors. The 2011 Long-Term Incentive Plan that we adopted in May 2011 replaced and superseded the 2009 Equity Incentive Plan in its entirety but any awards granted prior to May 21, 2011 that are still outstanding are subject to the 2009 Equity Incentive Plan.

2011 Long-Term Incentive Plan

On May 11, 2011, our board of directors adopted the 2011 Long-Term Incentive Plan, subject to stockholder approval, which was obtained on May 31, 2011. The 2011 Long-Term Incentive Plan replaces and supersedes the 2009 Equity Incentive Plan. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Long-Term Incentive Plan. The 2011 Long-Term Incentive Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the board or a committee of the board that is designated to administer the 2011 Long-Term Incentive Plan. Subject to certain adjustments, the maximum number of shares of our common stock that may be delivered pursuant to awards under the 2011 Long-Term Incentive Plan is 700,000 shares, of which 248,867 were available for future issuances as of December 31, 2018. The 2011 Long-Term Incentive Plan is currently administered by our board of directors but may be subsequently administered by a compensation committee designated by our board of directors.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2018 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	424,800	$8.36	248,867
Equity compensation plans not approved by security holders	—	—	—
Total	424,800	$8.36	248,867

Director Compensation

The following table provides compensation information for the one year period ended December 31, 2018 for each non-employee member of our board of directors:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)(2)	Total ($)
Yossi Cohn	19,000	(3)	1,814	20,814
David J. Landes	9,000	(4)	1,814	10,814
Ian Ross	20,000	(3)	1,814	21,814
David Tesler	15,000	(4)	1,814	16,814
Jonathan Tulkoff	20,000	(3)	1,814	21,814

(1)	Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share based awards are set forth in “Item 8. Financial Statements and Supplementary Data – Note 13. Stock-Based Compensation”. These amounts do not represent the actual value that may be realized by our non-employee directors, as that is dependent on the long-term appreciation in our common stock.
(2)	On April 3, 2018, we granted each director non-qualified stock options to purchase 1,000 shares of our common stock. The grants were made under our 2011 Long-Term Incentive Plan at an exercise price of $5.60 per share. All of the options will vest on April 3, 2019 and expire on April 3, 2028.
(3)	Comprised of board of directors and audit committee meeting fees.
(4)	Comprised of board of directors meeting fees.

 All of our directors, including our employee directors, are paid cash compensation in connection with their attendance at the meetings of the board of directors. Our directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at such meetings. For the year ended December 31, 2018, our directors were paid cash compensation of $3,000 per meeting for attendance. In addition, the members of our audit committee and our chief financial officer received a fee of $1,000 per meeting for attendance at a meeting of our audit committee for the year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 29, 2019 by:

●	each person known by us to beneficially own more than 5.0% of our common stock;
●	each of our directors;
●	each of the named executive officers; and
●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address, unless otherwise specified in the notes below, is c/o Pioneer Power Solutions, Inc., 400 Kelby Street, 12th Floor, Fort Lee, New Jersey 07024. As of March 29, 2019, we had 8,726,045 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned (1)
5% Owners
Provident Pioneer Partners, L.P.	4,560,000	(2)	52.3%
A. Lawrence Carroll Trust	725,000	(3)	8.3%
Kennedy Capital Management, Inc.	690,362	(4)	7.9%
North Star Investment Management Corporation	645,149	(5)	7.4%

Officers and Directors
Nathan J. Mazurek	4,785,800	(6)	53.5%
Thomas Klink	214,400	(7)	2.4%
Yossi Cohn	7,800	(8)	*
David J. Landes	4,567,800	(9)	52.3%
Ian Ross	7,400	(8)	*
David Tesler	11,550	(10)	*
Jonathan Tulkoff	17,800	(11)	*
All directors and executive officers as a group (7 persons)	5,052,550		56.5%

* represents ownership of less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 29, 2019. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.
(2)	Includes 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. Nathan J. Mazurek is the majority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has sole voting and investment power over these shares.
(3)	Beneficial ownership is based on information contained in Amendment No. 5 to Schedule 13G filed on January 29, 2019. A. Lawrence Carroll is the trustee of the A. Lawrence Carroll Trust and, in such capacity, has voting and dispositive power over the securities held for the account of this stockholder. The beneficial owner’s address is 415 L’Ambiance Drive, #804, Longboat Key, FL 34228.
(4)	Beneficial ownership is based on information contained in Amendment No. 1 to Schedule 13G filed on February 12, 2019. The beneficial owner’s address is 10829 Olive Blvd St Louis, Missouri 63141.
(5)	Beneficial ownership is based on information contained in Amendment No. 2 to Schedule 13G filed on January 9, 2019. The beneficial owner’s address is 20 N. Wacker Drive, Suite 1416, Chicago, Illinois 60606.
(6)	Nathan J. Mazurek is the majority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has sole voting and investment power over the 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. In addition, includes 212,800 shares subject to stock options which are exercisable within 60 days of March 29, 2019.
(7)	Includes 100,000 shares of common stock and 114,400 shares subject to stock options which are exercisable within 60 days of March 29, 2019.
(8)	Comprised of shares subject to stock options which are exercisable within 60 days of March 29, 2019.
(9)	David J. Landes is the minority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has beneficial ownership of the 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. In addition, includes 7,800 shares subject to stock options which are exercisable within 60 days of March 29, 2019.
(10)	Includes 3,750 shares of common stock and 7,800 shares subject to stock options which are exercisable within 60 days of March 29, 2019.
(11)	Includes 10,000 shares of common stock and 7,800 shares subject to stock options which are exercisable within 60 days of March 29, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related Transactions and Relationships

Generally, we do not enter into related party transactions unless the members of the board who do not have an interest in the potential transaction have reviewed the transaction and determined that (i) we would not be able to obtain better terms by engaging in a transaction with a non-related party and (ii) the transaction is in our best interest. This policy applies generally to any transaction in which we are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the previous two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.  This policy is not currently in writing. In addition, our audit committee, which was established on March 24, 2011, is required to pre-approve any related party transactions pursuant to its charter.

Director Independence

Our board of directors has determined that each of Yossi Cohn, Ian Ross, David Tesler and Jonathan Tulkoff satisfy the requirements for independence set out in Section 5605(a)(2) of the Nasdaq Stock Market Rules and that each of these directors has no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq Stock Market rule referenced above.

Because Nathan Mazurek, our president, chief executive officer and chairman of the board of directors, controls a majority of our outstanding voting power, we are a “controlled company” under the corporate governance rules of the Nasdaq Stock market. Therefore, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, our small size and our desire to efficiently manage our financial and administrative resources, our board of directors has determined not to have an independent nominating or compensation committee and to have the full board of directors be directly responsible for compensation matters and for nominating members of our board. However, only Messrs. Cohn, Ross, Tesler and Tulkoff satisfy the independence requirement that would apply to the members of such committees under the Nasdaq Stock Market Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017.

The following table presents aggregate fees for professional services rendered by BDO USA, LLP during the fiscal years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Audit fees (1)	$490	$586
Audit-related fees (2)	12	12
Tax fees (3)	5	16
Total fees	$507	$614

(1)	Audit fees consisted primarily of fees for the annual audit of our consolidated financial statements, the interim reviews of the quarterly consolidated financial statements, review of a registration statement and normal, recurring accounting consultations.
(2)	Audit-related fees consisted of fees related to the audit of an employee benefit plan.
(3)	Tax fees consisted primarily of fees related for tax compliance.

Pre-Approval of Independent Registered Public Accounting Firm Fees and Services Policy

Our audit committee pre-approves all auditing and permitted non-audit services to be performed for us by our independent auditor against estimates submitted by the auditor, except for de minimis non-audit services that are approved by the audit committee prior to the completion of the audit. The audit committee has pre-established limits that require audit committee approval in advance of any additional funds that may be required in excess of the auditor’s estimate. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services. The audit committee pre-approved all of the fees set forth in the table above.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.	We have filed the following documents as part of this Annual Report on Form 10-K:

	1.	Consolidated Financial Statements

2.	Financial Statement Schedules
None

3.	Exhibits
See the Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY.

None

INDEX TO EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger Agreement, dated January 22, 2019, between Pioneer Critical Power Inc. and CleanSpark. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

4.1	Form of Warrant to Purchase Common Stock, dated September 24, 2013, issued to Roth Capital Partners, LLC and to Monarch Capital Group, LLC (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on September 10, 2013).

10.1+	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.2+	Pioneer Power Solutions, Inc. 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.3+	Form of 2009 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.4+	Form of 2009 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.5+	Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 31, 2011).

10.6+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.7+	First Amendment to Employment Agreement, dated November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2014).

10.8+	Employment Agreement, dated April 30, 2010, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.9+	First Amendment to Employment Agreement, dated April 30, 2013, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 30, 2013).

10.10	Collective Labor Agreement, dated January 28, 2016, by and between Pioneer Transformers Ltd. and United Steelworkers, Local Section 9414 (Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.11	Collective Bargaining Agreement Nexus Magneticos S. de R.L. de C.V., dated January 1, 2011 (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.12	Industrial Lease between Comercializadora Reynosa Para La Industria Maquiladora S.A. DE C.V. and Nexus Magneticos e Mexico S. de R.L. de C.V (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 1, 2013).

10.13	Amendment Agreement, dated June 30, 2011, by and among Fiducie Familiale Mazoyer, Bon-Ange Inc., Gilles Mazoyer and 834080 Canada Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.14	Equipment Purchase Agreement, dated July 1, 2011, by and among Vermont Transformer, Inc., GCEFF Inc., Gilles Mazoyer and 834080 Canada Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 5, 2011).

10.15	Security Agreement, dated as of June 28, 2013, by and among Pioneer Power Solutions, Inc., Pioneer Critical Power Inc. and Jefferson Electric, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.16	Guaranty Agreement, dated as of June 28, 2013, by Pioneer Power Solutions, Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.17	Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

10.18	Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

10.19+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.20+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.21+	Third Amendment to Employment Agreement, dated February 15, 2019, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on February 20, 2019).

10.22	Waiver Letter, dated March 6, 2017, from Bank of Montreal, Chicago Branch, as lender.

10.23	First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender.

10.24	First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender.

10.25	Second Amending Agreement, dated as of March 28, 2018, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2018).

10.26	Second Amending Agreement, dated as of March 28, 2018, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2018).

10.27	Indemnity Agreement, dated January 22, 2019, between the Company, CleanSpark and PCPI. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.28	Contract Manufacturing Agreement, dated January 22, 2019, between the Company and CleanSpark. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.29	Non-Competition and Non-Solicitation Agreement, dated January 22, 2019, between the Company and CleanSpark. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.30	Termination of Asset Purchase Agreement, dated January 22, 2019, between PCEP and CleanSpark. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.31*	Waiver Letter, dated March 25, 2019, from Bank of Montreal, Montreal Branch, as lender.

21.1*	List of subsidiaries.

23.1*	Consent of BDO USA, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: March 29, 2019	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan J. Mazurek		March 29, 2019
Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Thomas Klink		March 29, 2019
Thomas Klink	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Yossi Cohn		March 29, 2019
Yossi Cohn	Director

/s/ David J. Landes		March 29, 2019
David J. Landes	Director

/s/ Ian Ross		March 29, 2019
Ian Ross	Director

/s/ David Tesler		March 29, 2019
David Tesler	Director

/s/ Jonathan Tulkoff		March 29, 2019
Jonathan Tulkoff	Director