Form 10-Q
period 2019-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2019-05-15
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	PPSI	Nasdaq Capital Market

 The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 15, 2019 was 8,726,045.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2019

TABLE OF CONTENTS

 PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$24,699	$27,177
Cost of goods sold	20,600	21,994
Gross profit	4,099	5,183
Operating expenses
Selling, general and administrative	4,139	4,828
Foreign exchange (gain) loss	(632)	74
Total operating expenses	3,507	4,902
Operating income	592	281
Interest expense	499	649
Other (income) expense	(3,295)	234
Gain on sale of subsidiary	(4,207)	—
Income (loss) before taxes	7,595	(602)
Income tax expense (benefit)	1,948	(28)
Net income (loss)	$5,647	$(574)

Net income (loss) per common share:
Basic	$0.65	$(0.07)
Diluted	$0.65	$(0.07)

Weighted average common shares outstanding:
Basic	8,726	8,726
Diluted	8,730	8,726

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$5,647	$(574)
Other comprehensive income (loss)
Foreign currency translation adjustments	(312)	(166)
Amortization of net prior service costs and net actuarial losses, net of tax	90	(15)
Other comprehensive loss	(222)	(181)
Comprehensive income (loss)	$5,425	$(755)

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$175	$211
Short term investments	7,548	—
Accounts receivable, net	17,383	16,327
Inventories, net	27,694	27,310
Income taxes receivable	578	566
Prepaid expenses and other current assets	2,630	2,510
Total current assets	56,008	46,924
Property, plant and equipment, net	5,168	5,284
Deferred income taxes	3,670	2,971
Other assets	4,974	5,222
Intangible assets, net	3,531	3,584
Goodwill	8,527	8,527
Total assets	$81,878	$72,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$518	$1,769
Revolving credit facilities	19,915	20,755
Short term borrowings	1,785	—
Accounts payable and accrued liabilities	29,946	27,845
Current maturities of long-term debt	1,175	1,174
Income taxes payable	1,262	873
Total current liabilities	54,601	52,416
Long-term debt, net of current maturities	2,324	2,619
Pension deficit	32	148
Other long-term liabilities	3,648	3,786
Deferred income taxes	3,892	1,592
Total liabilities	64,497	60,561
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on March 31, 2019 and December 31, 2018	9	9
Additional paid-in capital	23,971	23,966
Accumulated other comprehensive loss	(6,119)	(5,897)
Accumulated deficit	(480)	(6,127)
Total stockholders’ equity	17,381	11,951
Total liabilities and stockholders’ equity	$81,878	$72,512

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net income (loss)	$5,647	$(574)
Depreciation	205	310
Amortization of intangible assets	54	383
Amortization of right-of-use assets	213	136
Amortization of debt issuance cost	8	21
Deferred income tax expense (benefit)	1,577	(193)
Change in receivable reserves	(74)	(156)
Change in inventory reserves	32	17
Gain on sale of subsidiary	(4,207)	—
Unrealized gain on short term investments	(3,341)	—
Accrued pension	(30)	8
Stock-based compensation	5	148
Other	—	12
Foreign currency remeasurement loss	—	36
Changes in current operating assets and liabilities:
Accounts receivable	(885)	210
Inventories	(238)	(1,297)
Prepaid expenses and other assets	(120)	(906)
Income taxes	12	1
Accounts payable and accrued liabilities	2,013	2,900
Net cash provided by operating activities	871	1,056

Investing activities
Additions to property, plant and equipment	(56)	(152)
Net cash used in investing activities	(56)	(152)

Financing activities
Bank overdrafts	(1,294)	(160)
Short term borrowings	1,785	(2,045)
Borrowing under debt agreement	5,259	11,347
Repayment of debt	(6,403)	(9,881)
Payment of debt issuance cost	—	6
Principal repayments of financing leases	(128)	(124)
Net cash used in financing activities	(781)	(857)

Increase in cash and cash equivalents	34	47
Effect of foreign exchange on cash and cash equivalents	(70)	3

Cash and cash equivalents
Beginning of period	211	218
End of period	$175	$268

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	other compre-		Total
	Common Stock		paid-in	hensive	Retained	stockholders’
	Shares	Amount	capital	income (loss)	earnings	equity
Balance - December 31, 2017	8,726,045	$9	$23,801	$(5,798)	$(463)	$17,549
Net income	—	—	—	—	(574)	(574)
Stock-based compensation	—	—	148	—	—	148
Foreign currency translation adjustment	—	—	—	(166)	—	(166)
Pension adjustment, net of taxes	—	—	—	(15)	—	(15)
Balance - March 31, 2018	8,726,045	$9	$23,949	$(5,979)	$(1,037)	$16,942

Balance - December 31, 2018	8,726,045	9	23,966	(5,897)	(6,127)	11,951
Net income	—	—	—	—	5,647	5,647
Stock-based compensation	—	—	5	—	—	5
Foreign currency translation adjustment	—	—	—	(312)	—	(312)
Pension adjustment, net of taxes	—	—	—	90	—	90
Balance - March 31, 2019	8,726,045	$9	$23,971	$(6,119)	$(480)	$17,381

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2019 (unaudited)

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

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019: Transmission and Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of March 31, 2019. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

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

These unaudited consolidated financial statements should be read in conjunction with the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the three months ended March 31, 2019, the Company has an accumulated deficit of $480, and has a working capital of $1.4 million. At March 31, 2019, we had total debt of $25.7 million and $175 of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. As further discussed in Note 10 - Debt in Part I of this Form 10-Q our credit facilities’ maturity dates have been extended until April 1, 2020.

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

Management believes that its capital resources are adequate to fund operations through the first quarter of 2020, but the availability of the Company’s capital resources is dependent on the Company’s ability to meet the working capital obligations pursuant to the credit agreements with Bank of Montreal (“BMO”), its lender. The Company has certain credit arrangements with BMO that contain subjective acceleration clauses, and the Company has had several instances of non-compliance with certain of the covenants included in such credit agreements. Management has historically been able to obtain from BMO waivers of any non-compliance and management expects to be able to continue to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should BMO refuse to provide a waiver in the future, the outstanding debt under the credit facilities could become due immediately. Additionally, the term of the Company’s agreement with BMO ends in April 2020. While the Company intends to renew this agreement to continue to facilitate the credit facilities and has a history of renewals with BMO, the Company’s ability to renew this arrangement under similar economic terms, if at all, is uncertain. The operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of commercial manufacturing at acceptable margins, marketing or sales acceptance, and dependence on key personnel.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in the Company’s accounting policies during the first quarter of 2019.

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

Retirement Standard. In March 2017, the FASB issued ASU No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. We adopted Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (the “New Retirement Standard”), effective January 1, 2018 using the full-retrospective method. The New Retirement Standard requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. We adopted ASU 2017-07 in our first quarter of 2018 and concluded that there was no material impact to our financial statements.

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

Stock Compensation. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The updated standard is effective for the Company beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption of the new guidance is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this guidance on January 1, 2019. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

3. DIVESTITURES

On January 22, 2019, Pioneer Critical Power, Inc., a Delaware corporation (“PCPI”), a wholly-owned subsidiary of the Company within Transmission and Distribution segment, CleanSpark and CleanSpark Acquisition, Inc., a Delaware corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub merged with and into PCPI, with PCPI becoming a wholly-owned subsidiary of the CleanSpark and the surviving company of the merger (the “Merger”).

At the effective date of the Merger, all of the issued and outstanding shares of common stock of PCPI, par value $0.01 per share, were converted into the right to receive (i) 1,750,000 shares of common stock, par value $0.001 per share (“Common Stock”), of CleanSpark, (ii) a five-year warrant to purchase 500,000 shares of Common Stock at an exercise price of $1.60 per share, and (iii) a five-year warrant to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share.

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

In connection with entry into the Merger Agreement, the Company and CleanSpark entered into a Contract Manufacturing Agreement (the “Contract Manufacturing Agreement”), dated as of January 22, 2019, pursuant to which the Company will manufacture paralleling switchgear, automatic transfer switches and related control and circuit protective equipment (collectively, “Products”) exclusively for purchase by CleanSpark. CleanSpark will purchase the Products via purchase orders issued to the Company at any time and from time to time. The price for the Products payable by CleanSpark to the Company will be negotiated on a case by case basis, but all purchases of Products will have a target price of 91% of the CleanSpark customer’s purchase order price and will not be more than 109% of the Company’s cost. The Contract Manufacturing Agreement has a term of 18 months and may be extended by mutual agreement of the Company and CleanSpark.

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

The Merger resulted in the deconsolidation of PCPI and a gain of $4.2 million in the first quarter of 2019. The fair value of the investment in the common stock of CleanSpark was determined using quoted market prices and warrants were established using a Black Scholes model.

From the date of sale through the quarter ended March 31, 2019, the estimated fair value of the warrants and common stock increased to $7.5 million and an unrealized mark to market gain of $3.3 million was recognized within other income.

4. REVENUES

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.

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

Products

We provide electrical transformers and switchgear that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications.

We provide customers with an advanced data collection and monitoring platform for power generation equipment which is used to ensure smooth, uninterrupted power to operations during times of emergency.

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

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended
	March 31,
	2019	2018
Products	$22,928	$25,016
Services	1,771	2,161
Total Revenue	$24,699	$27,177

See Note 14 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

5. OTHER (INCOME) EXPENSE

Other (income) expense in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the three months ended March 31, 2019, other non-operating income was $3.3 million, as compared to an expense of $234 during the three months ended March 31, 2018. For the three months ended March 31, 2019, included in other non-operating income was a gain of $3.3 million related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub. See Note 3 - Divestitures.

6. INVENTORIES

The components of inventories are summarized below:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Raw materials	$16,428	$14,952
Work in process	5,978	5,547
Finished goods	5,840	7,323
Provision for excess and obsolete inventory	(552)	(512)
Total inventories	$27,694	$27,310

Inventories are stated at the lower of cost or a net realizable value determined on a FIFO method. Included in raw materials and finished goods at March 31, 2019 and December 31, 2018 are goods in transit of approximately $8.4 million and $7.7 million, respectively.

At March 31, 2019, raw materials in the amount of $8.1 million not pledged to our secured creditor were used for collateral to secure short term borrowings under a product financing arrangement. This short term borrowing agreement provides the Company with the ability to acquire raw materials utilized in connection with its manufacturing process. The Company generally satisfies its obligations within 60 days of the initial borrowings, which yields an interest expense that is immaterial. The aggregate borrowings under this agreement amounted to $1.8 million as of March 31, 2019. There were no aggregate borrowings under this agreement as of December 31, 2018.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Land	$6	$5
Buildings	1,607	1,574
Machinery and equipment	10,645	10,578
Furniture and fixtures	449	447
Computer hardware and software	1,283	1,261
Leasehold improvements	677	677
Construction in progress	392	348
	15,059	14,890
Less: Accumulated depreciation	(9,891)	(9,606)
Total property, plant and equipment, net	$5,168	$5,284

In December 2018, the Company sold the Farnham, Quebec, Canada building for approximately $762.

Depreciation expense was $205 and $310 for the period ended March 31, 2019 and 2018, respectively.

8. OTHER ASSETS

Included in other assets at March 31, 2019 and December 31, 2018 are right-of-use asset, net, of $4.1 and $4.3 million, respectively, related to our lease obligations.

In December 2011 and January 2012, the Company made two secured loans, each in the amount of $300 to a developer of a renewable energy project in the U.S, secured by assets of the developer. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers. The principal balance of the loan receivable is outstanding at March 31, 2019 and December 31, 2018. The Company expects to fully recover these amounts. At March 31, 2019 the Company has classified the principal of $600 as other assets as the Company does not anticipate the settlement of both notes in the next twelve months based upon ongoing negotiations with the debtor.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying values of goodwill for the three months ended March 31, 2019.

	T&D	Critical Power
	Solutions	Solutions	Total
	Segment	Segment	Goodwill
Gross Goodwill:
Balance as of January 1, 2019	$7,978	$2,970	$10,948
No activity	—	—	—
Balance as of March 31, 2019	$7,978	$2,970	$10,948
Accumulated impairment losses:
Balance as of January 1, 2019	$(2,421)	$—	$(2,421)
No activity	—	—	—
Balance as of March 31, 2019	$(2,421)	$—	$(2,421)

Net Goodwill as of March 31, 2019	$5,557	$2,970	$8,527

Changes in the carrying values of intangible assets for the three months ended March 31, 2019, were as follows:

	T&D	Critical Power	Total
	Solutions	Solutions	Intangible
	Segment	Segment	Assets
Balance as of January 1, 2019, net	$3,460	$124	$3,584
Amortization	(44)	(10)	(54)
Foreign currency translation	1	—	1
Balance as of March 31, 2019, net	$3,417	$114	$3,531

The components of intangible assets as of March 31, 2019 are summarized below:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Book Value
Customer relationships	7	$6,833	$(6,211)	$—	$622
Non-compete agreements	4	619	(608)	—	11
Trademarks	Indefinite	1,816	—	—	1,816
Internally developed software	7	289	(175)	—	114
Developed technology	10	492	(209)	—	283
Technology-related industry accreditations	Indefinite	706	—	(22)	684
Total intangible assets		$10,756	$(7,203)	$(22)	$3,531

The amortization of intangible assets expense was $54 for the three months ended March 31, 2019.

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

As of March 31, 2019, we had approximately $5.3 million in U.S. dollar equivalents outstanding under our Canadian Facilities. Our borrowings consisted of approximately $5.3 million outstanding under Facility A. As of March 31, 2019, the Company was not in compliance with a financial covenant and on May 6, 2019, the Company received a waiver from BMO on the financial covenant breach existing as of March 31, 2019.

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

United States Credit Facilities

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with BMO with respect to our existing U.S. facilities that replaced and superseded all of our businesses’ prior financing arrangements with the bank (the “U.S. Facilities”).The US ARCA was further amended (the “2017 US ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 US ARCA Amendment”). The 2018 US ARCA Amendment extended the term of our US Facilities to April 1, 2020.

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

Borrowings under USD Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Pursuant to the US ARCA, our quarterly principal payments were reduced to $31 USD for calendar year 2016, with the original amortization schedule continuing to apply to all quarterly principal payments made after December 31, 2016, and the final maturity date of December 2, 2019. The 2017 US ARCA Amendment reduced the scheduled quarterly principal payments to $31 USD, commencing March 31, 2017, to continue until July 31, 2018, with a balloon payment of $4.4 million on July 31, 2018. Pursuant to the 2018 US ARCA Amendment, monthly principal repayments beginning on July 31, 2018 are increased to $100 and will continue until March 31, 2020, with a balloon payment of $2.3 million due on April 1, 2020. The 2018 US ARCA Amendment did not change the USD Facility B interest rate.

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

As of March 31, 2019, we had approximately $18.2 million outstanding under our U.S. Facilities. Our borrowings consisted of approximately $14.7 million outstanding under USD Facility A, and $3.5 million outstanding under USD Facility B. As of March 31, 2019, the Company was not in compliance with a financial covenant and on May 6, 2019, the Company received a waiver from BMO on the financial covenant breach existing as of March 31, 2019.

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

The Company’s debt consists of the following:

	March 31,	December 31,
	2019	2018
	(Unaudited)
Term credit facilities, net (a)	$3,499	$3,793
Less current portion	(1,175)	(1,174)
Total long-term debt	$2,324	$2,619

(a) The balances as of March 31, 2019 and December 31, 2018 are net of debt issuance costs of $39 and $45, respectively.

11. PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are as follows:

	Three Months Ended		Affected Line Item
	March 31,		in the Statements of
	2019	2018	Consolidated Operations
Current service cost, net of employee contributions	$15	$17	Selling, general and administrative
Interest cost on accrued benefit obligation	26	25	Other expense
Expected return on plan assets	(40)	(43)	Other expense
Amortization of transitional obligation	3	3	Other expense
Amortization of past service costs	2	2	Other expense
Amortization of net actuarial gain	13	14	Other expense
Total cost of benefit	$19	$18

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $15 of contributions to its defined benefit pension plan during the three months ended March 31, 2019 and 2018. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of March 31, 2019 and December 31, 2018.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of March 31, 2019, and changes during the three months ended March 31, 2019, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2019	424,800	$8.30	6.5	$22
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2019	424,800	$8.30	6.20	$16
Exercisable as of March 31, 2019	414,467	$8.35	6.20	$16

As of March 31, 2019, there were 248,867 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three months ended March 31, 2019 and 2018 was approximately $5 and $148, respectively. At March 31, 2019, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $8.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in unrealized loss of $312 and $166 for the three months ended March 31, 2019 and 2018, respectively.

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

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income (loss)	$5,647	$(574)

Denominator:
Weighted average basic shares outstanding	8,726	8,726
Effect of dilutive securities - equity based compensation plans	4	—
Net dilutive effect of warrants outstanding	—	—
Denominator for diluted net income per common share	$8,730	$8,726

Net income (loss) per common share:
Basic	$0.65	$(0.07)
Diluted	$0.65	$(0.07)

Anti-dilutive securities (excluded from per share calculation):
Equity based compensation plans	$401	$383
Warrants	$—	$51

14. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows ASC 280 - Segment Reporting in determining its reportable segments. The Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available. As the Company makes decisions using a manufactured products vs. distributed products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power. The T&D Solutions reportable segment is an aggregation of our transformer and switchgear business units. The Critical Power reportable segment is the Company’s Titan Energy Systems Inc. business unit.

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

The following tables present information about segment income and loss:

	Three Months Ended
	March 31,
	2019	2018
Revenues
T&D Solutions
Transformers	$21,682	$20,932
Switchgear	1,073	3,702
	$22,755	$24,634
Critical Power Solutions
Equipment	173	382
Service	1,771	2,161
	1,944	2,543
Consolidated	$24,699	$27,177

	Three Months Ended
	March 31,
	2019	2018
Depreciation and Amortization
T&D Solutions	$422	$434
Critical Power Solutions	36	378
Unallocated Corporate Overhead Expenses	14	16
Consolidated	$472	$828

	Three Months Ended
	March 31,
	2019	2018
Operating Income
T&D Solutions	$1,804	$1,573
Critical Power Solutions	(402)	(438)
Unallocated Corporate Overhead Expenses	(810)	(854)
Consolidated	$592	$281

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended
	March 31,
	2019	2018
Revenues
United States	$15,511	$18,496
Canada	9,188	8,681
Total	$24,699	$27,177

15. LEASES

The company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms of 1 year to 7 years some of which contain options to extend up to 10 years. As of March 31, 2019 and 2018, assets recorded under finance leases were $3.3 million and $3.1 million, respectively, and accumulated amortization associated with finance leases were $1.0 million and $412, respectively. As of March 31, 2019 and 2018, assets recorded under operating leases were $2.5 and $1.9 million, respectively and accumulated amortization associated with operating leases were $716 and $511, respectively. Such amounts are included within other assets.

The components of the lease expense were as follows:

	Three Months Ended
	March 31,
	2019	2018
Operating lease cost	$206	$182

Finance lease cost
Amortization of right-of-use asset	$213	$136
Interest on lease liabilities	40	40
Total finance lease cost	$253	$176

Other information related to leases was as follows:

Supplemental Cash Flows Information

	March 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$210	$189
Operating cash flows from finance leases	41	39
Financing cash flows from finance leases	128	124
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	184	161
Finance leases	213	132

Weighted Average Remaining Lease Term

	March 31,
	2019	2018
Operating leases	2 years	3 years
Finance leases	6 years	7 years

Weighted Average Discount Rate

	March 31,
	2019	2018
Operating leases	5.54%	5.50%
Finance leases	6.29%	5.50%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

	Operating	Finance
	Leases	Leases
2019	$616	$489
2020	801	558
2021	410	593
2022	91	391
2023	—	326
Thereafter	—	853
Total future minmum lease payments	1,918	3,210
Less imputed interest	(130)	(515)
Total future minmum lease payments	$1,788	$2,695

Reported as of March 31, 2019:

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$745	$492
Other long-term liabilities	1,043	2,203
Total	$1,788	$2,695

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 29, 2019.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income, income (loss) per share, margins and profitability.

●	Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	We depend on Siemens Industry, Inc. (“Siemens”) and Hydro-Quebec for a large portion of our business, and any change in the level of orders from Siemens and Hydro-Quebec could have a significant impact on our results of operations.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Restrictive loan covenants and/or our ability to repay or refinance debt under our credit facilities could limit our future financing options and liquidity position and may limit our ability to grow our business.

●	Our ability to realize revenue reported in our backlog.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●	A significant portion of our revenue is derived in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and net income (loss).

●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, duties and tariffs on the importation of products we sell into the United States, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Our chairman controls a majority of our voting power, and may have, or may develop in the future, interests that may diverge from yours.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

Business Overview

We manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. Our principal products and services include custom-engineered electrical transformers, switchgear, and engine-generator controls, complemented by a national field-service network to maintain and repair power generation assets. We are headquartered in Fort Lee, New Jersey and operate from 11 additional locations in the U.S., Canada and Mexico for manufacturing, service, centralized distribution, engineering, sales and administration.

Description of Business Segments

We have two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●	Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. The reporting segment is comprised of electrical transformers and switchgear. These solutions are marketed principally through our Pioneer Transformers Ltd. (“PTL”), Jefferson Electric, Inc. (“Jefferson”), Bemag Transformers, Inc. (“Bemag”), and Pioneer Custom Electric Products, Inc (“PCEP”) brand names.

●	Our Critical Power business provides customers with an advanced data collection and monitoring platform, which is used to ensure smooth, uninterrupted power to operations during times of emergency and service of on-site power generation equipment. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan Energy Systems Inc. (“Titan”), as well as the Pioneer Critical Power brand names.

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

	2019		2018
		Statements of Operations and		Statements of Operations and
	Balance Sheet	Comprehensive Income	Balance Sheet	Comprehensive Income

Quarter Ended	End of Period	Period Average	End of Period	Period Average
March 31	$0.7483	$0.7523	$0.7756	$0.7906

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS

Overview of the Three Month Results

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

Our summary of operating results during the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
	2019	2018
Revenues
T&D Solutions	$22,755	$24,634
Critical Power Solutions	1,944	2,543
Consolidated	24,699	27,177
Cost of goods sold
T&D Solutions	18,749	19,794
Critical Power Solutions	1,851	2,200
Consolidated	20,600	21,994
Gross profit	4,099	5,183
Selling, general and administrative expenses	4,027	4,339
Depreciation and amortization expense	112	489
Restructuring and integration	–	–
Foreign exchange (gain) loss	(632)	74
Total operating expenses	3,507	4,902
Operating income	592	281
Interest expense	499	649
Other (income) expense	(3,295)	234
Gain on sale of subsidiary	(4,207)	–
Income (loss) before taxes	7,595	(602)
Income tax expense (benefit)	1,948	(28)
Net income (loss)	$5,647	$(574)

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2018	2018	2018	2018
T&D Solutions	$44,342	$41,320	$39,075	$33,763	$27,124
Critical Power Solutions	4,274	6,171	11,522	10,850	8,623
Total order backlog	$48,616	$47,491	$50,597	$44,613	$35,747

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018	Variance	%
T&D Solutions
Transformers	$21,682	$20,932	$750	3.6
Switchgear	1,073	3,702	(2,629)	(71.0)
	22,755	24,634	(1,879)	(7.6)
Critical Power Solutions
Equipment	173	382	(209)	(54.7)
Service	1,771	2,161	(390)	(18.0)
	1,944	2,543	(599)	(23.6)
Total revenue	$24,699	$27,177	$(2,478)	(9.1)

For the three months ended March 31, 2019, our consolidated revenue decreased by $2.5 million, or 9.1%, to $24.7 million, down from $27.2 million during the three months ended March 31, 2018.

T&D Solutions. For the three months ended March 31, 2019, revenue from our transformer product lines increased by $750, or 3.6%, as compared to the three months ended March 31, 2018 due to higher sales of “liquid type” transformers. During the three months ended March 31, 2019, revenue from switchgear decreased by $2.6 million, or 71.0%, compared to the three months ended March 31, 2018 due to customers delaying shipments of finished products.

Critical Power. Titan is the only business unit in the Critical Power segment. For the three months ended March 31, 2019, equipment sales decreased by $209, or 54.7%, as compared to the same period in the prior year, resulting from a reduced focus on equipment sales included in the Titan revenue stream.

For the three months ended March 31, 2019, service revenue decreased by $390, or 18.0%, as compared to the same period in the prior year as a result of lower volume of service orders due to severe winter weather.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018	Variance	%
T&D Solutions
Gross profit	$4,006	$4,840	$(834)	(17.2)
Gross margin %	17.6	19.6	(2.0)

Critical Power Solutions
Gross profit	93	343	(250)	(72.9)
Gross margin %	4.8	13.5	(8.7)

Consolidated gross profit	$4,099	$5,183	$(1,084)	(20.9)
Consolidated gross margin %	16.6	19.1	(2.5)

For the three months ended March 31, 2019, our consolidated gross margin was 16.6% of revenues, compared to 19.1% during the three months ended March 31, 2018. The decrease in our consolidated gross margin percentage is further explained below.

T&D Solutions. During the three months ended March 31, 2019 the gross margin decreased by 2.0% as compared to the same period in 2018 primarily due to lower gross margins in our switchgear business as a result of lower revenues.

Critical Power. During the three months ended March 31, 2019, the gross margin decreased by 8.7% when compared to the same period in 2018, primarily due to lower sales while the fixed costs remained comparable.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018	Variance	%
T&D Solutions
Selling, general and administrative expense	$2,769	$3,031	$(262)	(8.6)
Depreciation and amortization expense	65	162	(97)	(59.9)
Foreign exchange (gain) loss	(632)	74	(706)	(954.1)
Segment operating expense	$2,202	$3,267	$(1,065)	(32.6)

Critical Power Solutions
Selling, general and administrative expense	$462	$470	$(8)	(1.7)
Depreciation and amortization expense	33	311	(278)	(89.4)
Segment operating expense	$495	$781	$(286)	(36.6)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$796	$838	$(42)	(5.0)
Depreciation expense	14	16	(2)	(12.5)
Segment operating expense	$810	$854	$(44)	(5.2)

Consolidated
Selling, general and administrative expense	$4,027	$4,339	$(312)	(7.2)
Depreciation and amortization expense	112	489	(377)	(77.1)
Foreign exchange (gain) loss	(632)	74	(706)	(954.1)
Consolidated operating expense	$3,507	$4,902	$(1,395)	(28.5)

Selling, General and Administrative Expense. For the three months ended March 31, 2019, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by $312, or 7.2%, to $4.0 million, as compared to $4.3 million during the three months ended March 31, 2018. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization increased to 16.3% in the 2019 period, as compared to 16.0% in 2018.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the three months ended March 31, 2019, depreciation and amortization expense decreased by $377, or 77.1%, when compared to the same period in 2018. Included in depreciation and amortization expense for the three months ended March 31, 2018 was amortization of customer relationships intangible assets of $270 related to acquisition of Titan. The Titan customer relationship intangible asset was fully amortized by December 31, 2018.

Foreign Exchange Loss/Gain. During the three months ended March 31, 2019 and 2018, approximately 50% and 38%, respectively, of our consolidated operating revenues were denominated in Canadian dollars. Most of our expenses were denominated and disbursed in U.S. dollars during the three months ended March 31, 2019 and 2018. We have not historically engaged in currency hedging activities. Fluctuations in foreign currency exchange rates between the time we initiate and then settle transactions with our customers and suppliers can have an impact on our operating results. For the three months ended March 31, 2019 and 2018, we recorded a gain of $632 and a loss of $74, respectively, due to currency fluctuations.

Operating Income (Loss)

The following table represents our operating income (loss) by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018	Variance	%
T&D Solutions	$1,804	$1,573	$231	14.7
Critical Power Solutions	(402)	(438)	36	8.2
Unallocated Corporate Overhead Expenses	(810)	(854)	44	5.2
Total operating income	$592	$281	$311	110.7

T&D Solutions. During the three months ended March 31, 2019, T&D segment operating income was $1.8 million as compared to $1.6 million for the same period in 2017. The increase in the operating income is primarily due to higher sales in our “liquid type” transformers resulting from higher demand from the utility customers.

Critical Power. During the three months ended March 31, 2019, our Critical Power segment generated an operating loss of $402 as compared to $438 during the same period of 2018. The decrease in the operating loss is primarily due to lower amortization expense as a result of fully amortizing the customer relationship intangible asset by December 31, 2018.

Unallocated Corporate Overhead Expenses. Our corporate expenses consist primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three months ended March 31, 2019, our Unallocated Corporate Overhead Expenses decreased by $44 or 5.2% as compared to the same period in 2018 primarily due to lower professional fees.

Non-Operating Expense

Interest Expense. For the three months ended March 31, 2019 and 2018, interest expense was approximately $499 and $649, respectively. The decrease in our interest expense was due to lower borrowings outstanding under our product financing agreement.

Other Expense. For the three months ended March 31, 2019, other non-operating income was $3.3 million, as compared to an expense of $234 during the same period in 2018. For the three months ended March 31, 2019, included in other non-operating income was a mark to market unrealized gain of $3.3 million on the warrants and common stock of CleanSpark received in the Merger. See Note 3 – Divestitures in our unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q.

Income Tax Expense. Our effective income tax expense rate was 25.6% for the three months ended March 31, 2019, compared to 4.7% during the same period in 2018, as set forth below (dollars in thousands):

	Three Months Ended
	March 31,
	2019	2018	Variance
Income (loss) before income taxes	$7,595	$(602)	$8,197
Income tax expense (benefit)	1,948	(28)	1,976
Effective income tax rate %	25.6	4.7	20.9

Our effective income tax rate increased by 20.9% during the three months ended March 31, 2019 as compared to the same period of the prior year, primarily due to tax effect of the gain on the Merger of PCPI, CleanSpark and the Merger Sub. See Note 3 – Divestitures in our unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q.

Net Income (Loss)

We generated a net income of $5.6 million and a net loss of $574 during the three months ended March 31, 2019 and 2018, respectively. Our net income per basic and diluted share for the three months ended March 31, 2019 was $0.65. Our net loss per basic and diluted share for the three months ended March 31, 2018 was $0.07.

LIQUIDITY AND CAPITAL RESOURCES

General. At March 31, 2019, we had $175 of cash and cash equivalents on hand and total debt outstanding of $25.7 million, when including bank overdrafts. We have historically met our cash needs through a combination of cash flows from operating activities, bank borrowings under our revolving credit facilities and distributions between our U.S. and foreign subsidiaries. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions.

Cash Provided by Operating Activities. Cash provided by our operating activities was $871 during the three months ended March 31, 2019 as compared to $1.1 million during the three months ended March 31, 2018. Change in accounts payable and accrued liabilities was the primary sources of cash provided by operating activities during the three months ended March 31, 2019.

Cash Used in Investing Activities. Cash used in investing activities during the three months ended March 31, 2019 was $56, as compared to $152 during the three months ended March 31, 2018. During the three months ended March 31, 2019, additions to our property, plant and equipment were $56.

Cash Used in Financing Activities. Cash used in our financing activities was $781 during the three months ended March 31, 2019, as compared to $857 during the three months ended March 31, 2018. The primary use of cash in financing activities for the three months ending March 31, 2019 and 2018 were repayments of debt.

Working Capital. As of March 31, 2019, we had working capital of $1.4 million, including $175 of cash and equivalents, compared to working capital deficit of $5.5 million, including $211 of cash and equivalents at December 31, 2018. At March 31, 2019 and December 31, 2018, we had $1.1 million and $388, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios. Management believes that the existing credit facility is available as of the filing date to support operations as needed. As previously noted our total order backlog has increased to $48.6 million as of March 31, 2019 which has required us to increase our inventory levels and related commitments to meet this future demand. We expect that as we work off this backlog our working capital position will improve including a reduction in our overall debt levels.

Assessment of Liquidity. At March 31, 2019, we had total debt of $25.7 million and $175 of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. In addition, as further discussed below, our credit facilities maturity dates have been extended until April 1, 2020.

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

Management believes that its capital resources are adequate to fund operations through the first quarter of 2020, but the availability of the Company’s capital resources is dependent on the Company’s ability to meet the working capital obligations pursuant to the credit agreements with Bank of Montreal (BMO), its lender. The Company has certain credit arrangements with BMO that contain subjective acceleration clauses and the Company has had several instances of non-compliance with certain of the covenants included in such credit agreements. Management has historically been able to obtain from BMO waivers of any non-compliance and management expects to be able to continue to obtain necessary waivers in the event of future non-compliance, however there can be no assurance that the Company will be able to obtain such waivers, and should BMO refuse to provide a waiver in the future, the outstanding debt under the credit facilities could become due immediately. Additionally, the term of the Company’s agreement with BMO ends in April 2020. While the Company intends to renew this agreement to continue to facilitate its operations and has a history of renewals with its lender, the Company’s ability to renew this arrangement under similar economic terms, if at all, is uncertain. The operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of commercial manufacturing at acceptable margins, marketing or sales acceptance, and dependence on key personnel.

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

As of March 31, 2019, we had approximately $5.3 million in U.S. dollar equivalents outstanding under our Canadian Facilities. Our borrowings consisted of approximately $5.3 million outstanding under Facility A. As of March 31, 2019, the Company was not in compliance with a financial covenant and on May 6, 2019, the Company received a waiver from BMO on the financial covenant breach existing as of March 31, 2019.

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

United States Credit Facilities

In April 2016, we entered into an Amended and Restated Credit Agreement (“US ARCA”) with BMO with respect to our existing U.S. facilities that replaced and superseded all of our businesses’ prior financing arrangements with the bank (the “U.S. Facilities”).The US ARCA was further amended (the “2017 US ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 US ARCA Amendment”). The 2018 US ARCA Amendment extended the term of our US Facilities to April 1, 2020.

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

Borrowings under USD Facility B bear interest, at our option, at U.S. base rate plus 1.25% per annum on U.S. prime loans, or an adjusted LIBOR rate plus 2.50% per annum on Eurodollar loans. Pursuant to the US ARCA, our quarterly principal payments were reduced to $31 USD for calendar year 2016, with the original amortization schedule continuing to apply to all quarterly principal payments made after December 31, 2016, and the final maturity date of December 2, 2019. The 2017 US ARCA Amendment reduced the scheduled quarterly principal payments to $31 USD, commencing March 31, 2017, to continue until July 31, 2018, with a balloon payment of $4.4 million on July 31, 2018. Pursuant to the 2018 US ARCA Amendment, monthly principal repayments beginning on July 31, 2018 are increased to $100 and will continue until March 31, 2020, with a balloon payment of $2.3 million due on April 1, 2020. The 2018 US ARCA Amendment did not change the USD Facility B interest rate.

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

As of March 31, 2019, we had approximately $18.2 million outstanding under our U.S. Facilities. Our borrowings consisted of approximately $14.7 million outstanding under USD Facility A, and $3.5 million outstanding under USD Facility B. As of March 31, 2019, the Company was not in compliance with a financial covenant and on May 6, 2019, the Company received a waiver from BMO on the financial covenant breach existing as of March 31, 2019.

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

Capital Expenditures

Our additions to property, plant and equipment were $56 during the three months ended March 31, 2019, as compared to $152 during the three months ended March 31, 2018. We have no major future capital projects planned, or significant replacement spending anticipated during 2019. Additions were a result of supporting the day to day needs of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of March 31, 2019, based on the evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP’s employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. is seeking injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited (exceeding $25,000) amount. On March 18, 2016, we filed an answer to the complaint, denying generally each and every allegation and relief sought by Myers Power Products, Inc. and seeking dismissal based on, among other things, failure to state facts sufficient to constitute a cause of action. We intend to contest the matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that we and PCEP will prevail on any claims made against us and PCEP in any such lawsuit. As of the filing of this report, this action is scheduled for trial in the fourth quarter of 2019. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. We cannot execute the divestiture of PCEP until the lawsuit has been resolved.

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

ITEM 1A. RISK FACTORS

During the fiscal quarter ended March 31, 2019 there were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

10.1	Indemnity Agreement, dated January 22, 2019, between the Company, CleanSpark and PCPI. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.2	Contract Manufacturing Agreement, dated January 22, 2019, between the Company and CleanSpark. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.3	Non-Competition and Non-Solicitation Agreement, dated January 22, 2019, between the Company and CleanSpark. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.4	Termination of Asset Purchase Agreement, dated January 22, 2019, between PCEP and CleanSpark. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.5+

Third Amendment to Employment Agreement, dated February 15, 2019, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on February 20, 2019).

10.6	Waiver Letter, dated March 25, 2019, from Bank of Montreal, Montreal Branch, as lender (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 29, 2019).

10.7*	Waiver Letter dated May 6, 2019, from Bank of Montreal, Montreal Branch, as lender.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: May 15, 2019	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: May 15, 2019	/s/ Thomas Klink
Name: Thomas Klink
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)