Form 10-Q
period 2019-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2019-08-14
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 14, 2019 was 8,726,045.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2019

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$5,360	$3,877	$8,378	$10,122
Cost of goods sold	4,839	3,684	7,600	8,803
Gross profit	521	193	778	1,319
Operating expenses
Selling, general and administrative	2,071	1,751	3,771	4,016
Total operating expenses	2,071	1,751	3,771	4,016
Loss from continuing operations	(1,550)	(1,558)	(2,993)	(2,697)
Interest expense	240	229	463	448
Gain on sale of subsidiary	—	—	(4,207)	—
Other expense	3,807	212	465	349
(Loss) income before taxes	(5,597)	(1,999)	286	(3,494)
Income tax (benefit) expense	(1,442)	(341)	104	(530)
Net (loss) income from continuing operations	(4,155)	(1,658)	182	(2,964)
Income from discontinued operations, net of income taxes	132	862	1,443	1,594
Net (loss) income	$(4,023)	$(796)	$1,625	$(1,370)

(Loss) earnings per share:
Basic
(Loss) income from continuing operations	$(0.48)	$(0.19)	$0.02	$(0.34)
Income from discontinued operations	0.02	0.10	0.17	0.18
Net (loss) income	$(0.46)	$(0.09)	$0.19	$(0.16)

Diluted
(Loss) income from continuing operations	$(0.48)	$(0.19)	$0.02	$(0.34)
Income from discontinued operations	0.02	0.10	0.17	0.18
Net (loss) income	$(0.46)	$(0.09)	$0.19	$(0.16)

Weighted average common shares outstanding:
Basic	8,726	8,726	8,726	8,726
Diluted	8,726	8,726	8,730	8,726

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) income	$(4,023)	$(796)	$1,625	$(1,370)
Other comprehensive (loss) income
Foreign currency translation adjustments	374	(1)	62	(167)
Amortization of net prior service costs and net actuarial losses, net of tax	20	(1)	110	(16)
Other comprehensive income (loss)	394	(2)	172	(183)
Comprehensive (loss) income	$(3,629)	$(798)	$1,797	$(1,553)

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$490	$200
Short term investments	3,882	—
Accounts receivable, net	2,935	3,384
Insurance receivable	2,400	—
Inventories, net	5,020	3,678
Prepaid expenses and other current assets	2,204	1,995
Current assets of discontinued operations	51,378	37,667
Total current assets	68,309	46,924
Property, plant and equipment, net	761	878
Deferred income taxes	4,041	2,837
Other assets	2,826	3,098
Intangible assets, net	103	124
Goodwill	2,969	2,969
Assets of discontinued operations	—	15,681
Total assets	$79,009	$72,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$885	$78
Revolving credit facilities	20,982	20,755
Accounts payable and accrued liabilities	12,074	8,951
Current maturities of long-term debt	3,196	1,174
Income taxes payable	102	95
Current liabilities of discontinued operations	23,819	21,362
Total current liabilities	61,058	52,415
Long-term debt, net of current maturities	—	2,619
Other long-term liabilities	1,275	1,599
Deferred income taxes	2,920	1,592
Long-term liabilities of discontinued operations	—	2,335
Total liabilities	65,253	60,560
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on June 30, 2019 and December 31, 2018	9	9
Additional paid-in capital	23,974	23,966
Accumulated other comprehensive loss	(5,725)	(5,897)
Accumulated deficit	(4,502)	(6,127)
Total stockholders’ equity	13,756	11,951
Total liabilities and stockholders’ equity	$79,009	$72,511

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net income (loss)	$1,625	$(1,370)
Depreciation	413	616
Amortization of intangible assets	106	749
Amortization of right-of-use assets	285	265
Amortization of debt issuance cost	14	53
Deferred income tax expense (benefit)	184	(313)
Change in receivable reserves	(55)	(413)
Change in inventory reserves	143	182
Inventory write off from flood damage	3,313	—
Gain on sale of subsidiary	(4,207)	—
Unrealized gain on short term investments	285	—
Accrued pension	—	(1)
Stock-based compensation	7	146
Other	—	10
Foreign currency remeasurement loss	—	50
Changes in current operating assets and liabilities:
Accounts receivable	(1,707)	(1,135)
Inventories	(974)	(4,517)
Insurance receivable	(2,400)	—
Prepaid expenses and other assets	(284)	(1,677)
Income taxes	433	(120)
Accounts payable and accrued liabilities	4,226	5,860
Net cash provided by (used in) operating activities	1,407	(1,615)

Investing activities
Additions to property, plant and equipment	(122)	(188)
Net cash used in investing activities	(122)	(188)

Financing activities
Bank overdrafts	(144)	1,301
Short term borrowings	—	6,507
Borrowing under debt agreement	13,714	7,922
Repayment of debt	(14,098)	(13,785)
Payment of debt issuance cost	—	(28)
Principal repayments of financing leases	(244)	(248)
Net cash (used)/provided by financing activities	(772)	1,669

Increase in cash and cash equivalents	513	(134)
Effect of foreign exchange on cash and cash equivalents	(223)	231

Cash and cash equivalents
Beginning of period	200	218
End of period	$490	$315

For assets sold and consideration received in connection with the sale of Pioneer Critical Power, Inc. see Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance - December 31, 2017	8,726,045	$9	$23,801	$(5,798)	$(463)	$17,549
Net loss	—	—	—	—	(1,370)	(1,370)
Stock-based compensation	—	—	146	—	—	146
Foreign currency translation adjustment	—	—	—	(167)	—	(167)
Pension adjustment, net of taxes	—	—	—	(16)	—	(16)
Balance - June 30, 2018	8,726,045	$9	$23,947	$(5,981)	$(1,833)	$16,142

Balance - December 31, 2018	8,726,045	9	23,966	(5,897)	(6,127)	11,951
Net income	—	—	—	—	1,625	1,625
Stock-based compensation	—	—	7	—	—	7
Foreign currency translation adjustment	—	—	—	62	—	62
Pension adjustment, net of taxes	—	—	—	110	—	110
Balance - June 30, 2019	8,726,045	$9	$23,974	$(5,725)	$(4,502)	$13,756

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2019 (unaudited)

1. BASIS OF PRESENTATION

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from five (5) additional locations in the U.S. for manufacturing, centralized distribution, engineering, sales and administration.

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019: Transmission and Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

Recent Developments

On June 28, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek, Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for an aggregate base cash purchase price of $60.5 million, as well as the issuance by the Buyer of a subordinated promissory note to the Company in the aggregate principal amount of $7.5 million, in each case subject to certain adjustments.

If the Equity Transaction is completed, Pioneer Power would sell to the Buyer all of the assets and liabilities associated with its liquid-filled transformer and dry-type transformer manufacturing businesses within the Company’s Transmission & Distribution Solutions segment (the “T&D Segment”). However, Pioneer Power would retain its switchgear manufacturing business within the T&D segment, as well as all of the operations associated with its critical power solutions segment.

On June 28, 2019, certain stockholders of the Company holding an aggregate of 4,774,400 shares of the Company’s common stock, which, as of such date, constituted approximately 54.7% of the voting power of the outstanding shares of the Company’s common stock, executed a written consent approving the Stock Purchase Agreement and the transactions contemplated thereby, including the Equity Transaction.

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of June 30, 2019. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

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

Operating results of liquid-filled and dry-type transformer manufacturing businesses have been previously included in the T&D Segment, which have now been reclassified as discontinued operations for all periods presented. See Note 6 – Discontinued Operations in Notes to Consolidated Financial Statements in Part I of this Form 10-Q. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

These unaudited consolidated financial statements should be read in conjunction with the risk factors under the heading “Part II – Item 1A. Risk Factors” and the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the six months ended June 30, 2019, the Company has an accumulated deficit of $4.8 million, and has working capital of $6.8 million. As of June 30, 2019, we had total debt of $25.1 million and $490 of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. As further discussed in Note 11 - Debt in Part I of this Form 10-Q our credit facilities’ maturity dates have been extended until April 1, 2020.

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

Management believes that its capital resources are adequate to fund operations through the first quarter of 2020, but the availability of the Company’s capital resources is dependent on the Company’s ability to meet the working capital obligations pursuant to the credit agreements with Bank of Montreal (“BMO”), its lender. The Company has certain credit arrangements with BMO that contain subjective acceleration clauses, and the Company has had several instances of non-compliance with certain of the covenants included in such credit agreements. Management has historically been able to obtain from BMO waivers of any non-compliance and management expects to be able to continue to obtain necessary waivers in the event of future non-compliance; however, there can be no assurance that the Company will be able to obtain such waivers, and should BMO refuse to provide a waiver in the future, the outstanding debt under the credit facilities could become due immediately. Additionally, the term of the Company’s agreement with BMO ends in April 2020. Concurrently with the closing of the Equity Transaction, all existing credit facilities granted by Bank of Montreal (BMO) under the Canadian Facilities (as defined below) and the U.S. Facilities (as defined below) will be repaid in full. The operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of commercial manufacturing at acceptable margins, marketing or sales acceptance, and dependence on key personnel.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in the Company’s accounting policies during this fiscal quarter of 2019.

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

Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement that eliminates, amends, and adds certain disclosure requirements for fair value measurements. The ASU is effective for all annual and interim periods beginning January 1, 2020, with early adoption permitted. The Company does not anticipate material impact of adopting this ASU on its consolidated financial statements.

Disclosure Requirements for Defined Benefit Plans. In August 2018, the FASB issued amended guidance under Subtopic 715-20 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amended guidance removes the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the entity; and the effects of a one-percentage point change in assumed health care cost trend rates. The amended guidance requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The amended guidance is required to be applied on a retrospective basis to all periods presented. We are currently evaluating this guidance to determine the impact on our disclosures.

Measurement of Credit Losses on Financial Instrument. In June 2016, the FASB issued amended guidance to ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. This amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. We do not expect that the amended guidance will have a material effect on our consolidated financial statements and related disclosures.

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

From the date of sale through June 30, 2019, the estimated fair value of the warrants and common stock decreased to $3.9 million and an unrealized mark to market loss of $325 was recognized within other expense for the six months ended June 30, 2019. For the three months ended June 30, 2019, the unrealized mark to market loss recognized within other expense was $3.7 million.

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

Nature of our products and services

Our principal products and services include custom-engineered engine-generator sets and controls, complemented by a national field-service network to maintain and repair power generation assets.

Products

We provide switchgear that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications.

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

3)          Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer. The customer payments are generally due in 30 days.

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

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Products	$3,004	$1,285	$4,249	$5,362
Services	2,356	2,592	4,129	4,760
Total Revenue	$5,360	$3,877	$8,378	$10,122

See Note 15 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

5. OTHER EXPENSE

Other expense in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the three months ended June 30, 2019, other non-operating expense was $3.8 million, as compared to $212 during the three months ended June 30, 2018. For the three months ended June 30, 2019, included in other non-operating expense was a loss of $3.7 million related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub. See Note 3 - Divestitures.

For the six months ended June 30, 2019, other non-operating expense was $465, as compared to $349 during the six months ended June 30, 2018. For the six months ended June 30, 2019, included in other non-operating expense was a loss of $325 related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub. See Note 3 - Divestitures.

6. DISCONTINUED OPERATIONS

A discontinued operation is a component of the Company’s business that represents a separate major line of business that had been disposed of or is held for sale. Classification as a discontinued operation occurs upon disposal or when the operation meets the criteria to be classified as held for sale, if earlier. When an operation is classified as a discontinued operation, the comparative Consolidated Statement of Operations, Consolidated Statement of Cash Flows, and Consolidated Balance Sheets are presented as if the operation had been discontinued from the start of the comparative year. Based upon the authoritative guidance, the Company concluded that the operations of the liquid-filled and dry-type transformer business should be presented as discontinued operations as of June 30, 2019.

Overview

On June 28, 2019, the Company entered into the Stock Purchase Agreement, by and among the Company, the Disposed Companies, Nathan Mazurek, and the Buyer. Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer.

If the Equity Transaction is completed, Pioneer Power would sell to the Buyer all of the assets and liabilities associated with its liquid-filled transformer and dry-type transformer manufacturing businesses within the Company’s T&D Segment. However, Pioneer Power would retain its switchgear manufacturing business within the T&D segment, as well as all of the operations associated with its critical power solutions segment.

Consideration

The consideration payable by the Buyer in the Equity Transaction is a base cash purchase price of $60.5 million, as well as the issuance by the Buyer of a subordinated promissory note to Pioneer Power in the aggregate principal amount of $7.5 million (the “Seller Note”), in each case subject to adjustment pursuant to the terms of the Stock Purchase Agreement. Pursuant to the terms of the Stock Purchase Agreement, the Seller Note will bear interest at an annualized rate of 4.0%, to be paid-in-kind annually, and will have a maturity date of December 31, 2022. In addition, pursuant to the terms of the Stock Purchase Agreement, the Buyer will have the right to set-off amounts owed to Pioneer Power under the Seller Note on a dollar-for-dollar basis by the amount of any indemnifiable losses Buyer suffers as a result of certain actions or omissions by Pioneer Power or the Disposed Companies.

Covenants

The Company has agreed, subject to the terms of the Stock Purchase Agreement, to various covenants and agreements, including, among others, to conduct the business of the Disposed Companies in the ordinary course during the period between the execution of the Stock Purchase Agreement and the closing of the Equity Transaction in a manner consistent with past practice. The parties have also agreed to use their respective best efforts to take, or cause to be taken, all things necessary, proper or advisable to consummate the transactions contemplated by the Stock Purchase Agreement.

In addition, pursuant to the Stock Purchase Agreement, each of Pioneer Power, its affiliates and Nathan Mazurek, Pioneer Power’s President, Chief Executive Officer and Chairman of the Board of Directors, have agreed to a non-solicitation provision that generally prohibits such persons, for a three-year period, from, among other things, soliciting or attempting to hire employees of the Disposed Companies or the Buyer or engaging in the business operated by the Disposed Companies within certain geographic areas, subject to certain limitations and exceptions.

Closing Conditions

Each party’s obligation to consummate the Stock Purchase Agreement is subject to certain conditions, including, among others: (i) approval of the Stock Purchase Agreement by the holders of a majority of Pioneer Power’s outstanding common stock, which such approval was obtained by the written consent of certain Pioneer Power stockholders on June 28, 2019 (as discussed in more detail below), (ii) 20 days having elapsed since the mailing to the stockholders of the Company of the definitive information statement with respect to the approval and adoption of the Stock Purchase Agreement and (iii) the absence of any order or legal requirement issued or enacted by any court or other governmental authority preventing consummation of the Equity Transaction.

In addition, the consummation of the Equity Transaction is subject to a financing condition. Certain lenders have entered into a debt financing commitment letter with the Buyer, and Mill Point Capital LLC entered into an equity commitment letter with the Buyer, in each case committing to provide the Buyer with funding to pay the aggregate consideration to be paid by the Buyer in connection with the Equity Transaction. The Buyer is not obligated to consummate the Equity Transaction unless it receives debt financing on substantially the terms provided for in the debt financing commitment letter or the Buyer is able to obtain alternative financing in amount sufficient to consummate the Equity Transaction.

If the Stock Purchase Agreement is terminated by the Buyer after all mutual conditions to closing have been satisfied, except that the Buyer has not obtained sufficient financing to consummate the Equity Transaction, the Buyer would be required to pay a $4.0 million reverse termination fee to Pioneer Power, subject to certain limitations set forth in the Stock Purchase Agreement. The reverse termination fee would also be payable by the Buyer in certain other limited circumstances described in the Stock Purchase Agreement

Termination Fee

Under the terms of the Stock Purchase Agreement, Pioneer Power is not permitted to, and may not authorize or permit its representatives to, directly or indirectly, solicit, initiate or knowingly take any action to encourage or facilitate the submission of an Acquisition Proposal (as defined in the Stock Purchase Agreement), or any inquiries relating to a potential Acquisition Proposal.

Notwithstanding this restriction, Pioneer Power may, prior to the closing of the Equity Transaction, respond to, and engage in discussions and negotiations concerning, a written unsolicited bona fide Acquisition Proposal submitted, and not withdrawn, by a party other than the Buyer that Pioneer Power’s board of directors believes, in good faith and after consultation with its outside legal counsel and its financial advisor, constitutes, or could reasonably be expected to result in, a Superior Proposal (as defined in the Stock Purchase Agreement).

If the Stock Purchase Agreement were to be terminated in connection with or as a result of Pioneer Power’s adoption of a Superior Proposal or entry into an Alternative Acquisition Agreement (as defined in the Stock Purchase Agreement), Pioneer Power would be required to pay a $4.0 million termination fee to the Buyer, subject to certain limitations set forth in the Stock Purchase Agreement. The termination fee would also be payable by Pioneer Power in certain other limited circumstances described in the Stock Purchase Agreement.

Indemnification

Pursuant to the Stock Purchase Agreement, Pioneer Power and the Buyer have each agreed to indemnify one another for any and all liabilities, losses, damages, claims, demands, suits, actions, judgments, fines, penalties, deficiencies, awards, taxes, assessments, costs or expenses (including reasonable attorney’s or other professional fees and expenses) (“Losses”) resulting from any inaccuracy or breach of the respective party’s representations and warranties or any breach or nonperformance of the respective party’s covenants and agreements in the Stock Purchase Agreement or its related ancillary agreements.

In addition, Pioneer Power has agreed to indemnify the Buyer and its affiliated parties for Losses resulting from, among other things, certain pre-closing tax matters, debt held by the Disposed Companies, transaction expenses, breaches of representations and warranties that are not covered by the Buyer’s representation and warranty insurance because the Buyer had knowledge of such breach (only to the extent such Losses would have been covered by the representation and warranty insurance had the Buyer not known of such breach) (“Interim Breaches”), certain matters related to Electrogroup’s operations, certain legal proceedings, certain matters related to Nexus Custom Magnetics, L.L.C., a wholly owned subsidiary of Jefferson, and certain matters concerning end-user software utilized by the Disposed Companies.

The indemnification obligations of Pioneer Power with respect to Losses of the Buyer resulting from inaccuracies or breaches of the Company’s representations and warranties, except for breaches of certain fundamental warranties, claims of fraud and breaches of representations, warranties or covenants relating to taxes, and claims for certain specific indemnities, are subject to (i) a true deductible equal to $330,000, (ii) a cap equal to 0.5% of the purchase price, and (iii) a per-claim threshold amount of $50,000. In addition, the indemnification rights of the Buyer with respect to Interim Breaches are subject to a cap equal to $5.0 million, and the indemnification rights of the Buyer with respect to Losses resulting from certain matters related to Electrogroup’s operations are subject to a true deductible equal to $500,000 and a cap equal to $5.0 million.

The indemnification obligations of the Buyer, except with respect to breaches of certain fundamental representations and warranties and claims of fraud, are subject to a true deductible equal to $330,000 and a cap equal to $3.3 million. In addition, each party’s total indemnification obligation is subject to a cap equal to the purchase price, except for claims of fraud.

The Buyer has obtained a customary representation and warranty insurance policy insuring the Buyer against losses resulting from a breach of representations and warranties by Pioneer Power and the Disposed Companies, and the Buyer is required to use commercially reasonable efforts to utilize the representation and warranty insurance to cover any Losses resulting from such a breach. In addition, in rather than seeking recovery from Pioneer Power, the Buyer is required to setoff amounts owed to Pioneer Power under the Seller Note on a dollar-for-dollar basis by the amount of any indemnifiable losses Buyer suffers as a result of certain actions or omissions by Pioneer Power or the Disposed Companies.

Other Provisions

The Stock Purchase Agreement also contains customary representations and warranties, certain termination rights of both parties, including termination by mutual written consent of the parties, and provisions governing certain other matters between the parties.

The foregoing description of the Stock Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Stock Purchase Agreement, a copy of which is filed as Exhibit 2.1 on Form 8-K filed with the Security and Exchange Commission on July 1, 2019 and is incorporated by reference herein.

Operating results of liquid-filled and dry-type transformer manufacturing businesses previously included in the T&D Segment, have now been reclassified as discontinued operations for all periods presented.

The components of assets and liabilities that are attributable to discontinued operations are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Assets of discontinued operations:
Cash and cash equivalents	$6	$11
Accounts receivable - trade, net	15,397	12,944
Inventories, net	20,131	23,632
Income taxes receivable	—	566
Prepaid expenses	604	514
Property, plant and equipment, net	4,300	4,406
Right of use asset	1,928	2,124
Deferred income taxes	78	134
Intangible assets, net	3,377	3,460
Goodwill	5,557	5,557
Assets of discontinued operations	$51,378	$53,348

Liabilities of discontinued operations:
Bank overdrafts	$793	$1,690
Accounts payable and accrued liabilities	20,278	18,894
Income taxes payable	655	778
Pension deficit	3	148
Other long-term liabilities	2,090	2,187
Liabilities of discontinued operations	$23,819	$23,697

During the quarter ended June 30, 2019 the Company’s Reynosa Facility was damaged by a flood resulting in damages to inventory. While management continues to evaluate the extent of the damaged inventory, as of June 30, 2019 the Company has recognized a loss of $3.3 million based upon an estimate of inventory damaged and unsalable as a result of the flood. This loss has been partially offset by $2.4 million of insurance proceeds that the Company expects to receive. While the net loss on inventory damaged amounting to approximately $913 has been reflected within the Cost of goods sold in discontinued operations, the corresponding insurance receivable of $2.4 million has been recognized as an asset from continuing operations. The amount of damaged inventory and insurance proceeds are based upon the management’s best estimate, and the actual amount of damaged inventory and insurance proceeds may differ from such estimates.

The following table presents the discontinued operations of the liquid-filled and dry-type transformer manufacturing businesses in the Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$19,003	$21,599	$40,684	$42,530
Costs and Expenses
Cost of goods sold	16,047	16,874	33,886	33,749
Selling, general and administrative	2,275	2,832	4,715	5,395
Foreign exchange loss (gain)	143	197	(491)	272
Interest expense	275	520	550	948
Other expense (income)	—	(1)	48	96
Total costs and expenses	18,740	20,422	38,708	40,460
Income before provision for income taxes	263	1,177	1,976	2,070
Income tax expense	131	315	533	476
Income from discontinued operations, net of income taxes	$132	$862	$1,443	$1,594

The following table presents the discontinued operations of the liquid-filled and dry-type transformer manufacturing businesses in the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$2,793	$1,580
Net cash used in investing activities	(97)	(57)
Net cash used in financing activities	(2,607)	(1,685)
Effect of foreign exchange on cash and cash equivalents	(94)	152
Increase in cash and cash equivalents	$(5)	$(10)

7. INVENTORIES

The components of inventories are summarized below:

	June 30,	December 31,
	2019	2018
Raw materials	$2,138	$2,049
Work in process	3,377	1,949
Finished goods	(88)	46
Provision for excess and obsolete inventory	(407)	(366)
Total inventories	$5,020	$3,678

Inventories are stated at the lower of cost or a net realizable value determined on a FIFO method. Included in raw materials and finished goods at June 30, 2019 and December 31, 2018 are goods in transit of approximately $36 and $120, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	June 30,	December 31,
	2019	2018
Machinery and equipment	$1,219	$1,219
Furniture and fixtures	205	205
Computer hardware and software	682	682
Leasehold improvements	337	312
	2,443	2,418
Less: Accumulated depreciation	(1,682)	(1,540)
Total property, plant and equipment, net	$761	$878

Depreciation expense was $142 and $106 for the period ended June 30, 2019 and 2018, respectively.

9. OTHER ASSETS

Included in other assets at June 30, 2019 and December 31, 2018 are right-of-use asset, net, of $1.9 million and $2.2 million, respectively, related to our lease obligations.

In December 2011 and January 2012, the Company made two secured loans, each in the amount of $300 to a developer of a renewable energy project in the U.S, secured by assets of the developer. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers. The principal balance of the loan receivable is outstanding at June 30, 2019 and December 31, 2018. The Company expects to fully recover these amounts. As of June 30, 2019 the Company has classified the principal of $600 as other assets as the Company does not anticipate the settlement of both notes in the next twelve months based upon ongoing negotiations with the debtor.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying values of goodwill for the six months ended June 30, 2019.

	T&D	Critical Power
	Solutions	Solutions	Total
	Segment	Segment	Goodwill
Gross Goodwill:
Balance as of January 1, 2019	$—	$2,969	$2,969
No activity	—	—	—
Balance as of June 30, 2019	$—	$2,969	$2,969

Changes in the carrying values of intangible assets for the six months ended June 30, 2019, were as follows:

	T&D	Critical Power	Total
	Solutions	Solutions	Intangible
	Segment	Segment	Assets
Balance as of January 1, 2019, net	$—	$124	$124
Amortization	—	(21)	(21)
Balance as of June 30, 2019, net	$—	$103	$103

The components of intangible assets as of June 30, 2019 are summarized below:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Internally developed software	7	$289	$(186)	$103
Total intangible assets		$289	$(186)	$103

The amortization of intangible assets expense was $21 for the six months ended June 30, 2019.

11. DEBT

Canadian Credit Facilities

In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc. (“PECI”), entered into an Amended and Restated Credit Agreement (“CAD ARCA”) with Bank of Montreal (“BMO”) with respect to our existing Canadian credit facilities (as amended and restated, the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. This CAD ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. The CAD ARCA was further amended (the “2017 CAD ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 CAD ARCA Amendment”). The 2018 CAD ARCA Amendment extended the term of our Canadian Facilities to April 1, 2020. On August 8, 2019, BMO agreed to a Temporary Borrowing Base Increase (defined in Note 17 - Subsequent Events), until the earlier of the (i) closing of the Equity Transaction and repayment in full of all amounts owned under the Canadian Facilities and the U.S. Facilities, and (ii) August 31, 2019.

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

As of June 30, 2019, we had approximately $6.0 million in U.S. dollar equivalents outstanding under our Canadian Facilities. Our borrowings consisted of approximately $6.0 million outstanding under Facility A. As of June 30, 2019, the Company was not in compliance with a financial covenant and on August 8, 2019, the Company received a waiver from BMO on the financial covenant breach existing as of June 30, 2019.

Concurrently with the closing of the Equity Transaction, all existing credit facilities granted by BMO under the Canadian Facilities and the U.S. Facilities will be repaid in full.

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

As of June 30, 2019, we had approximately $18.2 million outstanding under our U.S. Facilities. Our borrowings consisted of approximately $15.0 million outstanding under USD Facility A, and $3.2 million outstanding under USD Facility B. As of June 30, 2019, the Company was not in compliance with a financial covenant and on August 8, 2019, the Company received a waiver from BMO on the financial covenant breach existing as of June 30, 2019.

Concurrently with the closing of the Equity Transaction, all existing credit facilities granted by BMO under the Canadian and the U.S. Facilities will be repaid in full. In the event that the Stock Purchase Agreement is terminated prior to closing of the Equity Transaction and if we receive the reverse termination fee as set forth therein, we are required to remit to BMO 50% of such reverse termination fee, which will be applied to permanently reduce the amounts outstanding under our USD Facility B.

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

The Company’s debt consists of the following:

	June 30,	December 31,
	2019	2018
Term credit facilities	$3,196	$3,793
Less current portion	(3,196)	(1,174)
Total long-term debt	$—	$2,619

(a)	The balances as of June 30, 2019 and December 31, 2018 are net of debt issuance costs of $42 and $45, respectively.

12. PENSION PLAN

The Company’s Canadian subsidiary sponsors a defined benefit pension plan at one of its locations in which a majority of its employees are members. The subsidiary funds 100% of all contributions to the plan. The benefits, or the rate per year of credit service, are established by the Company and updated at its discretion.

The components of the expense the Company incurred under the pension plan are included in Income from discontinued operations, net of income taxes, in the Consolidated Statements of operations.

The components of the expense the Company incurred under the pension plan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Current service cost, net of employee contributions	$14	$14	$29	$31
Interest cost on accrued benefit obligation	26	25	52	50
Expected return on plan assets	(42)	(42)	(82)	(85)
Amortization of transitional obligation	3	1	6	3
Amortization of past service costs	2	—	4	2
Amortization of net actuarial gain	11	14	24	28
Total cost of benefit	$14	$12	$33	$29

The Company’s policy is to fund the pension plan at or above the minimum level required by law. The Company made $30 and $36 of contributions to its defined benefit pension plan during the six months ended June 30, 2019 and 2018, respectively. Changes in the discount rate and actual investment returns that are lower than the long-term expected return on plan assets could result in the Company making additional contributions.

13. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of June 30, 2019 and December 31, 2018.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of June 30, 2019, and changes during the six months ended June 30, 2019, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2019	424,800	$8.30	6.5	$22
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2019	424,800	$8.30	6.00	$14
Exercisable as of June 30, 2019	421,467	$8.31	6.00	$14

As of June 30, 2019, there were 248,867 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three and six months ended June 30, 2019 was approximately $2 and $7, respectively, as compared to the expense of approximately ($2) and $146, during the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2018, the expense reversal was primarily the result of forfeitures of previously expensed awards to a former employee. As of June 30, 2019, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $6.

Foreign Currency Translation

Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss). The Company had foreign currency translation adjustments resulting in unrealized gain of $374 for the three months ended June 30, 2019 and unrealized loss of $1 for the three months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, the Company had foreign currency translation adjustments resulting in unrealized gain of $62 and unrealized loss of $167, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(4,155)	$(1,658)	$182	$(2,964)
Income from discontinued operations, net of income taxes	132	862	1,443	1,594
Net (loss) income	$(4,023)	$(796)	$1,625	$(1,370)

Denominator:
Weighted average basic shares outstanding	8,726	8,726	8,726	8,726
Effect of dilutive securities - equity based compensation plans	—	—	4	—
Denominator for diluted net income per common share	8,726	8,726	8,730	8,726

(Loss) earnings per share:
Basic
(Loss) income from continuing operations	$(0.48)	$(0.19)	$0.02	$(0.34)
Income from discontinued operations	0.02	0.10	0.17	0.18
Net (loss) income	$(0.46)	$(0.09)	$0.19	$(0.16)

Diluted
(Loss) income from continuing operations	$(0.48)	$(0.19)	$0.02	$(0.34)
Income from discontinued operations	0.02	0.10	0.17	0.18
Net (loss) income	$(0.46)	$(0.09)	$0.19	$(0.16)

15. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows ASC 280 - Segment Reporting in determining its reportable segments. The Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available. As the Company makes decisions using a manufactured products vs. distributed products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power. The T&D Solutions reportable segment is our switchgear business unit. The Critical Power reportable segment is the Company’s Titan Energy Systems Inc. business unit.

The T&D Segment is involved in the design, manufacture and distribution of switchgear used primarily by utilities, large industrial and commercial operations to manage their electrical power distribution needs. The Critical Power segment provides power generation equipment, and aftermarket field-services primarily to help customers ensure smooth, uninterrupted power to operations during times of emergency.

The following tables present information about segment income and loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
T&D Solutions
Switchgear	$2,737	$883	$3,810	$4,585
	2,737	883	3,810	4,585
Critical Power Solutions
Equipment	267	402	441	784
Service	2,356	2,592	4,127	4,753
	2,623	2,994	4,568	5,537
Consolidated	$5,360	$3,877	$8,378	$10,122

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Depreciation and Amortization
T&D Solutions	$37	$90	$71	$181
Critical Power Solutions	37	374	73	753
Unallocated Corporate Overhead Expenses	14	16	28	32
Consolidated	$88	$480	$172	$966

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Income (Loss)
T&D Solutions	$(542)	$(719)	$(775)	$(565)
Critical Power Solutions	252	(234)	(148)	(673)
Unallocated Corporate Overhead Expenses	(1,260)	(605)	(2,070)	(1,459)
Consolidated	$(1,550)	$(1,558)	$(2,993)	$(2,697)

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
United States	$5,360	$3,877	$8,378	$10,122

16. LEASES

The Company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms of 1 year to 4 years. As of June 30, 2019 and 2018, assets recorded under finance leases were $1.0 million and $1.1 million, respectively, and accumulated amortization associated with finance leases were $475 and $397, respectively. As of June 30, 2019 and 2018, assets recorded under operating leases were $2.1 million and $1.5 million, respectively and accumulated amortization associated with operating leases were $748 and $531, respectively. Such amounts are included within other assets.

The components of the lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating lease cost	$165	$135	$330	$269

Finance lease cost
Amortization of right-of-use asset	$61	$45	$135	$84
Interest on lease liabilities	13	10	27	18
Total finance lease cost	$74	$55	$162	$102

Other information related to leases was as follows:

Supplemental Cash Flows Information

	June 30,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$334	$292
Operating cash flows from finance leases	27	18
Financing cash flows from finance leases	127	77
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	296	249
Finance leases	61	45

Weighted Average Remaining Lease Term

	June 30,
	2019	2018
Operating leases	2 years	3 years
Finance leases	2 years	2 years

Weighted Average Discount Rate

	June 30,
	2019	2018
Operating leases	5.50%	5.50%
Finance leases	6.72%	6.50%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

	Operating	Finance
	Leases	Leases
2019	$330	$168
2020	676	232
2021	401	280
2022	91	90
2023	—	37
Thereafter	—	—
Total future minmum lease payments	1,498	807
Less imputed interest	(97)	(78)
Total future minmum lease payments	$1,401	$729

Reported as of June 30, 2019:

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$609	$246
Other long-term liabilities	792	483
Total	$1,401	$729

17. SUBSEQUENT EVENTS

On August 8, 2019, BMO agreed to a temporary amendment to the borrowing base under the Canadian Facilities, to increase the percentage of the outstanding unpaid amount of eligible receivables from 80% to 90%, up to a maximum of $1 million CAD of additional borrowing base (the “Temporary Borrowing Base Increase”), until the earlier of the (i) closing of the Equity Transaction and repayment in full of all amounts owned under the Canadian Facilities (as defined above) and the U.S. Facilities (as defined above), and (ii) August 31, 2019. In addition, in the event that the Stock Purchase Agreement is terminated prior to closing of the Equity Transaction and if we receive the reverse termination fee as set forth therein, we are required to remit to BMO 50% of such reverse termination fee, which will be applied to permanently reduce the amounts outstanding under our USD Facility B (as defined above).

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income, income (loss) per share, margins and profitability.

●	Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Our common stock may be delisted from NASDAQ following the consummation of the Equity Transaction.

●	Restrictive loan covenants and/or our ability to repay or refinance debt under our credit facilities could limit our future financing options and liquidity position and may limit our ability to grow our business.

●	Our ability to realize revenue reported in our backlog.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●	A significant portion of our revenue is derived in Canadian dollars. However, we report our financial condition and results of operations in U.S. dollars. As a result, fluctuations between the U.S. dollar and the Canadian dollar will impact the amount of our revenues and net income (loss).

●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, duties and tariffs on the importation of products we sell into the United States, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Our chairman controls a majority of our voting power, and may have, or may develop in the future, interests that may diverge from yours.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

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

Business Overview

We manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. Our principal products and services include switchgear and engine-generator controls, complemented by a national field-service network to maintain and repair power generation assets. We are headquartered in Fort Lee, New Jersey and operate from 5 additional locations in the U.S. for manufacturing, service, centralized distribution, engineering, sales and administration.

Description of Business Segments

We have two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●	Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. The reporting segment is comprised of switchgear business. These solutions are marketed principally through our Pioneer Custom Electric Products, Inc (“PCEP”) brand name.

●	Our Critical Power business provides customers with an advanced data collection and monitoring platform, which is used to ensure smooth, uninterrupted power to operations during times of emergency and service of on-site power generation equipment. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan Energy Systems Inc. (“Titan”), as well as the Pioneer Critical Power brand names.

Recent Events

On June 28, 2019, the Company entered into the Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek, Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for an aggregate base cash purchase price of $60.5 million, as well as the issuance by the Buyer of a subordinated promissory note to the Company in the aggregate principal amount of $7.5 million, in each case subject to certain adjustments.

On June 28, 2019, certain stockholders of the Company holding an aggregate of 4,774,400 shares of the Company’s common stock, which, as of such date, constituted approximately 54.7% of the voting power of the outstanding shares of the Company’s common stock, executed a written consent approving the Stock Purchase Agreement and the transactions contemplated thereby, including the Equity Transaction.

If the Equity Transaction is completed, Pioneer Power would sell to the Buyer all of the assets and liabilities associated with its liquid-filled transformer and dry-type transformer manufacturing businesses within the Company’s Transmission & Distribution Solutions segment (the “T&D Segment”). However, Pioneer Power would retain its switchgear manufacturing business within the T&D segment, as well as all of the operations associated with its critical power solutions segment.

In addition, concurrently with the closing of the Equity Transaction, all existing credit facilities granted by Bank of Montreal (BMO) under the Canadian Facilities (as defined below) and the U.S. Facilities (as defined below) will be repaid in full.

On August 8, 2019, BMO agreed to a temporary amendment to the borrowing base under the Canadian Facilities, to increase the percentage of the outstanding unpaid amount of eligible receivables from 80% to 90%, up to a maximum of $1 million CAD of additional borrowing base (the “Temporary Borrowing Base Increase”), until the earlier of the (i) closing of the Equity Transaction and repayment in full of all amounts owned under the Canadian Facilities (as defined below) and the U.S. Facilities (as defined below), and (ii) August 31, 2019. In addition, in the event that the Stock Purchase Agreement is terminated prior to closing of the Equity Transaction and if we receive the reverse termination fee as set forth therein, we are required to remit to BMO 50% of such reverse termination fee, which will be applied to permanently reduce the amounts outstanding under our USD Facility B (as defined below).

Discontinued Operations

Operating results for liquid-filled transformer and dry-type transformer manufacturing businesses, which have been previously included in the T&D Segment, have now been reclassified as discontinued operations for all periods presented. See Note 6 – Discontinued Operations in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

During the quarter ended June 30, 2019 the Company’s Reynosa Facility was damaged by a flood resulting in damages to inventory. While management continues to evaluate the extent of the damaged inventory, as of June 30, 2019 the Company has recognized a loss of $3.3 million based upon an estimate of inventory damaged and unsalable as a result of the flood. This loss has been partially offset by $2.4 million of insurance proceeds that the Company expects to receive. While the net loss on inventory damaged amounting to approximately $913 has been reflected within the Cost of goods sold in discontinued operations, the corresponding insurance receivable of $2.4 million has been recognized as an asset from continuing operations. The amount of damaged inventory and insurance proceeds are based upon the management’s best estimate, and the actual amount of damaged inventory and insurance proceeds may differ from such estimates.

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

	2019			2018
		Statements of Operations and			Statements of Operations and
	Balance Sheet	Comprehensive Income		Balance Sheet	Comprehensive Income
			Cumulative			Cumulative
Quarter Ended	End of Period	Period Average	Average	End of Period	Period Average	Average
March 31	$0.7483	$0.7523	$0.7523	$0.7756	$0.7906	$0.7906
June 30	$0.7641	$0.7477	$0.7500	$0.7594	$0.7745	$0.7825

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS

Overview of the Three and Six Month Results

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

Our summary of operating results during the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
T&D Solutions	$2,737	$883	$3,810	$4,585
Critical Power Solutions	2,623	2,994	4,568	5,537
Consolidated	5,360	3,877	8,378	10,122
Cost of goods sold
T&D Solutions	2,914	1,167	3,825	4,085
Critical Power Solutions	1,925	2,517	3,775	4,718
Consolidated	4,839	3,684	7,600	8,803
Gross profit	521	193	778	1,319
Selling, general and administrative expenses	2,021	1,355	3,645	3,222
Depreciation and amortization expense	50	396	126	794
Total operating expenses	2,071	1,751	3,771	4,016
Operating loss from continuing operations	(1,550)	(1,558)	(2,993)	(2,697)
Interest expense	240	229	463	448
Gain on sale of subsidiary	—	—	(4,207)	—
Other expense	3,807	212	465	349
Loss (income) before taxes	(5,597)	(1,999)	286	(3,494)
Income tax (benefit) expense	(1,442)	(341)	104	(530)
Net (loss) income from continuing operations	(4,155)	(1,658)	182	(2,964)
Income from discontinued operations, net of income taxes	132	862	1,443	1,594
Net (loss) income	$(4,023)	$(796)	$1,625	$(1,370)

As discussed above under “Discontinued Operations,” the excluded revenue for the liquid-filled transformer and dry-type transformer manufacturing businesses previously reported in T&D Solutions was $19.0 million and $21.6 million for the three months ended June 30, 2019 and 2018, respectively, and $40.7 million and $42.5 million for the six months ended June 30, 2019 and 2018, respectively. The excluded income, net of income taxes from the liquid-filled transformer and dry-type transformer manufacturing businesses was $132 and $862 for the three months ended June 30, 2019 and 2018, respectively. The excluded income, net of income taxes from the liquid-filled transformer and dry-type transformer manufacturing businesses was $1.4 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively.

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2019	2018	2018	2018
T&D Solutions	$10,120	$9,876	$9,486	$9,626	$8,344
Critical Power Solutions	4,844	4,274	6,171	11,522	10,850
Order backlog	$14,964	$14,150	$15,657	$21,148	$19,194
Discountinued Operation	35,672	34,466	31,834	29,449	25,419
Total order back log	$50,635	$48,616	$47,491	$50,597	$44,613

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	2018	Variance	%	2019	2018	Variance	%
T&D Solutions
Switchgear	2,737	883	1,854	210.0	3,810	4,585	(775)	(16.9)
	2,737	883	1,854	210.0	3,810	4,585	(775)	(16.9)
Critical Power Solutions
Equipment	267	402	(135)	(33.5)	441	784	(343)	(43.7)
Service	2,356	2,592	(236)	(9.1)	4,127	4,753	(626)	(13.2)
	2,623	2,994	(371)	(12.4)	4,568	5,537	(969)	(17.5)
Total revenue	$5,360	$3,877	$1,483	38.3	$8,378	$10,122	$(1,744)	(17.2)

For the three months ended June 30, 2019, our consolidated revenue increased by $1.5 million, or 38.3%, to $5.4 million, up from $3.9 million during the three months ended June 30, 2018. For the six months ended June 30, 2019, our consolidated revenue decreased by $1.7 million, or 17.2%, to $8.4 million, down from $10.1 million during the six months ended June 30, 2018.

T&D Solutions. During the three months ended June 30, 2019, revenue from switchgear increased by $1.9 million, or 209.9%, as compared to the three months ended June 30, 2018 due to timing of shipments.

During the six months ended June 30, 2019, revenue from switchgear decreased by $775, or 16.9% as compared to the six months ended June 30, 2018 due to lower volume of sales.

Critical Power. Titan is the only business unit in the Critical Power segment. For the three months ended June 30, 2019, equipment sales decreased by $135, or 33.5%, as compared to the same period in the prior year. For the six months ended June 30, 2019, equipment sales were down by $343, or 43.7%, as compared to the same period in 2018 resulting from a reduced focus on equipment sales included in the Titan revenue stream.

For the three and six months ended June 30, 2019, service revenue decreased by $236, or 9.1%, and $626, or 13.2%, respectively, as compared to the same periods in the prior year.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	2018	Variance	%	2019	2018	Variance	%
T&D Solutions
Gross profit	$(177)	$(284)	$107	(37.7)	$(15)	$500	$(515)	(103.0)
Gross margin %	(6.5)	(32.2)	25.7		(0.4)	10.9	(11.3)

Critical Power Solutions
Gross profit	698	477	221	46.3	793	819	(26)	(3.2)
Gross margin %	26.6	15.9	10.7		17.4	14.8	2.6

Consolidated gross profit	$521	$193	$328	169.9	$778	$1,319	$(541)	(41.0)
Consolidated gross margin %	9.7	5.0	4.7		9.3	13.0	(3.7)

For the three months ended June 30, 2019, our consolidated gross margin was 9.7% of revenues, compared to 5.0% during the three months ended June 30, 2018. For the six months ended June 30, 2019, our gross margin was 9.3% of revenues, compared to 13.0% for the six months ended June 30, 2018. The decrease in our consolidated gross margin percentage is further explained below.

T&D Solutions. During the three and six months ended June 30, 2019 the negative gross margin decreased by 25.7% and increased by 11.3%, respectively, as compared to the same periods in 2018. The improvement in our T&D Solutions gross margin of 25.7% for the three months ended June 30, 2019 as compared to the same period in 2018 resulted primarily from higher revenues. The decrease in our T&D Solutions gross margin of 11.3% for the six months ended June 30, 2019 as compared to the same period in 2018 resulted primarily from higher costs.

Critical Power. During the three and six months ended June 30, 2019, the gross margin increased by 10.7% and 2.6%, respectively, as compared to the same period in 2018, primarily due to lower costs.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	2018	Variance	%	2019	2018	Variance	%
T&D Solutions
Selling, general and administrative expense	$348	$363	$(15)	(4.1)	$727	$922	$(195)	(21.1)
Depreciation and amortization expense	17	72	(55)	(76.4)	33	143	(110)	(76.9)
Segment operating expense	$365	$435	$(70)	(16.1)	$760	$1,065	$(305)	(28.6)

Critical Power Solutions
Selling, general and administrative expense	$413	$403	$10	2.5	$876	$873	$3	0.3
Depreciation and amortization expense	33	308	(275)	(89.3)	65	619	(554)	(89.5)
Segment operating expense	$446	$711	$(265)	(37.3)	$941	$1,492	$(551)	(36.9)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$1,260	$589	$671	113.9	$2,042	$1,427	$615	43.1
Depreciation expense	—	16	(16)	(100.0)	28	32	(4)	(12.5)
Segment operating expense	$1,260	$605	$655	108.3	$2,070	$1,459	$611	41.9

Consolidated
Selling, general and administrative expense	$2,021	$1,355	$666	49.2	$3,645	$3,222	$423	13.1
Depreciation and amortization expense	50	396	(346)	(87.4)	126	794	(668)	(84.1)
Consolidated operating expense	$2,071	$1,751	$320	18.3	$3,771	$4,016	$(245)	(6.1)

Selling, General and Administrative Expense. For the three months ended June 30, 2019, consolidated selling, general and administrative expense, before depreciation and amortization, increased by $666, or 49.2%, to $2.0 million, as compared to $1.4 million during the three months ended June 30, 2018. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization increased to 37.7% in the three months ended June 30, 2019, as compared to 34.9% in the three months ended June 30, 2018.

During the six months ended June 30, 2019, consolidated selling, general and administrative expense, before depreciation and amortization, increased by $423, or 13.1%, to $3.6 million, as compared to $3.2 million during the six months ended June 30, 2018. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization increased to 43.5% in the six months ended June 30, 2019, as compared to 31.8% in the six months ended June 30, 2018.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the three and six months ended June 30, 2019, depreciation and amortization expense decreased by $346, or 87.4%, and $668, or 84.1%, respectively, as compared to the same periods in 2018. Included in depreciation and amortization expense for the three and six months ended June 30, 2018 was amortization of customer relationship intangible assets of $270 and $540, respectively, related to acquisition of Titan. The Titan customer relationship intangible asset was fully amortized by December 31, 2018.

Operating Income (Loss)

The following table represents our operating income (loss) by reportable segment for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	2018	Variance	%	2019	2018	Variance	%
T&D Solutions	$(542)	$(719)	$177	(24.6)	$(775)	$(565)	$(210)	37.2
Critical Power Solutions	252	(234)	486	207.7	(148)	(673)	525	78.0
Unallocated Corporate Overhead Expenses	(1,260)	(605)	(655)	(108.3)	(2,070)	(1,459)	(611)	(41.9)
Total operating loss	$(1,550)	$(1,558)	$8	(0.5)	$(2,993)	$(2,697)	$(296)	11.0

T&D Solutions. During the three and six months ended June 30, 2019, T&D segment operating loss was $542 and $775, respectively, as compared to $719 and $565, respectively, for the same respective periods in 2018. The decrease in the operating loss for the three months ended June 30, 2019, as compared to the same period in 2018, is primarily due to higher revenues. The increase in the operating loss for the six months ended June 30, 2019, as compared to the same period in 2018, is primarily due to lower revenues and higher manufacturing costs.

Critical Power. During the three and six months ended June 30, 2019, our Critical Power segment generated an operating income of $252 and an operating loss of $148, respectively, as compared to an operating loss of $234 and $673, respectively, during the three and six months ended June 30, 2018. The decrease in the operating loss for the three and six months ended June 30, 2019 is primarily due to lower amortization expense as a result of the full amortization of the Titan customer relationship intangible asset by December 31, 2018.

Unallocated Corporate Overhead Expenses. Our corporate expenses consist primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three and six months ended June 30, 2019, our Unallocated Corporate Overhead Expenses increased by $655, or 108.3%, and by $611, or 41.9%, as compared to the same periods in 2018, primarily due to higher professional fees.

Non-Operating Expense

Interest Expense. For the three and six months ended June 30, 2019, interest expense was approximately $240 and $463, respectively, as compared to $229 and $448, respectively, during the three and six months ended June 30, 2018. The increase in our interest expense was due to higher utilization of our credit facilities.

Other Expense. For the three months ended June 30, 2019, other non-operating expense was $3.8 million, as compared to $212 during the three months ended June 30, 2018. For the three months ended June 30, 2019, included in other non-operating expense was a loss of $3.7 million related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub. See Note 3 - Divestitures.

For the six months ended June 30, 2019, other non-operating expense was $465 as compared to $349 during the six months ended June 30, 2018. For the six months ended June 30, 2019, included in other non-operating expense was a loss of $325 related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub. See Note 3 - Divestitures.

Income Tax Expense (Benefit). Our effective income tax benefit rate was 25.8% for the three months ended June 30, 2019, compared to 17.1% during the same period in 2018. For the six months ended June 30, 2019, our effective income tax expense rate was 36.4%, as compared to a benefit of 15.2% during the same period in 2018, as set forth below (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Variance	2019	2018	Variance
(Loss) income before income taxes	$(5,597)	$(1,999)	$(3,598)	$286	$(3,494)	$3,780
Income tax (benefit) expense	(1,442)	(341)	(1,101)	104	(530)	634
Effective income tax rate %	25.8	17.1	8.7	36.4	15.2	21.2

Our effective income tax rate increased by 8.7% and 21.2% during the three and six months ended June 30, 2019, respectively, as compared to the same period of the prior year, primarily due to tax effect of the gain on the Merger of PCPI, CleanSpark and the Merger Sub. See Note 3 – Divestitures in our unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q.

Net (Loss) Income

We generated a net loss of $4.0 million and net income of $1.6 million during the three and six months ended June 30, 2019, respectively, as compared to net loss of $796 and $1.4 million during the three and six months ended June 30, 2018, respectively. Our net loss per basic and diluted share for the three months ended June 30, 2019, and June 30, 2018, was $0.46 and $0.09, respectively. Our earnings per basic and diluted share for the six months ended June 30, 2019 was $0.19 as compared to a loss per basic and diluted share of $0.16 for the six months ended June 30, 2018.

Our loss per share from continuing operations basic and diluted for the three months ended June 30, 2019 and 2018 was $0.48 and $0.19, respectively. Our earning per share from continuing operations basic and diluted for the six months ended June 30, 2019 was $0.02, as compared to loss per share from continuing operations basic and diluted of $0.34 for the six months ended June 30, 2018.

Our earnings per share from discontinued operations basic and diluted for the three months ended June 30, 2019 was $0.02, as compared to $0.10 for the three months ended June 30, 2018. Our earning per share from discontinued operations basic and diluted for the six months ended June 30, 2019 and 2018 were $0.17 and $0.18, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General. As of June 30, 2019, we had $490 of cash and cash equivalents on hand and total debt outstanding of $19.1 million, when including bank overdrafts. We have historically met our cash needs through a combination of cash flows from operating activities, bank borrowings under our revolving credit facilities and distributions between our U.S. and foreign subsidiaries. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions.

Cash Provided by Operating Activities. Cash provided by our operating activities was $1.4 million during the six months ended June 30, 2019, as compared to cash used of $1.6 million during the six months ended June 30, 2018. Change in accounts payable and accrued liabilities was the primary sources of cash provided by operating activities during the six months ended June 30, 2019.

Cash Used in Investing Activities. Cash used in investing activities during the six months ended June 30, 2019 was $122, as compared to $188 during the six months ended June 30, 2018. During the six months ended June 30, 2019, additions to our property, plant and equipment were $122.

Cash Used in Financing Activities. Cash used in our financing activities was $772 during the six months ended June 30, 2019, as compared to $1.7 million of cash provided by financing activities during the six months ended June 30, 2018. The primary use of cash in financing activities for the six months ending June 30, 2019 was repayment of debt.

Working Capital. As of June 30, 2019, we had working capital of $7.3 million, including $490 of cash and equivalents, compared to working deficit of $5.5 million, including $200 of cash and equivalents at December 31, 2018. At June 30, 2019 and December 31, 2018, we had $115 and $388, respectively, of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand. However, the availability of this capacity under our revolving credit facilities is subject to restrictions on the use of proceeds and is dependent upon our ability to satisfy certain financial and operating covenants, including financial ratios. Management believes that the existing credit facility is available as of the filing date to support operations as needed.

Assessment of Liquidity. At June 30, 2019, we had total debt of $25.1 million and $490 of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. In addition, as further discussed below, our credit facilities maturity dates have been extended until April 1, 2020.

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

Management believes that its capital resources are adequate to fund operations through the first quarter of 2020, but the availability of the Company’s capital resources is dependent on the Company’s ability to meet the working capital obligations pursuant to the credit agreements with BMO, its lender. The Company has certain credit arrangements with BMO that contain subjective acceleration clauses and the Company has had several instances of non-compliance with certain of the covenants included in such credit agreements. Management has historically been able to obtain from BMO waivers of any non-compliance and management expects to be able to continue to obtain necessary waivers in the event of future non-compliance, however there can be no assurance that the Company will be able to obtain such waivers, and should BMO refuse to provide a waiver in the future, the outstanding debt under the credit facilities could become due immediately. The term of the Company’s agreement with BMO ends in April 2020. Concurrently with the closing of the Equity Transaction, all existing credit facilities granted by Bank of Montreal (BMO) under the Canadian Facilities (as defined below) and the U.S. Facilities (as defined below) will be repaid in full. The operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of commercial manufacturing at acceptable margins, marketing or sales acceptance, and dependence on key personnel.

Credit Facilities and Long-Term Debt

Canadian Credit Facilities

In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc. (“PECI”), entered into an Amended and Restated Credit Agreement (“CAD ARCA”) with Bank of Montreal (“BMO”) with respect to our existing Canadian credit facilities (as amended and restated, the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. This CAD ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. The CAD ARCA was further amended (the “2017 CAD ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 CAD ARCA Amendment”). The 2018 CAD ARCA Amendment extended the term of our Canadian Facilities to April 1, 2020. On August 8, 2019, BMO agreed to a Temporary Borrowing Base Increase, until the earlier of the (i) closing of the Equity Transaction and repayment in full of all amounts owned under the Canadian Facilities and the U.S. Facilities, and (ii) August 31, 2019.

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

As of June 30, 2019, we had approximately $6.0 million in U.S. dollar equivalents outstanding under our Canadian Facilities. Our borrowings consisted of approximately $6.0 million outstanding under Facility A. As of June 30, 2019, the Company was not in compliance with a financial covenant and on August 8, 2019, the Company received a waiver from BMO on the financial covenant breach existing as of June 30, 2019.

Concurrently with the closing of the Equity Transaction, all existing credit facilities granted by BMO under the Canadian Facilities and the U.S. Facilities will be repaid in full.

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

As of June 30, 2019, we had approximately $18.2 million outstanding under our U.S. Facilities. Our borrowings consisted of approximately $15.0 million outstanding under USD Facility A, and $3.2 million outstanding under USD Facility B. As of June 30, 2019, the Company was not in compliance with a financial covenant and on August 8, 2019, the Company received a waiver from BMO on the financial covenant breach existing as of June 30, 2019.

Concurrently with the closing of the Equity Transaction, all existing credit facilities granted by BMO under the Canadian and the U.S. Facilities will be repaid in full. In the event that the Stock Purchase Agreement is terminated prior to closing of the Equity Transaction and if we receive the reverse termination fee as set forth therein, we are required to remit to BMO 50% of such reverse termination fee, which will be applied to permanently reduce the amounts outstanding under our USD Facility B.

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

Capital Expenditures

Our additions to property, plant and equipment were $122 during the six months ended June 30, 2019, as compared to $188 during the six months ended June 30, 2018. We have no major future capital projects planned, or significant replacement spending anticipated during 2019. Additions were a result of supporting the day to day needs of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of June 30, 2019, based on the evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP’s employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. is seeking injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited (exceeding $25,000) amount. On March 18, 2016, we filed an answer to the complaint, denying generally each and every allegation and relief sought by Myers Power Products, Inc. and seeking dismissal based on, among other things, failure to state facts sufficient to constitute a cause of action. We intend to contest the matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that we and PCEP will prevail on any claims made against us and PCEP in any such lawsuit. As of the filing of this report, this action is scheduled for trial in the first quarter of 2020. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. We cannot execute the divestiture of PCEP until the lawsuit has been resolved.

As of the date hereof, we are not aware of or a party to any legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities other than the forgoing suit filed by Myers Power Products, Inc. that we believe could have a material adverse effect on our business, financial condition or operating results. See Note 11 – Debt included in the notes to our consolidated financial statements included in the Annual Report on Form 10-K.

We are not aware of any material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Pioneer Power cannot be sure if or when the Equity Transaction will be completed.

The closing of the Equity Transaction is subject to the satisfaction or waiver of various conditions. Pioneer Power cannot guarantee that the closing conditions set forth in the Stock Purchase Agreement will be satisfied. If Pioneer Power is unable to satisfy the closing conditions in the Buyer’s favor or if other mutual closing conditions are not satisfied, the Buyer will not be obligated to complete the Equity Transaction. In the event that the Equity Transaction is not completed, the announcement of the termination of the Stock Purchase Agreement may adversely affect the trading price of Pioneer Power’s common stock, its business and operations or its relationships with customers, suppliers and employees.

In addition, without the proceeds from the Equity Transaction, Pioneer Power may not have sufficient liquidity to repay its outstanding indebtedness upon maturity in the first quarter of 2020. Pioneer Power may also be unable to comply with the restrictive covenants in the instruments governing its outstanding indebtedness prior to such maturity date or obtain waivers from any such breach. If Pioneer Power breaches its obligations under its outstanding indebtedness, or Pioneer Power fails to timely make payments on its indebtedness when due, the lender may declare an event of default and may seek to foreclose on all or a portion of the assets securing such indebtedness, which could force Pioneer Power into bankruptcy or liquidation.

If the Equity Transaction is not completed, Pioneer Power’s board of directors, in discharging its fiduciary obligations to Pioneer Power’s stockholders, may evaluate other strategic alternatives that may be available, which such alternatives may not be as favorable to Pioneer Power as the Equity Transaction.

The Stock Purchase Agreement limits Pioneer Power’s ability to pursue alternatives to the Equity Transaction.

The Stock Purchase Agreement contains provisions that make it more difficult for Pioneer Power to sell its assets or engage in another type of acquisition transaction with a party other than the Buyer. These provisions include a non-solicitation provision and a provision obligating Pioneer Power to pay the Buyer a termination fee of $4.0 million under certain circumstances. These provisions could discourage a third party that might have an interest in acquiring all of, or substantially all of, Pioneer Power’s assets or its common stock from considering or proposing such an acquisition, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by the Buyer.

Pioneer Power will incur significant expenses in connection with the Equity Transaction, regardless of whether the Equity Transaction is completed and, in certain circumstances, may be required to pay a termination fee to the Buyer.

Pioneer Power expects to incur significant expenses related to the Equity Transaction. These expenses include, but are not limited to, financial advisory and opinion fees and expenses, legal fees, accounting fees and expenses, certain employee expenses, filing fees, printing expenses and other related fees and expenses. Many of these expenses will be payable by Pioneer Power regardless of whether the Equity Transaction is completed. In addition, if the Stock Purchase Agreement is terminated in certain circumstances, Pioneer Power will be required to pay the Buyer a $4.0 million termination fee. However, if the Stock Agreement is terminated in certain other circumstances, Pioneer Power may be entitled to a $4.0 million reverse termination fee from the Buyer. See Note 6 – Discontinued Operations in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

Pioneer Power may be delisted from NASDAQ following the consummation of the Equity Transaction.

Pioneer Power’s SEC reporting obligations as a public company will not be impacted as a result of the closing of the Equity Transaction and, following the completion of the Equity Transaction, Pioneer Power expects that its common stock will continue to be traded on NASDAQ. However, it is not possible to predict the trading price of Pioneer Power’s common stock following the closing of the Equity Transaction or the impact that the Equity Transaction may have on Pioneer Power’s remaining business.

In order to maintain the listing of Pioneer Power’s common stock on NASDAQ, Pioneer Power’s common stock must comply with certain continued listing requirements, including having:

●	at least two registered and active market makers, one of which may be a market maker entering a stabilizing bid;

●	a minimum bid price of at least $1.00 per share;

●	at least 300 total holders (including both beneficial holders and holders of record, but excluding any holder who is directly or indirectly an executive officer, director or the beneficial holder of more than 10% of the total shares outstanding); and

●	at least 500,000 publicly held shares with a market value of at least $1.0 million (excluding any shares held directly or indirectly by officers, directors or any person who is the beneficial owner of more than 10% of the total shares outstanding).

Pioneer Power must also meet at least one of the following continued listing standards:

●	stockholders’ equity of at least $2.5 million;

●	market value of Pioneer Power’s common stock of at least $35 million; or

●	net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

Pioneer Power believes that it will continue to meet NASDAQ’s continued listing requirements following the completion of the Equity Transaction. No assurances, however, can be given that Pioneer Power will continue to satisfy these requirements as some of these requirements are outside of Pioneer Power’s direct control, such as the bid price of its common stock, the number of holders of its common stock and the value of its publicly held shares. If Pioneer Power is unable to meet these requirements, NASDAQ may take action to delist Pioneer Power’s common stock. In such a case, Pioneer Power may appeal NASDAQ’s determination to delist its common stock, but such appeal may not be successful.

If Pioneer Power’s common stock is delisted from NASDAQ, Pioneer Power expects that its common stock would begin trading on the over-the-counter markets. The delisting of Pioneer Power’s common stock could result in a reduction in its trading price and would substantially limit the liquidity of Pioneer Power’s common stock. In addition, delisting could materially adversely impact Pioneer Power’s ability to raise capital or pursue strategic restructuring, refinancing or other transactions. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by institutional investors.

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
2.1

Stock Purchase Agreement, dated as of June 28, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Nathan Mazurek, Pioneer Transformers L.P. and Pioneer Acquireco ULC. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2019).

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

10.1	Waiver Letter dated May 6, 2019, from Bank of Montreal, Montreal Branch, as lender (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 15, 2019).

10.2*

Temporary Amendment to Borrowing Base in the PPSI Credit Agreement, dated August 8, 2019, by and between Bank of Montreal, Pioneer Power Solutions, Inc., Pioneer Electrogroup Canada Inc., Jefferson Electric, Inc., Pioneer Critical Power Inc., Pioneer Custom Electrical Products Corp. and Titan Energy Systems, Inc.

10.3*	Waiver Letter dated August 8, 2019, from Bank of Montreal, Montreal Branch, as lender.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: August 14, 2019	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: August 14, 2019	/s/ Thomas Klink
Name: Thomas Klink
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)