Form 10-Q
period 2019-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2019-11-18
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

 The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 18, 2019 was 8,726,045.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2019

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$5,569	$4,567	$13,947	$14,688
Cost of goods sold	5,313	3,970	12,913	12,773
Gross profit	256	597	1,034	1,915
Operating expenses
Selling, general and administrative	3,843	1,764	7,613	5,780
Total operating expenses	3,843	1,764	7,613	5,780
Loss from continuing operations	(3,587)	(1,167)	(6,579)	(3,865)
Interest expense	84	237	548	685
Gain on sale of subsidiaries	—	—	4,207	—
Other expense	2,148	267	2,613	615
Loss before taxes	(5,819)	(1,671)	(5,533)	(5,165)
Income tax benefit	(2,567)	(267)	(2,463)	(797)
Net loss from continuing operations	(3,252)	(1,404)	(3,070)	(4,368)
Discontinued operations (Note 6)
(Loss) income from operations of discontinued business units	(4,329)	1,950	(2,352)	4,020
Gain on sale of discontinued subsidiaries	17,210	—	17,210	—
Income tax expense	2,637	488	3,171	964
Income from discontinued operations, net of income taxes	10,244	1,462	11,687	3,056
Net income (loss)	$6,992	$58	$8,617	$(1,312)

Earnings (loss) per share:
Basic
Loss from continuing operations	$(0.37)	$(0.16)	$(0.35)	$(0.50)
Income from discontinued operations	1.17	0.17	1.34	0.35
Net income (loss)	$0.80	$0.01	$0.99	$(0.15)

Diluted
Loss from continuing operations	$(0.37)	$(0.16)	$(0.35)	$(0.50)
Income from discontinued operations	1.17	0.17	1.34	0.35
Net income (loss)	$0.80	$0.01	$0.99	$(0.15)

Weighted average common shares outstanding:
Basic	8,726	8,726	8,726	8,726
Diluted	8,730	8,734	8,730	8,726

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$6,992	$58	$8,617	$(1,312)
Other comprehensive income (loss)
Foreign currency translation adjustments	4,704	21	4,766	(146)
Amortization of net prior service costs and net actuarial losses, net of tax	1,035	(7)	1,145	(23)
Other comprehensive income (loss)	5,739	14	5,911	(169)
Comprehensive income (loss)	$12,731	$72	$14,528	$(1,481)

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$13,509	$200
Short term investments	2,028	—
Accounts receivable, net	1,817	3,384
Insurance receivable	1,800	—
Inventories, net	5,248	3,678
Prepaid expenses and other current assets	889	1,995
Current assets of discontinued operations	—	37,667
Total current assets	25,291	46,924
Property, plant and equipment, net	692	878
Deferred income taxes	2,588	2,837
Other assets	8,343	3,098
Intangible assets, net	93	124
Goodwill	2,969	2,969
Assets of discontinued operations	—	15,681
Total assets	$39,976	$72,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$136	$78
Revolving credit facilities	—	20,755
Accounts payable and accrued liabilities	7,198	7,256
Deferred revenue	2,033	1,695
Current maturities of long-term debt	—	1,174
Income taxes payable	1,266	95
Dividend payable	11,955	—
Current liabilities of discontinued operations	—	21,362
Total current liabilities	22,588	52,415
Long-term debt, net of current maturities	—	2,619
Other long-term liabilities	1,829	1,599
Deferred income taxes	1,025	1,592
Long-term liabilities of discontinued operations	—	2,335
Total liabilities	25,442	60,560
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on September 30, 2019 and December 31, 2018	9	9
Cash dividend declared	(11,955)	—
Additional paid-in capital	23,976	23,966
Accumulated other comprehensive income (loss)	14	(5,897)
Retained earnings (accumulated deficit)	2,490	(6,127)
Total stockholders’ equity	14,534	11,951
Total liabilities and stockholders’ equity	$39,976	$72,511

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net income (loss)	$8,617	$(1,312)
Depreciation	549	898
Amortization of intangible assets	139	1,102
Amortization of right-of-use assets	351	403
Amortization of debt issuance cost	28	67
Deferred income tax benefit	(318)	(414)
Change in receivable reserves	2,840	(374)
Change in inventory reserves	120	288
Inventory write-off from flood damage	2,688	—
Gain on sale of subsidiaries	(21,417)	—
Unrealized loss on short term investments	2,180	—
Accrued pension	114	(6)
Stock-based compensation	10	160
Other	—	14
Foreign currency remeasurement loss	(186)	85
Changes in current operating assets and liabilities:
Accounts receivable	1,942	(455)
Inventories	(1,599)	(3,558)
Prepaid expenses and other assets	408	(509)
Income taxes	1,444	42
Accounts payable and accrued liabilities	(291)	4,947
Customer deposits and deferred revenue	338	(811)
Net cash (used in)/provided by operating activities	(2,043)	567

Investing activities
Additions to property, plant and equipment	(148)	(369)
Proceeds from sale of subsidiairies, net	41,925	—
Net cash provided by/(used in) investing activities	41,777	(369)

Financing activities
Bank overdrafts	(1,677)	1,593
Short term borrowings	—	(2,260)
Borrowing under debt agreement	15,329	31,696
Repayment of debt	(40,081)	(30,462)
Payment of debt issuance cost	—	(24)
Write-off of notes receivable	600	—
Principal repayments of financing leases	(632)	(376)
Net cash (used in)/provided by financing activities	(26,461)	167

Increase in cash and cash equivalents	13,273	365
Effect of foreign exchange on cash and cash equivalents	36	76
Cash and cash equivalents
Beginning of period	200	218
End of period	$13,509	$659

Supplemental cash flow information:
Interest paid	1,258	2,040
Income taxes paid, net of refunds	132	402
Non-cash investing and financing activities:
Declared dividend unpaid	11,955	—
Securities received for sale of subsidiary	4,207	—
Notes received for sale of subsidiary	6,558	—

For assets sold and consideration received in connection with the sale of Pioneer Critical Power, Inc. and our transformer business units, see Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated		Accumulated
			Additional	other	Cash	deficit/	Total
	Common Stock		paid-in	comprehensive	Dividend	Retained	stockholders’
	Shares	Amount	capital	income (loss)	Declared	Earnings	equity
Balance - June 30, 2018	8,726,045	$9	$23,947	$(5,981)	$—	$(1,833)	$16,142
Net income	—	—	—	—	—	58	58
Stock-based compensation	—	—	14	—	—	—	14
Foreign currency translation adjustment	—	—	—	21	—	—	21
Pension adjustment, net of taxes	—	—	—	(7)	—	—	(7)
Balance - September 30, 2018	8,726,045	$9	$23,961	$(5,967)	$—	$(1,775)	$16,228

Balance - June 30, 2019	8,726,045	9	23,974	(5,725)	—	(4,502)	13,756
Net income	—	—	—	—	—	6,992	6,992
Stock-based compensation	—	—	2	—	—	—	2
Foreign currency translation adjustment	—	—	—	4,704	—	—	4,704
Pension adjustment, net of taxes	—	—	—	1,035	—	—	1,035
Cash dividend declared	—	—	—	—	(11,955)	—	(11,955)
Balance - September 30, 2019	8,726,045	$9	$23,976	$14	$(11,955)	$2,490	$14,534

Balance - December 31, 2017	8,726,045	$9	$23,801	$(5,798)	$—	$(463)	$17,549
Net loss	—	—	—	—	—	(1,312)	(1,312)
Stock-based compensation	—	—	160	—	—	—	160
Foreign currency translation adjustment	—	—	—	(146)	—	—	(146)
Pension adjustment, net of taxes	—	—	—	(23)	—	—	(23)
Balance - September 30, 2018	8,726,045	$9	$23,961	$(5,967)	$—	$(1,775)	$16,228

Balance - December 31, 2018	8,726,045	9	23,966	(5,897)	—	(6,127)	11,951
Net income	—	—	—	—	—	8,617	8,617
Stock-based compensation	—	—	10	—	—	—	10
Foreign currency translation adjustment	—	—	—	4,766	—	—	4,766
Pension adjustment, net of taxes	—	—	—	1,145	—	—	1,145
Cash dividend declared	—	—	—	—	(11,955)	—	(11,955)
Balance - September 30, 2019	8,726,045	$9	$23,976	$14	$(11,955)	$2,490	$14,534

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2019 (unaudited)

1. BASIS OF PRESENTATION

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “Pioneer Power,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from five (5) additional locations in the U.S. for manufacturing, centralized distribution, engineering, sales and administration.

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019: Transmission and Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

Sale of Transformer Business Units

On June 28, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek (Chief Executive Officer of the Company), Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for a purchase price of $68.0 million. Included in the purchases price, the Company received two subordinated promissory notes, issued by the Buyer, in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million. The Company has revalued the notes for an appropriate imputed interest rate, resulting in a reduction to the value of the notes at September 30, 2019 of $942, for a carrying value of $6.6 million, which is included within other long term assets as of September 30, 2019. After certain adjustments and expenses of sale, the Company received net consideration from the sale of $48.5 million.

The transaction was consummated on August 16, 2019. Pioneer sold to the Buyer all of the assets and liabilities associated with its liquid-filled transformer and dry-type transformer manufacturing businesses within the Company’s T&D Solutions segment. Pioneer Power retained its switchgear manufacturing business within the T&D Solutions segment, as well as all of the operations associated with its Critical Power segment.

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of September 30, 2019. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

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

Operating results of the liquid-filled and dry-type transformer manufacturing businesses have been previously included in the T&D Segment, which have now been reclassified as discontinued operations for all periods presented. See Note 6 – Discontinued Operations in Notes to Consolidated Financial Statements in Part I of this Form 10-Q. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

These unaudited consolidated financial statements should be read in conjunction with the risk factors under the heading “Part II – Item 1A. Risk Factors” and the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the nine months ended September 30, 2019, the Company has retained earnings of $2.5 million and has working capital of $2.7 million. As of September 30, 2019, the Company had no debt and $13.5 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions. As further discussed in Note 11 - Debt in Part I of this Form 10-Q all outstanding amounts under our credit facilities were paid in full on August 16, 2019, using proceeds from the Equity Transaction, and the underlying debt agreements were terminated.

During the quarter ended September 30, 2019 the Company declared a cash dividend of approximately $12 million in aggregate which was subsequently enjoined by ruling of the courts in connection with the litigation with Myers Power Products, Inc., (see Note 16). As a result of the court order, the cash dividend was cancelled by the Company during the fourth quarter of 2019. Excluding the dividend payable the Company believes it has sufficient cash on hand to fund ongoing operations for no less than 12 months from the issuance of this report. However, the timing and amount of future dividends could require the Company to seek capital funding to support its ongoing operations as the Company’s historical credit arrangements were terminated in connection with the Equity Transaction.

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

3. DIVESTITURES

Pioneer Critical Power, Inc.

On January 22, 2019, Pioneer Critical Power, Inc., a Delaware corporation (“PCPI”), a wholly-owned subsidiary of the Company within the T&D Solutions segment, CleanSpark and CleanSpark Acquisition, Inc., a Delaware corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub merged with and into PCPI, with PCPI becoming a wholly-owned subsidiary of the CleanSpark and the surviving company of the merger (the “Merger”).

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

In connection with the Merger Agreement, the Company, CleanSpark and PCPI entered into an Indemnity Agreement (the “Indemnity Agreement”), dated January 22, 2019, pursuant to which the Company agreed to assume the liabilities and obligations related to the claims made by Myers Powers Products, Inc. in the case titled Myers Power Products, Inc. v. Pioneer Power Solutions, Inc., Pioneer Custom Electrical Products, Corp., et al., Los Angeles County Superior Court Case No. BC606546 (the “Myers Power Case”) as they may relate to PCPI or CleanSpark after the closing of the Merger. In addition, the Company agreed to indemnify and hold harmless CleanSpark and the surviving company of the Merger and their respective officers, directors, agents, members and employees, and the heirs successors and assigns of the foregoing from and against all losses incurred by reason of claims made by Myers Power Products, Inc. as presented or substantially similar to that presented in the Myers Powers Case that are brought against CleanSpark or the surviving company of the Merger after the closing of the Merger. The Indemnity Agreement expires five years from the date of the Indemnity Agreement.

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

From the date of sale through September 30, 2019, the estimated fair value of the warrants and common stock decreased to $2.0 million and an unrealized mark to market loss of $2.2 million was recognized within other expense for the nine months ended September 30, 2019. For the three months ended September 30, 2019, the unrealized mark to market loss recognized within other expense was $1.9 million.

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

Substantially all of our revenue from the sale of equipment is recognized at a point of time, as the promised product passes to the customer. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered.

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Products	$2,896	$1,662	$7,147	$7,029
Services	2,673	2,905	6,800	7,659
Total Revenue	$5,569	$4,567	$13,947	$14,688

See Note 14 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

5. OTHER EXPENSE

Other expense in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the three months ended September 30, 2019, other non-operating expense was $2.1 million, as compared to $267 during the three months ended September 30, 2018. For the three months ended September 30, 2019, included in other non-operating expense was a loss of $1.9 million related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub.

For the nine months ended September 30, 2019, other non-operating expense was $2.6 million, as compared to $615 during the nine months ended September 30, 2018. For the nine months ended September 30, 2019, included in other non-operating expense was a loss of $2.2 million related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub.

6. DISCONTINUED OPERATIONS

A discontinued operation is a component of the Company’s business that represents a separate major line of business that had been disposed of or is held for sale. Classification as a discontinued operation occurs upon disposal or when the operation meets the criteria to be classified as held for sale, if earlier. When an operation is classified as a discontinued operation, the comparative Consolidated Statement of Operations, Consolidated Statement of Cash Flows, and Consolidated Balance Sheets are presented as if the operation had been discontinued from the start of the comparative year. Based upon the authoritative guidance, the Company concluded that the operations of the liquid-filled and dry-type transformer business should be presented as discontinued operations as of September 30, 2019.

Overview

On August 16, 2019, the Company completed the Equity Transaction pursuant to the Stock Purchase Agreement, by and among the Company, the Disposed Companies, Nathan Mazurek, and the Buyer. Pursuant to the terms of the Stock Purchase Agreement, the Company sold (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer.

Upon completion of the Equity Transaction, Pioneer Power sold to the Buyer all of the assets and liabilities associated with its liquid-filled transformer and dry-type transformer manufacturing businesses within the Company’s T&D Segment. Pioneer Power retained its switchgear manufacturing business within the T&D Solutions segment, as well as all of the operations associated with its Critical Power segment.

Consideration

The consideration paid by the Buyer in the Equity Transaction is a base cash purchase price of $60.5 million, as well as the issuance by the Buyer of two subordinated promissory notes to Pioneer Power in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”), in each case subject to adjustment pursuant to the terms of the Stock Purchase Agreement. Pursuant to the terms of the Stock Purchase Agreement, the Seller Notes will bear interest at an annualized rate of 4.0%, to be paid-in-kind annually, and will have a maturity date of December 31, 2022. The Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a reduction to the value of the notes at September 30, 2019 of $942, for a carrying value of $6.6 million. In addition, pursuant to the terms of the Stock Purchase Agreement, as amended by the Amendment, the Buyer may set-off on a dollar-for-dollar basis any indemnifiable losses the Buyer suffers as a result of certain actions or omissions by Pioneer Power or the Disposed Companies against the first Seller Note in the aggregate principal amount of $5.0 million, and such right of set-off is the Buyer’s sole source of recovery with respect to losses resulting from inaccuracies or breaches of the Company’s representations and warranties, except for breaches of certain fundamental warranties, claims of fraud and breaches of representations, warranties or covenants relating to taxes, and claims for certain specific indemnities. No such losses are expected as of September 30, 2019.

Covenants

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

The indemnification obligations of Pioneer Power with respect to Losses of the Buyer resulting from inaccuracies or breaches of the Company’s representations and warranties, except for breaches of certain fundamental warranties, claims of fraud and breaches of representations, warranties or covenants relating to taxes, and claims for certain specific indemnities, are subject to (i) a true deductible equal to $330,000, (ii) a cap equal to $330,000, and (iii) a per-claim threshold amount of $50,000, and any such Losses shall be satisfied solely through a set-off to the first Seller Note with the principal amount of $5 million.  In addition, the indemnification rights of the Buyer with respect to Interim Breaches are subject to a cap equal to $5.0 million, and the indemnification rights of the Buyer with respect to Losses resulting from certain legal matters are subject to a true deductible equal to $150,000 and a cap equal to $5.0 million.

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

Other Provisions

The Stock Purchase Agreement also contains customary representations and warranties, and provisions governing certain other matters between the parties.

The foregoing description of the Stock Purchase Agreement does not purport to be complete is qualified in its entirety by reference to the full text of the Stock Purchase Agreement, a copy of which is filed as Exhibit 2.1 on Form 8-K filed with the Security and Exchange Commission on July 1, 2019 and is incorporated by reference herein.

Operating results of the liquid-filled and dry-type transformer manufacturing businesses previously included in the T&D Solutions segment, have now been reclassified as discontinued operations for all periods presented.

The components of assets and liabilities that are attributable to discontinued operations are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Assets of discontinued operations:
Cash and cash equivalents	$—	$11
Accounts receivable - trade, net	—	12,944
Inventories, net	—	23,632
Income taxes receivable	—	566
Prepaid expenses	—	514
Property, plant and equipment, net	—	4,406
Right of use asset	—	2,124
Deferred income taxes	—	134
Intangible assets, net	—	3,460
Goodwill	—	5,557
Assets of discontinued operations	$—	$53,348

Liabilities of discontinued operations:
Bank overdrafts	$—	$1,690
Accounts payable and accrued liabilities	—	18,894
Income taxes payable	—	778
Pension deficit	—	148
Other long-term liabilities	—	2,187
Liabilities of discontinued operations	$—	$23,697

During the quarter ended June 30, 2019 the Company’s Reynosa Facility was damaged by a flood resulting in damages to inventory. This loss has been partially offset by $2.4 million of insurance proceeds that the Company expects to receive. The Company received $600 of these insurance proceeds during the quarter ended September 30, 2019. While the net loss on inventory damaged amounting to approximately $782 has been reflected within the Cost of goods sold in discontinued operations, the corresponding insurance receivable of $1.8 million has been recognized as an asset from continuing operations as of September 30, 2019. The amount of damaged inventory and insurance proceeds are based upon the management’s best estimate, and the actual amount of damaged inventory and insurance proceeds may differ from such estimates.

During the quarter ended September 30, 2019, the Company determined that there was substantial doubt over our ability to collect $2.3 million due from our former Asian manufacturing partner as the Company no longer retains a relationship with this entity subsequent to the sale of the Transformer business. While the Company will continue to pursue collection of the amount, based upon discussions with the supplier during the third quarter the recognition of a reserve was deemed appropriate.

The following table presents the discontinued operations of the liquid-filled and dry-type transformer manufacturing businesses in the Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$5,948	$22,663	$46,631	$65,193
Costs and Expenses
Cost of goods sold	6,029	18,349	39,915	52,098
Selling, general and administrative	4,493	2,755	9,207	8,150
Foreign exchange gain	(342)	(890)	(833)	(618)
Interest expense	103	489	653	1,437
Other (income) expense	(6)	10	41	106
Total costs and expenses	10,277	20,713	48,983	61,173
Gain on sale of discontinued subsidiaries	17,210	—	17,210	—
Income before provision for income taxes	12,881	1,950	14,858	4,020
Income tax expense	2,637	488	3,171	964
Income from discontinued operations, net of income taxes	$10,244	$1,462	$11,687	$3,056

The following table presents the discontinued operations of the liquid-filled and dry-type transformer manufacturing businesses in the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in)/provided by operating activities	$(2,043)	$567
Net cash provided by/(used in) investing activities	41,777	(369)
Net cash (used in)/provided by financing activities	(26,461)	167
Effect of foreign exchange on cash and cash equivalents	36	76
Increase in cash and cash equivalents	$13,309	$441

7. INVENTORIES

The components of inventories are summarized below:

	September 30,	December 31,
	2019	2018
Raw materials	$2,151	$2,049
Work in process	3,463	1,949
Finished goods	46	46
Provision for excess and obsolete inventory	(412)	(366)
Total inventories	$5,248	$3,678

Inventories are stated at the lower of cost or a net realizable value determined on a FIFO method. Included in work in process at September 30, 2019 and December 31, 2018 are goods in transit of approximately $65 and $120, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	September 30,	December 31,
	2019	2018
Machinery and equipment	1,219	1,219
Furniture and fixtures	205	205
Computer hardware and software	682	682
Leasehold improvements	337	312
	2,443	2,418
Less: Accumulated depreciation	(1,751)	(1,540)
Total property, plant and equipment, net	$692	$878

Depreciation expense was $211 and $126 for the period ended September 30, 2019 and 2018, respectively.

9. OTHER ASSETS

Included in other assets at September 30, 2019 and December 31, 2018 are right-of-use assets, net, of $1.8 million and $2.2 million, respectively, related to our lease obligations.

In December 2011 and January 2012, the Company made two secured loans, each in the amount of $300 to a developer of a renewable energy project in the U.S, secured by assets of the developer. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers. The Company has determined that the probability of recovering the secured loans is unlikely, and has written-off the balance of $600 during the quarter ended September 30, 2019.

As a result of the Company entering into the Stock Purchase Agreement on June 28, 2019, as amended (see Note 3 – Divestitures), we have received two subordinated promissory notes in the aggregate principal amount of $7.5 million, subject to certain adjustments. The Company determined the fair value of the notes based on market conditions and prevailing interest rates. As of September 30, 2019, the net value of the subordinated promissory notes was $6.6 million and is included in other assets.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in the carrying values of goodwill for the nine months ended September 30, 2019.

	Critical Power
	Solutions	Total
	Segment	Goodwill
Gross Goodwill:
Balance as of January 1, 2019	$2,969	$2,969
No activity	—	—
Balance as of September 30, 2019	$2,969	$2,969

Changes in the carrying values of intangible assets for the nine months ended September 30, 2019, were as follows:

	Critical Power	Total
	Solutions	Intangible
	Segment	Assets
Balance as of January 1, 2019, net	$124	$124
Amortization	(31)	(31)
Balance as of September 30, 2019, net	$93	$93

The components of intangible assets as of September 30, 2019 are summarized below:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Internally developed software	7	$289	$(196)	$93
Total intangible assets		$289	$(196)	$93

The amortization of intangible assets expense was $31 and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively.

11. DEBT

Canadian Credit Facilities

In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc., entered into an Amended and Restated Credit Agreement (“CAD ARCA”) with Bank of Montreal (“BMO”) with respect to our existing Canadian credit facilities (as amended and restated, the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. This CAD ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. The CAD ARCA was further amended (the “2017 CAD ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 CAD ARCA Amendment”). The 2018 CAD ARCA Amendment extended the term of our Canadian Facilities to April 1, 2020. On August 8, 2019, BMO agreed to a temporary borrowing base increase until the earlier of the (i) closing of the Equity Transaction and repayment in full of all amounts owned under the Canadian Facilities and the U.S. Facilities, and (ii) August 31, 2019.

Our Canadian Facilities provided for up to $8.2 million Canadian dollars (“CAD”) (approximately $6.3 million expressed in U.S. dollars) consisting of a revolving $7.0 million CAD revolving credit facility (“Facility A”) to finance ongoing operations, a $471 CAD term credit facility (“Facility B”) that financed a plant expansion, and a $712 USD Facility (“Facility C”) that financed a business acquisition and the purchase and expansion of its manufacturing facilities. The 2017 CAD ARCA Amendment increased the Facility A to $8.0 million CAD, increasing the total amount of loans available under the Canadian Facilities to $9.2 million CAD. We made the final principal payment under Facility B on April 30, 2018, and the outstanding principal balance under Facility C with proceeds received from the sale of the Farnham, Quebec, Canada, building in December 2018. All outstanding amounts under Facility A were paid in full on August 16, 2019, using proceeds from the Equity Transaction, and the underlying debt agreements were terminated.

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

Our U.S. Facilities, as amended and restated, provided for up to $19.1 million USD consisting of a $14.0 million USD demand revolving credit facility (“USD Facility A”) to finance ongoing operations, a $5.0 million USD term loan facility (“USD Facility B”) that financed the acquisition of Titan, and a new $100 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance our day-to-day business expenses and for no other purpose. The 2017 US ARCA Amendment increased the USD Facility A to $15.0 million, increasing the total amount of loans available under the U.S. Facilities to $20.1 million USD. All outstanding amounts under USD Facilities A and B were paid in full on August 16, 2019, using proceeds from the Equity Transaction, and the underlying debt agreements were terminated.

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of September 30, 2019 and December 31, 2018.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of September 30, 2019, and changes during the nine months ended September 30, 2019, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2019	424,800	$8.30	6.5	$22
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2019	424,800	$8.30	5.70	$25
Exercisable as of September 30, 2019	421,467	$8.31	5.70	$25

As of September 30, 2019, there were 248,867 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three and nine months ended September 30, 2019 was approximately $2 and $10, respectively, as compared to the expense of approximately $14 and $160, during the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $4.

Cash Dividend Declared

On September 5, 2019, the Board of Directors of the Company declared a special cash dividend of $1.37 per share, payable to shareholders of record on September 16, 2019. The dividend was payable on October 7, 2019.

On October 4, 2019, the dividend was enjoined by court order of the Superior Court of California related to the case titled Myers Power Products, Inc. v. Pioneer Power Solutions, Inc., Pioneer Custom Electrical Products Corp., et al. The Company continues to contest the order; however, as a result of the order the dividend payable has been reversed during the fourth quarter of 2019.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(3,252)	$(1,404)	$(3,070)	$(4,368)
Income from discontinued operations, net of income taxes	10,244	1,462	11,687	3,056
Net income (loss)	$6,992	$58	$8,617	$(1,312)

Denominator:
Weighted average basic shares outstanding	8,726	8,726	8,726	8,726
Effect of dilutive securities - equity based compensation plans	4	8	4	—
Denominator for diluted net income per common share	8,730	8,734	8,730	8,726

Income (loss) per share:
Basic
Loss from continuing operations	$(0.37)	$(0.16)	$(0.35)	$(0.50)
Income from discontinued operations	1.17	0.17	1.34	0.35
Net income (loss)	$0.80	$0.01	$0.99	$(0.15)

Diluted
Loss from continuing operations	$(0.37)	$(0.16)	$(0.35)	$(0.50)
Income from discontinued operations	1.17	0.17	1.34	0.35
Net income (loss)	$0.80	$0.01	$0.99	$(0.15)

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

The following tables present information about segment loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
T&D Solutions
Switchgear	$2,597	$1,274	$6,408	$5,858
	2,597	1,274	6,408	5,858
Critical Power Solutions
Equipment	299	388	739	1,171
Service	2,673	2,905	6,800	7,659
	2,972	3,293	7,539	8,830
Consolidated	$5,569	$4,567	$13,947	$14,688

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation and Amortization
T&D Solutions	$37	$71	$108	$252
Critical Power Solutions	63	369	136	1,122
Unallocated Corporate Overhead Expenses	11	16	39	49
Consolidated	$111	$456	$283	$1,423

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Loss
T&D Solutions	$(1,154)	$(667)	$(1,928)	$(1,231)
Critical Power Solutions	(162)	140	(310)	(534)
Unallocated Corporate Overhead Expenses	(2,271)	(640)	(4,341)	(2,100)
Consolidated	$(3,587)	$(1,167)	$(6,579)	$(3,865)

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
United States	$5,569	$4,567	$13,947	$14,688

15. LEASES

The Company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms of 1 year to 4 years. As of September 30, 2019 and 2018, assets recorded under finance leases were $1.0 million and $1.1 million, respectively, and accumulated amortization associated with finance leases were $507 and $453, respectively. As of September 30, 2019 and 2018, assets recorded under operating leases were $2.1 million and $2.5 million, respectively and accumulated amortization associated with operating leases were $899 and $654, respectively. Such amounts are included within other assets.

The components of the lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating lease cost	$169	$143	$508	$423

Finance lease cost
Amortization of right-of-use asset	$87	$48	$222	$132
Interest on lease liabilities	12	10	38	29
Total finance lease cost	$99	$58	$260	$161

Other information related to leases was as follows:

Supplemental Cash Flows Information

	September 30,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$495	$430
Operating cash flows from finance leases	38	29
Financing cash flows from finance leases	223	121
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	446	370
Finance leases	87	48

Weighted Average Remaining Lease Term

	September 30,
	2019	2018
Operating leases	2 years	3 years
Finance leases	2 years	3 years

Weighted Average Discount Rate

	September 30,
	2019	2018
Operating leases	5.50%	5.50%
Finance leases	6.77%	6.50%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

	Operating	Finance
	Leases	Leases
2019	170	60
2020	677	231
2021	401	280
2022	91	90
2023	—	37
Thereafter	—	—
Total future minmum lease payments	1,339	698
Less imputed interest	(79)	(66)
Total future minmum lease payments	$1,260	$632

Reported as of September 30, 2019:

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$624	$199
Other long-term liabilities	636	433
Total	$1,260	$632

16. CONTINGENCIES

Litigation and Claims

The Company is from time to time party to various lawsuits, claims and other proceedings that arise in the ordinary course of our business.

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. is seeking injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited amount (exceeding $25,000); however, the Company has recognized approximately $1.2 million for expected costs related to this litigation. On March 18, 2016, we filed an answer to the complaint, denying generally each and every allegation and relief sought by Myers Power Products, Inc. and seeking dismissal based on, among other things, failure to state facts sufficient to constitute a cause of action. We intend to contest the matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that we, PCEP and our employees will prevail on any claims made against us, PCEP and our employees in any such lawsuit. As of the filing of this report, this action is scheduled for trial in the first quarter of 2020. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. We cannot execute the sale of PCEP until the lawsuit has been resolved.

On October 4, 2019, the dividend that was payable by the Company was enjoined by court order of the Superior Court of California related to the foregoing case. The Company continues to contest the order. As of the date of this filing, this court order remains in place. On October 16, 2019, Myers Power Products, Inc. filed an ex parte application arguing the Company had violated, or intended to violate the modified preliminary injunction and sought order from the court for the Company to post a bond in an amount of $20,000 or more. The court has not taken any action on this request and the Company intends to vigorously defend its rights in the event the order is granted.

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

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “Pioneer,” “Pioneer Power,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income, income (loss) per share, margins and profitability.

●	Many of our competitors are better established and have significantly greater resources, and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Our common stock may be delisted from NASDAQ if we do not maintain compliance with the NASDAQ Capital Market’s listing standards.

●	Our ability to realize revenue reported in our backlog.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, duties and tariffs on the importation of products we sell into the United States, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Our chairman controls a majority of our voting power, and may have, or may develop in the future, interests that may diverge from yours.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

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

Recent Events

Equity Transaction and Termination of Credit Facilities

On June 28, 2019, the Company entered into the Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek, Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”). Pursuant to the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (collectively, the “Equity Transaction”).

Under the terms of the Stock Purchase Agreement, the consideration for the Equity Transaction consisted of a base cash purchase price of $60.5 million, as well as the issuance by the Buyer of a subordinated promissory note to Pioneer Power in the aggregate principal amount of $5.0 million, in each case subject to adjustment pursuant to the terms of the Stock Purchase Agreement. The Buyer was to have the right to set-off amounts owed to Pioneer Power under the Seller Note in the aggregate principal amount of $5.0 million on a dollar-for-dollar basis by the amount of any indemnifiable losses Buyer suffers as a result of certain actions or omissions by Pioneer Power or the Disposed Companies.

On August 13, 2019, Pioneer Power, the Buyer and the Disposed Companies entered into Amendment No. 1 to the Stock Purchase Agreement (the “Amendment”). Pursuant to the Amendment, (i) the base purchase price was increased from $65.5 million to $68.0 million, (ii) the target working capital amount of the Disposed Companies was increased from $21,205,000 to $29,558,000, (iii) the parties agreed to an estimated closing net working capital amount of $23,558,000, (iv) the increase in the base purchase price was to be paid in the form of an additional Seller Note in the aggregate principal amount of $2.5 million to be issued to Pioneer Power at the closing, (v) a $150,000 deductible was added with respect to the indemnification obligations of Pioneer Power and the Disposed Companies concerning certain legal matters, (vi) Pioneer Power agreed to pay any difference between the final net purchase price and the closing date net purchase price in immediately available funds rather than causing the Buyer to set off the amount of such difference against any amounts due and payable to Pioneer Power under the Seller Note, subject to certain exceptions, (vii) the definition of Applicable Adverse Event was amended to exclude certain events related to Pioneer Power’s financial performance through the second quarter (subject to certain exceptions, such items were also excluded from the post-closing indemnity under the Stock Purchase Agreement) and (viii) the parties agreed to the allocation of the $1.8 million insurance proceeds still to be received from the June 2019 flood at Pioneer Power’s facility in Reynosa, Mexico. The Buyer is only required to set-off any indemnifiable losses the Buyer suffers as a result of certain actions, omissions, or misrepresentations by Pioneer Power or the Disposed Companies against the first Seller Note in the aggregate principal amount of $5.0 million.

On August 16, 2019, the Company completed the Equity Transaction pursuant to the terms and conditions of the Stock Purchase Agreement, as amended by the Amendment. As consideration for the Disposed Companies, Buyer paid the Company a base aggregate purchase price of $68.0 million, consisting of (i) $60.5 million of cash, (ii) the issuance by the Buyer of a subordinated promissory note to Pioneer Power in the aggregate principal amount of $5.0 million and (iii) the issuance by the Buyer of a subordinated promissory note to Pioneer Power in the aggregate principal amount of $2.5 million. After certain adjustments as described more fully in the Stock Purchase Agreement and expenses of sale, we received net proceeds from the sale of $48.5 million.

Upon completion of the Equity Transaction, Pioneer Power sold to the Buyer all of the assets and liabilities associated with its liquid-filled transformer and dry-type transformer manufacturing businesses within the Company’s T&D Solutions segment. Pioneer Power retained its switchgear manufacturing business within the T&D Solutions segment, as well as all of the operations associated with its Critical Power segment.

In addition, concurrently with the closing of the Equity Transaction, on August 16, 2019, all existing credit facilities granted by Bank of Montreal (BMO) under the Canadian Facilities (as defined below) and the U.S. Facilities (as defined below) were repaid in full.

Special Cash Dividend

On September 5, 2019, the board of directors of the Company declared a special cash dividend of $1.37 per share of the Company’s common stock, which was to be paid on October 7, 2019, to stockholders of record as of the close of business on September 16, 2019. Such special cash dividend has been enjoined by court order, in connection with the ongoing Myers Power Products, Inc. legal proceeding. See “Part II—Item 1. Legal Proceedings.”

Discontinued Operations

Operating results for liquid-filled transformer and dry-type transformer manufacturing businesses, which have been previously included in the T&D Solutions segment, have now been reclassified as discontinued operations for all periods presented. See Note 6 – Discontinued Operations in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

During the quarter ended June 30, 2019 the Company’s Reynosa Facility was damaged by a flood resulting in damages to inventory. This loss has been partially offset by $2.4 million of insurance proceeds that the Company expects to receive. During the quarter ended September 30, 2019, the Company received $600 of these insurance proceeds. While the net loss on inventory damaged amounting to approximately $782 has been reflected within the Cost of goods sold in discontinued operations, the corresponding insurance receivable of $1.8 million has been recognized as an asset from continuing operations. The amount of damaged inventory and insurance proceeds are based upon the management’s best estimate, and the actual amount of damaged inventory and insurance proceeds may differ from such.

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

	2019			2018
		Statements of Operations and			Statements of Operations and
	Balance Sheet	Comprehensive Income		Balance Sheet	Comprehensive Income
			Cumulative			Cumulative
Quarter Ended	End of Period	Period Average	Average	End of Period	Period Average	Average
March 31	$0.7483	$0.7523	$0.7523	$0.7756	$0.7906	$0.7906
June 30	$0.7641	$0.7477	$0.7500	$0.7594	$0.7745	$0.7825
August 15	$0.7505	$0.7587	$0.7522	—	—	—
September 30	—	—	—	$0.7725	$0.7652	$0.7766

With the sale of our liquid filled and dry type manufacturing businesses, we no longer have exposure to Canadian dollar fluctuations.

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

Our summary of operating results during the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
T&D Solutions	$2,597	$1,274	$6,408	$5,858
Critical Power Solutions	2,972	3,293	7,539	8,830
Consolidated	5,569	4,567	13,947	14,688
Cost of goods sold
T&D Solutions	2,677	1,502	6,503	5,587
Critical Power Solutions	2,636	2,468	6,410	7,186
Consolidated	5,313	3,970	12,913	12,773
Gross profit	256	597	1,034	1,915
Selling, general and administrative expenses	3,793	1,395	7,426	4,617
Depreciation and amortization expense	50	369	187	1,163
Total operating expenses	3,843	1,764	7,613	5,780
Operating loss from continuing operations	(3,587)	(1,167)	(6,579)	(3,865)
Interest expense	84	237	548	685
Gain on sale of subsidiaries	—	—	4,207	—
Other expense	2,148	267	2,613	615
Loss before taxes	(5,819)	(1,671)	(5,533)	(5,165)
Income tax benefit	(2,567)	(267)	(2,463)	(797)
Net loss from continuing operations	(3,252)	(1,404)	(3,070)	(4,368)
Discontinued operations (Note 6)
(Loss) income from operations of discontinued business units	(4,329)	1,950	(2,352)	4,020
Gain on sale of discontinued subsidiaries	17,210	—	17,210	—
Income tax expense	2,637	488	3,171	964
Income from discontinued operations, net of income taxes	10,244	1,462	11,687	3,056
Net income (loss)	$6,992	$58	$8,617	$(1,312)

As discussed above under “Note 6 - Discontinued Operations”, the excluded revenue for the liquid-filled transformer and dry-type transformer manufacturing businesses previously reported in T&D Solutions was $5.9 million and $22.7 million for the three months ended September 30, 2019 and 2018, respectively, and $46.6 million and $65.2 million for the nine months ended September 30, 2019 and 2018, respectively. The excluded income, net of income taxes from the liquid-filled transformer and dry-type transformer manufacturing businesses was $10.2 million for the three months ended September 30, 2019, as compared to the excluded income, net of income taxes of $1.5 million for the three months ended September 30, 2018. The excluded income, net of income taxes from the liquid-filled transformer and dry-type transformer manufacturing businesses was $11.7 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2019	2019	2019	2018	2018
T&D Solutions	$7,714	$10,120	$9,876	$9,486	$9,626
Critical Power Solutions	4,832	4,844	4,274	6,171	11,522
Order backlog	$12,546	$14,964	$14,150	$15,657	$21,148
Discountinued Operation	—	35,672	34,466	31,834	29,449
Total order back log	$12,546	$50,635	$48,616	$47,491	$50,597

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019	2018	Variance	%	2019	2018	Variance	%
T&D Solutions
Switchgear	$2,597	$1,274	$1,323	103.8	$6,408	$5,858	$550	9.4
	2,597	1,274	1,323	103.8	6,408	5,858	550	9.4
Critical Power Solutions
Equipment	299	388	(89)	(22.9)	739	1,171	(432)	(36.9)
Service	2,673	2,905	(232)	(8.0)	6,800	7,659	(859)	(11.2)
	2,972	3,293	(321)	(9.7)	7,539	8,830	(1,291)	(14.6)
Total revenue	$5,569	$4,567	$1,002	21.9	$13,947	$14,688	$(741)	(5.0)

For the three months ended September 30, 2019, our consolidated revenue increased by $1.0 million, or 21.9%, to $5.6 million, up from $4.6 million during the three months ended September 30, 2018. For the nine months ended September 30, 2019, our consolidated revenue decreased by $741, or 5.0%, to $13.9 million, down from $14.7 million during the nine months ended September 30, 2018.

T&D Solutions. During the three months ended September 30, 2019, revenue from switchgear increased by $1.3 million, or 103.8%, as compared to the three months ended September 30, 2018 due to timing of shipments.

During the nine months ended September 30, 2019, revenue from switchgear increased by $550, or 9.4% as compared to the nine months ended September 30, 2018 due to higher volume of sales.

Critical Power. Titan is the only business unit in the Critical Power segment. For the three months ended September 30, 2019, equipment sales decreased by $89, or 22.9%, as compared to the same period in the prior year. For the nine months ended September 30, 2019, equipment sales were down by $432, or 36.9%, as compared to the same period in 2018 resulting from a reduced focus on equipment sales included in the Titan revenue stream.

For the three and nine months ended September 30, 2019, service revenue decreased by $232, or 8.0%, and $859, or 11.2%, respectively, as compared to the same periods in the prior year.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019	2018	Variance	%	2019	2018	Variance	%
T&D Solutions
Gross profit	$(80)	$(228)	$148	(64.9)	$(95)	$271	$(366)	(135.1)
Gross margin %	(3.1)	(17.9)	14.8		(1.5)	4.6	(6.1)

Critical Power Solutions
Gross profit	336	825	(489)	(59.3)	1,129	1,644	(515)	(31.3)
Gross margin %	11.3	25.1	(13.8)		15.0	18.6	(3.6)

Consolidated gross profit	$256	$597	$(341)	(57.1)	$1,034	$1,915	$(881)	(46.0)
Consolidated gross margin %	4.6	13.1	(8.5)		7.4	13.0	(5.6)

For the three months ended September 30, 2019, our consolidated gross margin was 4.6% of revenues, compared to 13.1% during the three months ended September 30, 2018. For the nine months ended September 30, 2019, our gross margin was 7.4% of revenues, compared to 13.0% for the nine months ended September 30, 2018. The decrease in our consolidated gross margin percentage is further explained below.

T&D Solutions. During the three and nine months ended September 30, 2019 the negative gross margin decreased by 14.8% and the positive gross margin decreased by 6.1%, respectively, as compared to the same periods in 2018. The improvement in our T&D Solutions gross margin of 14.8% for the three months ended September 30, 2019 as compared to the same period in 2018 resulted primarily from higher revenues. The decrease in our T&D Solutions gross margin of 6.1% for the nine months ended September 30, 2019 as compared to the same period in 2018 resulted primarily from higher costs.

Critical Power. During the three and nine months ended September 30, 2019, the gross margin decreased by 13.8% and 3.6%, respectively, as compared to the same period in 2018, primarily due to higher costs.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019	2018	Variance	%	2019	2018	Variance	%
T&D Solutions
Selling, general and administrative expense	$1,056	$388	$668	172.2	$1,782	$1,309	$473	36.1
Depreciation and amortization expense	18	51	(33)	(64.7)	51	193	(142)	(73.6)
Segment operating expense	$1,074	$439	$635	144.6	$1,833	$1,502	$331	22.0

Critical Power Solutions
Selling, general and administrative expense	$466	$383	$83	21.7	$1,342	$1,257	$85	6.8
Depreciation and amortization expense	32	302	(270)	(89.4)	97	921	(824)	(89.5)
Segment operating expense	$498	$685	$(187)	(27.3)	$1,439	$2,178	$(739)	(33.9)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$2,271	$624	$1,647	263.9	$4,302	$2,051	$2,251	109.8
Depreciation expense	—	16	(16)	(100.0)	39	49	(10)	(20.4)
Segment operating expense	$2,271	$640	$1,631	254.8	$4,341	$2,100	$2,241	106.7

Consolidated
Selling, general and administrative expense	$3,793	$1,395	$2,398	171.9	$7,426	$4,617	$2,809	60.8
Depreciation and amortization expense	50	369	(319)	(86.4)	187	1,163	(976)	(83.9)
Consolidated operating expense	$3,843	$1,764	$2,079	117.9	$7,613	$5,780	$1,833	31.7

Selling, General and Administrative Expense. For the three months ended September 30, 2019, consolidated selling, general and administrative expense, before depreciation and amortization, increased by $2.4 million, or 171.9%, to $3.8 million, as compared to $1.4 million during the three months ended September 30, 2018. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization increased to 68.1% in the three months ended September 30, 2019, as compared to 30.5% in the three months ended September 30, 2018. The increase is due to increases in one-time executive bonuses and costs related to our ongoing litigation.

During the nine months ended September 30, 2019, consolidated selling, general and administrative expense, before depreciation and amortization, increased by $2.8 million, or 60.8%, to $7.4 million, as compared to $4.6 million during the nine months ended September 30, 2018. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization increased to 53.3% in the nine months ended September 30, 2019, as compared to 31.4% in the nine months ended September 30, 2018. The increase is due to increases in wages and costs related to our ongoing litigation.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the three and nine months ended September 30, 2019, depreciation and amortization expense decreased by $319, or 86.4%, and $976, or 83.9%, respectively, as compared to the same periods in 2018. Included in depreciation and amortization expense for the three and nine months ended September 30, 2018 was amortization of customer relationship intangible assets of $270 and $810, respectively, related to acquisition of Titan. The Titan customer relationship intangible asset was fully amortized by December 31, 2018.

Operating (Loss) Income

The following table represents our operating (loss) income by reportable segment for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019	2018	Variance	%	2019	2018	Variance	%
T&D Solutions	$(1,154)	$(667)	$(487)	73.0	$(1,928)	$(1,231)	$(697)	56.6
Critical Power Solutions	(162)	140	(302)	215.7	(310)	(534)	224	41.9
Unallocated Corporate Overhead Expenses	(2,271)	(640)	(1,631)	(254.8)	(4,341)	(2,100)	(2,241)	(106.7)
Total operating loss	$(3,587)	$(1,167)	$(2,420)	207.4	$(6,579)	$(3,865)	$(2,714)	70.2

T&D Solutions. During the three and nine months ended September 30, 2019, T&D segment operating loss was $1.2 million and $1.9 million, respectively, as compared to $667 and $1.2 million, respectively, for the same respective periods in 2018. The increase in the operating loss for the three months ended September 30, 2019, as compared to the same period in 2018, is primarily due to higher selling, general and administrative expense. The increase in the operating loss for the nine months ended September 30, 2019, as compared to the same period in 2018, is primarily due to higher manufacturing costs.

Critical Power. During the three and nine months ended September 30, 2019, our Critical Power segment generated an operating loss of $162 and $310, respectively, as compared to an operating income of $140 and an operating loss $534, respectively, during the three and nine months ended September 30, 2018. The increase in the operating loss for the three months ended September 30, 2019 is primarily due to more outsourced service costs and use tax. The decrease in the operating loss for the nine months ended September 30, 2019 is primarily due to lower amortization expense as a result of the full amortization of the Titan customer relationship intangible asset by December 31, 2018.

Unallocated Corporate Overhead Expenses. Our corporate expenses consist primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three and nine months ended September 30, 2019, our Unallocated Corporate Overhead Expenses increased by $1.6 million, or 254.8%, and by $2.2 million, or 106.7%, as compared to the same periods in 2018, primarily due to higher professional fees and one-time executive bonuses.

Non-Operating Expense

Interest Expense. For the three and nine months ended September 30, 2019, interest expense was approximately $84 and $548, respectively, as compared to $237 and $685, respectively, during the three and nine months ended September 30, 2018. The decease in our interest expense was due to repayment of credit facilities in August 2019.

Other Expense. For the three months ended September 30, 2019, other non-operating expense was $2.1 million, as compared to $267 during the three months ended September 30, 2018. For the three months ended September 30, 2019, included in other non-operating expense was a loss of $1.9 million related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the merger of PCPI, CleanSpark and the Merger Sub, which closed in January 2019.

For the nine months ended September 30, 2019, other non-operating expense was $2.6 million as compared to $615 during the nine months ended September 30, 2018. For the nine months ended September 30, 2019, included in other non-operating expense was a loss of $2.2 million related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the merger of PCPI, CleanSpark and the Merger Sub. See Note 3 - Divestitures.

Income Tax Expense (Benefit). Our effective income tax benefit rate was 44.1% for the three months ended September 30, 2019, compared to 16.0% during the same period in 2018. For the nine months ended September 30, 2019, our effective income tax benefit rate was 44.5%, as compared to 15.4% during the same period in 2018, as set forth below (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Variance	2019	2018	Variance
Loss before income taxes	$(5,819)	$(1,671)	$(4,148)	$(5,533)	$(5,165)	$(368)
Income tax benefit	(2,567)	(267)	(2,300)	(2,463)	(797)	(1,666)
Effective income tax rate %	44.1	16.0	28.1	44.5	15.4	29.1

Our effective income tax rate increased by 28.1% and 29.1% during the three and nine months ended September 30, 2019, respectively, as compared to the same period of the prior year.

Net (Loss) Income

We generated a net income of $7.0 million and $8.6 million during the three and nine months ended September 30, 2019, respectively, as compared to net income of $58 and a net loss of $1.3 million during the three and nine months ended September 30, 2018, respectively. Our earnings per basic and diluted share for the three months ended September 30, 2019, and September 30, 2018, was $0.80 and $0.01, respectively. Our earnings per basic and diluted share for the nine months ended September 30, 2019 was $0.99, as compared to a loss per basic and diluted share of $0.15 for the nine months ended September 30, 2018.

Our loss per share from continuing operations basic and diluted for the three months ended September 30, 2019 was $0.37, as compared to $0.16 for the three months ended September 30, 2018. Our loss per share from continuing operations basic and diluted for the nine months ended September 30, 2019 was $0.35 compared to $0.50 for the nine months ended September 30, 2018.

Our earnings per share from discontinued operations basic and diluted for the three months ended September 30, 2019 was $1.17, as compared to $0.17 for the three months ended September 30, 2018. Our earnings per share from discontinued operations basic and diluted for the nine months ended September 30, 2019 and 2018 were $1.34 and $0.35, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General. As of September 30, 2019, we had $13.5 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities, bank borrowings under our revolving credit facilities and distributions between our U.S. and foreign subsidiaries. Our cash requirements are generally for operating activities, debt repayment, capital improvements and acquisitions.

Cash (Used in)/ Provided by Operating Activities. Cash used in our operating activities was $2.0 million during the nine months ended September 30, 2019, as compared to cash provided of $567 during the nine months ended September 30, 2018.

Cash Provided by/ (Used in) Investing Activities. Cash provided by investing activities during the nine months ended September 30, 2019 was $41.8 million generated primarily from the completion of the Equity Transaction, as compared to cash used by investing activities of $369 during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, additions to our property, plant and equipment were $148.

Cash (Used in)/ Provided by Financing Activities. Cash used in our financing activities was $26.5 million during the nine months ended September 30, 2019, as compared to $167 of cash provided by financing activities during the nine months ended September 30, 2018. The primary use of cash in financing activities for the nine months ending September 30, 2019 was repayment of debt.

Working Capital/(Deficit). As of September 30, 2019, we had working capital of $2.7 million, including $13.5 million of cash and equivalents, compared to working deficit of $5.5 million, including $200 of cash and equivalents at December 31, 2018. At September 30, 2019, we had no debt. At December 31, 2018, we had $388 of available and unused borrowing capacity from our revolving credit facilities, without taking into account cash and equivalents on hand.

Assessment of Liquidity. At September 30, 2019, we had $13.5 million of cash and cash equivalents on hand generated primarily from the completion of the Equity Transaction. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions. As all outstanding amounts under our credit facilities have been paid in full with the proceeds from the Equity Transaction during the quarter ended September 30, 2019, we expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities, capital improvements and acquisitions.

During the quarter ended September 30, 2019 the Company declared a cash dividend of approximately $12 million in aggregate which was subsequently enjoined by ruling of the courts in connection with the litigation with Myers Power Products, Inc., (see Note 16). As a result of the court order, the cash dividend was cancelled by the Company during the fourth quarter of 2019. Excluding the dividend payable the Company believes it has sufficient cash on hand to fund ongoing operations for no less than 12 months from the issuance of this report. However, the timing and amount of future dividends could require the Company to seek capital funding to support its ongoing operations as the Company’s historical credit arrangements were terminated in connection with the Equity Transaction.

Credit Facilities and Long-Term Debt

Canadian Credit Facilities

In April 2016, our wholly owned subsidiary, Pioneer Electrogroup Canada Inc., entered into an Amended and Restated Credit Agreement (“CAD ARCA”) with Bank of Montreal (“BMO”) with respect to our existing Canadian credit facilities (as amended and restated, the “Canadian Facilities”) that replaced and superseded all of our businesses’ prior financing arrangements with the bank. This CAD ARCA extended the maturity date of our Canadian Facilities to July 31, 2017. The CAD ARCA was further amended (the “2017 CAD ARCA Amendment”) on March 15, 2017, and again on March 28, 2018 (the “2018 CAD ARCA Amendment”). The 2018 CAD ARCA Amendment extended the term of our Canadian Facilities to April 1, 2020. On August 8, 2019, BMO agreed to a temporary borrowing base increase until the earlier of the (i) closing of the Equity Transaction and repayment in full of all amounts owned under the Canadian Facilities and the U.S. Facilities, and (ii) August 31, 2019.

Our Canadian Facilities provided for up to $8.2 million Canadian dollars (“CAD”) (approximately $6.3 million expressed in U.S. dollars) consisting of a revolving $7.0 million CAD revolving credit facility (“Facility A”) to finance ongoing operations, a $471 CAD term credit facility (“Facility B”) that financed a plant expansion, and a $712 USD Facility (“Facility C”) that financed a business acquisition and the purchase and expansion of its manufacturing facilities. The 2017 CAD ARCA Amendment increased the Facility A to $8.0 million CAD, increasing the total amount of loans available under the Canadian Facilities to $9.2 million CAD. We made the final principal payment under Facility B on April 30, 2018, and the outstanding principal balance under Facility C with proceeds received from the sale of the Farnham, Quebec, Canada, building in December 2018. All outstanding amounts under Facility A were paid in full on August 16, 2019, using proceeds from the Equity Transaction, and the underlying debt agreements were terminated.

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

Our U.S. Facilities, as amended and restated, provided for up to $19.1 million USD consisting of a $14.0 million USD demand revolving credit facility (“USD Facility A”) to finance ongoing operations, a $5.0 million USD term loan facility (“USD Facility B”) that financed the acquisition of Titan, and a new $100 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance our day-to-day business expenses and for no other purpose. The 2017 US ARCA Amendment increased the USD Facility A to $15.0 million, increasing the total amount of loans available under the U.S. Facilities to $20.1 million USD. All outstanding amounts under USD Facilities A and B were paid in full on August 16, 2019, using proceeds from the Equity Transaction, and the underlying debt agreements were terminated.

Capital Expenditures

Our additions to property, plant and equipment were $148 during the nine months ended September 30, 2019, as compared to $369 during the nine months ended September 30, 2018. We have no major future capital projects planned, or significant replacement spending anticipated during the rest of 2019. Additions were a result of supporting the day to day needs of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of September 30, 2019, based on the evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management believes that the consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP’s employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. is seeking injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited (exceeding $25,000) amount. On March 18, 2016, we filed an answer to the complaint, denying generally each and every allegation and relief sought by Myers Power Products, Inc. and seeking dismissal based on, among other things, failure to state facts sufficient to constitute a cause of action. We intend to contest the matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that we and PCEP will prevail on any claims made against us and PCEP in any such lawsuit. As of the filing of this report, this action is scheduled for trial in the first quarter of 2020. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. We cannot execute the divestiture of PCEP until the lawsuit has been resolved. On October 4, 2019, we received an order of the Superior Court of California related to this case enjoining distributions to our shareholders, including the one-time special cash dividend of $1.37 per share which was to be paid on October 7, 2019 to stockholders of record as of September 16, 2019. The Company continues to contest the order. As of the date of this filing, this court order remains in place.

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

Our operations have been curtailed following the closing of the Equity Transaction, and we have limited sources of revenue following the Equity Transaction, which may negatively impact the value and liquidity of our common stock.

The Equity Transaction has reduced the size of our business operations, and our sources of revenue are limited to our Critical Power segment and the switchgear manufacturing business of our T&D segment following the closing of the Equity Transaction. Although our board of directors may use a portion of the proceeds from the Equity Transaction to support the business operations remaining following the Equity Transaction, there can be no assurance that we will be successful at carrying out the operations of our remaining businesses or that we will be successful at generating revenue. A failure by us to secure additional sources of revenue following the closing of the Equity Transaction could negatively impact the value and liquidity of our common stock.

The litigation in connection to which the payment of a special dividend has been enjoined is pending, which may further delay or prevent the special dividend from getting paid.

On September 5, 2019, the board of directors of the Company declared a special cash dividend of $1.37 per share of the Company’s common stock, which was to be paid on October 7, 2019, to stockholders of record as of the close of business on September 16, 2019.  Such special cash dividend has been enjoined by court order, in connection with the ongoing Myers Power Products, Inc. legal proceeding. On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP employees who are former employees of Myers Power Products, Inc., Murickan, the president of PCEP, and DeChellis, alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. is seeking injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited (exceeding $25,000) amount. On March 18, 2016, we filed an answer to the complaint, denying generally each and every allegation and relief sought by Myers Power Products, Inc. and seeking dismissal based on, among other things, failure to state facts sufficient to constitute a cause of action. As of the filing of this report, this action is scheduled for trial in the first quarter of 2020.

Although we continue to contest the court order enjoining the payment of the special dividend, the court may not act on our efforts to lift the injunction prior to trial, or the court may require the funds subject to the dividend be bonded or deposited in escrow, which may further delay or prevent the special dividend from getting paid. In addition, due to the uncertainties of litigation, we can give no assurance that we, PCEP and our employees will prevail on any claims made against us, PCEP and our employees in any such lawsuit and that the court will lift the enjoinment of the payment of the special dividend. The court order enjoining the payment of the special dividend may remain in place until the trial is over, and in the event a judgment is entered against the company, the funds subject to the dividend may become subject to judgment enforcement.

We will continue to incur the expense of complying with public company reporting requirements following the closing of the Equity Transaction.

After the Equity Transaction, Pioneer Power will continue to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome.

In the event that we fail to satisfy any of the listing requirements of the NASDAQ Capital Market, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on the NASDAQ Capital Market. In order to maintain the listing of Pioneer Power’s common stock on NASDAQ, Pioneer Power’s common stock must comply with certain continued listing requirements, including having:

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

No assurances can be given that Pioneer Power will continue to satisfy these requirements as some of these requirements are outside of Pioneer Power’s direct control, such as the bid price of its common stock, the number of holders of its common stock and the value of its publicly held shares. If Pioneer Power is unable to meet these requirements, NASDAQ may take action to delist Pioneer Power’s common stock. In such a case, Pioneer Power may appeal NASDAQ’s determination to delist its common stock, but such appeal may not be successful.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amendment No. 1 to Stock Purchase Agreement, dated as of August 13, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Pioneer Transformers L.P. and Pioneer Acquireco ULC. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 13, 2019).

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

10.1	Temporary Amendment to Borrowing Base in the PPSI Credit Agreement, dated August 8, 2019, by and between Bank of Montreal, Pioneer Power Solutions, Inc., Pioneer Electrogroup Canada Inc., Jefferson Electric, Inc., Pioneer Critical Power Inc., Pioneer Custom Electrical Products Corp. and Titan Energy Systems, Inc. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 14, 2019).

10.2	Waiver Letter dated August 8, 2019, from Bank of Montreal, Montreal Branch, as lender (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 14, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: November 18, 2019	By:	/s/ Nathan J. Mazurek
		Name:	Nathan J. Mazurek
		Title:	Chief Executive Officer

Date: November 18, 2019	/s/ Thomas Klink
	Name:	Thomas Klink
	Title:	Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)