Form 10-K
period 2019-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2020-03-30
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to ----

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was approximately $19.2 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 30, 2020, 8,726,045 shares of the registrant’s common stock were outstanding.

PIONEER POWER SOLUTIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2019

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

●

We depend on Verizon Inc (“Verizon”) and CleanSpark, Inc (“CleanSpark”) for a large portion of our business, and any change in the level of orders from Verizon or CleanSpark could have a significant impact on results of operations. We have been advised the agreement with Verizon for their preventative maintenance service will not be renewed, and the current term expires on March 31, 2020.

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

●	Our chairman controls a majority of our voting power, and may have, or may develop in the future, interests that may diverge from yours.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

●	Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

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

PART I

ITEM 1.  BUSINESS

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty distribution and on-site power generation equipment for applications in the industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from five (5) additional locations in the U.S. for manufacturing, sales and administration.

Our largest customers include a number of recognized national and regional industrial companies and engineering, procurement and construction firms located in North America. We intend to grow our business through internal product development, and expansion of our sales force coverage to increase the scope and relevance of highly-engineered solutions and technical service we offer our customers for their specific electrical applications.

Description of Business Segments

We have two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●

Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. These solutions are marketed principally through our Pioneer Custom Electric Products, Inc. (“PCEP”) brand name.

●

Our Critical Power business performs service on our customer’s sophisticated power generation equipment. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan Energy Systems Inc. (“Titan”) brand name.

Disposition of Business Units

Sale of PCPI

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

At the effective date of the Merger, all of the issued and outstanding shares of common stock of PCPI, par value $0.01 per share, were converted into the right to receive (i) 175,000 shares of common stock, par value $0.001 per share, of CleanSpark (“CleanSpark Common Stock”), (ii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $16.00 per share, and (iii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $20.00 per share. The share quantities and exercise prices of warrants reflect the 10:1 stock split completed by CleanSpark in December 2019.

The Merger Agreement also contained representations, warranties and covenants of the parties customary for transactions similar to those contemplated by the Merger Agreement. Such representations and warranties were made solely for purposes of the Merger Agreement and, in some cases, may have been subject to qualifications and limitations agreed to by the parties in connection with the negotiated terms of the Merger Agreement and qualified by disclosures that were made in connection with the parties’ entry into the Merger Agreement.

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

In connection with entry into the Merger Agreement, the Company and CleanSpark entered into a Contract Manufacturing Agreement (the “Contract Manufacturing Agreement”), dated as of January 22, 2019, pursuant to which the Company agreed to manufacture paralleling switchgear, automatic transfer switches and related control and circuit protective equipment (collectively, “Products”) exclusively for purchase by CleanSpark. CleanSpark agreed to purchase the Products via purchase orders issued to the Company at any time and from time to time. Pursuant to the Contract Manufacturing Agreement, the price for the Products payable by CleanSpark to the Company are negotiated on a case by case basis, but all purchases of Products have a target price of 91% of the CleanSpark customer’s purchase order price and are not to be more than 109% of the Company’s cost. The Contract Manufacturing Agreement has a term of 18 months and may be extended by mutual agreement of the Company and CleanSpark.

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

From the date of sale through December 31, 2019, the estimated fair value of the warrants and common stock decreased to $1.4 million and an unrealized mark to market loss of $2.8 million was recognized within other expense for the year ended December 31, 2019.

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

On August 13, 2019, Pioneer Power, the Buyer and the Disposed Companies entered into Amendment No. 1 to the Stock Purchase Agreement (the “Amendment”). Pursuant to the Amendment, (i) the base purchase price was increased from $65.5 million to $68.0 million, (ii) the target working capital amount of the Disposed Companies was increased from $21.2 million to $29.6 million, (iii) the parties agreed to an estimated closing net working capital amount of $23.6 million, (iv) the increase in the base purchase price was to be paid in the form of an additional Seller Note in the aggregate principal amount of $2.5 million to be issued to Pioneer Power at the closing, (v) a $150 deductible was added with respect to the indemnification obligations of Pioneer Power and the Disposed Companies concerning certain legal matters, (vi) Pioneer Power agreed to pay any difference between the final net purchase price and the closing date net purchase price in immediately available funds rather than causing the Buyer to set off the amount of such difference against any amounts due and payable to Pioneer Power under the Seller Note, subject to certain exceptions, (vii) the definition of Applicable Adverse Event was amended to exclude certain events related to Pioneer Power’s financial performance through the second quarter (subject to certain exceptions, such items were also excluded from the post-closing indemnity under the Stock Purchase Agreement) and (viii) the parties agreed to the allocation of the $1.8 million insurance proceeds still to be received from the June 2019 flood at Pioneer Power’s facility in Reynosa, Mexico. The Buyer is only required to set-off any indemnifiable losses the Buyer suffers as a result of certain actions, omissions, or misrepresentations by Pioneer Power or the Disposed Companies against the first Seller Note in the aggregate principal amount of $5.0 million.

On August 16, 2019, the Company completed the Equity Transaction pursuant to the terms and conditions of the Stock Purchase Agreement, as amended by the Amendment. As consideration for the Disposed Companies, Buyer paid the Company a base aggregate purchase price of $68.0 million, consisting of (i) $60.5 million of cash, (ii) the issuance by the Buyer of a subordinated promissory note to Pioneer Power in the aggregate principal amount of $5.0 million and (iii) the issuance by the Buyer of a subordinated promissory note to Pioneer Power in the aggregate principal amount of $2.5 million. The subordinated promissory notes accrue interest at a rate of 4.0% per annum with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.7 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.3 million. After these adjustments, and expenses of sale, we received net proceeds from the sale of $45.2 million. Subsequent to finalizing the working capital adjustment during the fourth quarter of 2019 the gain recognized on the Equity Transaction amounted to $13.7 million and is reflected within discontinued operations.

Upon completion of the Equity Transaction, Pioneer Power sold to the Buyer all of the assets and liabilities associated with its liquid-filled transformer and dry-type transformer manufacturing businesses within the Company’s T&D Solutions segment. The transformer business units are being presented as discontinued operations for all periods presented in this report. The Company retained its switchgear manufacturing business within the T&D Solutions segment, as well as all of the operations associated with its Critical Power segment.

T&D Solutions Segment

We design, develop, manufacture and sell a wide range of distribution equipment and our emphasis is to provide custom engineered, manufactured-to-order solutions, which we estimate currently represents all of our T&D revenue. We believe that demand for our solutions is driven primarily by end user maintenance programs to repair, replace or retrofit aging equipment, as well as to upgrade or expand their electrical distribution systems to accommodate growth and other changes in their operations.

We distinguish ourselves by producing a wide range of engineered-to-order equipment, sold either directly to end users, engineering and construction firms or through electrical distributors. We serve customers in a variety of industries including industrial customers, OEMs, commercial firms, contractors and renewable energy producers.

Summary of T&D Solutions Segment Offerings

Product Category	Solutions
Switchgear

▪ Traditional low voltage panel boards, switchboards and switchgear, using electrical components from major manufacturers

▪ Custom manufactured and U.L. approved NEMA electrical equipment

▪ Other equipment: controls, load banks, surge protection and related equip ment for power   conditioning and reliability

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

We design and manufacture low voltage electric power distribution panel boards, low voltage switchgear and switchboards manufactured at our facility in Southern California. This location specializes in quick-turn, manufactured-to-order circuit protection and control equipment, primarily serving electrical distributors in the region.

Critical Power Segment

Our Critical Power business performs service on our customer’s sophisticated power generation equipment. These systems are used to maintain reliable emergency standby power at facilities where it is either required or where the potential consequences of a power outage make it necessary – such as at data centers, hospitals, communications facilities, factories, national retailers, military sites, office complexes and other critical operations.

Summary of Critical Power Segment Offerings

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

During 2019, the Company completed the sales of the transformer and the PCPI business units. The Company continues to explore strategic alternatives for its remaining business units.

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

T&D Solutions Segment

We intend to accomplish our growth objectives within our T&D Solutions business by emphasizing our capabilities in OEM equipment solutions, by continuing to invest in engineering resources and product development to increase our pipeline of recurring order customers that integrate our magnetic subassemblies and/or components into the products they sell. Our key focus areas for this solution category include providers of motor control/drive systems, factory automation equipment, power distribution units and UPS systems for data centers, HVAC systems, and power quality and conditioning equipment.

Critical Power Segment

Within our Critical Power business, we intend to increase the number of national account customers we have by leveraging our scalable, nationwide network of partners which allows us to service standby power systems anywhere in the United States. We are actively marketing our preventive maintenance services to new national accounts including: major national retailers, telecommunications companies, data centers, banks, hospitals and health care facilities, educational institutions and property management companies.

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

Customers

For the year ended December 31, 2019, 100% of our sales in 2019 were to U.S. customers, represented in large part by companies involved in commercial construction. During the year ended December 31, 2019, we sold our electrical equipment and services to over 900 individual customers and our twenty largest customers represented approximately 75% of our consolidated revenue.

For the year ended December 31, 2018, 100% of our sales in 2018 were to U.S. customers, represented in large part by companies involved in commercial construction. During the year ended December 31, 2018, we sold our electrical equipment and services to over 1,000 individual customers and our twenty largest customers represented approximately 70% of our consolidated revenue.

Approximately 13% and 15% of our sales in the years ended December 31, 2019 and 2018, respectively, were made to Verizon and its affiliated companies. Our agreement with Verizon outlines the services to be provided for their equipment and frequently results in additional sales opportunities for service work that is outside the scope of the agreement. This agreement represents the majority of the sales and profits the Company received from Verizon. The agreement with Verizon for their preventative maintenance service will not be renewed, and the current term expires on March 31, 2020. If we cannot find alternative sources of business or reduce our expenses, the loss of the Verizon business is expected to have a material adverse impact on our results of operations. We are seeking an opportunity to reclaim this portion of the business after March 31, 2021; however, there is no assurance that we will be able to reclaim any portion of the business after March 31, 2021.

Approximately 18% of our sales in the year ended December 31, 2019 were made to CleanSpark Inc. The majority of our sales to CleanSpark are made pursuant to the Contract Manufacturing Agreement that was entered into as part of the sale of PCPI. The agreement continues until July 22, 2020. The Company anticipates negotiating an extension of this agreement before it expires, but there is no assurance that the Company will be able to extend the agreement with CleanSpark.

While the loss of a significant number of customers would have a material adverse effect on our business, we do not believe that the loss of any specific customer, aside from Verizon and CleanSpark, would have a material adverse effect on our business.

Marketing, Sales and Distribution

A substantial portion of the products we offer are sold directly to customers by our 3 full-time marketing and sales personnel operating from our office locations in the U.S. Following the sale of the transformer business units, we no longer have office locations or employees in Canada. Our direct sales force markets to end users and to third parties, such as original equipment manufacturers and engineering firms that prescribe the specifications and parameters that control the applications of our products.

Sales Backlog

Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. Our sales backlog as of December 31, 2019 was approximately $15.9 million, as compared to $15.7 million as of December 31, 2018 for our continuing operations. We anticipate that most of our current backlog will be delivered during 2020. Orders included in our sales backlog are represented by customer purchase orders and contracts that we believe to be firm.

Competition

We experience intense competition from a large number of electrical equipment manufacturers and from distributors and servicers of such equipment. The number and size of our competitors varies considerably by product line and service category, with many of our competitors tending to be small, highly specialized or focused on a certain geographic market area or customer. However, several of our competitors have substantially greater financial and technical resources than us, including some of the world’s largest electrical products and industrial equipment manufacturing companies. A representative list of our competitors in our T&D Solutions segment includes Crown Electric Engineering and Manufacturing, LLC , Industrial Electric Machinery, LLC , RESA Power, LLC , Powell Industries, Inc. and Eaton Corporation .

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

Raw Materials and Suppliers

The principal raw materials purchased by us are copper, cells, sensors, breakers, meters and relays. We also purchase certain electrical components from a variety of suppliers including switches, fuses, protectors and circuit breakers. These raw materials and components are available from and supplied by numerous sources at competitive prices. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We do not anticipate any significant difficulty in satisfying our raw material requirements on reasonable terms and have not experienced any such difficulty in the past several years. Our largest suppliers during the year ended December 31, 2019 included Eaton Corporation , Industrial Connections & Solutions, LLC , Thyssenkrupp Materials NA , ABB, Inc. and Schweitzer Engineering Laboratories, Inc .

Employees

As of December 31, 2019, we had 95 employees consisting of 25 salaried staff and 70 hourly workers. Certain of our hourly employees located at our manufacturing facility in Santa Fe Springs, California are covered by a collective bargaining agreement with Local Union 1710 of the International Brotherhood of Electrical Workers, AFL-CIO that expires in June 2022.

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

Available Information

Our corporate website is located at www.pioneerpowersolutions.com . On the investor relations section of our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC at www.sec.gov .

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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2019 and our other periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

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

Our industry is highly competitive.

The electrical equipment manufacturing industry is highly competitive. Principal competitors in our markets in the T&D Solutions segment include Crown Electric Engineering and Manufacturing, LLC, Industrial Electric Machinery, LLC, RESA Power, LLC, Powell Industries, Inc. and Eaton Corporation. Many of these competitors, as well as other companies in the broader electrical equipment manufacturing and service industry where we expect to compete, are significantly larger and have substantially greater resources than we do and are able to achieve greater economies of scale and lower cost structures than us and may, therefore, be able to provide their products and services to customers at lower prices than we are able to. Moreover, our competitors could develop the expertise, experience and resources to offer products that are superior in both price and quality to our products. While we seek to compete by providing more customized, highly-engineered products, there are few technical or other barriers to prevent much larger companies in our industry from putting more emphasis on this same strategy. Similarly, we cannot be certain that we will be able to market our business effectively in the face of competition or to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base. Our inability to manage our business in light of the competitive forces we face could have a material adverse effect on our results of operations.

We currently derive a significant portion of our revenues from two customers, agreements with whom are expiring in 2020. Loss of business from these customers could have an adverse effect on our business, financial condition and operating results.

We depend on Verizon and CleanSpark for a large portion of our business, and any change in the level of orders from these customers has, in the past, had a significant impact on our results of operations. In particular, Verizon accounted for 13% and 15% of our net sales in the years ended December 31, 2019 and 2018, respectively. CleanSpark accounted for 18% of our net sales in the year ended December 31, 2019. Loss of business from these customers could have an adverse effect on our business, financial condition and operating results. Our long-term supply agreement with Verizon expires on March 31, 2020 and we have been notified by Verizon that the agreement will not be renewed with us. If we cannot find alternative sources of business or reduce our expenses, the loss of the Verizon business is expected to have a material adverse impact on our results of operations. We are seeking an opportunity to reclaim this portion of the business after March 31, 2021; however, there is no assurance that we will be able to reclaim any portion of the business after March 31, 2021.

The majority of our sales to CleanSpark are made pursuant to the Contract Manufacturing Agreement that was entered into as part of the sale of PCPI. The agreement continues until July 22, 2020. The Company anticipates negotiating an extension of this agreement before it expires, but there is no assurance that the Company will be able to extend the agreement with CleanSpark.

Our operations have been curtailed following the closing of the Equity Transaction, and we have limited sources of revenue following the Equity Transaction, which may negatively impact the value and liquidity of our common stock.

The Equity Transaction has reduced the size of our business operations, and our sources of revenue are limited to our Critical Power segment and the switchgear manufacturing business of our T&D Solutions segment following the closing of the Equity Transaction. Although our board of directors may use a portion of the proceeds from the Equity Transaction to support the business operations remaining following the Equity Transaction, there can be no assurance that we will be successful at carrying out the operations of our remaining businesses or that we will be successful at generating revenue. A failure by us to secure additional sources of revenue following the closing of the Equity Transaction could negatively impact the value and liquidity of our common stock.

Our remaining business units have historically generated operating losses and negative cash flows, which may result in the usage of our cash and cash equivalents.

After the completion of the Equity Transaction, we have two business units remaining (PCEP and TESI). These two units have been unable to earn positive income and generate positive cash flow in their recent history. With $8.2 million of cash and cash equivalents as of December 31, 2019, these losses will negatively impact our cash and cash equivalents.

The departure or loss of key personnel could disrupt our business.

We depend heavily on the continued efforts of Nathan J. Mazurek, our principal executive officer, and on other senior officers who are responsible for the day-to-day management of our three operating subsidiaries. In addition, we rely on our current electrical and mechanical design engineers, many of whom are important to our operations and would be difficult to replace. We cannot be certain that any of these individuals will continue in their respective capacities for any particular period of time. The departure or loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

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

Our raw material costs represented approximately 55% and 52% of our revenues for the years ended December 31, 2019 and 2018, respectively. The principal raw materials purchased by us are switches, fuses, circuit breakers, and protectors. These raw materials and components are available from, and supplied by, numerous sources at competitive prices. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our raw materials in the future.

We may not be able to fully realize the revenue value reported in our backlog.

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2019, our order backlog was $15.9 million. Orders included in our backlog are represented by customer purchase orders and service contracts that we believe to be firm. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been billed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

We are subject to pricing pressure from our larger customers.

We face significant pricing pressures in all of our business segments from our larger customers, including Verizon and CleanSpark. Because of their purchasing size, our larger customers can influence market participants to compete on price terms. Such customers also use their buying power to negotiate lower prices. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on our financial results.

Deterioration in the credit quality of several major customers could have a material adverse effect on our operating results and financial condition.

A significant asset included in our working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or are otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. A significant deterioration in the economy could have an adverse effect on these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Deterioration in the credit quality of Verizon, CleanSpark or of any other major customers could have a material adverse effect on our operating results and financial condition.

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

We also utilize third party distributors to sell, install and service certain of our products. While we are selective in whom we choose to represent us, it is difficult for us to ensure that our distributors consistently act in accordance with the standards we set for them. To the extent any of our end-customers have negative experiences with any of our distributors or manufacturer’s representatives; it could reflect poorly on us and damage our reputation, thereby negatively impacting our financial results.

Our business, and our industry as a whole, could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

The recent global outbreak of the coronavirus pandemic could have a negative impact on our revenues and operating results. This outbreak could result in disruptions and damage to our business, caused by both the negative impact to our ability to obtain cost effective raw materials, supplies and component parts necessary to operate our business and the negative impact on our ability to operate our facility should the coronavirus spread more broadly in the regions we are located, thereby creating an increased risk of exposure to our workforce which cannot operate our facility remotely. Mitigation efforts will not completely prevent our business from being adversely affected, and the longer the pandemic impacts supply and demand and the more broadly the pandemic spreads, it is more likely that the impact on our business, revenues and operating results will become increasingly negative. Also, global or national health concerns, including the outbreak of pandemic or contagious disease such as the recent coronavirus outbreak, can negatively impact the global economy and demand for our services.

Per the guidance issued from the Cybersecurity and Infrastructure Security Agency (“CISA”), part of the United States Department of Homeland Security, the Company and its subsidiaries, are considered “essential businesses”. We fall into multiple categories within the guidance but specifically within 1) Energy & Electricity Industry and 2) Critical Manufacturing as we provide essential products for the energy sector.

The guidance issued by CISA can be found at: https://www.cisa.gov/publication/guidance-essential-critical-infrastructure-workforce.

While we cannot guarantee that we will continue to be considered an “essential business”, this guidance and exception allow work at our facilities to continue in order to provide critical infrastructure products that enable the safe and reliable delivery of electricity into millions of homes at this time.

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

We face risks associated with litigation and claims, which could impact our financial results and condition.

Our business, results of operations and financial condition could be affected by significant litigation or claims adverse to us. Types of potential litigation cases include product liability, contract, employment-related, labor relations, personal injury or property damage, intellectual property, trade secret or unfair competition claims, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business.

There are also two appeals pending in the California Court of Appeal for the Second Appellate District as referenced in Item 3 - Legal Proceedings, which includes an appeal of an order modifying a previously issued preliminary injunction and an order enjoining us to obtain and post a $12 million bond in connection with the modified preliminary injunction. Due to the uncertainties of litigation, we can give no assurance that we will prevail on the appeals. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business. These appeals are currently scheduled to be heard later in calendar year 2021, after the underlying case is likely to be heard and decided; we expect that the results of the case will be known before the appeals are heard and decided.

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

Provident Pioneer Partners, L.P., which is controlled by Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, beneficially owns approximately 52.4% of our outstanding common stock as of March 30, 2020. As a result of this stock ownership, Provident Pioneer Partners, L.P. and Mr. Mazurek can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Provident Pioneer Partners, L.P. and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our net income, financial condition and other business and economic factors as our board of directors may consider relevant. Moreover, on October 4, 2019, the dividend that was payable by the Company was enjoined by court order of the Superior Court of California related to a pending litigation, and as a result, the Company cancelled the dividend as the result of such court order. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

●

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

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. is seeking injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited amount (exceeding $25,000); however, the Company has recognized approximately $1.2 million for expected costs related to this litigation. On March 18, 2016, we filed an answer to the complaint, denying generally each and every allegation and relief sought by Myers Power Products, Inc. and seeking dismissal based on, among other things, failure to state facts sufficient to constitute a cause of action. We intend to contest the matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that we, PCEP and our employees will prevail on any claims made against us, PCEP and our employees in any such lawsuit. As of the filing of this report, this action is scheduled for trial in the second quarter of 2020. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. We cannot execute the sale of PCEP until the lawsuit has been resolved.

On October 4, 2019, the dividend that was payable by the Company was enjoined by court order of the Superior Court of California related to the foregoing case. The Company continues to contest the order. As of the date of this filing, this court order remains in place. On October 16, 2019, Myers Power Products, Inc. filed an ex parte application arguing the Company had violated, or intended to violate the modified preliminary injunction and sought order from the court for the Company to post a bond in an amount of $20,000 or more. The court has not taken any action on this request and the Company intends to vigorously defend its rights in the event the order is granted. The Company cancelled the dividend as the result of this court order.

There are also two appeals pending in the California Court of Appeal for the Second Appellate District (“Court of Appeal”). Case no. B301494 is an appeal of the October 4, 2019 Modified Preliminary Injunction. Case no. B302943 is an appeal of the November 26, 2019 order enjoining Pioneer Power Solutions, Inc. and Pioneer Custom Electrical Products Corp. to obtain and post a $12 million bond. Pioneer’s opening brief in case no. B301494 is due March 30, 2020. On March 23, 2020 we filed a stipulated request for a 60-day extension. Pursuant to a March 20 Implement Order for Emergency Order issued by the Court of Appeal (available at http://www.courts.ca.gov/documents/Administrative-order-re-OA.pdf), all deadlines in the Court of Appeal are automatically extended by 30 days without the need for any other action. The Court of Appeal also has suspended all in-person oral argument, temporarily transitioning to video conferencing. (Order available at http://www.courts.ca.gov/documents/Administrative-order-re-OA.pdf.)

With respect to all such lawsuits, claims and proceedings, the Company records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. However, the outcomes of any currently pending lawsuits, claims and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

As of the date hereof, we are not aware of or a party to any legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities other than the forgoing suit filed by Myers Power Products, Inc. that we believe could have a material adverse effect on our business, financial condition or operating results. See Note 12 – Commitments and Contingencies included in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Capital Market under the symbol “PPSI” since September 19, 2013. Prior to that time, it was quoted on the OTCQB. The last reported sales price of our common stock on the Nasdaq Capital Market on March 27, 2020, was $1.67 per share. As of March 27, 2020, there were 22 holders of record of our common stock.

During the quarter ended September 30, 2019 the Company declared a cash dividend of approximately $12 million in aggregate which was subsequently enjoined by ruling of the courts in connection with the litigation with Myers Power Products, Inc., (see Note 13). As a result of the court order, the cash dividend was cancelled by the Company during the fourth quarter of 2019. However, the timing and amount of future dividends could require the Company to seek capital funding to support its ongoing operations as the Company’s historical credit arrangements were terminated in connection with the Equity Transaction.

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2019.

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

Overview

We manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. We are headquartered in Fort Lee, New Jersey and operate from five (5) additional locations in the U.S. for manufacturing, sales and administration.

Our operations are divided into two reportable segments: T&D Solutions segment and Critical Power segment. Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. These solutions are marketed principally through our PCEP brand name. Our Critical Power business provides customers with services for their sophisticated power generation equipment to ensure smooth, uninterrupted power to operations during times of emergency. This solution is marketed by our operations headquartered in Minnesota, currently doing business under the Titan brand name.

Disposition of Business Units

Sale of PCPI

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

At the effective date of the Merger, all of the issued and outstanding shares of common stock of PCPI, par value $0.01 per share, were converted into the right to receive (i) 175,000 shares of common stock, par value $0.001 per share, of CleanSpark (“CleanSpark Common Stock”), (ii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $16.00 per share, and (iii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $20.00 per share. The share quantities and exercise prices of warrants reflect the 10:1 stock split completed by CleanSpark in December 2019.

The Merger Agreement also contained representations, warranties and covenants of the parties customary for transactions similar to those contemplated by the Merger Agreement. Such representations and warranties were made solely for purposes of the Merger Agreement and, in some cases, may have been subject to qualifications and limitations agreed to by the parties in connection with the negotiated terms of the Merger Agreement and qualified by disclosures that were made in connection with the parties’ entry into the Merger Agreement.

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

In connection with entry into the Merger Agreement, the Company and CleanSpark entered into a Contract Manufacturing Agreement (the “Contract Manufacturing Agreement”), dated as of January 22, 2019, pursuant to which the Company agreed to manufacture paralleling switchgear, automatic transfer switches and related control and circuit protective equipment (collectively, “Products”) exclusively for purchase by CleanSpark. CleanSpark agreed to purchase the Products via purchase orders issued to the Company at any time and from time to time. Pursuant to the Contract Manufacturing Agreement, the price for the Products payable by CleanSpark to the Company are negotiated on a case by case basis, but all purchases of Products have a target price of 91% of the CleanSpark customer’s purchase order price and are not to be more than 109% of the Company’s cost. The Contract Manufacturing Agreement has a term of 18 months and may be extended by mutual agreement of the Company and CleanSpark.

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

From the date of sale through December 31, 2019, the estimated fair value of the warrants and common stock decreased to $1.4 million and an unrealized mark to market loss of $2.8 million was recognized within other expense for the year ended December 31, 2019.

Sale of Transformer Business Units

On June 28, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek (Chief Executive Officer of the Company), Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for a purchase price of $68.0 million. Included in the purchases price, the Company received two subordinated promissory notes, issued by the Buyer, in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.7 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.3 million. The Company has revalued the notes for an appropriate imputed interest rate, resulting in a reduction to the value of the notes at December 31, 2019 of $651, for a carrying value of $5.1 million, which is included within other long term assets. After certain adjustments and expenses of sale, the Company received net consideration from the sale of $45.2 million. Subsequent to finalizing the working capital adjustment during the fourth quarter of 2019 the gain recognized on the Equity Transaction amounted to $13.7 million and is reflected within discontinued operations.

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

For presentation within these statements, the Disposed Companies are being presented as discontinued operations for all periods presented.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include, inventory provisions, useful lives and impairment of long-lived assets, warranty accruals, income tax provision, goodwill impairment analysis, stock-based compensation, and allowance for doubtful accounts. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Revenue Recognition. Revenue is recognized when (1) a contract with a customer exists , (2) performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer , (3) the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer , (4) the transaction price is allocated to the performance obligations in the contract and (5) the Company satisfies performance obligations . Substantially all of our product revenue is recognized at a point of time, as the promised product passes to the customer. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered.

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

Goodwill and Indefinite lived intangible Assets. Goodwill and other intangible assets with indefinite useful lives are not amortized, but are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist. The evaluation requires an impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the Company measures the amount of the impairment loss. The goodwill impairment testing involves significant estimates. The Company recorded an impairment charge of $3.0 million to the goodwill at the TESI business unit in 2019, based in part by the loss of the Verizon agreement, which is recorded in continuing operations within selling, general, and administrative expense. The Company recorded a $1.4 million impairment to intangible assets during the year ended December 31, 2018 at the PCEP business unit. At December 31, 2019 the Company reported no intangible assets.

Income Taxes. We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected rates in effect for the tax year in which the differences are expected to reverse. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. A valuation allowance was recorded to reduce our deferred tax assets to zero at December 31, 2019. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

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

RESULTS OF OPERATIONS

Overview of 2019 Operating Results

Selected financial and operating data for our reportable business segments for the most recent two years is summarized below. This information, as well as the selected financial data provided in Note 17 and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K, should be referred to when reading our discussion and analysis of results of operations below. Our summary of operating results during the years ended 2019 and 2018 are as follows:

	For the Year Ended
	December 31,
	2019	2018
Revenues
T&D Solutions	$8,985	$8,747
Critical Power Solutions	11,597	11,380
Consolidated	20,582	20,127
Cost of goods sold
T&D Solutions	9,522	8,374
Critical Power Solutions	9,895	9,859
Consolidated	19,417	18,233
Gross profit	1,165	1,894
Selling, general and administrative expenses	12,681	9,494
Depreciation and amortization expense	237	1,525
Total operating expenses	12,918	11,019
Operating loss from continuing operations	(11,753)	(9,125)
Interest expense	396	916
Gain on sale of subsidiaries	4,207	—
Other expense	2,817	64
Loss before taxes	(10,759)	(10,105)
Income tax expense (benefit)	1,278	(796)
Net loss from continuing operations	(12,037)	(9,309)
Discontinued operations (Note 7)
(Loss) income from operations of discontinued business units	(2,351)	4,744
Gain on sale of discontinued subsidiaries	13,686	—
Income tax expense	737	1,099
Income from discontinued operations, net of income taxes	10,598	3,645
Net loss	$(1,439)	$(5,664)

Backlog. Our order backlog at December 31, 2019 was $15.9 million, as compared to $15.7 million at December 31, 2018 for continuing operations. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2020. The following table represents the progression of our backlog, by reporting segment, for the periods ended as indicated:

	December 31,
	2019	2018
T&D Solutions	$6,450	$9,486
Critical Power Solutions	9,406	6,171
Order backlog	$15,856	$15,657
Discountinued Operation	—	31,834
Total order backlog	$15,856	$47,491

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2019	2018	Variance	%
T&D Solutions
Switchgear	$8,985	$8,747	$238	2.7
	8,985	8,747	238	2.7
Critical Power Solutions
Equipment	1,416	1,580	(164)	(10.4)
Service	10,181	9,800	381	3.9
	11,597	11,380	217	1.9
Total revenue	$20,582	$20,127	$455	2.3

For the year ended December 31, 2019, our consolidated revenue increased by $455, or 2.3% to $20.6 million, up from $20.1 million during the year ended December 31, 2018.

T&D Solutions. Revenue from our switchgear product lines increased by $238, or 2.7%, as result of increased sales of our transfer switches.

Critical Power. Revenue for our equipment sales decreased by $164, or 10.4%, driven by our decision to concentrate our efforts on service revenue, which provides higher profit margins. The increase in service revenue of $381, or 3.9% is further confirmation of this strategy.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2019	2018	Variance	%
T&D Solutions
Gross profit	$(537)	$373	$(910)	(244.0)
Gross margin %	(6.0)	4.3	(10.3)

Critical Power Solutions
Gross profit	1,702	1,521	181	11.9
Gross margin %	14.7	13.4	1.3

Consolidated gross profit	$1,165	$1,894	$(729)	(38.5)
Consolidated gross margin %	5.7	9.4	(3.7)

For the year ended December 31, 2019, our gross margin percentage was 5.7% of revenues, compared to 9.4% during the year ended December 31, 2018. The 3.7% reduction in our consolidated gross margin percentage is explained predominantly by the results of our T&D Solutions segment.

T&D Solutions. The reduction in our T&D Solutions gross margin resulted primarily from taking on lower margin jobs, providing customer discounts and an increase in wage rates for our skilled labor force. Gross profit for the year ended December 31, 2019 also includes write downs of inventory amounting to $414.

Critical Power. The 11.9% increase in our Critical Power segment gross margin was driven primarily by increased sales of service which provide higher margins than our equipment sales.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2019	2018	Variance	%
T&D Solutions
Selling, general and administrative expense	$2,539	$4,225	$(1,686)	(39.9)
Depreciation and amortization expense	67	241	(174)	(72.2)
Segment operating expense	$2,606	$4,466	$(1,860)	(41.6)

Critical Power Solutions
Selling, general and administrative expense	$5,161	$1,625	$3,536	217.6
Depreciation and amortization expense	122	1,222	(1,100)	(90.0)
Segment operating expense	$5,283	$2,847	$2,436	85.6

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$4,981	$3,644	$1,337	36.7
Depreciation expense	48	62	(14)	(22.6)
Segment operating expense	$5,029	$3,706	$1,323	35.7

Consolidated
Selling, general and administrative expense	$12,681	$9,494	$3,187	33.6
Depreciation and amortization expense	237	1,525	(1,288)	(84.5)
Consolidated operating expense	$12,918	$11,019	$1,899	17.2

Selling, General and Administrative Expense. For the year ended December 31, 2019, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $3.2 million, or 33.6%, to $12.7 million, as compared to $9.5 million during the year ended December 31, 2018. As a percentage of our consolidated revenue, selling, general and administrative expense increased to 61.6% in 2019, as compared to 47.2% in 2018.

The selling, general and administrative expense in our T&D Solutions segment decreased by $1.7 million, or 39.9%, during the year ended December 31, 2019, as compared to 2018 primarily due to lower intangible impairment write-offs and payroll related costs.

The selling, general and administrative expense in our Critical Power segment increased by $3.5 million, or 217.6% as compared to 2018 primarily due to an increase in intangible impairment write-offs and legal costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases and excludes amounts included in cost of sales. Depreciation and amortization expense decreased by $1.3 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an intangible asset becoming fully amortized in our Critical Power segment.

Operating Loss

The following table represents our operating loss by reportable segment for the periods indicated:

	For the Year Ended
	December 31,
	2019	2018	Variance	%
T&D Solutions	$(3,143)	$(4,093)	$950	(23.2)
Critical Power Solutions	(3,581)	(1,326)	(2,255)	(170.1)
Unallocated Corporate Overhead Expenses	(5,029)	(3,706)	(1,323)	(35.7)
Total operating loss	$(11,753)	$(9,125)	$(2,628)	28.8

T&D Solutions.  Operating loss from this segment decreased by $950 in 2019 compared to 2018, due to a decrease in intangible impairment expense of $1.4 million, offset by an increase in legal expense in 2019.

Critical Power. The Critical Power segment operating loss increased by $2.3 million during 2019 from 2018 due primarily to a goodwill impairment of $3.0 million, offset by lower amortization of intangible assets in 2019.

General Corporate Expense. Our general corporate expenses consist primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the year ended December 31, 2019, our unallocated corporate overhead expense increased by $1.3 million, primarily from increased payroll related expenses.

Non-Operating Expense

Interest Expense. For the year ended December 31, 2019, our interest expense was $396, as compared to $916 for the year ended December 31, 2018. The net decrease in our interest expense was due to the retirement of our bank indebtedness with the proceeds from the sale of the transformer business units in August 2019.

Other Expense. Other expense in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the year ended December 31, 2019, other non-operating expense was $2.8 million, as compared to $64 during the year ended December 31, 2018. For the year ended December 31, 2019, included in other non-operating expense was a loss of $2.8 million related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub.

Provision for Income Taxes. Our provision reflects an effective tax rate on loss before taxes of (11.9)% in 2019, as compared to 7.9% in 2018, as set forth below:

	For the Year Ended
	December 31,
	2019	2018	Variance
Loss before income taxes	$(10,759)	$(10,105)	$(654)
Income tax expense (benefit)	1,278	(796)	2,074
Effective income tax rate %	(11.9)	7.9	(19.8)

Net Loss per Share from Continuing Operations

We generated a net loss from continuing operations of $12.0 million for the year ended December 31, 2019, as compared to net loss from continuing operations of $9.3 million during the year ended December 31, 2018. In 2019, our net loss from continuing operations per basic and diluted share was $1.38, as compared to a net loss from continuing operations per basic and diluted share of $1.07 during the year ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

General. As of December 31, 2019, we had $8.2 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities, bank borrowings under our revolving credit facilities and distributions between our U.S. and foreign subsidiaries. Our cash requirements have been generally for operating activities, capital improvements and acquisitions.

Cash (Used in)/ Provided by Operating Activities. Cash used in our operating activities was $5.6 million during the year ended December 31, 2019, as compared to cash provided of $2.2 million during the year ended December 31, 2018. The increase in cash used in operations during the year ended December 31, 2019 occurred as a result of an increase of cash used for working capital when compared to the year ended December 31, 2018.

Cash Provided by Investing Activities. Cash provided by investing activities during the year ended December 31, 2019 was $39.8 million generated primarily from the completion of the Equity Transaction, as compared to cash provided by investing activities of $173 during the year ended December 31, 2018. During the year ended December 31, 2019, additions to our property, plant and equipment were $153.

Cash Used in Financing Activities. Cash used in our financing activities was $26.2 million during the year ended December 31, 2019, as compared to $3.4 million of cash used in financing activities during the year ended December 31, 2018. The primary use of cash in financing activities for the year ended December 31, 2019 was for repayment of debt.

Working Capital/ (Deficit). As of December 31, 2019, we had working capital of $10.1 million, including $8.2 million of cash and cash equivalents, compared to a working capital deficit of $5.5 million, including $211 of cash and cash equivalents at December 31, 2018. At December 31, 2019, we no longer had a revolving credit facility as it was paid in full in August 2019 with the proceeds from the sale of the transformer business units. At December 31, 2018, we had $388 of available and unused borrowing capacity from our revolving credit facilities.

Assessment of Liquidity. At December 31, 2019, we had $8.2 million of cash and cash equivalents on hand generated primarily from the completion of the Equity Transaction. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions. As all outstanding amounts under our credit facilities have been paid in full with the proceeds from the Equity Transaction during the year ended December 31, 2019, we expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities and capital improvements.

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

Our U.S. Facilities, as amended and restated, provided for up to $19.1 million USD consisting of a $14.0 million USD demand revolving credit facility (“USD Facility A”) to finance ongoing operations, a $5.0 million USD term loan facility (“USD Facility B”) that financed the acquisition of Titan, and a new $100 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance our day-to-day business expenses and for no other purpose. The 2017 US ARCA Amendment increased the USD Facility A to $15.0 million, increasing the total amount of loans available under the U.S. Facilities to $20.1 million USD. A ll outstanding amounts under USD Facilities A and B were paid in full on August 16, 2019, using proceeds from the Equity Transaction, and the underlying debt agreements were terminated.

Capital Expenditures

Our additions to property, plant and equipment were $153 during the year ended December 31, 2019, as compared to $589 during the year ended December 31, 2018. We have no major future capital projects planned, or significant replacement spending anticipated during the rest of 2019. Additions were a result of supporting the day to day needs of the Company.

Capital Lease Obligations

As of December 31, 2019 and December 31, 2018, we had an immaterial amount of capital lease obligations outstanding that were assumed in connection with the acquisition of Titan.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We have various insurance policies, including cybersecurity, covering risks in amounts that we consider adequate. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. We predominately sell to customers in the industrial production and commercial construction markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets. For a further discussion of factors that may affect future operating results see the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

New Accounting Pronouncements

The information required by this Item is provided in “Note 2. Summary of Significant Accounting Policies” to our audited financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K.

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”. This standard was established to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company recorded an impairment charge of $3.0 million to the goodwill at the TESI business unit in 2019, partially as a result of the loss of the Verizon agreement, which is recorded in continuing operations within selling, general, and administrative expense.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU is effective for all annual and interim periods beginning December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact but does not anticipate there will be an impact of the adoption of this standard on its results of a material impact to the consolidated financial statements once implemented.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Pioneer Power Solutions, Inc.

Fort Lee, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 30, 2020

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Year Ended
	December 31,
	2019	2018
Revenues	$20,582	$20,127
Cost of goods sold	19,417	18,233
Gross profit	1,165	1,894
Operating expenses
Selling, general and administrative	12,918	11,019
Total operating expenses	12,918	11,019
Loss from continuing operations	(11,753)	(9,125)
Interest expense	396	916
Gain on sale of subsidiaries	4,207	—
Other expense	2,817	64
Loss before taxes	(10,759)	(10,105)
Income tax expense (benefit)	1,278	(796)
Net loss from continuing operations	(12,037)	(9,309)
Discontinued operations (Note 7)
(Loss) income from operations of discontinued business units	(2,351)	4,744
Gain on sale of discontinued subsidiaries	13,686	—
Income tax expense	737	1,099
Income from discontinued operations, net of income taxes	10,598	3,645
Net loss	$(1,439)	$(5,664)

Earnings (loss) per share:
Basic
Loss from continuing operations	$(1.38)	$(1.07)
Income from discontinued operations	1.21	0.42
Net loss	$(0.17)	$(0.65)

Diluted
Loss from continuing operations	$(1.38)	$(1.07)
Income from discontinued operations	1.21	0.42
Net loss	$(0.17)	$(0.65)

Weighted average common shares outstanding:
Basic	8,726	8,726
Diluted	8,726	8,726

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Year Ended
	December 31,
	2019	2018
Net loss	$(1,439)	$(5,664)
Other comprehensive income (loss)
Foreign currency translation adjustments	4,766	(161)
Amortization of net prior service costs and net actuarial losses, net of tax	1,145	62
Other comprehensive income (loss)	5,911	(99)
Comprehensive income (loss)	$4,472	$(5,763)

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$8,213	$211
Short term investments	936	—
Accounts receivable, net	3,716	3,384
Insurance receivable	1,800	—
Inventories, net	4,554	3,678
Prepaid expenses and other current assets	795	1,996
Current assets of discontinued operations	—	37,656
Total current assets	20,014	46,925
Property, plant and equipment, net	640	878
Deferred income taxes	—	2,837
Other assets	7,465	3,098
Intangible assets, net	—	124
Goodwill	—	2,969
Assets of discontinued operations	—	15,681
Total assets	$28,119	$72,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$374	$78
Revolving credit facilities	—	20,755
Accounts payable and accrued liabilities	7,533	7,257
Deferred revenue	1,441	1,695
Current maturities of long-term debt	—	1,174
Income taxes payable	543	95
Current liabilities of discontinued operations	—	21,362
Total current liabilities	9,891	52,416
Long-term debt, net of current maturities	—	2,619
Other long-term liabilities	1,793	1,599
Deferred income taxes	—	1,592
Long-term liabilities of discontinued operations	—	2,335
Total liabilities	11,684	60,561
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on December 31, 2019 and 2018	9	9
Additional paid-in capital	23,978	23,966
Accumulated other comprehensive income (loss)	14	(5,897)
Retained earnings (accumulated deficit)	(7,566)	(6,127)
Total stockholders’ equity	16,435	11,951
Total liabilities and stockholders’ equity	$28,119	$72,512

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2019	2018
Operating activities
Net loss	$(1,439)	$(5,664)
Depreciation	607	1,222
Amortization of intangible assets	150	1,460
Amortization of right-of-use assets	680	622
Amortization of debt issuance cost	43	75
Amortization of imputed interest	(166)	—
Deferred income tax expense (benefit)	1,245	(329)
Change in receivable reserves	3,093	(350)
Change in inventory reserves	361	241
Inventory write-off from flood damage	2,688	—
Gain on sale of subsidiaries	(17,893)	—
Insurance receivable	(1,800)	—
Unrealized loss on short term investments	2,750	—
Accrued pension	114	(55)
Stock-based compensation	12	165
Other	—	21
Intangible asset impairment	83	1,350
Goodwill impairment	2,969	—
Foreign currency remeasurement loss	(100)	42
Changes in current operating assets and liabilities:
Accounts receivable	1,855	(1,373)
Inventories	(1,145)	(2,118)
Prepaid expenses and other assets	(250)	(708)
Income taxes	827	(93)
Accounts payable and accrued liabilities	(3)	8,323
Customer deposits and deferred revenue	(254)	(678)
Net cash (used in)/provided by operating activities	(5,573)	2,153

Investing activities
Additions to property, plant and equipment	(153)	(589)
Proceeds from sale of subsidiairies, net	39,923	—
Proceeds from sale of fixed assets	—	762
Net cash provided by investing activities	39,770	173

Financing activities
Bank overdrafts	(1,439)	699
Short term borrowings	—	(5,430)
Borrowing under debt agreement	15,329	40,599
Repayment of debt	(40,070)	(38,848)
Payment of debt issuance cost	(15)	(18)
Write-off of notes receivable	600	—
Principal repayments of financing leases	(635)	(414)
Net cash used in financing activities	(26,230)	(3,412)

Increase (decrease) in cash and cash equivalents	7,966	(1,086)
Effect of foreign exchange on cash and cash equivalents	36	1,079
Cash and cash equivalents
Beginning of period	211	218
End of period	$8,213	$211

Supplemental cash flow information:
Interest paid	1,106	2,603
Income taxes paid, net of refunds	477	587
Non-cash investing and financing activities:
Securities received for sale of subsidiary	4,207	—
Notes receivable recognized upon Equity Transaction	4,929	—

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

				Accumulated		Accumulated
			Additional	other compre-	Cash	deficit/	Total
	Common Stock		paid-in	hensive	Dividend	Retained	stockholders'
	Shares	Amount	capital	income (loss)	Declared	Earnings	equity
Balance - December 31, 2017	8,726,045	$9	$23,801	$(5,798)	$—	$(463)	$17,549
Net loss	—	—	—	—	—	(5,664)	(5,664)
Stock-based compensation	—	—	165	—	—	—	165
Foreign currency translation adjustment	—	—	—	(161)	—	—	(161)
Pension adjustment, net of taxes	—	—	—	62	—	—	62
Balance - December 31, 2018	8,726,045	$9	$23,966	$(5,897)	$—	$(6,127)	$11,951

Balance - December 31, 2018	8,726,045	9	23,966	(5,897)	—	(6,127)	11,951
Net loss	—	—	—	—	—	(1,439)	(1,439)
Stock-based compensation	—	—	12	—	—	—	12
Foreign currency translation adjustment	—	—	—	4,766	—	—	4,766
Pension adjustment, net of taxes	—	—	—	1,145	—	—	1,145
Balance - December 31, 2019	8,726,045	$9	$23,978	$14	$—	$(7,566)	$16,435

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

Segments

In determining operating and reportable segments in accordance with ASC 280, Segment Reporting (“ASC 280”), the Company concluded that it has two reportable segments, which are also our operating segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions. Financial information about the Company’s segments is presented in Note 17 – Business Segment, Geographic and Customer Information.

Sale of Transformer Business Units

On June 28, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek (Chief Executive Officer of the Company), Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for a purchase price of $68.0 million. Included in the purchases price, the Company received two subordinated promissory notes, issued by the Buyer, in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.7 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.3 million. The Company has revalued the notes for an appropriate imputed interest rate, resulting in a reduction to the value of the notes at December 31, 2019 of $651, for a carrying value of $5.1 million, which is included within other long term assets as of December 31, 2019. After certain adjustments and expenses of sale, the Company received net consideration from the sale of $45.2 million. Subsequent to finalizing the working capital adjustment during the fourth quarter of 2019 the gain recognized on the Equity Transaction amounted to $13.7 million and is reflected within discontinued operations.

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

For presentation within these statements, the Disposed Companies are being presented as discontinued operations for all periods presented.

Presentation

The accompanying audited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of December 31, 2019. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the audited consolidated financial statements have been included.

These audited consolidated financial statements include the accounts of Pioneer and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2019, we had $8.2 million of cash and cash equivalents on hand, generated primarily from the completion of the Equity Transaction, and working capital of $10.1 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions. As all outstanding amounts under our credit facilities have been paid in full with the proceeds from the Equity Transaction during the year ended December 31, 2019, we expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities and capital improvements.

During the quarter ended September 30, 2019 the Company declared a cash dividend of approximately $12 million in the aggregate which was subsequently enjoined by ruling of the courts in connection with the litigation with Myers Power Products, Inc. As a result of the court order, the cash dividend was cancelled by the Company during the fourth quarter of 2019. However, the timing and amount of future dividends could require the Company to seek capital funding to support its ongoing operations as the Company’s historical credit arrangements were terminated in connection with the Equity Transaction.

There are two appeals pending in the California Court of Appeals for the Second Appellate District in connection with the litigation with Myers Power Products, Inc., which includes an appeal of an order modifying a previously issued preliminary injunction and an order enjoining the Company to obtain and post a $12 million bond in connection with the modified preliminary injunction. While the Company intends to defend itself vigorously, due to the uncertainties of litigation, the Company can give no assurance that it will prevail on the appeals which could have an adverse impact on the Company’s financial position. These appeals are currently scheduled to be heard later in calendar year 2021, after the underlying case is likely to be heard and decided. See Note 13 for further discussion.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include allowance for doubtful accounts receivable, inventory provision, useful lives and impairment of long-lived assets, income tax provision, and goodwill impairment.

Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Revenue Recognition

Revenue is recognized when (1) a contract with a customer exists , (2) performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer , (3) the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer , (4) the transaction price is allocated  to the performance obligations in the contract and (5) the Company satisfies performance obligations . Substantially all of our revenue is recognized at a point of time, as the promised product passes to the customer. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered.

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short -term in nature or carry interest rates which are periodically adjusted to market rates. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value.

The carrying amount reported in the consolidated balance sheet for shares held in CleanSpark, Inc., which are accounted for in accordance with the adoption of ASU 2016-01, of $936 included within short term investment approximates fair value as the asset has a readily determinable market value and as such it is considered a Level 1 asset. The estimated fair value of the warrants held in CleanSpark, Inc. of approximately $531 is considered a Level 3 asset due to unobservable inputs.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, demand deposits and investments with an original maturity at the date of purchase of three months or less.

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written off when it receives them. Management considers the Company’s allowance for doubtful accounts, which was $77 and $123 as of December 31, 2019 and 2018, respectively, sufficient to cover any exposure to loss in its accounts receivable.

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

The Company tests its goodwill and indefinite-lived intangible asset for impairment at least annually (as of October 1) and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of its segments; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, the indefinite-lived intangible assets and the Company’s consolidated financial results. As described in Note 11, the Company recorded impairment charges of $83 for intangible assets and $3.0 million against goodwill in 2019 and $870, $377 and $103 against technology-related industry accreditation, customer relationships and non-complete agreements, respectively, in 2018.

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

As of December 31, 2019, the Company has written the value of all of its goodwill and intangible assets to zero because the Company determined they were impaired.

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax asset recorded as of December 31, 2019 and 2018 is realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s tax filings are subject to audit by various taxing authorities.

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

Additionally, ASC 740 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. See Note 16 ‒ Income Taxes.

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

Inventories

Inventories are stated at the lower of cost or net realizable value using first-in, first-out (FIFO) or weighted-average methods and include the cost of materials, labor and manufacturing overhead. The Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or market. The Company estimates are based on market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory. See Note 8 - Inventories.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. (See Note 18 ‒ Basic and Diluted Net Loss Per Share).

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

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, notes receivable in connection with the Equity Transaction, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short -term in nature or carry interest rates which are periodically adjusted to market rates. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value.

The carrying amount reported in the consolidated balance sheet for shares held in CleanSpark, Inc. of $936 included within short term investment approximates fair value as the asset has a readily determinable market value and as such it is considered a Level 1 asset. The estimated fair value of the warrants held in CleanSpark, Inc. of approximately $531 is considered a Level 3 asset due to unobservable inputs.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s financial statements.

Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU is effective for all annual and interim periods beginning December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact but does not anticipate there will be an impact of the adoption of this standard on its results of a material impact to the consolidated financial statements once implemented.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Since then, the FASB has also issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principals versus Agent Considerations, ASU 2016-04, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, and ASU 2017-13 Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Recession of Prior SEC Staff Announcements and Observer Comments, which further elaborate on the original ASU No. 2014-09. The core principle of these updates is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a one-year deferral of the effective date to January 1, 2018, with early adoption to be permitted as of the original effective date of January 1, 2017. Once this standard becomes effective, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures) (the “modified retrospective approach”).  We completed a review of our various revenue streams within our two reportable segments, T&D Solutions and Critical Power. We have gathered data to quantify the amount of sales by type of revenue stream and categorized the types of sales for our business units for the purpose of comparing how we currently recognize revenue to the new standard in order to quantify the impact of this ASU. We have made policy elections within the amended standard that are consistent with our current accounting. We adopted ASU 2014-09 in our first quarter of 2018 using the modified retrospective approach. We have performed a quantitative assessment of adopting ASU 2014-09 and concluded that there was no material impact to our financial statements other than enhanced disclosures and no changes to the opening retained earnings.

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

At the effective date of the Merger, all of the issued and outstanding shares of common stock of PCPI, par value $0.01 per share, were converted into the right to receive (i) 175,000 shares of common stock, par value $0.001 per share (“CleanSpark Common Stock”), of CleanSpark, (ii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $16.00 per share, and (iii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $20.00 per share.

The Merger Agreement also contains representations, warranties and covenants of the parties customary for transactions similar to those entered into by the Merger Agreement. Such representations and warranties are made solely for purposes of the Merger Agreement and, in some cases, may be subject to qualifications and limitations agreed to by the parties in connection with the negotiated terms of the Merger Agreement and may have been qualified by disclosures that were made in connection with the parties’ entry into the Merger Agreement. The share quantities and exercise prices of warrants reflect the 10:1 stock split completed by CleanSpark in December 2019.

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

From the date of sale through December 31, 2019, the estimated fair value of the warrants and CleanSpark common stock decreased to $1.4 million and an unrealized mark to market loss of $2.8 million was recognized within other expense for the period ended December 31, 2019. The PCPI entity was a dormant business unit at the time of this sale; therefore this sale has no impact to the discontinued operations presented within the financial statements. See Note 1 for details related to the sale of the Transformer business.

4. FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value standard also establishes a three level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.
●	Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.
●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

At December 31, 2019, the Company’s financial instruments included the right to receive (i) 175,000 shares of common stock, par value $0.001 per share, of CleanSpark Common Stock, (ii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $16.00 per share, and (iii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $20.00 per share. The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, receivables, inventories, accounts payable and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The share quantities and exercise prices of warrants reflect the 10:1 stock split completed by CleanSpark in December 2019.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2019 Fair Value Measurements Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Common shares	$936	$—	$—
Warrants	—	—	531

Level 3 Valuation

The warrant asset (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised. The fair value of the warrant asset is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant asset as of December 31, 2019, include (i) volatility of 282%, (ii) risk free interest rate of 1.66%, (iii) strike price ($16.00 and $20.00), (iv) fair value of common stock ($5.40), and (v) expected life of 4.07 years.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the CleanSpark warrants for the year ended December 31, 2019:

CleanSpark Warrants
Balance at December 31, 2018	$—
Issuance of warrants	1,479
Change in fair value	(948)
Balance at December 31, 2019	$531

No other changes in valuation techniques or inputs occurred during the year ended December 31, 2019. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2019.

5. REVENUES

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

The Company adopted ASC 606 using the modified retrospective method.

Nature of our products and services

Our principal products and services include custom-engineered engine-generator sets and controls, complemented by a national field-service network to maintain and repair power generation assets.

Products

We provide switchgear that helps customers effectively and efficiently manage their electrical power distribution systems to desired specifications.

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

Substantially all of our revenue from the sale of switchgear and power generation equipment is recognized at a point of time. Revenues are recognized at the point in time that the customer obtains control of the good which is when it has taken title to the products and has assumed the risks and rewards of ownership specified in the purchase order or sales agreement. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered.

The following table presents our revenues disaggregated by revenue discipline:

	For the Year Ended
	December 31,
	2019	2018
Products	$10,401	$10,327
Services	10,181	9,800
Total Revenue	$20,582	$20,127

See Note 17 – Business Segment, Geographic and Customer Information.

6. OTHER EXPENSE

Other expense in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the year ended December 31, 2019, other expense was $2.8 million, as compared to $64 during the year ended December 31, 2018. For the year ended December 31, 2019, included in other expense was a loss of $2.8 million related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub.

7. DISCONTINUED OPERATIONS

A discontinued operation is a component of the Company’s business that represents a separate major line of business that had been disposed of or is held for sale. Classification as a discontinued operation occurs upon disposal or when the operation meets the criteria to be classified as held for sale, if earlier. When an operation is classified as a discontinued operation, the comparative Consolidated Statement of Operations, Consolidated Statement of Cash Flows, and Consolidated Balance Sheets are presented as if the operation had been discontinued from the start of the comparative year. Based upon the authoritative guidance, the Company concluded that the operations of the liquid-filled and dry-type transformer business should be presented as discontinued operations as of December 31, 2019.

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

Consideration

The consideration paid by the Buyer in the Equity Transaction is a base cash purchase price of $60.5 million, as well as the issuance by the Buyer of two subordinated promissory notes to Pioneer Power in the principal amounts of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”), in each case subject to adjustment pursuant to the terms of the Stock Purchase Agreement. Pursuant to the terms of the Stock Purchase Agreement, the Seller Notes will bear interest at an annualized rate of 4.0%, to be paid-in-kind annually, and will have a maturity date of December 31, 2022. In addition, pursuant to the terms of the Stock Purchase Agreement, as amended, the Buyer may set-off on a dollar-for-dollar basis any indemnifiable losses the Buyer suffers as a result of certain actions or omissions by Pioneer Power or the Disposed Companies against the first Seller Note in the aggregate principal amount of $5.0 million, and such right of set-off is the Buyer’s sole source of recovery with respect to losses resulting from inaccuracies or breaches of the Company’s representations and warranties, except for breaches of certain fundamental warranties, claims of fraud and breaches of representations, warranties or covenants relating to taxes, and claims for certain specific indemnities. No such losses are expected as of December 31, 2019.

During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.7 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.3 million. The Company has revalued the notes for an appropriate imputed interest rate, resulting in a reduction to the value of the notes at December 31, 2019 of $651, for a carrying value of $5.1 million, which is included within other long term assets as of December 31, 2019. After certain adjustments and expenses of sale, the Company received net consideration from the sale of $45.2 million. Subsequent to finalizing the working capital adjustment during the fourth quarter of 2019 the gain recognized on the Equity Transaction amounted to $13.7 million and is reflected within discontinued operations.

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

The indemnification obligations of Pioneer Power with respect to Losses of the Buyer resulting from inaccuracies or breaches of the Company’s representations and warranties, except for breaches of certain fundamental warranties, claims of fraud and breaches of representations, warranties or covenants relating to taxes, and claims for certain specific indemnities, are subject to (i) a true deductible equal to $330,000, (ii) a cap equal to $330,000, and (iii) a per-claim threshold amount of $50,000, and any such Losses shall be satisfied solely through a set-off to the first Seller Note with the principal amount of $3.3 million.  In addition, the indemnification rights of the Buyer with respect to Interim Breaches are subject to a cap equal to $5.0 million, and the indemnification rights of the Buyer with respect to Losses resulting from certain legal matters are subject to a true deductible equal to $150,000 and a cap equal to $3.3 million.

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

The components of assets and liabilities that are attributable to discontinued operations are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Assets of discontinued operations:
Accounts receivable - trade, net	$—	$12,944
Inventories, net	—	23,632
Income taxes receivable	—	566
Prepaid expenses	—	514
Property, plant and equipment, net	—	4,406
Right of use asset	—	2,124
Deferred income taxes	—	134
Intangible assets, net	—	3,460
Goodwill	—	5,557
Assets of discontinued operations	$—	$53,337

Liabilities of discontinued operations:
Bank overdrafts	$—	$1,690
Accounts payable and accrued liabilities	—	18,894
Income taxes payable	—	778
Pension deficit	—	148
Other long-term liabilities	—	2,187
Liabilities of discontinued operations	$—	$23,697

During the quarter ended June 30, 2019 the Company’s Reynosa Facility was damaged by a flood resulting in damages to inventory. This loss has been partially offset by $2.4 million of insurance proceeds that the Company expects to receive. The Company received $600 of these insurance proceeds during the year ended December 31, 2019, and $1.4 million of these insurance proceeds were received subsequent to year-end. While the net loss on inventory damaged amounting to approximately $782 has been reflected within the Cost of goods sold in discontinued operations, the corresponding insurance receivable of $1.8 million has been recognized as an asset from continuing operations as of December 31, 2019. The amount of damaged inventory and insurance proceeds are based upon management’s best estimate, and the actual amount of damaged inventory and insurance proceeds may differ from such estimates.

During the year ended December 31, 2019, the Company determined that there was substantial doubt over our ability to collect $2.3 million due from our former Asian manufacturing partner as the Company no longer retains a relationship with this entity subsequent to the sale of the Transformer business. While the Company will continue to pursue collection of the amount, based upon discussions with the supplier during the year ended December 31, 2019, the recognition of a reserve was deemed appropriate.

The following table presents the discontinued operations of the liquid-filled and dry-type transformer manufacturing businesses in the Consolidated Statement of Operations (in thousands):

	Year Ended December 31,
	2019	2018
Revenues	$46,631	$86,263
Costs and Expenses
Cost of goods sold	39,915	68,906
Selling, general and administrative	9,207	10,445
Foreign exchange gain	(834)	(337)
Interest expense	653	1,745
Other expense	41	760
Total costs and expenses	48,982	81,519
Gain on sale of discontinued subsidiaries	13,686	—
Income before provision for income taxes	11,335	4,744
Income tax expense	737	1,099
Income from discontinued operations, net of income taxes	$10,598	$3,645

Depreciation, capital expenditures, and significant non cash items of the discontinued operations by period were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Depreciation and amortization	$756	$1,207
Capital expenditures	117	432
Write-off of receivables	2,876	—

8. INVENTORIES

The components of inventories are summarized below:

	December 31,
	2019	2018
Raw materials	$2,309	$2,049
Work in process	2,628	1,949
Finished goods	46	46
Provision for excess and obsolete inventory	(429)	(366)
Total inventories	$4,554	$3,678

Inventories are stated at the lower of cost or a net realizable value determined on a FIFO method. Included in work in process at December 31, 2019 and December 31, 2018 are goods in transit of approximately $0 and $120, respectively. Also included in work in process at December 31, 2019 and December 31, 2018 is a net realizable value reserve of approximately $418 and $0, respectively. The net realizable value adjustment of $418 was recognized through cost of goods sold of the T&D Solutions segment during the year ended December 31, 2019.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	December 31,
	2019	2018
Machinery and equipment	$1,225	$1,219
Furniture and fixtures	205	205
Computer hardware and software	682	682
Leasehold improvements	337	312
	2,449	2,418
Less: Accumulated depreciation	(1,809)	(1,540)
Total property, plant and equipment, net	$640	$878

Depreciation expense was $269 and $352 for the period ended December 31, 2019 and 2018, respectively.

10. OTHER ASSETS

Included in other assets at December 31, 2019 and December 31, 2018 are right-of-use assets, net, of $1.8 million and $2.2 million, respectively, related to our lease obligations.

In December 2011 and January 2012, the Company made two secured loans, each in the amount of $300 to a developer of a renewable energy project in the U.S, secured by assets of the developer. The promissory notes accrue interest at a rate of 4.5% per annum with a final payment of all unpaid principal and interest becoming fully due and payable upon the earlier to occur of (i) the four year anniversary of the issuance date of the promissory notes, or (ii) an event of default. As defined in the promissory notes, an event of default includes, but is not limited to, the following: any bankruptcy, reorganization or similar proceeding involving the borrower, a sale or transfer of substantially all the assets of the borrower, a default by the borrower relating to any indebtedness due to third parties, the incurrence of additional indebtedness by the borrower without the Company’s written consent and failure of the borrower to perform its obligations pursuant to its other agreements with the Company, including its purchase order for pad mount transformers. The Company has determined that the probability of recovering the secured loans is unlikely, and has written-off the balance of $600 during the year ended December 31, 2019.

As a result of the Company entering into the Stock Purchase Agreement on June 28, 2019, as amended (see Note 3 – Divestitures), we have received two subordinated promissory notes in the aggregate principal amount of $7.5 million, subject to certain adjustments. The subordinated promissory notes accrue interests at a rate of 4.0% per annum with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. The Company determined the fair value of the notes based on market conditions and prevailing interest rates. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.7 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.3 million. The Company has revalued the notes for an appropriate imputed interest rate, resulting in a reduction to the value of the notes at December 31, 2019 of $651, for a carrying value of $5.1 million.

Other assets are summarized below:

	December 31,
	2019	2018
Right of use assets	$1,806	$2,207
Notes receivable, net	5,096	865
CleanSpark warrants	531	—
Deposits	32	26
Other assets	$7,465	$3,098

11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested at the reporting unit level annually and if necessary, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

In 2018, the Company determined certain definite lived intangible assets within the switchgear reporting unit had carrying values that exceeded its fair value. As a result, the Company recorded impairment charges of $870, $377 and $103 against technology-related industry accreditation, customer relationships and non-complete agreements, respectively. During 2019, the Company recorded impairment charges of $83 against internally developed software during 2019 in its Critical Power segment.

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

The goodwill impairment test was performed as of October 1, 2019 and involves significant estimates. The Company recorded an impairment charge of $3.0 million to the remaining goodwill at the TESI business unit in 2019, based in part by the loss of the Verizon agreement, which is recorded in continuing operations within selling, general, and administrative expense. The Company recorded no impairment to goodwill during the year ended December 31, 2018.

Changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2019 and 2018 are as follows:

	Critical Power Segment	Total Goodwill
Gross Goodwill:
Balance as of January 1, 2018	$2,969	$2,969
No activity	—	—
Balance as of December 31, 2018	$2,969	$2,969
Accumulated impairment losses:
Balance as of January 1, 2018	$—	$—
Impairment charges	—	—
Balance as of December 31, 2018	$—	$—

Net Goodwill	$2,969	$2,969

Gross Goodwill:
Balance as of January 1, 2019	$2,969	$2,969
No activity	—	—
Balance as of December 31, 2019	$2,969	$2,969
Accumulated impairment losses:
Balance as of January 1, 2019	$—	$—
Impairment charges	(2,969)	(2,969)
Balance as of December 31, 2019	$(2,969)	$(2,969)

Net Goodwill	$—	$—

Changes in intangible asset balances for the years ended December 31, 2019 and 2018 consisted of the following:

	Critical Power	Total
	Solutions	Intangible
	Segment	Assets
Balance as of January 1, 2018	$1,245	$1,245
Amortization	(1,121)	(1,121)
Foreign currency translation	—	—
Balance as of December 31, 2018	$124	$124
Amortization	(41)	(41)
Impairment charges	(83)	(83)
Foreign currency translation	—	—
Balance as of December 31, 2019	$—	$—

The components of intangible assets at December 31, 2019 are summarized below:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Foreign Currency Translation	Net Book Value
Internally developed software	7	289	(206)	(83)	—	—
Total intangible assets		$289	$(206)	$(83)	$—	$—

(a)

During 2019, the Company recorded impairment charges to internally developed software intangible asset of the Critical Power business upon determining that the carrying value of these assets was not recoverable.

The components of intangible assets at December 31, 2018 are summarized below:

	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Foreign Currency Translation	Net Book Value
Customer relationships	7 (b)	$7,202	$(6,175)	$(377)	$—	$650
Non-compete agreements	4 (b)	705	(587)	(103)	—	15
Trademarks	Indefinite	1,816	—	—	—	1,816
Internally developed software	7	289	(165)	—	—	124
Developed technology	10	492	(197)	—	—	295
Technology-related industry accreditations	Indefinite (b)	1,576	—	(870)	(22)	684
Total intangible assets		$12,080	$(7,124)	$(1,350)	$(22)	$3,584

(b)

During 2018, the Company recorded impairment charges to customer relationships, non-compete agreements and technology-related industry accreditations intangible assets of the switchgear business upon determining that the carrying value of these assets was not recoverable.

12. DEBT

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

Our Canadian Facilities provided for up to $8.2 million Canadian dollars (“CAD”) (approximately $6.3 million expressed in U.S. dollars) consisting of a revolving $7.0 million CAD revolving credit facility (“Facility A”) to finance ongoing operations, a $471 CAD term credit facility (“Facility B”) that financed a plant expansion, and a $712 USD Facility (“Facility C”) that financed a business acquisition and the purchase and expansion of its manufacturing facilities. The 2017 CAD ARCA Amendment increased the Facility A to $8.0 million CAD, increasing the total amount of loans available under the Canadian Facilities to $9.2 million CAD. We made the final principal payment under Facility B on April 30, 2018, and the outstanding principal balance under Facility C with proceeds received from the sale of the Farnham, Quebec, Canada, building in December 2018. A ll outstanding amounts under Facility A were paid in full on August 16, 2019, using proceeds from the Equity Transaction, and the underlying debt agreements were terminated.

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

Our U.S. Facilities, as amended and restated, provided for up to $19.1 million USD consisting of a $14.0 million USD demand revolving credit facility (“USD Facility A”) to finance ongoing operations, a $5.0 million USD term loan facility (“USD Facility B”) that financed the acquisition of Titan, and a new $100 revolving credit facility provided pursuant to a MasterCard is to be used to pay for and temporarily finance our day-to-day business expenses and for no other purpose. The 2017 US ARCA Amendment increased the USD Facility A to $15.0 million, increasing the total amount of loans available under the U.S. Facilities to $20.1 million USD. A ll outstanding amounts under USD Facilities A and B were paid in full on August 16, 2019, using proceeds from the Equity Transaction, and the underlying debt agreements were terminated.

13. COMMITMENTS AND CONTINGENCIES

Leases

The company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms of 1 year to 7 years some of which contain options to extend up to 10 years. As of December 31, 2019 and 2018, assets recorded under finance leases were $1,253 and $864, respectively, and accumulated amortization associated with finance leases was $571 and $343, respectively.

The components of the lease expense were as follows:

	For the Year Ended
	December 31,
	2019	2018
Operating lease cost	$677	$592

Finance lease cost
Amortization of right-of-use asset	$284	$187
Interest on lease liabilities	53	40
Total finance lease cost	$337	$227

Other information related to leases was as follows:

Supplemental Cash Flows Information

	December 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$664	$598
Operating cash flows from finance leases	53	40
Financing cash flows from finance leases	281	170
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	599	515
Finance leases	62	54

Weighted Average Remaining Lease Term

	December 31,
	2019	2018
Operating leases	2 years	3 years
Finance leases	2 years	2 years

Weighted Average Discount Rate

	December 31,
	2019	2018
Operating leases	5.50%	5.50%
Finance leases	6.90%	6.50%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

	Operating	Finance
	Leases	Leases
2020	677	281
2021	401	330
2022	91	140
2023	—	124
Total future minmum lease payments	1,169	875
Less imputed interest	(62)	(93)
Total future minmum lease payments	$1,107	$782

Reported as of December 31, 2019:

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$632	$236
Other long-term liabilities	475	546
Total	$1,107	$782

Litigation and Claims

The Company is from time to time party to various lawsuits, claims and other proceedings that arise in the ordinary course of our business.

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. is seeking injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited amount (exceeding $25,000); however, the Company has recognized approximately $1.2 million for expected costs related to this litigation. On March 18, 2016, we filed an answer to the complaint, denying generally each and every allegation and relief sought by Myers Power Products, Inc. and seeking dismissal based on, among other things, failure to state facts sufficient to constitute a cause of action. We intend to contest the matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that we, PCEP and our employees will prevail on any claims made against us, PCEP and our employees in any such lawsuit. As of the filing of this report, this action is scheduled for trial in the second quarter of 2020. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. We cannot execute the sale of PCEP until the lawsuit has been resolved.

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

There are also two appeals pending in the California Court of Appeals for the Second Appellate District, which includes an appeal of an order modifying a previously issued preliminary injunction and an order enjoining us to obtain and post a $12 million bond in connection with the modified preliminary injunction. Due to the uncertainties of litigation, the Company can give no assurance that it will prevail on the appeals. These appeals are currently scheduled to be heard later in calendar year 2021, after the underlying case is likely to be heard and decided.

With respect to all such lawsuits, claims and proceedings, the Company records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. However, the outcomes of any currently pending lawsuits, claims and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

14. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of December 31, 2019 and December 31, 2018.

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

15. STOCK-BASED COMPENSATION

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

On May 11, 2011, the board of directors of the Company adopted the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) which was subsequently approved by stockholders of the Company on May 31, 2011. The 2011 Plan replaces and supersedes the 2009 Plan. The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the Board that is designated to administer the Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 700,000 shares. As of December 31, 2019, 379,800 stock options had been granted and are considered outstanding, consisting of 21,000 incentive stock options and 358,800 non-qualified stock options.

Expense for stock-based compensation recorded for the years ended December 31, 2019 and 2018 was approximately $12 and $165, respectively. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2019, the Company had total stock-based compensation expense remaining to be recognized of approximately $2.

The fair value of the stock options granted was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2019	2018
Expected volatility	—	29%
Expected life in years	—	5.5
Risk-free interest rate	—	3%
Dividend yield	—	0%

A summary of stock option activity for the years ended December 31, 2019 and 2018, and changes during the years then ended is presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2018	435,800	$8.35	7.50	$216
Granted	7,000	5.60	—	—
Exercised	—	—
Forfeited	(18,000)	8.54	—
Outstanding as of January 1, 2019	424,800	$8.30	6.50	$22
Granted	—	—
Exercised	—	—
Forfeited	(45,000)	14.75
Outstanding as of December 31, 2019	379,800	$7.54	6.10	$—
Exercisable as of December 31, 2019	376,467	$7.54	6.10	$—

The total number of shares reserved for the plan is 700,000 leaving a balance of 293,867 available for future grants.

Intrinsic value is the difference between the market value of the stock at December 31, 2019 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below:

	Year Ended December 31,
	2019	2018
Weighted-average fair value of options granted (per share)	$—	$1.81
Intrinsic value gain of options exercised	—	—
Cash receipts from exercise of options	—	—

16. INCOME TAXES

The components of loss before income taxes are summarized below:

	Year Ended December 31,
	2019	2018
Loss before income taxes
U.S. operations	$(10,759)	$(10,105)
Loss before income taxes	$(10,759)	$(10,105)

The components of the income tax provision were as follows:

	Year Ended December 31,
	2019	2018
Current
Federal	$—	$—
State	31	58
Deferred	1,247	(854)
Total income tax provision	$1,278	$(796)

A reconciliation from the statutory U.S. income tax rate and the Company's effective income tax rate, as computed on loss before taxes, is as follows:

	Year Ended Decmber 31,
	2019	2018
Federal Income tax at statutory rate	$(2,259)	$(2,123)
State and local income tax, net	(452)	(424)
Other permanent items	54	(110)
Valuation allowance	3,859	1,568
True-up and other	76	293
Total	$1,278	$(796)

The Company’s provision for income taxes reflects an effective tax rate on loss before income taxes of (11.9) % in 2019, as compared to 7.9% in 2018. The increase in the Company’s effective tax rate during 2019 primarily reflects the impact of the sale of its transformers business, the recognition of a valuation allowance and the utilization of its net operating losses.

The net deferred income tax asset was comprised of the following:

	December 31,
	2019	2018
Noncurrent deferred income taxes
Total assets	$844	$2,837
Total liabilities	(844)	(1,592)
Net noncurrent deferred income tax asset	—	1,245
Net deferred income tax asset	$—	$1,245

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	December 31,
	2019	2018
Deferred tax assets
U.S. net operating loss carry forward	$—	$662
Non-deductible reserves	1,785	1,628
Tax credits	4,631	4,631
Intangibles	2,189	1,634
Other	—	442
Valuation allowance	(7,761)	(6,160)
Net deferred tax assets	844	2,837
Deferred tax liabilities
Fixed assets	(64)	(313)
Intangibles	—	(723)
Other	(780)	(556)
Net deferred tax liabilities	(844)	(1,592)
Deferred asset, net	$—	$1,245

The assessment of the amount of value assigned to our deferred tax assets under the applicable accounting rules is judgmental. We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future.  Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved. Realization of our deferred tax assets is dependent on generating sufficient taxable income in future periods. We do not believe that it is more likely than not that future taxable income will be sufficient to allow us to recover any of the value assigned to our deferred tax assets. Accordingly, we have provided for a valuation allowance of the Company's foreign tax credits as we do not anticipate generating sufficient foreign source income. In addition, we have provided for a full valuation allowance on the domestic deferred tax assets as the combined effect of future domestic source income and the future reversals of future tax assets and liabilities will likely be insufficient to realize the full benefits of the assets.

As of December 31, 2019, the Company has no net operating loss carryforward. The company has approximately $4.6 million of foreign tax credits for which it has provided a full valuation allowance and $39 of research and development credits which expire in 2032.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, exclusive of interest and penalties, is as follows:

Uncertain Tax Position
Balance as of January 1, 2018	$218
Increases due to changes in foreign exchange	224
Balance as of December 31, 2018	$442
Decreases related to tax returns becoming statuted barred during the year	—
Balance as of December 31, 2019	$442

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

The tax years subject to examination by major tax jurisdiction include the years 2013 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years 2014 and forward for the Canadian jurisdiction.

17. BUSINESS SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

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

The T&D Solutions segment is involved in the design, manufacture and distribution of switchgear used primarily by large industrial and commercial operations to manage their electrical power distribution needs. The Critical Power segment provides aftermarket field-services primarily to help customers ensure smooth, uninterrupted power to operations during times of emergency.

The following tables present information about segment income and loss:

	For the Year Ended
	December 31,
	2019	2018
Revenues
T&D Solutions
Switchgear	$8,985	$8,747
	$8,985	$8,747
Critical Power Solutions
Equipment	1,416	1,580
Service	10,181	9,800
	11,597	11,380
Consolidated	$20,582	$20,127

	For the Year Ended
	December 31,
	2019	2018
Depreciation and Amortization
T&D Solutions	$144	$318
Critical Power Solutions	162	1,718
Unallocated Corporate Overhead Expenses	48	62
Consolidated	$354	$2,098

	For the Year Ended
	December 31,
	2019	2018
Operating Loss
T&D Solutions	$(3,143)	$(4,093)
Critical Power Solutions	(3,581)	(1,326)
Unallocated Corporate Overhead Expenses	(5,029)	(3,706)
Consolidated	$(11,753)	$(9,125)

The following table presents information which reconciles segment assets to consolidated total assets:

	December 31,
	2019	2018
Assets
T&D Solutions	$6,075	$6,024
Critical Power Solutions	4,849	7,745
Corporate	17,147	5,335
Consolidated	$28,071	$19,104

Corporate assets consist primarily of cash and short term investment.

Revenues are attributable to countries based on the location of the Company’s customers:

	For the Year Ended
	December 31,
	2019	2018
Revenues
United States	$20,582	$20,127
Total	$20,582	$20,127

Sales to CleanSpark, Verizon and Fluid Technologies accounted for approximately 18%, 13% and 12%, respectively, of the Company’s total sales in 2019.

The distribution of the Company’s property, plant, and equipment by geographic location is approximately as follows:

	December 31,
	2019	2018
Property, plant and equipment
United States	$640	$878
Total	$640	$878

18. BASIC AND DILUTED LOSS PER COMMON SHARE

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

	For the Year Ended
	December 31,
	2019	2018
Numerator:
Net loss	$(12,037)	$(9,309)
Income from discontinued operations, net of income taxes	10,598	3,645
Net loss	$(1,439)	$(5,664)

Denominator:
Weighted average basic shares outstanding	8,726	8,726
Denominator for diluted net income per common share	8,726	8,726

Loss per share:
Basic
Loss from continuing operations	$(1.38)	$(1.07)
Income from discontinued operations	1.21	0.42
Net loss	$(0.17)	$(0.65)

Diluted
Loss from continuing operations	$(1.38)	$(1.07)
Income from discontinued operations	1.21	0.42
Net loss	$(0.17)	$(0.65)

19. SUBSEQUENT EVENTS

During the quarter ending March 31, 2020, the Company was notified by Verizon that it will not be renewing its contract with the Company for the period of April 1, 2020 through March 31, 2021.

During the quarter ending March 31, 2020, the Company received $1.4 million of the insurance proceeds due from the June 2019 flood at the Company’s facility in Reynosa, Mexico.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak at this time, however if the pandemic continues it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity for fiscal year 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of December 31, 2019, based on the evaluation of these disclosure controls and procedures our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Prior to the year ended December 31, 2019, our management had identified control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken steps to strengthen our internal control over financial reporting. Specifically, we have implemented the following remediation items:

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, we determined that our internal control over financial reporting of the December 31, 2019, is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as permitted by the rules of the SEC.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the remediation items, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age and positions of our executive officers and the members of our board of directors:

Name	Age	Position with the Company
Nathan J. Mazurek	58	President, Chief Executive Officer and Chairman of the Board of Directors
Thomas Klink	57	Chief Financial Officer, Secretary, Treasurer and Director
Yossi Cohn	41	Director
Ian Ross	76	Director
David Tesler	46	Director
Jonathan Tulkoff	58	Director

The board of directors currently consists of six members. Following the death of our former director, David J. Landes, in September 2019, in an effort to reduce costs, we have determined not to fill his position and instead reduced the size of the board to six directors.

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors serve a term of office to expire at the annual meeting of stockholders in 2020. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the next annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

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

Thomas Klink.  Mr. Klink has served as a director since April 30, 2010 and as our chief financial officer, secretary and treasurer since January 7, 2016. Since 1996, he has served in various positions at Jefferson Electric, Inc., including as its chief executive officer, chief financial officer, vice president, treasurer, secretary and chairman of the board of directors. Previously, from 1994 to 1996, Mr. Klink served as a division controller at MagneTek, Inc., a company listed on NASDAQ, reporting to the corporate controller. Mr. Klink also previously served as a controller for U.S. Music Corporation, a manufacturer of musical instruments from 1990 through 1994. Mr. Klink received his BBA in Accounting from the University of Wisconsin – Milwaukee in 1984. Mr. Klink brings extensive industry and leadership experience to our board, including over 15 years of experience in the electrical equipment industry Mr. Klink continues to be the president of Jefferson Electric, which was sold as part of the Equity Transaction during 2019. Additionally, Mr. Klink is also employed by Pioneer Transformers L.P. as their president and CFO.

Yossi Cohn . Mr. Cohn has served as a director since December 2, 2009. Mr. Cohn founded L3C Capital Partners, LLC, an investor in multi-family residential properties, in June 2009, and serves as a partner in the firm. Mr. Cohn served as a director of investor relations at IDT Corporation, a NYSE-listed telecommunications company, from September 2005 through May 2007. Prior to joining IDT Corporation, Mr. Cohn was a director of research at SAGEN Asset Management, an asset manager of funds of hedge funds, from January 2005 through May 2005. Mr. Cohn began his career as an analyst in the funds-of-funds investment group of Millburn Ridgefield Corporation, where he worked from 2001 through January 2005. Our board believes Mr. Cohn’s background at these and other companies, particularly in areas of capital markets, financial, strategic and investment management experience, makes him an effective member of our board.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2019, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders.

Board Committees

Our board of directors established an audit committee on March 24, 2011, which has the composition and responsibilities described below. We do not have a standing nominating and corporate governance committee or a compensation committee.

Audit Committee. The audit committee consists of Messrs. Cohn, Ross and Tulkoff, each of whom our board has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. In addition, Mr. Ross is the chairman of the audit committee and qualifies as a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee held a total of four meetings during the fiscal year ended December 31, 2019. The audit committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge from the Company’s web site, www.pioneerpowersolutions.com, by contacting the Company by mail at the address appearing on the first page of this Annual Report on Form 10-K to the attention of Investor Relations, or by telephone at (212) 867-0700.

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

As a “controlled company” under the corporate governance rules of the Nasdaq stock market, we are not required to have a compensation committee, nor have we engaged any compensation consultants to determine or recommend the amount and form of executive and director compensation during and for 2019. At this time, our board of directors has determined that the financial and administrative burden of engaging compensation consultants is not justified in light of our Company’s size, its resources and our relatively small number of executive officers and directors. Rather, the recommended level, components and rationale for our compensation program are developed and presented each year by our principal executive officers to the board of directors for its consideration and approval. Our board of directors has specific authority to limit cash bonus awards to our named executive officers, as provided for in their employment agreements, which authority may not be delegated to other persons at this time.

2019 and 2018 Summary Compensation Table

The following table summarizes, for each of the last two fiscal years ended December 31, 2019 and 2018, the compensation paid to (i) Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, and (ii) Thomas Klink, who has served as our chief financial officer, secretary and treasurer since January 7, 2016 and prior to that served as the president of Pioneer Transformer LP and a director, whom we refer to collectively herein as the “named executive officers”.

Name and Principal Position	Year	Salary ($)	Bonus (4) ($)	Option Awards (1) ($)	All Other Compensation ($)		Total ($)
Nathan J. Mazurek	2019	490,000	900,000	0	27,000	(2)	1,417,000
President, Chief Executive Officer, Chairman of the Board of Directors	2018	465,000		1,814	15,000	(2)	481,814

Thomas Klink	2019	282,292	500,000	0	31,000	(3)	813,292
Chief Financial Officer, Secretary, Treasurer, and Director	2018	356,667		1,814	20,000	(3)	378,480

(1)

Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share based awards are set forth in “Item 8. Financial Statements and Supplementary Data – Note 15. Stock-Based Compensation” contained in this Annual Report. These amounts do not represent the actual value that may be realized by our named executive officers, as that is dependent on the long-term appreciation in our common stock.

(2)	Comprised of board of directors meeting fees.
(3)	Comprised of board of directors and audit committee meeting fees.
(4)	The dollar value of bonus (cash) earned by the named executive officers during the year ended December 31, 2019.

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

If Mr. Mazurek is terminated without cause, he is entitled to receive (i) any unpaid base salary accrued through the date of his termination, (ii) any unreimbursed expenses properly incurred prior to the date of his termination, and (iii) severance pay equal to the base salary that would have been payable to Mr. Mazurek for the remainder of the term of his executive employment agreement, which expires on March 31, 2021, less applicable withholdings and taxes. As a precondition to receiving severance pay, Mr. Mazurek is required to execute and deliver within sixty (60) days following his termination a general release of claims against the us and our subsidiaries and affiliates that may have arisen on or before the date of the release.

For purposes of Mr. Mazurek’s executive employment agreement, “cause” generally means termination because of: (i) an act or acts of willful or material misrepresentation, fraud or willful dishonesty by Mr. Mazurek; (ii) any willful misconduct by Mr. Mazurek with regard to the Company; (iii) any violation by Mr. Mazurek of any fiduciary duties owed by him to the Company; (iv) Mr. Mazurek’s conviction of, or pleading nolo contendere or guilty to, a felony (other than a traffic infraction) or (v) any other material breach by Mr. Mazurek of the executive employment agreement that is not cured by him within twenty (20) days after his receipt of a written notice from the Company of such breach specifying the details thereof.

As stated earlier, on June 28, 2019, we entered into the Stock Purchase Agreement by and among the Company, Electrogroup, Jefferson, JE Mexico, Nathan Mazurek, and the Buyer, which was subsequently amended as of August 13, 2019. Pursuant to the Stock Purchase Agreement, as amended by the Amendment, the Equity Transaction was completed on August 16, 2019. Pursuant to the Stock Purchase Agreement, Mr. Mazurek agreed to a non-solicitation provision that generally prohibits him, for a three-year period, from, among other things, soliciting or attempting to hire employees of the Disposed Companies or the Buyer or engaging in the business operated by the Disposed Companies within certain geographic areas, subject to certain limitations and exceptions. See the “Certain Related Transactions and Relationships” section of this Proxy Statement.

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

Effective with the Equity Transaction, Mr. Klink’s compensation was reduced to $125,000 annually.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on stock options previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2019. This table includes unexercised and unvested options awards. Each outstanding award is shown separately for each named officer.

			Option Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Nathan J. Mazurek	3/23/2010	400 (2)	-	$16.25	3/23/2020
	3/24/2011	400 (2)	-	12.00	3/24/2021
	3/23/2012	1,000 (2)	-	4.11	3/23/2022
	3/20/2013	25,000 (3)	-	5.60	3/20/2023
	3/20/2013	1,000 (2)	-	5.60	3/20/2023
	3/06/2014	50,000 (3)	-	10.21	3/06/2024
	3/06/2014	1,000 (2)	-	10.21	3/06/2024
	3/30/2015	1,000 (2)	-	8.98	3/30/2025
	3/10/2016	1,000 (2)	-	3.68	3/10/2026
	3/30/2017	1,000 (2)	-	7.30	3/30/2027
	3/30/2017	130,000 (4)	-	7.30	3/30/2027
	4/03/2018	1,000 (2)	-	5.60	4/03/2028

Thomas Klink	3/24/2011	1,000 (1)	-	$12.00	3/24/2021
	3/24/2011	400 (2)	-	12.00	3/24/2021
	3/23/2012	3,000 (1)	-	4.11	3/23/2022
	3/23/2012	1,000 (2)	-	4.11	3/23/2022
	3/20/2013	3,000 (1)	-	5.60	3/20/2023
	3/20/2013	1,000 (2)	-	5.60	3/20/2023
	3/06/2014	1,000 (2)	-	10.21	3/06/2024
	3/30/2015	1,000 (2)	-	8.98	3/30/2025
	3/10/2016	1,000 (2)	-	3.68	3/10/2026
	3/30/2017	1,000 (2)	-	7.30	3/30/2027
	3/30/2017	100,000 (4)	-	7.30	3/30/2027
	4/03/2018	1,000 (2)	-	5.60	4/03/2028

(1)	Incentive stock options granted for service as an executive officer. Vests in equal annual installments upon each of the first three anniversaries of the grant date.
(2)	Non-qualified stock options granted for service as a director. Vests on the first anniversary of the grant date.
(3)	Non-qualified stock options granted for service as an executive officer. Vests in equal annual installments upon each of the first three anniversaries of the grant date.
(4)	Non-qualified stock options granted for service as an executive officer. Vests on the first anniversary of the grant date.

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

2011 Long-Term Incentive Plan

On May 11, 2011, our board of directors adopted the 2011 Long-Term Incentive Plan, subject to stockholder approval, which was obtained on May 31, 2011. The 2011 Long-Term Incentive Plan replaces and supersedes the 2009 Equity Incentive Plan. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Long-Term Incentive Plan. The 2011 Long-Term Incentive Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the board or a committee of the board that is designated to administer the 2011 Long-Term Incentive Plan. Subject to certain adjustments, the maximum number of shares of our common stock that may be delivered pursuant to awards under the 2011 Long-Term Incentive Plan is 700,000 shares, of which 293,867 were available for future issuances as of December 31, 2019. The 2011 Long-Term Incentive Plan is currently administered by our board of directors but may be subsequently administered by a compensation committee designated by our board of directors.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2019 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	379,800	$7.54	—
Equity compensation plans not approved by security holders	—	—	—
Total	379,800	$7.54	—

Director Compensation

The following table provides compensation information for the one year period ended December 31, 2019 for each non-employee member of our board of directors:

Name	Fees Earned or Paid in Cash ($)	Total ($)

Yossi Cohn	31,000 (1)	31,000
David J. Landes (3)	15,000 (2)	15,000
Ian Ross	31,000 (1)	31,000
David Tesler	24,000 (2)	24,000
Jonathan Tulkoff	31,000 (1)	31,000

(1)	Comprised of board of directors and audit committee meeting fees.
(2)	Comprised of board of directors meeting fees.
(3)	Mr. Landes died on September 13, 2019.

All of our directors, including our employee directors, are paid cash compensation in connection with their attendance at the meetings of the board of directors. Our directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at such meetings. For the year ended December 31, 2019, our directors were paid cash compensation of $3,000 per meeting for attendance. In addition, the members of our audit committee and our chief financial officer received a fee of $1,000 per meeting for attendance at a meeting of our audit committee for the year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 30, 2020 by:

●	each person known by us to beneficially own more than 5.0% of our common stock;
●	each of our directors;
●	each of the named executive officers; and
●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address, unless otherwise specified in the notes below, is c/o Pioneer Power Solutions, Inc., 400 Kelby Street, 12th Floor, Fort Lee, New Jersey 07024. As of March 30, 2020, we had 8,726,045 shares outstanding.

	Number of Shares		Percentage
Name of Beneficial Owner	Beneficially		Beneficially
	Owned (1)		Owned (1)
5% Owners
Estate of David J. Landes	4,567,800	(2)	52.3%
Provident Pioneer Partners, L.P.	4,560,000	(3)	52.3%
North Star Investment Management Corporation	2,515,820	(4)	28.8%
A. Lawrence Carroll Trust	975,000	(5)	11.2%
Kennedy Capital Management, Inc.	441,455	(6)	5.1%

Officers and Directors
Nathan J. Mazurek	4,785,800	(7)	53.5%
Thomas Klink	214,400	(8)	2.4%
Yossi Cohn	7,800	(9)	*
Ian Ross	7,400	(9)	*
David Tesler	11,550	(10)	*
Jonathan Tulkoff	17,800	(11)	*
All directors and executive officers as a group (6 persons)	5,044,750		56.5%

* represents ownership of less than 1%.

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 30, 2020. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	David J. Landes was our former director who died on September 13, 2019. Estate of David J. Landes is the minority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has beneficial ownership of the 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. In addition, includes 7,800 shares subject to stock options which are exercisable within 60 days of March 30, 2020.
(3)

Includes 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. Nathan J. Mazurek is the majority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has sole voting and investment power over these shares.

(4)

Beneficial ownership is based on information contained in Amendment No. 2 to Schedule 13G filed on January 8, 2020. The beneficial owner’s address is 20 N. Wacker Drive, Suite 1416, Chicago, Illinois 60606.

(5)

Beneficial ownership is based on information contained in Amendment No. 5 to Schedule 13G filed on January 31, 2020. A. Lawrence Carroll is the trustee of the A. Lawrence Carroll Trust and, in such capacity, has voting and dispositive power over the securities held for the account of this stockholder. The beneficial owner’s address is 415 L’Ambiance Drive, #804, Longboat Key, FL 34228.

(6)	Beneficial ownership is based on information contained in Amendment No. 1 to Schedule 13G filed on February 14, 2020. The beneficial owner’s address is 10829 Olive Blvd St Louis, Missouri 63141.

(7)

Nathan J. Mazurek is the majority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has sole voting and investment power over the 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. In addition, includes 212,800 shares subject to stock options which are exercisable within 60 days of March 30, 2020.

(8)	Includes 100,000 shares of common stock and 114,400 shares subject to stock options which are exercisable within 60 days of March 30, 2020.
(9)	Comprised of shares subject to stock options which are exercisable within 60 days of March 30, 2020.
(10)

David J. Landes was the minority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has beneficial ownership of the 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. In addition, includes 7,800 shares subject to stock options which are exercisable within 60 days of March 30, 2020. Mr. Landes died on September 13, 2019.

(11)	Includes 3,750 shares of common stock and 7,800 shares subject to stock options which are exercisable within 60 days of March 30, 2020.
(12)	Includes 10,000 shares of common stock and 7,800 shares subject to stock options which are exercisable within 60 days of March 30, 2020.

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

On June 28, 2019, we entered into a Stock Purchase Agreement, dated as of June 28, 2019 (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek, Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”), which was subsequently amended by Amendment No. 1 to the Stock Purchase Agreement, dated as of August 13, 2019 (the “Amendment”). Pursuant to the Stock Purchase Agreement, as amended by the Amendment, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (collectively, the “Equity Transaction”).

On August 16, 2019, the Company completed the Equity Transaction pursuant to the terms and conditions of the Stock Purchase Agreement, as amended by the Amendment. As consideration for the Disposed Companies, Buyer paid the Company a base aggregate purchase price of $68.0 million, consisting of (i) $60.5 million of cash, (ii) the issuance by the Buyer of a subordinated promissory note to the Company in the aggregate principal amount of $5.0 million and (iii) the issuance by the Buyer of a subordinated promissory note to the Company in the aggregate principal amount of $2.5 million. The purchase price was subject to a customary working capital adjustment. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.7 million in cash and reducing the principal amount of the $5.0 million note not to $3.3 million. After these adjustments, the Company’ net consideration for this sale received was $45.2 million in net consideration for this sale. Nathan Mazurek, who is considered a related person due to his position as chairman, chief executive officer and president of the Company and is a holder of approximately 53.5% of the outstanding shares of our common stock, is a party to the Stock Purchase Agreement with respect to the non-solicitation, confidentiality and non-competition provisions.

In connection with the Stock Purchase Agreement, for a period of three years commencing on the closing date, except on behalf of the Buyer, the Disposed Companies or any of their respective affiliates in the ordinary scope of their respective duties, Nathan Mazurek has agreed not to (i) directly or indirectly engage, solicit, induce, hire or attempt to engage, solicit, induce or hire, whether or not for consideration, any employee or independent contractor of the Disposed Companies, certain direct or indirect subsidiaries of the Company, or the Buyer, who is (or was within seven (7) months prior to the date of the Stock Purchase Agreement) employed by any of the Disposed Companies, such subsidiaries of the Company or the Buyer, subject to certain limitations, (ii) disclose or use confidential information related to the Disposed Companies or certain subsidiaries of the Company, subject to certain limitations and exceptions, or (iii) engage in the design, manufacture and distribution of electric transformers from 5kva – 30mva in size and 110v-72kv in voltage in certain geographic areas or have any ownership of any business within those geographic areas conducting such business or solicit business away from the Buyer, the Disposed Companies or certain subsidiaries of the Company, in each case subject to certain limitations and exceptions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018.

The following table presents aggregate fees for professional services rendered by BDO USA, LLP during the fiscal years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Audit fees (1)	$600	$490
Audit-related fees (2)	36	12
Tax fees (3)	—	5
Total fees	$636	$507

(1)

Audit fees consisted primarily of fees for the annual audit of our consolidated financial statements, the interim reviews of the quarterly consolidated financial statements, review of a registration statement and normal, recurring accounting consultations.

(2)

Audit-related fees consisted of fees related to an agreed upon procedures project related to the Equity Transaction during the year ended December 31, 2019 and the audit of an employee benefit plan during the year ended December 31, 2018.

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

The following financial statements are included in Item 8 herein:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018
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

2.2

Stock Purchase Agreement, dated as of June 28, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Nathan Mazurek, Pioneer Transformers L.P. and Pioneer Acquireco ULC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2019).

2.3

Amendment No. 1 to the Stock Purchase Agreement, dated as of August 13, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Pioneer Transformers L.P. and Pioneer Acquireco ULC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 14, 2019).

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

4.1*	Description of Securities

10.1+	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.2+	Pioneer Power Solutions, Inc. 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.3+	Form of 2009 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.4+	Form of 2009 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.5+	Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 31, 2011).

10.6+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.7+	First Amendment to Employment Agreement, dated November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2014).

10.8+	Employment Agreement, dated April 30, 2010, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2010).

10.9+	First Amendment to Employment Agreement, dated April 30, 2013, by and between Jefferson Electric, Inc. and Thomas Klink (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 30, 2013).

10.10	Security Agreement, dated as of June 28, 2013, by and among Pioneer Power Solutions, Inc., Pioneer Critical Power Inc. and Jefferson Electric, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.11	Guaranty Agreement, dated as of June 28, 2013, by Pioneer Power Solutions, Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.12	Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

10.13	Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

10.14+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.15+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.16+	Third Amendment to Employment Agreement, dated February 15, 2019, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on February 20, 2019).

10.17	First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender.

10.18	First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender.

10.19	Second Amending Agreement, dated as of March 28, 2018, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2018).

10.20	Second Amending Agreement, dated as of March 28, 2018, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2018).

10.21	Indemnity Agreement, dated January 22, 2019, between the Company, CleanSpark and PCPI. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.22	Contract Manufacturing Agreement, dated January 22, 2019, between the Company and CleanSpark. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.23	Non-Competition and Non-Solicitation Agreement, dated January 22, 2019, between the Company and CleanSpark. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.24

Waiver Letter, dated March 25, 2019, from Bank of Montreal, Montreal Branch, as lender (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 29, 2019).

10.25

Waiver Letter dated May 6, 2019, from Bank of Montreal, Montreal Branch, as lender (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 15, 2019).

10.26

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

10.27

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

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive (Income) Loss, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: March 30, 2020	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nathan J. Mazurek		March 30, 2020
Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Thomas Klink		March 30, 2020
Thomas Klink	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Yossi Cohn		March 30, 2020
Yossi Cohn	Director

/s/ Ian Ross		March 30, 2020
Ian Ross	Director

/s/ David Tesler		March 30, 2020
David Tesler	Director

/s/ Jonathan Tulkoff		March 30, 2020
Jonathan Tulkoff	Director