Form 10-Q
period 2020-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2020-05-15
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 15, 2020 was 8,726,045.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2020

TABLE OF CONTENTS

 PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

 PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$5,001	$3,017
Cost of goods sold	4,824	2,761
Gross profit	177	256
Operating expenses
Selling, general and administrative	1,934	1,700
Foreign exchange gain	(10)	—
Total operating expenses	1,924	1,700
Loss from continuing operations	(1,747)	(1,444)
Interest (income) expense	(110)	224
Gain on sale of subsidiaries	—	4,207
Other expense (income)	1,281	(3,342)
(Loss) income before taxes	(2,918)	5,881
Income tax expense	3	1,546
Net (loss) income from continuing operations	(2,921)	4,335
Discontinued operations
Income from operations of discontinued business units	—	1,714
Income tax expense	—	402
Income from discontinued operations, net of income taxes	—	1,312
Net (loss) income	$(2,921)	$5,647

Earnings (loss) per share:
Basic
(Loss) income from continuing operations	$(0.33)	$0.50
Income from discontinued operations	—	0.15
Net (loss) income	$(0.33)	$0.65

Diluted
(Loss) income from continuing operations	$(0.33)	$0.50
Income from discontinued operations	—	0.15
Net (loss) income	$(0.33)	$0.65

Weighted average common shares outstanding:
Basic	8,726	8,726
Diluted	8,726	8,730

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income	$(2,921)	$5,647
Other comprehensive loss
Foreign currency translation adjustments	—	(312)
Amortization of net prior service costs and net actuarial losses, net of tax	—	90
Other comprehensive loss	—	(222)
Comprehensive (loss) income	$(2,921)	$5,425

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,758	$8,213
Short term investments	207	936
Accounts receivable, net	3,410	3,716
Insurance receivable	351	1,800
Inventories, net	4,653	4,554
Prepaid expenses and other current assets	794	795
Total current assets	16,173	20,014
Property, plant and equipment, net	582	640
Other assets	6,935	7,465
Total assets	$23,690	$28,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$169	$374
Accounts payable and accrued liabilities	6,770	7,533
Deferred revenue	1,745	1,441
Income taxes payable	61	543
Total current liabilities	8,745	9,891
Other long-term liabilities	1,429	1,793
Total liabilities	10,174	11,684
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on March 31, 2020 and December 31, 2019	9	9
Additional paid-in capital	23,980	23,978
Accumulated other comprehensive income	14	14
Accumulated deficit	(10,487)	(7,566)
Total stockholders’ equity	13,516	16,435
Total liabilities and stockholders’ equity	$23,690	$28,119

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net (loss) income	$(2,921)	$5,647
Depreciation	58	205
Amortization of intangible assets	—	54
Amortization of right-of-use assets	219	213
Amortization of debt issuance cost	—	8
Interest income on notes receivable	(111)	—
Deferred income tax expense	—	1,577
Change in receivable reserves	29	(74)
Change in inventory reserves	(231)	32
Gain on sale of subsidiary	—	(4,207)
Change in long term payables	(92)	—
Change in insurance receivable	1,449	—
Unrealized loss (gain) on investments	1,143	(3,341)
Accrued pension	—	(30)
Stock-based compensation	2	5
Foreign currency remeasurement gain	10	—
Changes in current operating assets and liabilities:
Accounts receivable	276	(885)
Inventories	132	(238)
Prepaid expenses and other assets	(2)	(120)
Income taxes	(481)	12
Accounts payable and accrued liabilities	(820)	968
Customer deposits and deferred revenue	304	1,045
Net cash (used in)/provided by operating activities	(1,036)	871

Investing activities
Additions to property, plant and equipment	—	(56)
Net cash used in investing activities	—	(56)

Financing activities
Bank overdrafts	(205)	(1,294)
Short term borrowings	—	1,785
Borrowing under debt agreement	—	5,259
Repayment of debt	—	(6,403)
Principal repayments of financing leases	(214)	(128)
Net cash used in financing activities	(419)	(781)

(Decrease) increase in cash and cash equivalents	(1,455)	34
Effect of foreign exchange on cash and cash equivalents	—	(70)
Cash and cash equivalents
Beginning of period	8,213	211
End of period	$6,758	$175

Supplemental cash flow information:
Interest paid	—	2,603
Income taxes paid, net of refunds	477	587

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance - December 31, 2018	8,726,045	$9	$23,966	$(5,897)	$(6,127)	$11,951
Net income	—	—	—	—	5,647	5,647
Stock-based compensation	—	—	5	—	—	5
Foreign currency translation adjustment	—	—	—	(312)	—	(312)
Pension adjustment, net of taxes	—	—	—	90	—	90
Balance - March 31, 2019	8,726,045	$9	$23,971	$(6,119)	$(480)	$17,381

Balance - December 31, 2019	8,726,045	$9	$23,978	$14	$(7,566)	$16,435
Net loss	—	—	—	—	(2,921)	(2,921)
Stock-based compensation	—	—	2	—	—	2
Balance - March 31, 2020	8,726,045	$9	$23,980	$14	$(10,487)	$13,516

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2020 (Unaudited)

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

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020: Transmission and Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

Sale of Transformer Business Units

On June 28, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek (Chief Executive Officer of the Company), Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for a purchase price of $68.0 million. Included in the purchases price, the Company received two subordinated promissory notes, issued by the Buyer, in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.7 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.3 million. The Company has revalued the notes for an appropriate imputed interest rate, resulting in a change to the value of the notes at March 31, 2020 of $111, for a carrying value of $5.2 million as compared to a carrying value of $5.1 million for the year ended December 31, 2019, which is included within other long term assets (see Note 10 - Other Assets).

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

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of March 31, 2020. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

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

These unaudited consolidated financial statements should be read in conjunction with the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the three months ended March 31, 2020, the Company had $6.8 million of cash and cash equivalents on hand, generated primarily from the completion of the Equity Transaction, and working capital of $7.4 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions. As all outstanding amounts under our credit facilities have been paid in full with the proceeds from the Equity Transaction during the year ended December 31, 2019, we expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities and capital improvements.

There are two appeals pending in the California Court of Appeals for the Second Appellate District in connection with the litigation with Myers Power Products, Inc., which includes an appeal of an order modifying a previously issued preliminary injunction and an order enjoining the Company to obtain and post a $12 million bond in connection with the modified preliminary injunction. While the Company intends to defend itself vigorously, due to the uncertainties of litigation, the Company can give no assurance that it will prevail on the appeals which could have an adverse impact on the Company’s financial position. These appeals are currently scheduled to be heard later in calendar year 2021, after the underlying case is likely to be heard and decided during the third quarter of fiscal 2020.

The full impact of the COVID-19 outbreak continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak at this time, however, if the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020, the Company received funding in the amount of $1.4 million from the Paycheck Protection Program after determining we met the qualifications for this loan program due to the impact that COVID-19 will have on our financial condition, results of operations, and/or liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in the Company’s accounting policies during the first quarter of 2020.

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

Stock Compensation. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The updated standard became effective for the Company beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this guidance on January 1, 2019. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement that eliminates, amends, and adds certain disclosure requirements for fair value measurements. The Company adopted this guidance on January 1, 2020. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Measurement of Credit Losses on Financial Instrument. In June 2016, the FASB issued amended guidance to ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. This amended guidance for small reporting companies is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. We do not expect that the amended guidance will have a material effect on our consolidated financial statements and related disclosures.

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

At the effective date of the Merger, all of the issued and outstanding shares of common stock of PCPI, par value $0.01 per share, were converted into the right to receive (i) 175,000 shares of common stock, par value $0.001 per share (“CleanSpark Common Stock”), of CleanSpark, (ii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $16.00 per share, and (iii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $20.00 per share. The share quantities and exercise prices of warrants reflect the 10:1 reverse stock split completed by CleanSpark in December 2019.

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

At March 31, 2020, the estimated fair value of the warrants and CleanSpark common stock decreased to $324 and an unrealized mark to market loss of $1.1 million was recognized within other expense for the period ended March 31, 2020. The PCPI entity was a dormant business unit at the time of this sale; therefore this sale has no impact to the discontinued operations presented within the financial statements.

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

At March 31, 2020, the Company’s financial instruments included the right to receive (i) 175,000 shares of common stock, par value $0.001 per share, of CleanSpark Common Stock, (ii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $16.00 per share, and (iii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $20.00 per share. The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, receivables, inventories, accounts payable and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The share quantities and exercise prices of warrants reflect the 10:1 reverse stock split which was completed by CleanSpark in December 2019.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2020
	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Common shares	$207	$—	$—
Warrants	—	—	117

Level 3 Valuation

The warrant asset (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised. The fair value of the warrant asset is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant asset as of March 31, 2020, include (i) volatility of 306%, (ii) risk free interest rate of 0.34%, (iii) strike price ($16.00 and $20.00), (iv) fair value of common stock ($1.20), and (v) expected life of 3.8 years.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the CleanSpark warrants for the three months ended March 31, 2020:

CleanSpark Warrants
Balance at December 31, 2019	$531
Issuance of warrants	—
Change in fair value	(414)
Balance at March 31, 2020	$117

No other changes in valuation techniques or inputs occurred during the three months ended March 31, 2020 . No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2020.

5. REVENUES

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

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended
	2020	2019
Products	$3,132	$1,246
Services	1,869	1,771
Total revenue	$5,001	$3,017

See Note 13 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

6. OTHER (INCOME) EXPENSE

Other expense in the unaudited consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the three months ended March 31, 2020, other expense was $1.3 million, as compared to other income of $3.3 million during the three months ended March 31, 2019. For the three months ended March 31, 2020, included in other expense was a loss of $1.1 million related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub as compared to a gain of $3.3 million for the three months ended March 31, 2019.

7. DISCONTINUED OPERATIONS

A discontinued operation is a component of the Company’s business that represents a separate major line of business that had been disposed of or is held for sale. Classification as a discontinued operation occurs upon disposal or when the operation meets the criteria to be classified as held for sale, if earlier. When an operation is classified as a discontinued operation, the comparative Consolidated Statement of Operations, Consolidated Statement of Cash Flows, and Consolidated Balance Sheets are presented as if the operation had been discontinued from the start of the comparative year. Based upon the authoritative guidance, the Company concluded that the operations of the liquid-filled and dry-type transformer business should be presented as discontinued operations as of and for the three months ended March 31, 2019.

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

Consideration

The consideration paid by the Buyer in the Equity Transaction is a base cash purchase price of $60.5 million, as well as the issuance by the Buyer of two subordinated promissory notes to Pioneer Power in the principal amounts of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”), in each case subject to adjustment pursuant to the terms of the Stock Purchase Agreement. Pursuant to the terms of the Stock Purchase Agreement, the Seller Notes will bear interest at an annualized rate of 4.0%, to be paid-in-kind annually, and will have a maturity date of December 31, 2022. In addition, pursuant to the terms of the Stock Purchase Agreement, as amended, the Buyer may set-off on a dollar-for-dollar basis any indemnifiable losses the Buyer suffers as a result of certain actions or omissions by Pioneer Power or the Disposed Companies against the first Seller Note in the aggregate principal amount of $5.0 million, and such right of set-off is the Buyer’s sole source of recovery with respect to losses resulting from inaccuracies or breaches of the Company’s representations and warranties, except for breaches of certain fundamental warranties, claims of fraud and breaches of representations, warranties or covenants relating to taxes, and claims for certain specific indemnities. No such losses are expected as of March 31, 2020.

During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.7 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.3 million. The Company has revalued the notes for an appropriate imputed interest rate, resulting in a change to the value of the notes at March 31, 2020 of $111, for a carrying value of $5.2 million, as compared to a carrying value of $5.1 million for the year ended December 31, 2019, which is included within other long term assets (see Note 10 - Other Assets).

Operating results of the liquid-filled and dry-type transformer manufacturing businesses previously included in the T&D Solutions segment, have now been reclassified as discontinued operations for all periods presented.

During the quarter ended June 30, 2019 the Company’s Reynosa Facility was damaged by a flood resulting in damages to inventory. This loss has been partially offset by $2.4 million of insurance proceeds that the Company expects to receive. The Company received $600 of these insurance proceeds during the year ended December 31, 2019, and $1.4 million of these insurance proceeds were received during the first quarter ended March 31, 2020. While the net loss on inventory damaged amounting to approximately $782 has been reflected within the Cost of goods sold in discontinued operations during the year ended December 31, 2019, the corresponding insurance receivable of $351 has been recognized as an asset from continuing operations as of March 31, 2020. The amount of damaged inventory and insurance proceeds are based upon management’s best estimate, and the actual amount of damaged inventory and insurance proceeds may differ from such estimates.

The following table presents the discontinued operations of the liquid-filled and dry-type transformer manufacturing businesses in the Consolidated Statement of Operations:

	Three Months Ended March 31,
	2020	2019
Revenues	$—	$21,681
Costs and Expenses
Cost of goods sold	—	17,839
Selling, general and administrative	—	2,439
Foreign exchange gain	—	(631)
Interest expense	—	275
Other expense	—	45
Total costs and expenses	—	19,967
Income before provision for income taxes	—	1,714
Income tax expense	—	402
Income from discontinued operations, net of income taxes	$—	$1,312

Depreciation, capital expenditures, and significant non cash items of the discontinued operations by period were as follows:

	Three Months Ended March 31,
	2020	2019
Depreciation and amortization	$—	$387
Capital expenditures	—	56

8. INVENTORIES

The components of inventories are summarized below:

	March 31,	December 31,
	2020	2019
Raw materials	$2,341	$2,309
Work in process	2,928	2,628
Finished goods	—	46
Provision for excess and obsolete inventory	(616)	(429)
Total inventories	$4,653	$4,554

Inventories are stated at the lower of cost or a net realizable value determined on a FIFO method. A net realizable value adjustment of $113 and $418 was recognized in cost of goods sold of the T&D Solutions segment during the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	March 31,	December 31,
	2020	2019
Machinery and equipment	$1,225	$1,225
Furniture and fixtures	205	205
Computer hardware and software	682	682
Leasehold improvements	337	337
	2,449	2,449
Less: Accumulated depreciation	(1,867)	(1,809)
Total property, plant and equipment, net	$582	$640

Depreciation expense was $58 and $70 for the period ended March 31, 2020 and 2019, respectively.

10. OTHER ASSETS

Included in other assets at March 31, 2020 and December 31, 2019 are right-of-use asset, net, of $1.6 and $1.8 million, respectively, related to our lease obligations.

As a result of the Company entering into the Stock Purchase Agreement on June 28, 2019, as amended (see Note 3 – Divestitures), we have received two subordinated promissory notes in the aggregate principal amount of $7.5 million, subject to certain adjustments. The subordinated promissory notes accrue interests at a rate of 4.0% per annum with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. The Company determined the fair value of the notes based on market conditions and prevailing interest rates. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.7 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.3 million. The Company has revalued the notes for an appropriate imputed interest rate, resulting in an increase to the value of the notes at March 31, 2020 of $111, for a carrying value of $5.2 million.

Other assets are summarized below:

	March 31,	December 31,
	2020	2019
Right of use assets	$1,587	$1,806
Notes receivable, net	5,207	5,096
CleanSpark warrants	117	531
Deposits	24	32
Other assets	$6,935	$7,465

11. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of March 31, 2020 and December 31, 2019.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of March 31, 2020, and changes during the three months ended March 31, 2020, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2020	379,800	$7.54	6.1	$22
Granted	70,000	1.68
Exercised	—	—
Forfeited	(2,000)	15.05
Outstanding as of March 31, 2020	447,800	$6.59	7.50	$—
Exercisable as of March 31, 2020	374,467	$7.50	6.90	$—

As of March 31, 2020, there were 225,867 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three months ended March 31, 2020 and 2019 was approximately $2 and $5, respectively. At March 31, 2020, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $1.

12. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended March 31,
	2020	2019
Numerator:
Net (loss) income	$(2,921)	$4,335
Income from discontinued operations, net of income taxes	—	1,312
Net (loss) income	$(2,921)	$5,647

Denominator:
Weighted average basic shares outstanding	8,726	8,726
Denominator for diluted net (loss) income per common share	8,726	8,730

(Loss) income per share:
Basic
(Loss) income from continuing operations	$(0.33)	$0.50
Income from discontinued operations	—	0.15
Net (loss) income	$(0.33)	$0.65

Diluted
(Loss) income from continuing operations	$(0.33)	$0.50
Income from discontinued operations	—	0.15
Net (loss) income	$(0.33)	$0.65

13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows ASC 280 Segment Reporting in determining its reportable segments. The Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available. As the Company makes decisions using a manufactured products vs. distributed products and services group focus, its analysis resulted in two reportable segments: T&D Solutions and Critical Power. The Critical Power reportable segment is the Company’s Titan Energy Systems Inc. business unit. The T&D Solutions reportable segment is the Company’s Pioneer Custom Electrical Products, Inc. business unit, together with sales and expenses attributable to strategic sales group for its T&D Solutions marketing activities.

The T&D Solutions segment is involved in the design, manufacture and distribution of switchgear used primarily by large industrial and commercial operations to manage their electrical power distribution needs. The Critical Power segment provides aftermarket field-services primarily to help customers ensure smooth, uninterrupted power to operations during times of emergency.

The following tables present information about segment income and loss:

	Three Months Ended March 31,
	2020	2019
Revenues
T&D Solutions
Switchgear	$2,877	$1,073
	$2,877	$1,073
Critical Power Solutions
Equipment	255	173
Service	1,869	1,771
	2,124	1,944
Consolidated	$5,001	$3,017

	Three Months Ended March 31,
	2020	2019
Depreciation and Amortization
T&D Solutions	$34	$34
Critical Power Solutions	79	36
Unallocated Corporate Overhead Expenses	9	14
Consolidated	$122	$84

	Three Months Ended March 31,
	2020	2019
Operating Loss
T&D Solutions	$(777)	$(232)
Critical Power Solutions	(200)	(402)
Unallocated Corporate Overhead Expenses	(770)	(810)
Consolidated	$(1,747)	$(1,444)

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended March 31,
	2020	2019
Revenues
United States	$5,001	$3,017
Total	$5,001	$3,017

14. LEASES

The company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms of 1 year to 7 years some of which contain options to extend up to 10 years. As of March 31, 2020 and 2019, assets recorded under finance leases were $1.3 million and $989, respectively, and accumulated amortization associated with finance leases were $579 and $414, respectively. As of March 31, 2020 and 2019, assets recorded under operating leases were $2.1 million and $2.1 million, respectively, and accumulated amortization associated with operating leases were $1.2 million and $888, respectively. Such amounts are included within other assets.

The components of the lease expense were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$169	$169

Finance lease cost
Amortization of right-of-use asset	$64	$67
Interest on lease liabilities	13	12
Total finance lease cost	$77	$79

Other information related to leases was as follows:

Supplemental Cash Flows Information

	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$171	$167
Operating cash flows from finance leases	13	12
Financing cash flows from finance leases	58	62
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	155	147
Finance leases	62	54

Weighted Average Remaining Lease Term

	March 31,
	2020	2019
Operating leases	2 years	3 years
Finance leases	2 years	3 years

Weighted Average Discount Rate

	March 31,
	2020	2019
Operating leases	5.50%	5.50%
Finance leases	6.90%	6.70%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

	Operating Leases	Finance Leases
2020	$506	$212
2021	401	330
2022	91	140
2023	—	124
Total future minmum lease payments	998	806
Less imputed interest	(48)	(80)
Total future minmum lease payments	$950	$726

Reported as of March 31, 2020:

	Operating Leases	Finance Leases
Accounts payable and accrued liabilities	$594	$332
Other long-term liabilities	356	394
Total	$950	$726

15. SUBSEQUENT EVENTS

The Company negotiated and received $317 of the insurance proceeds due from the June 2019 flood at the Company’s facility in Reynosa, Mexico during the second quarter of 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020, the Company received funding in the amount of $1.4 million from the Paycheck Protection Program (the “PPP Loan”) after determining we met the qualifications for this loan program due to the impact that COVID-19 will have on our financial condition, results of operations, and/or liquidity. While it is uncertain as to the full magnitude that the pandemic will have on the Company’s future results of operations, the Company has experienced certain declines in service sales and commitments to purchase equipment. The Company has made this assertion in good faith based upon all available guidance, however management will continue to assess the Company’s continued qualification if and when updated guidance is released by the Treasury Department. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease, rent and utility payments. Under the terms of the PPP loan, the Company may be eligible for full or partial loan forgiveness in the second quarter of 2020, however, no assurance is provided that the Company will apply for, or obtain forgiveness for, any portion of the PPP Loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 30, 2020.

Unless the context requires otherwise, references in this Form 10-Q to the “ Company, ” “ Pioneer, ” “ we, ” “ our ” and “ us ” refer to Pioneer Power Solutions, Inc. and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

●

Many of our competitors are better established and have significantly greater resources and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	We depend on CleanSpark, Inc (“CleanSpark ” ) for a large portion of our business, and any change in the level of orders from CleanSpark could have a significant impact on results of operations.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Our ability to realize revenue reported in our backlog.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

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

Description of Business Segments

We have two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●

Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. These solutions are marketed principally through our Pioneer Custom Electrical Products, Inc. (“PCEP ” ) brand name.

●

Our Critical Power business performs service on our customer’s sophisticated power generation equipment. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan Energy Systems Inc. (“Titan ” ) brand name.

Discontinued Operations

Operating results for our liquid-filled transformer and dry-type transformer manufacturing businesses, which have been previously included in the T&D Solutions segment, have now been reclassified as discontinued operations for all periods presented. See Note 7 – Discontinued Operations in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 .

RESULTS OF OPERATIONS

Overview of the Three Month Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in Note 13 - Business Segment and Geographic Information and in our unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary of operating results during the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
	March 31,
	2020	2019
Revenues
T&D Solutions	$2,877	$1,073
Critical Power Solutions	2,124	1,944
Consolidated	5,001	3,017
Cost of goods sold
T&D Solutions	2,972	910
Critical Power Solutions	1,852	1,851
Consolidated	4,824	2,761
Gross profit	177	256
Selling, general and administrative expenses	1,895	1,638
Depreciation and amortization expense	39	62
Foreign exchange gain	(10)	—
Total operating expenses	1,924	1,700
Operating loss from continuing operations	(1,747)	(1,444)
Interest (income) expense	(110)	224
Gain on sale of subsidiaries	—	4,207
Other expense (income)	1,281	(3,342)
(Loss) income before taxes	(2,918)	5,881
Income tax expense	3	1,546
Net (loss) income from continuing operations	(2,921)	4,335
Discontinued operations
Income from operations of discontinued business units	—	1,714
Income tax expense	—	402
Income from discontinued operations, net of income taxes	—	1,312
Net (loss) income	$(2,921)	$5,647

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
T&D Solutions	$7,632	$6,450	$7,714	$10,120	$9,876
Critical Power Solutions	7,068	9,406	4,832	4,844	4,274
Order backlog	$14,700	$15,856	$12,546	$14,964	$14,150
Discountinued Operation	—	—	—	35,672	34,466
Total order backlog	$14,700	$15,856	$12,546	$50,635	$48,616

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	Variance	%
T&D Solutions
Switchgear	$2,877	$1,073	$1,804	168.1
	2,877	1,073	1,804	168.1
Critical Power Solutions
Equipment	255	173	82	47.4
Service	1,869	1,771	98	5.5
	2,124	1,944	180	9.3
Total revenue	$5,001	$3,017	$1,984	65.8

For the three months ended March 31, 2020, our consolidated revenue increased by $2.0 million, or 65.8%, to $5.0 million, up from $3.0 million during the three months ended March 31, 2019.

T&D Solutions. Revenue from our switchgear product lines increased by $1.8 million, or 168.1%, as result of increased sales of our transfer switches.

Critical Power. Revenue for our equipment sales increased by $82, or 47.4%, and our service revenue increased $98, or 5.5%, driven by earlier than expected warm weather in the Upper Midwest enabling earlier access to customers’ remote sites.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	Variance	%
T&D Solutions
Gross profit	$(95)	$163	$(258)	(158.3)
Gross margin %	(3.3)	15.2	(18.5)

Critical Power Solutions
Gross profit	272	93	179	192.5
Gross margin %	12.8	4.8	8.0

Consolidated gross profit	$177	$256	$(79)	(30.9)
Consolidated gross margin %	3.5	8.5	(5.0)

For the three months ended March 31, 2020, our consolidated gross margin was 3.5% of revenues, compared to 8.5% during the three months ended March 31, 2019. The 5.0% reduction in our consolidated gross margin percentage is explained predominantly by the results of our T&D Solutions segment.

T&D Solutions. The reduction in our T&D Solutions gross margin resulted primarily from taking on lower margin jobs and providing customer discounts. Gross profit for the three months ended March 31, 2020 also includes write downs of inventory amounting to $43.

Critical Power. The 192.5% increase in our Critical Power segment gross margin was driven primarily by increased sales of service, which provide higher margins than our equipment sales.

Operating Expenses

 The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	Variance	%
T&D Solutions
Selling, general and administrative expense	$667	$380	$287	75.5
Depreciation and amortization expense	15	15	—	—
Segment operating expense	$682	$395	$287	72.7

Critical Power Solutions
Selling, general and administrative expense	$457	$462	$(5)	(1.1)
Depreciation and amortization expense	15	33	(18)	(54.5)
Segment operating expense	$472	$495	$(23)	(4.6)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$771	$796	$(25)	(3.1)
Depreciation expense	9	14	(5)	(35.7)
Foreign exchange gain	(10)	—	(10)	—
Segment operating expense	$770	$810	$(40)	(4.9)

Consolidated
Selling, general and administrative expense	$1,895	$1,638	$257	15.7
Depreciation and amortization expense	39	62	(23)	(37.1)
Foreign exchange gain	(10)	—	(10)	—
Consolidated operating expense	$1,924	$1,700	$224	13.2

Selling, General and Administrative Expense. For the three months ended March 31, 2020, consolidated selling, general and administrative expense, before depreciation and amortization, increased by $257, or 15.7%, to $1.9 million, as compared to $1.6 million during the three months ended March 31, 2019. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 37.9% in the 2020, as compared to 54.3% in 2019.

The selling, general and administrative expense in our T&D Solutions segment increased by $287, or 75.5%, during the three months ended March 31, 2020, as compared to 2019, primarily due to higher legal expense related to the Myers Power Case.

Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the three months ended March 31, 2020, depreciation and amortization expense decreased by $23, or 37.1%, as compared to the same period in 2019 primarily due to an intangible asset becoming fully amortized in our Critical Power segment.

Operating Loss

The following table represents our operating loss by reportable segment for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	Variance	%
T&D Solutions	$(777)	$(232)	$(545)	(234.9)
Critical Power Solutions	(200)	(402)	202	50.2
Unallocated Corporate Overhead Expenses	(770)	(810)	40	4.9
Total operating loss	$(1,747)	$(1,444)	$(303)	(21.0)

T&D Solutions. Operating loss from this segment increased by $545 during the three months ended March 31, 2020, compared to 2019, due to an increase in legal expense related to the Myers Power Case.

Critical Power. The Critical Power segment operating loss decreased by $202 during the three months ended March 31, 2020 from 2019 due primarily to an increase in our higher margin service revenue and lower amortization of intangible assets in 2020.

General Corporate Expense. Our general corporate expense consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three months ended March 31, 2020, our unallocated corporate overhead expense decreased by $40, primarily from decreased payroll related expenses.

Non-Operating (Income) Expense

Interest (Income) Expense. For the three months ended March 31, 2020 and 2019, the Company had interest income of $110 and interest expense of $224, respectively. The net decrease in our interest expense was due to the retirement of our bank indebtedness with the proceeds from the sale of the transformer business units in August 2019.

Other Expense (Income). For the three months ended March 31, 2020, other non-operating expense was $1.3 million, as compared to an income of $3.3 million during the same period in 2019. For the three months ended March 31, 2020, included in other non-operating expense was a loss of $1.1 million related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub.

Income Tax Expense. Our effective income tax rate was (0.1)% for the three months ended March 31, 2020, as a result of a full valuation allowance, compared to 26.3% during the same period in 2019, as set forth below:

	Three Months Ended March 31,
	2020	2019	Variance
(Loss) income before income taxes	$(2,918)	$5,881	$(8,799)
Income tax expense	3	1,546	(1,543)
Effective income tax rate %	(0.1)	26.3	(26.4)

Net (Loss) Income per Share from Continuing Operations

We generated a net loss from continuing operations of $2.9 million and a net income from continuing operations of $4.3 million during the three months ended March 31, 2020 and 2019, respectively. Our net loss from continuing operations per basic and diluted share for the three months ended March 31, 2020 was $0.33. Our net income from continuing operations per basic and diluted share for the three months ended March 31, 2019 was $0.50.

LIQUIDITY AND CAPITAL RESOURCES

General. At March 31, 2020, we had $6.8 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities, bank borrowings under our revolving credit facilities and distributions between our U.S. and foreign subsidiaries. Our cash requirements have been generally applied toward operating activities, capital improvements and acquisitions.

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

The full impact of the COVID-19 outbreak continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak at this time, however, if the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020, the Company received funding in the amount of $1.4 million from the Paycheck Protections Program after determining we met the qualifications for this loan program due to the impact that COVID-19 will have on our financial condition, results of operations, and/or liquidity.

Cash (Used in)/ Provided by Operating Activities. Cash used in our operating activities was $1.0 million during the three months ended March 31, 2020, as compared to cash provided by our operating activities of $871 during the three months ended March 31, 2019. The increase in cash used in operations during the three months ended March 31, 2020 occurred as a result of an increase of cash used for working capital when compared to the three months ended March 31, 2019.

Cash Used in Investing Activities. Cash used in investing activities during the three months ended March 31, 2020 was $0, as compared to $56 during the three months ended March 31, 2019.

Cash Used in Financing Activities. Cash used in our financing activities was $419 during the three months ended March 31, 2020, as compared to $781 during the three months ended March 31, 2019. The primary use of cash in financing activities for the three months ending March 31, 2020 was repayments of financing leases.

Working Capital. As of March 31, 2020, we had working capital of $7.4 million, including $6.8 million of cash and cash equivalents, compared to working capital of $10.1 million, including $8.2 million of cash and cash equivalents at December 31, 2019. At March 31, 2020 and December 31, 2019, we no longer had a revolving credit facility, as it was paid in full in August 2019 with the proceeds from the sale of the transformer business units.

Assessment of Liquidity. At March 31, 2020, we had $6.8 million of cash and cash equivalents on hand generated primarily from the completion of the Equity Transaction. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings under our revolving credit facilities. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions. As all outstanding amounts under our credit facilities have been paid in full with the proceeds from the Equity Transaction during the year ended December 31, 2019, we expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities and capital improvements.

Capital Expenditures

The Company had no additions to property, plant and equipment during the three months ended March 31, 2020, as compared to additions of $56 during the three months ended March 31, 2019. We have no major future capital projects planned, or significant replacement spending anticipated during the rest of 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of March 31, 2020, based on the evaluation of these disclosure controls and procedures, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. is seeking injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited amount (exceeding $25,000); however, the Company has recognized approximately $1.2 million for expected costs related to this litigation. On March 18, 2016, we filed an answer to the complaint, denying generally each and every allegation and relief sought by Myers Power Products, Inc. and seeking dismissal based on, among other things, failure to state facts sufficient to constitute a cause of action. We intend to contest the matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that we, PCEP and our employees will prevail on any claims made against us, PCEP and our employees in any such lawsuit. As of the filing of this report, this action is scheduled for trial in the third quarter of 2020. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

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

There are also two appeals pending in the California Court of Appeal for the Second Appellate District (“Court of Appeal”). Case no. B301494 is an appeal of the October 4, 2019 Modified Preliminary Injunction. Case no. B302943 is an appeal of the November 26, 2019 order enjoining Pioneer Power Solutions, Inc. and Pioneer Custom Electrical Products Corp. to obtain and post a $12 million bond. Pioneer’s opening brief in case no. B301494 was due March 30, 2020. On March 23, 2020 we filed a stipulated request for a 60-day extension. Pursuant to a March 20 Implement Order for Emergency Order issued by the Court of Appeal (available at http://www.courts.ca.gov/documents/Administrative-order-re-OA.pdf), all deadlines in the Court of Appeal are automatically extended by 30 days without the need for any other action. The Court of Appeal also has suspended all in-person oral arguments, temporarily transitioning to video conferencing. (Order available at http://www.courts.ca.gov/documents/Administrative-order-re-OA.pdf.)

With respect to all such lawsuits, claims and proceedings, the Company records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. However, the outcomes of any currently pending lawsuits, claims and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

As of the date hereof, we are not aware of or a party to any legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities other than the forgoing suit filed by Myers Power Products, Inc. that we believe could have a material adverse effect on our business, financial condition or operating results. See Note 13 - Commitments and Contingencies included in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

We are not aware of any material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The recent COVID-19 outbreak may adversely affect our business.

The recent global outbreak of the coronavirus pandemic could have a negative impact on our revenues and operating results. This outbreak could result in disruptions and damage to our business, caused by both the negative impact to our ability to obtain cost effective raw materials, supplies and component parts necessary to operate our business and the negative impact on our ability to operate our facility should the coronavirus spread more broadly in the regions we are located, thereby creating an increased risk of exposure to our workforce which cannot operate our facility remotely. Mitigation efforts will not completely prevent our business from being adversely affected, and the longer the pandemic impacts supply and demand and the more broadly the pandemic spreads, it is more likely that the impact on our business, revenues and operating results will become increasingly negative. Also, global or national health concerns, including the outbreak of pandemic or contagious disease such as the recent coronavirus outbreak, can negatively impact the global economy and demand for our services and products.

Per the guidance issued from the Cybersecurity and Infrastructure Security Agency (“CISA”), part of the United States Department of Homeland Security, the Company and its subsidiaries, are considered “essential businesses”. We fall into multiple categories within the guidance but specifically within 1) Energy & Electricity Industry and 2) Critical Manufacturing as we provide essential services and products for the energy sector.

The guidance issued by CISA can be found at: https://www.cisa.gov/publication/guidance-essential-critical-infrastructure-workforce.

While we cannot guarantee that we will continue to be considered an “essential business”, this guidance and exception allow work at our facilities to continue in order to provide products and services to our customers.

Moreover, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock. In addition, a significant outbreak of COVID-19 or other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

10.1+	Third Amendment to Employment Agreement, dated March 30, 2020, by and between the Company and Nathan J. Mazurek (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 1, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: May 15, 2020	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: May 15, 2020	/s/ Walter Michalec
Name: Walter Michalec
Title: Interim Chief Financial Officer (Principal Interim Financial Officer duly authorized to sign on behalf of Registrant)