Form 10-Q
period 2020-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2020-08-14
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 14, 2020 was 8,726,045.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2020

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$5,087	$5,360	$10,088	$8,378
Cost of goods sold
Cost of goods sold	4,838	4,839	9,662	7,600
Write down of inventory	546	—	546	—
Total cost of goods sold	5,384	4,839	10,208	7,600
Gross (loss) profit	(297)	521	(120)	778
Operating expenses
Selling, general and administrative	877	2,071	2,812	3,771
Foreign exchange loss	10	—	—	—
Total operating expenses	887	2,071	2,812	3,771
Loss from continuing operations	(1,184)	(1,550)	(2,932)	(2,993)
Interest (income) expense	(77)	240	(188)	463
Gain on sale of subsidiaries	—	—	—	4,207
Other (income) expense	(449)	3,807	832	465
(Loss) income before taxes	(658)	(5,597)	(3,576)	286
Income tax expense (benefit)	2	(1,442)	5	104
Net (loss) income from continuing operations	(660)	(4,155)	(3,581)	182
Discontinued operations
Income from operations of discontinued business units	—	263	—	1,976
Income tax expense	—	131	—	533
Income from discontinued operations, net of income taxes	—	132	—	1,443
Net (loss) income	$(660)	$(4,023)	$(3,581)	$1,625

Earnings (loss) per share:
Basic
(Loss) income from continuing operations	$(0.08)	$(0.48)	$(0.41)	$0.02
Income from discontinued operations	—	0.02	—	0.17
Net (loss) income	$(0.08)	$(0.46)	$(0.41)	$0.19

Diluted
(Loss) income from continuing operations	$(0.08)	$(0.48)	$(0.41)	$0.02
Income from discontinued operations	—	0.02	—	0.17
Net (loss) income	$(0.08)	$(0.46)	$(0.41)	$0.19

Weighted average common shares outstanding:
Basic	8,726	8,726	8,726	8,726
Diluted	8,726	8,726	8,726	8,730

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(660)	$(4,023)	$(3,581)	$1,625
Other comprehensive income
Foreign currency translation adjustments	—	374	—	62
Amortization of net prior service costs and net actuarial losses, net of tax	—	20	—	110
Other comprehensive income	—	394	—	172
Comprehensive (loss) income	$(660)	$(3,629)	$(3,581)	$1,797

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Revised See Note #6)
ASSETS
Current assets
Cash and cash equivalents	$7,537	$8,213
Short term investments	453	936
Accounts receivable, net	2,002	3,716
Insurance receivable	33	1,800
Inventories, net	3,318	4,554
Income taxes receivable	407	360
Prepaid expenses and other current assets	774	795
Total current assets	14,524	20,374
Property, plant and equipment, net	525	640
Other assets	6,912	7,465
Total assets	$21,961	$28,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$—	$374
Accounts payable and accrued liabilities	4,837	7,533
Deferred revenue	1,344	1,441
Income taxes payable	16	496
Total current liabilities	6,197	9,844
Long-term debt	1,407	—
Other long-term liabilities	1,094	1,793
Total liabilities	8,698	11,637
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on June 30, 2020 and December 31, 2019	9	9
Additional paid-in capital	23,980	23,978
Accumulated other comprehensive income	14	14
Accumulated deficit	(10,740)	(7,159)
Total stockholders’ equity	13,263	16,842
Total liabilities and stockholders’ equity	$21,961	$28,479

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net (loss) income	$(3,581)	$1,625
Depreciation	115	413
Amortization of intangible assets	—	106
Amortization of right-of-use assets	294	285
Amortization of debt issuance cost	—	14
Interest income on notes receivable	(234)	—
Interest expense from PPP loan	2	—
Deferred income tax expense	—	184
Change in receivable reserves	(55)	(55)
Change in inventory reserves	(333)	143
Write down of inventory	546	—
Inventory write-off from flood damage	—	3,313
Gain on sale of subsidiary	—	(4,207)
Change in long term payables	(102)	—
Change in insurance receivable	1,767	(2,400)
Unrealized loss on investments	759	285
Stock-based compensation	2	7
Payroll tax deferral	65	—
Changes in current operating assets and liabilities:
Accounts receivable	1,769	(1,707)
Inventories	1,023	(974)
Prepaid expenses and other assets	32	(284)
Income taxes	(527)	433
Accounts payable and accrued liabilities	(2,652)	1,714
Deferred revenue	(97)	2,512
Net cash (used in)/provided by operating activities	(1,207)	1,407

Investing activities
Additions to property, plant and equipment	—	(122)
Change in note receivable	194	—
Net cash provided by/(used in) investing activities	194	(122)

Financing activities
Bank overdrafts	(374)	(144)
Borrowing under debt agreement	—	13,714
Funding from PPP loan	1,404	—
Repayment of debt	—	(14,098)
Payment of deferred purchase price	(397)	—
Principal repayments of financing leases	(296)	(244)
Net cash provided by/(used in) financing activities	337	(772)

(Decrease) increase in cash and cash equivalents	(676)	513
Effect of foreign exchange on cash and cash equivalents	—	(223)
Cash and cash equivalents
Beginning of period	8,213	200
End of period	$7,537	$490

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated	Accumulated
			Additional	other compre-	deficit/	Total
	Common Stock		paid-in	hensive	Retained	stockholders'
	Shares	Amount	capital	income (loss)	Earnings	equity
Balance - March 31, 2019	8,726,045	$9	$23,971	$(6,119)	$(480)	$17,381
Net loss	—	—	—	—	(4,023)	(4,023)
Stock-based compensation	—	—	3	—	—	3
Foreign currency translation adjustment	—	—	—	374	—	374
Pension adjustment, net of taxes	—	—	—	20	—	20
Balance - June 30, 2019	8,726,045	$9	$23,974	$(5,725)	$(4,502)	$13,756

Balance - March 31, 2020 (Revised)	8,726,045	$9	$23,980	$14	$(10,080)	$13,923
Net loss	—	—	—	—	(660)	(660)
Balance - June 30, 2020	8,726,045	$9	$23,980	$14	$(10,740)	$13,263

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance - January 1, 2019	8,726,045	$9	$23,966	$(5,897)	$(6,127)	$11,951
Net income	—	—	—	—	1,625	1,625
Stock-based compensation	—	—	8	—	—	8
Foreign currency translation adjustment	—	—	—	62	—	62
Pension adjustment, net of taxes	—	—	—	110	—	110
Balance - June 30, 2019	8,726,045	$9	$23,974	$(5,725)	$(4,502)	$13,756

Balance - January 1, 2020 (Revised)	8,726,045	$9	$23,978	$14	$(7,159)	$16,842
Net loss	—	—	—	—	(3,581)	(3,581)
Stock-based compensation	—	—	2	—	—	2
Balance - June 30, 2020	8,726,045	$9	$23,980	$14	$(10,740)	$13,263

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2020 (unaudited)

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

Sale of Transformer Business Units

On June 28, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek (Chief Executive Officer of the Company), Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for a purchase price of $68.0 million. Included in the purchases price, the Company received two subordinated promissory notes, issued by the Buyer, in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”). During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. The Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company during the three months ended June 30, 2020. The Company has revalued the notes for an appropriate imputed interest rate, resulting in a change to the value of the notes at June 30, 2020 of $40, for a carrying value of $5.1 million, which is included within other long term assets (see Note 11 - Other Assets).

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

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of June 30, 2020. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

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

Operating results of liquid-filled and dry-type transformer manufacturing businesses have been previously included in the T&D Segment, which have now been reclassified as discontinued operations for all periods presented. See Note 8 - Discontinued Operations in Notes to Consolidated Financial Statements in Part I of this Form 10-Q. Discussions in these notes pertain to our continuing operations unless noted otherwise.

These unaudited consolidated financial statements should be read in conjunction with the risk factors under the heading “Part II - Item 1A. Risk Factors” and the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the six months ended June 30, 2020, the Company had $7.5 million of cash and cash equivalents on hand, generated primarily from the completion of the Equity Transaction, and working capital of $8.3 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions. As all outstanding amounts under our credit facilities have been paid in full with the proceeds from the Equity Transaction during the year ended December 31, 2019, we expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities and capital improvements.

There are two appeals pending in the California Court of Appeals for the Second Appellate District in connection with the litigation with Myers Power Products, Inc., which includes an appeal of an order modifying a previously issued preliminary injunction and an order enjoining the Company to obtain and post a $12 million bond. While the Company intends to defend itself vigorously, due to the uncertainties of litigation, the Company can give no assurance that it will prevail on the appeals which could have an adverse impact on the Company’s financial position. These appeals are currently scheduled to be heard later in calendar year 2021.

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

The full impact of the COVID-19 outbreak continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. During the three months ended June 30, 2020, the Company experienced a decline in market demand for its products and services. Additionally, we have experienced an impact to productivity as a result of implementing social distancing guidelines and personal protective measures. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 outbreak. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 outbreak at this time, however, if the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020, the Company received funding in the amount of $1.4 million from the Paycheck Protection Program (the “PPP Loan”) after determining we met the qualifications for this loan program due to the impact that COVID-19 will have on our financial condition, results of operations, and/or liquidity. While the full magnitude of the pandemic’s effect on the Company’s future results of operations is uncertain, the Company had experienced certain declines in service sales and commitments to purchase equipment. The Company made this assertion in good faith based upon all available guidance, however management will continue to assess the Company’s continued qualification if and when updated guidance is released by the Treasury Department. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease, rent and utility payments. Under the terms of the PPP Loan, the Company may be eligible for full or partial loan forgiveness, however, no assurance is provided that the Company will apply for, or obtain forgiveness for, any portion of the PPP Loan.

The Company has accounted for the PPP Loan as a debt instrument in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt. At June 30, 2020, $1.4 million of principal payments due starting in the third quarter of 2021 have been recorded as long-term debt in accordance with the enactment of the Paycheck Protection Program Flexibility Act of 2020. The Company does not expect to incur any material interest expense under the PPP Loan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in the Company’s accounting policies during this fiscal quarter of 2020.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s financial statements.

Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU is effective for all annual and interim periods beginning December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact but does not anticipate there will be a material impact to the consolidated financial statements once implemented.

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

At June 30, 2020, the estimated fair value of the warrants and CleanSpark common stock amounted to $708 and an unrealized mark to market gain of $384 and an unrealized mark to market loss of $759 was recognized within other expense for the three and six months ended June 30, 2020, respectively. The PCPI entity was a dormant business unit at the time of this sale; therefore this sale has no impact to the discontinued operations presented within the financial statements.

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

At June 30, 2020, the Company’s financial instruments included the right to receive (i) 175,000 shares of common stock, par value $0.001 per share, of CleanSpark Common Stock, (ii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $16.00 per share, and (iii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $20.00 per share. The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, receivables, inventories, accounts payable and accrued expenses and other current liabilities approximate their respective fair values because of the short-term nature of these accounts. The share quantities and exercise prices of warrants reflect the 10:1 reverse stock split which was completed by CleanSpark in December 2019.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2020
	Fair Value Measurements Using
	Quoted prices in	Significant other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Assets
Common shares	$453	$—	$—
Warrants	—	—	255

Level 3 Valuation

The warrant asset (which relates to warrants to purchase shares of common stock) is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying statements of operations until the warrants are exercised. The fair value of the warrant asset is estimated using a Black-Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the warrant asset as of June 30, 2020, include (i) volatility of 290%, (ii) risk free interest rate of 0.24%, (iii) strike price ($16.00 and $20.00), (iv) fair value of common stock ($2.59), and (v) expected life of 3.6 years.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the CleanSpark warrants for the six months ended June 30, 2020:

CleanSpark
Warrants
Balance at December 31, 2019	$531
Issuance of warrants	—
Change in fair value	(276)
Balance at June 30, 2020	$255

No other changes in valuation techniques or inputs occurred during the six months ended June 30, 2020. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2020.

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

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Products	$3,212	$3,004	$6,344	$4,251
Services	1,875	2,356	3,744	4,127
Total revenue	$5,087	$5,360	$10,088	$8,378

See Note 15 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

6. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of our consolidated interim financial statements for the quarter ended June 30, 2020, we identified a revision as of December 31, 2019 in the calculation of the tax expense related to the Equity Transaction. The revision resulted in a net loss for tax purposes and created additional deferred tax assets related to these tax losses, as well as a reduction in the income tax expense, all recorded as part of discontinued operations. The recognition of additional deferred tax assets requires an increase to the valuation allowance as at December 31, 2019, consistent with the Company’s position on the future realization of these assets.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the revision and determined that the related impact was not material to our results of operations or financial position for any prior annual or interim period, but that correcting the $407 cumulative impact of the revision would be material to our results of operations for the three months ended June 30, 2020. Accordingly, we have corrected the consolidated balance sheets and consolidated statement of operations as of December 31, 2019.

The impact to the consolidated balance sheets and consolidated statements of operations as of December 31, 2019 is as follows:

	As of December 31, 2019
Consolidated Balance Sheets	As Reported	Adjustment	As Revised
Income taxes receivable	$—	$360	$360
Total current assets	20,014	360	20,374
Total assets	28,119	360	28,479
Income taxes payable	543	(47)	496
Total current liabilities	9,891	(47)	9,844
Total liabilities	11,684	(47)	11,637
Accumulated deficit	(7,566)	407	(7,159)
Total stockholders’ equity	16,435	407	16,842

Consolidated Statements of Operations
Income tax expense from discontinued operations	$737	$(407)	$330
Income from discontinued operations, net of income taxes	10,598	407	11,005
Net loss	(1,439)	407	(1,032)
Basic and diluted loss from continuing operations	(1.38)	—	(1.38)
Basic and diluted income from discontinued operations	1.21	0.05	1.26
Basic and diluted net loss	(0.17)	0.05	(0.12)

Subsequent to the December 31, 2019 revision described above, the March 31, 2020 consolidated balance sheet was also revised to reflect an increase in other currents assets of $360 to $16,533, a decrease in other current liabilities of $47 to $8,698, and an increase to stockholders’ equity of $407 to $13,923.

The identified adjustment does not impact any other prior periods.

7. OTHER (INCOME) EXPENSE

Other expense in the unaudited consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the three months ended June 30, 2020, other income was $449, as compared to other expense of $3.8 million during the three months ended June 30, 2019. For the three months ended June 30, 2020, included in other income was a gain of $384 related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub, as compared to a loss of $3.7 million for the three months ended June 30, 2019.

For the six months ended June 30, 2020, other expense was $832, as compared to $465 during the six months ended June 30, 2019. For the six months ended June 30, 2020, included in other expense was a loss of $759 related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub, as compared to a loss of $325 for the six months ended June 30, 2019.

8. DISCONTINUED OPERATIONS

A discontinued operation is a component of the Company’s business that represents a separate major line of business that had been disposed of or is held for sale. Classification as a discontinued operation occurs upon disposal or when the operation meets the criteria to be classified as held for sale, if earlier. When an operation is classified as a discontinued operation, the comparative Consolidated Statement of Operations, Consolidated Statement of Cash Flows, and Consolidated Balance Sheets are presented as if the operation had been discontinued from the start of the comparative year. Based upon the authoritative guidance, the Company concluded that the operations of the liquid-filled and dry-type transformer business should be presented as discontinued operations for the three and six months ended June 30, 2019.

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

Consideration

The consideration paid by the Buyer in the Equity Transaction is a base cash purchase price of $60.5 million, as well as the issuance by the Buyer of two subordinated promissory notes to Pioneer Power in the principal amounts of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million, in each case subject to adjustment pursuant to the terms of the Stock Purchase Agreement. Pursuant to the terms of the Stock Purchase Agreement, the Seller Notes will bear interest at an annualized rate of 4.0%, to be paid-in-kind annually, and will have a maturity date of December 31, 2022. In addition, pursuant to the terms of the Stock Purchase Agreement, as amended, the Buyer may set-off on a dollar-for-dollar basis any indemnifiable losses the Buyer suffers as a result of certain actions or omissions by Pioneer Power or the Disposed Companies against the first Seller Note in the aggregate principal amount of $5.0 million, and such right of set-off is the Buyer’s sole source of recovery with respect to losses resulting from inaccuracies or breaches of the Company’s representations and warranties, except for breaches of certain fundamental warranties, claims of fraud and breaches of representations, warranties or covenants relating to taxes, and claims for certain specific indemnities.

During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. The Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company during the three months ended June 30, 2020. The Company has revalued the notes for an appropriate imputed interest rate, resulting in a change to the value of the notes at June 30, 2020 of $40, for a carrying value of $5.1 million, which is included within other long term assets (see Note 11 - Other Assets).

Operating results of the liquid-filled and dry-type transformer manufacturing businesses previously included in the T&D Solutions segment, have now been reclassified as discontinued operations for all periods presented.

During the quarter ended June 30, 2019 the Company’s Reynosa Facility was damaged by a flood resulting in damages to inventory. This loss has been partially offset by $2.4 million of insurance proceeds that the Company expects to receive. The Company received $600 of these insurance proceeds during the year ended December 31, 2019, and $1.8 million of these insurance proceeds were received during the six months ended June 30, 2020. While the net loss on inventory damaged amounting to approximately $782 has been reflected within the cost of goods sold in discontinued operations during the year ended December 31, 2019, the corresponding insurance receivable amounting to $1.8 million and $33 has been recognized as an asset from continuing operations as of December 31, 2019 and June 30, 2020, respectively. The amount of damaged inventory and insurance proceeds are based upon management’s best estimate, and the actual amount of damaged inventory and insurance proceeds may differ from such estimates.

The following table presents the discontinued operations of the liquid-filled and dry-type transformer manufacturing businesses in the Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$—	$19,003	$—	$40,684
Costs and Expenses
Cost of goods sold	—	16,047	—	33,886
Selling, general and administrative	—	2,275	—	4,715
Foreign exchange loss (gain)	—	143	—	(491)
Interest expense	—	275	—	550
Other expense	—	—	—	48
Total costs and expenses	—	18,740	—	38,708
Income before provision for income taxes	—	263	—	1,976
Income tax expense	—	131	—	533
Income from discontinued operations, net of income taxes	$—	$132	$—	$1,443

Depreciation, capital expenditures, and significant non cash items of the discontinued operations by period were as follows:

	Six Months Ended June 30,
	2020	2019
Depreciation and amortization	$—	$632
Capital expenditures	—	98

9. INVENTORIES

The components of inventories are summarized below:

	June 30,	December 31,
	2020	2019
Raw materials	$2,392	$2,309
Work in process	1,986	2,628
Finished goods	—	46
Provision for excess and obsolete inventory	(1,060)	(429)
Total inventories	$3,318	$4,554

Inventories are stated at the lower of cost or a net realizable value determined on a FIFO method. A negative net realizable value adjustment of $349 was recognized in cost of goods sold of the T&D Solutions segment during the six months ended June 30, 2020. Additionally, a $546 write down of inventory was recognized in cost of goods sold of the T&D Solutions segment during the three months ended June 30, 2020 as a result of management’s strategic decisions to rationalize its traditional product offerings and focus on higher margin equipment sales.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	June 30,	December 31,
	2020	2019
Machinery and equipment	$1,225	$1,225
Furniture and fixtures	205	205
Computer hardware and software	682	682
Leasehold improvements	337	337
	2,449	2,449
Less: Accumulated depreciation	(1,924)	(1,809)
Total property, plant and equipment, net	$525	$640

Depreciation expense for the three months ended June 30, 2020 and 2019 was $57 and $72, respectively.

Depreciation expense for the six months ended June 30, 2020 and 2019 was $115 and $142, respectively.

11. OTHER ASSETS

Included in other assets at June 30, 2020 and December 31, 2019 are right-of-use assets, net, of $1.5 million and $1.8 million, respectively, related to our lease obligations.

As a result of the Company entering into the Stock Purchase Agreement on June 28, 2019, as amended (see Note 3 - Divestitures), we have received two subordinated promissory notes in the aggregate principal amount of $7.5 million, subject to certain adjustments. The subordinated promissory notes accrue interests at a rate of 4.0% per annum with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. The Company determined the fair value of the notes based on market conditions and prevailing interest rates. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. The Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company during the three months ended June 30, 2020. The Company has revalued the notes for an appropriate imputed interest rate, resulting in a change to the value of the notes at June 30, 2020 of $40, for a carrying value of $5.1 million.

Other assets are summarized below:

	June 30,	December 31,
	2020	2019
Right of use assets	$1,512	$1,806
Notes receivable, net	5,136	5,096
CleanSpark warrants	255	531
Deposits	9	32
Other assets	$6,912	$7,465

12. DEBT

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020, the Company received the PPP Loan in the amount of $1.4 million after determining we met the qualifications for this loan program due to the impact that COVID-19 will have on our financial condition, results of operations, and/or liquidity. While it is uncertain as to the full magnitude that the pandemic will have on the Company’s future results of operations, the Company experienced a decline in market demand for its products and services during the three months ended June 30, 2020. Additionally, we have experienced an impact to productivity as a result of implementing social distancing guidelines and personal protective measures. The Company has made this assertion in good faith based upon all available guidance, however management will continue to assess the Company’s continued qualification if and when updated guidance is released by the Treasury Department. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease, rent and utility payments. Under the terms of the PPP Loan, the Company may be eligible for full or partial loan forgiveness in the fourth quarter of 2020, however, no assurance is provided that the Company will apply for, or obtain forgiveness for, any portion of the PPP Loan.

The Company has accounted for the PPP Loan as a debt instrument in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt. At June 30, 2020, $1.4 million of principal payments due starting in the third quarter of 2021 have been recorded as long-term debt in accordance with the enactment of the Paycheck Protection Program Flexibility Act of 2020. The Company does not expect to incur any material interest expense under the PPP Loan.

13. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of June 30, 2020 and December 31, 2019.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of June 30, 2020, and changes during the six months ended June 30, 2020, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2020	379,800	$7.54	6.1	$22
Granted	70,000	1.68
Exercised	—	—
Forfeited	(2,000)	15.05
Outstanding as of June 30, 2020	447,800	$6.59	6.30	$6
Exercisable as of June 30, 2020	377,800	$7.50	5.60	$—

As of June 30, 2020, there were 225,867 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three and six months ended June 30, 2020 and 2019 was insignificant. As of June 30, 2020, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $1.

14. BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE

Basic and diluted (loss) income per common share is calculated based on the weighted average number of shares outstanding during the period. The Company’s employee and director stock option awards, as well as incremental shares issuable upon exercise of warrants, are not considered in the calculations if the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(660)	$(4,155)	$(3,581)	$182
Income from discontinued operations, net of income taxes	—	132	—	1,443
Net (loss) income	$(660)	$(4,023)	$(3,581)	$1,625

Denominator:
Weighted average basic shares outstanding	8,726	8,726	8,726	8,726
Effect of dilutive securities - equity based compensation plans	—	—	—	4
Denominator for diluted net (loss) income per common share	8,726	8,726	8,726	8,730

(Loss) income per share:
Basic
(Loss) income from continuing operations	$(0.08)	$(0.48)	$(0.41)	$0.02
Income from discontinued operations	—	0.02	—	0.17
Net (loss) income	$(0.08)	$(0.46)	$(0.41)	$0.19

Diluted
(Loss) income from continuing operations	$(0.08)	$(0.48)	$(0.41)	$0.02
Income from discontinued operations	—	0.02	—	0.17
Net (loss) income	$(0.08)	$(0.46)	$(0.41)	$0.19

15. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

The following tables present information about segment income and loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
T&D Solutions
Switchgear	$2,987	$2,737	$5,864	$3,810
	2,987	2,737	5,864	3,810
Critical Power Solutions
Equipment	225	267	480	441
Service	1,875	2,356	3,744	4,127
	2,100	2,623	4,224	4,568
Consolidated	$5,087	$5,360	$10,088	$8,378

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Depreciation and Amortization
T&D Solutions	$33	$37	$68	$71
Critical Power Solutions	84	37	163	73
Unallocated Corporate Overhead Expenses	8	14	17	28
Consolidated	$125	$88	$248	$172

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating (loss) income
T&D Solutions	$(626)	$(543)	$(1,403)	$(777)
Critical Power Solutions	(199)	251	(399)	(149)
Unallocated Corporate Overhead Expenses	(359)	(1,258)	(1,130)	(2,067)
Consolidated	$(1,184)	$(1,550)	$(2,932)	$(2,993)

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
United States	$5,087	$5,360	$10,088	$8,378

16. LEASES

The Company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms of 1 year to 2 years some of which contain options to extend up to 10 years. As of June 30, 2020 and 2019, assets recorded under finance leases were $1.4 million and $1.0 million, respectively, and accumulated amortization associated with finance leases were $648 and $475, respectively. As of June 30, 2020 and 2019, assets recorded under operating leases were $2.1 million and $2.1 million, respectively, and accumulated amortization associated with operating leases were $1.4 million and $748, respectively. Such amounts are included within other assets.

The components of the lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$169	$169	$339	$339

Finance lease cost
Amortization of right-of-use asset	$69	$61	$133	$135
Interest on lease liabilities	14	13	28	27
Total finance lease cost	$83	$74	$161	$162

Other information related to leases was as follows:

Supplemental Cash Flows Information

	June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$341	$334
Operating cash flow payments for finance leases	28	27
Financing cash flow payments for finance leases	120	127
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	312	296
Finance leases	69	61

Weighted Average Remaining Lease Term

	June 30,
	2020	2019
Operating leases	1 years	2 years
Finance leases	2 years	2 years

Weighted Average Discount Rate

	June 30,
	2020	2019
Operating leases	5.50%	5.50%
Finance leases	6.70%	6.72%

Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

	Operating	Finance
	Leases	Leases
2020	335	144
2021	401	317
2022	91	184
2023	—	247
Total future minmum lease payments	827	892
Less imputed interest	(35)	(89)
Total future minmum lease payments	$792	$803

Reported as of June 30, 2020:

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$557	$281
Other long-term liabilities	235	522
Total	$792	$803

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income, income (loss) per share, margins and profitability.

●	Many of our competitors are better established and have significantly greater resources and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	We depend on CleanSpark, Inc (“CleanSpark”) for a large portion of our business, and any change in the level of orders from CleanSpark could have a significant impact on results of operations.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Our ability to realize revenue reported in our backlog.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, duties and tariffs on the importation of products we sell into the United States, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Our chairman controls a majority of our voting power, and may have, or may develop in the future, interests that may diverge from yours.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

●	Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

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

Discontinued Operations

Operating results for our liquid-filled transformer and dry-type transformer manufacturing businesses, which have been previously included in the T&D Solutions segment, have now been reclassified as discontinued operations for all periods presented. See Note 8 - Discontinued Operations in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

Overview of the Three and Six Month Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in Note 15 - Business Segment and Geographic Information and in our unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary of operating results during the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
T&D Solutions	$2,987	$2,737	$5,864	$3,810
Critical Power Solutions	2,100	2,623	4,224	4,568
Consolidated	5,087	5,360	10,088	8,378
Cost of goods sold
T&D Solutions	3,468	2,914	6,440	3,825
Critical Power Solutions	1,916	1,925	3,768	3,775
Consolidated	5,384	4,839	10,208	7,600
Gross (loss) profit	(297)	521	(120)	778
Selling, general and administrative expenses	839	2,007	2,734	3,645
Depreciation and amortization expense	38	64	78	126
Foreign exchange loss	10	—	—	—
Total operating expenses	887	2,071	2,812	3,771
Operating loss from continuing operations	(1,184)	(1,550)	(2,932)	(2,993)
Interest (income) expense	(77)	240	(188)	463
Gain on sale of subsidiaries	—	—	—	4,207
Other (income) expense	(449)	3,807	832	465
(Loss) income before taxes	(658)	(5,597)	(3,576)	286
Income tax expense (benefit)	2	(1,442)	5	104
Net (loss) income from continuing operations	(660)	(4,155)	(3,581)	182
Discontinued operations
Income from operations of discontinued business units	—	263	—	1,976
Income tax expense	—	131	—	533
Income from discontinued operations, net of income taxes	—	132	—	1,443
Net (loss) income	$(660)	$(4,023)	$(3,581)	$1,625

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
T&D Solutions	$4,725	$7,632	$6,450	$7,714	$10,120
Critical Power Solutions	7,420	7,068	9,406	4,832	4,844
Order backlog	$12,145	$14,700	$15,856	$12,546	$14,964
Discountinued operations	—	—	—	—	35,672
Total order backlog	$12,145	$14,700	$15,856	$12,546	$50,635

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020	2019	Variance	%	2020	2019	Variance	%
T&D Solutions
Switchgear	$2,987	$2,737	$250	9.1	$5,864	$3,810	$2,054	53.9
	2,987	2,737	250	9.1	5,864	3,810	2,054	53.9
Critical Power Solutions
Equipment	225	267	(42)	(15.7)	480	441	39	8.8
Service	1,875	2,356	(481)	(20.4)	3,744	4,127	(383)	(9.3)
	2,100	2,623	(523)	(20.0)	4,224	4,568	(344)	(7.5)
Total revenue	$5,087	$5,360	$(273)	(5.1)	$10,088	$8,378	$1,710	20.4

For the three months ended June 30, 2020, our consolidated revenue decreased by $273, or 5.1%, to $5.1 million, down from $5.4 million during the three months ended June 30, 2019. For the six months ended June 30, 2020, our consolidated revenue increased by $1.7 million, or 20.4%, to $10.1 million, up from $8.4 million during the six months ended June 30, 2019.

T&D Solutions. During the three months ended June 30, 2020, revenue from our switchgear product lines increased by $250, or 9.1%, as compared to the three months ended June 30, 2019, as a result of increased sales of our transfer switches offset by decreased sales of our low and medium voltage switchgear.

During the six months ended June 30, 2020, revenue from our switchgear product lines increased by $2.1 million, or 53.9% as compared to the six months ended June 30, 2019, as result of increased sales of our transfer switches offset by decreased sales of our low and medium voltage switchgear.

Critical Power. For the three months ended June 30, 2020, revenue for our equipment sales decreased by $42, or 15.7%, as compared to the same period in the prior year. For the six months ended June 30, 2020, equipment sales increased by $39, or 8.8%, as compared to the same period in 2019.

For the three and six months ended June 30, 2020, our service revenue decreased by $481, or 20.4%, and $383, or 9.3%, respectively, as compared to the same periods in the prior year due to the loss of the Verizon preventative maintenance business.

Gross (Loss) Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020	2019	Variance	%	2020	2019	Variance	%
T&D Solutions
Gross loss	$(481)	$(177)	$(304)	(171.8)	$(576)	$(15)	$(561)	(3,740.0)
Gross margin %	(16.1)	(6.5)	(9.6)		(9.8)	(0.4)	(9.4)

Critical Power Solutions
Gross profit	184	698	(514)	(73.6)	456	793	(337)	(42.5)
Gross margin %	8.8	26.6	(17.8)		10.8	17.4	(6.6)

Consolidated gross (loss) profit	$(297)	$521	$(818)	(157.0)	$(120)	$778	$(898)	(115.4)
Consolidated gross margin %	(5.8)	9.7	(15.5)		(1.2)	9.3	(10.5)

For the three months ended June 30, 2020, our consolidated gross margin was (5.8%) of revenues, compared to 9.7% during the three months ended June 30, 2019. The 15.5% reduction in our consolidated gross margin percentage is predominantly due to the reduction in our T&D Solutions gross margin.

For the six months ended June 30, 2020, our gross margin was (1.2%) of revenues, compared to 9.3% for the six months ended June 30, 2019. The 10.5% reduction in our consolidated gross margin percentage is predominantly due to the reduction in our T&D Solutions gross margin.

T&D Solutions. The reduction in our T&D Solutions gross margin resulted primarily from the shipment of lower margin orders, providing customer discounts and an increase to the segment’s obsolescence reserve of $546 as a result of management’s strategic decisions to rationalize its traditional product offerings and focus on higher margin equipment sales.

Critical Power. During the three and six months ended June 30, 2020, the gross margin decreased by 17.8% and 6.6%, respectively, as compared to the same period in 2019, primarily due to the loss of the Verizon preventative maintenance business which historically has provided higher gross margins.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020	2019	Variance	%	2020	2019	Variance	%
T&D Solutions
Selling, general and administrative expense	$131	$348	$(217)	(62.4)	$798	$727	$71	9.8
Depreciation and amortization expense	14	17	(3)	(17.6)	29	33	(4)	(12.1)
Segment operating expense	$145	$365	$(220)	(60.3)	$827	$760	$67	8.8

Critical Power Solutions
Selling, general and administrative expense	$367	$413	$(46)	(11.1)	$824	$876	$(52)	(5.9)
Depreciation and amortization expense	16	33	(17)	(51.5)	31	65	(34)	(52.3)
Segment operating expense	$383	$446	$(63)	(14.1)	$855	$941	$(86)	(9.1)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$341	$1,246	$(905)	(72.6)	$1,112	$2,042	$(930)	(45.5)
Depreciation expense	8	14	(6)	(42.9)	18	28	(10)	(35.7)
Foreign exchange gain	10	—	10	—	—	—	—	—
Segment operating expense	$359	$1,260	$(901)	(71.5)	$1,130	$2,070	$(940)	(45.4)

Consolidated
Selling, general and administrative expense	$839	$2,007	$(1,168)	(58.2)	$2,734	$3,645	$(911)	(25.0)
Depreciation and amortization expense	38	64	(26)	(40.6)	78	126	(48)	(38.1)
Foreign exchange gain	10	—	10	—	—	—	—	—
Consolidated operating expense	$887	$2,071	$(1,184)	(57.2)	$2,812	$3,771	$(959)	(25.4)

Selling, General and Administrative Expense. For the three months ended June 30, 2020, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by $1.2 million, or 58.2%, to $839, due to fewer payroll related costs and a reduction in professional fees, as compared to $2.0 million during the three months ended June 30, 2019. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 16.5% in the three months ended June 30, 2020, as compared to 37.4% in the three months ended June 30, 2019.

During the six months ended June 30, 2020, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by $911, or 25.0%, to $2.7 million due to a reduction in professional fees, as compared to $3.6 million during the six months ended June 30, 2019. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 27.1% in the six months ended June 30, 2020, as compared to 43.5% in the six months ended June 30, 2019.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the three and six months ended June 30, 2020, depreciation and amortization expense decreased by $26, or 40.6%, and $48, or 38.1%, respectively, as compared to the same periods in 2019 primarily due to an intangible asset becoming fully amortized in our Critical Power segment during 2019.

Operating Loss

The following table represents our operating loss by reportable segment for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020	2019	Variance	%	2020	2019	Variance	%
T&D Solutions	$(626)	$(543)	$(83)	15.3	$(1,403)	$(777)	$(626)	(80.6)
Critical Power Solutions	(199)	251	(450)	179.3	(399)	(149)	(250)	(167.8)
Unallocated Corporate Overhead Expenses	(359)	(1,258)	899	71.5	(1,130)	(2,067)	937	45.3
Total operating loss	$(1,184)	$(1,550)	$366	(23.6)	$(2,932)	$(2,993)	$61	2.0

T&D Solutions. During the three and six months ended June 30, 2020, our T&D Solutions segment generated an operating loss of $626 and $1.4 million, respectively, as compared to $543 and $777 for the same respective periods in 2019. The increase in the operating loss for the three and six months ended June 30, 2020, as compared to the same period in 2019, is primarily due to an increase in the segment’s obsolescence reserve, offset by lower legal fees related to ongoing litigation.

Critical Power. During the three and six months ended June 30, 2020, our Critical Power segment generated an operating loss of $199 and $399, respectively, as compared to operating income of $251 and an operating loss of $149 during the three and six months ended June 30, 2019, respectively. The increase in the operating loss for the three and six months ended June 30, 2020 is due primarily to the loss of the Verizon preventative maintenance business which has historically generated higher operating income.

General Corporate Expense. Our general corporate expense consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three and six months ended June 30, 2020, our unallocated corporate overhead expense decreased by $899, or 71.5%, and by $937, or 45.3%, as compared to the same periods in 2019, primarily due to a reduction in professional fees related to the Equity Transaction that was entered into in 2019.

Non-Operating (Income) Expense

Interest (Income) Expense. For the three and six months ended June 30, 2020, the Company had interest income of approximately $77 and $188, respectively, as compared to interest expense of $240 and $463, respectively, during the three and six months ended June 30, 2019. The net decrease in our interest expense was due to the retirement of our bank indebtedness with the proceeds from the sale of the transformer business units in August 2019.

Other Expense (Income). For the three months ended June 30, 2020, other non-operating income was $449, as compared to other non-operating expense of $3.8 million during the three months ended June 30, 2019. For the three months ended June 30, 2020, included in other non-operating income was a gain of $384 related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub, as compared to a loss of $3.7 million during the three months ended June 30, 2019.

For the six months ended June 30, 2020, other non-operating expense was $832, as compared to $465 during the six months ended June 30, 2019. For the six months ended June 30, 2020 and 2019, included in other non-operating expense was a loss of $759 and $325, respectively, related to the mark to market adjustment on the fair value of common stock and warrants received in connection with the Merger of PCPI, CleanSpark and the Merger Sub.

Income Tax Expense (Benefit). Our effective income tax expense rate was (0.3%) for the three months ended June 30, 2020, compared to an income tax benefit rate of 25.8% during the same period in 2019. For the six months ended June 30, 2020, our effective income tax expense rate was (0.1%), as compared to an income tax expense rate of 36.4% during the same period in 2019, as set forth below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Variance	2020	2019	Variance
(Loss) income before income taxes	$(658)	$(5,597)	$4,939	$(3,576)	$286	$(3,862)
Income tax expense (benefit)	2	(1,442)	1,444	5	104	(99)
Effective income tax rate %	(0.3)	25.8	(26.1)	(0.1)	36.4	(36.5)

Net (Loss) Income per Share from Continuing Operations

We generated a net loss from continuing operations of $660 and $3.6 million during the three and six months ended June 30, 2020, respectively, as compared to net loss from continuing operations of $4.2 million and net income from continuing operations $182 during the three and six months ended June 30, 2019, respectively.

Our net loss from continuing operations per basic and diluted share for the three months ended June 30, 2020, and June 30, 2019 was $0.08 and $0.48, respectively. Our net loss from continuing operations per basic and diluted share for the six months ended June 30, 2020 was $0.41, as compared to an income from continuing operations per basic and diluted share of $0.02 for the six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

General. As of June 30, 2020, we had $7.5 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements have been generally applied toward operating activities, debt repayment, capital improvements and acquisitions.

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

The full impact of the COVID-19 outbreak continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. During the three months ended June 30, 2020, the Company experienced a decline in market demand for its products and services. Additionally, we have experienced an impact to productivity as a result of implementing social distancing guidelines and personal protective measures. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 outbreak. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 outbreak at this time, however, if the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020, the Company received the PPP Loan in the amount of $1.4 million after determining we met the qualifications for this loan program due to the impact that COVID-19 will have on our financial condition, results of operations, and/or liquidity.

The Company has accounted for the PPP Loan as a debt instrument in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt. At June 30, 2020, $1.4 million of principal payments due starting in the third quarter of 2021 have been recorded as long-term debt in accordance with the enactment of the Paycheck Protection Program Flexibility Act of 2020. The Company does not expect to incur any material interest expense under the PPP Loan.

Cash (Used in)/ Provided by Operating Activities. Cash used in our operating activities was $1.2 million during the six months ended June 30, 2020, as compared to cash provided by our operating activities of $1.4 million during the six months ended June 30, 2019. The increase in cash used in operations during the six months ended June 30, 2020 occurred as a result of an increase of cash used for working capital when compared to the six months ended June 30, 2019.

Cash Provided by/ (Used in) Investing Activities. Cash provided by investing activities during the six months ended June 30, 2020 was $194, as compared to cash used in investing activities of $122 during the six months ended June 30, 2019.

Cash Provided by/ (Used in) Financing Activities. Cash provided by our financing activities was $337 during the six months ended June 30, 2020, as compared to cash used in our financing activities of $772 during the six months ended June 30, 2019. The primary source of cash in financing activities for the six months ending June 30, 2020 was funding from the Payroll Protection Program.

Working Capital. As of June 30, 2020, we had working capital of $8.3 million, including $7.5 million of cash and equivalents, compared to working capital of $10.1 million, including $8.2 million of cash and equivalents at December 31, 2019. At June 30, 2020 and December 31, 2019, we no longer had a revolving credit facility, as it was paid in full in August 2019 with the proceeds from the sale of the transformer business units.

Assessment of Liquidity. At June 30, 2020, we had $7.5 million of cash and cash equivalents on hand generated primarily from the completion of the Equity Transaction. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions. As all outstanding amounts under our credit facilities have been paid in full with the proceeds from the Equity Transaction during the year ended December 31, 2019, we expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities and capital improvements.

Capital Expenditures

The Company had no additions to property, plant and equipment during the six months ended June 30, 2020, as compared to additions of $122 during the six months ended June 30, 2019. We have no major future capital projects planned, or significant replacement spending anticipated during the rest of 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of June 30, 2020, based on the evaluation of these disclosure controls and procedures, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. is seeking injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited amount (exceeding $25,000); however, the Company has recognized approximately $1.2 million for expected costs related to this litigation. On March 18, 2016, we filed an answer to the complaint, denying generally each and every allegation and relief sought by Myers Power Products, Inc. and seeking dismissal based on, among other things, failure to state facts sufficient to constitute a cause of action. A pre-trial status conference is scheduled to be held on August 18, 2020. We intend to contest the matter vigorously. Due to the uncertainties of litigation, however, we can give no assurance that we, PCEP and our employees will prevail on any claims made against us, PCEP and our employees in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

On October 4, 2019, the dividend that was payable by the Company was enjoined by court order of the Superior Court of California related to the foregoing case. The Company continues to contest the order. As of the date of this filing, this court order remains in place. On October 16, 2019, Myers Power Products, Inc. filed an ex parte application arguing the Company had violated, or intended to violate the modified preliminary injunction and sought order from the court for the Company to post a bond in an amount of $30,000 or more. The court continued the hearing, and ultimately ordered the companies to post a $12 million bond. The Company has cancelled the dividend in lieu of posting the bond.

There are also two appeals pending in the California Court of Appeal for the Second Appellate District (“Court of Appeal”) in connection with the litigation with Myers Power Products, Inc. Case no. B301494 is an appeal of the October 4, 2019 order modifying a previously issued preliminary injunction. Case no. B302943 is an appeal of the November 26, 2019 order enjoining Pioneer Power Solutions, Inc. and Pioneer Custom Electrical Products Corp. to obtain and post a $12 million bond. On April 10, 2020, the Court of Appeal granted our motion to combine the two appeals. The combined opening brief is due August 24, 2020. We currently do not expect these appeals to be scheduled to be heard until early 2021.

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

The ongoing COVID-19 pandemic may adversely affect our business.

The ongoing global coronavirus pandemic could continue to have a negative impact on our revenues and operating results. This pandemic could result in disruptions and damage to our business, caused by both the negative impact to our ability to obtain cost effective raw materials, supplies and component parts necessary to operate our business and the negative impact on our ability to operate our facility should the coronavirus spread more broadly in the regions we are located, thereby creating an increased risk of exposure to our workforce which cannot operate our facility remotely. The full impact of the COVID-19 outbreak continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. During the three months ended June 30, 2020, we experienced a decline in market demand for our products and services. Additionally, we have experienced an impact to productivity as a result of implementing social distancing guidelines and personal protective measures. Given the daily evolution of the COVID-19 outbreak and the global responses to contain its spread, we are not able to estimate the full effects of the COVID-19 outbreak at this time, however, if the pandemic continues, it may have an adverse effect on our results of operations, financial condition, or liquidity for fiscal year 2020. Mitigation efforts will not completely prevent our business from being adversely affected, and the longer the pandemic impacts supply and demand and the more broadly the pandemic spreads, it is more likely that the impact on our business, revenues and operating results will become increasingly negative.

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

While we cannot guarantee that we will continue to be considered an “essential business,” this guidance and exception allow work at our facilities to continue in order to provide products and services to our customers.

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

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows and, (v) Notes to the Consolidated Financial Statements.

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: August 14, 2020	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: August 14, 2020	/s/ Walter Michalec
Name: Walter Michalec
Title: Interim Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)