Form 10-Q
period 2020-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2020-11-13
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 13, 2020 was 8,726,045.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2020

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$4,051	$5,569	$14,138	$13,947
Cost of goods sold
Cost of goods sold	3,312	5,313	12,974	12,913
Write down of inventory	—	—	546	—
Total cost of goods sold	3,312	5,313	13,520	12,913
Gross profit	739	256	618	1,034
Operating expenses
Selling, general and administrative	1,190	3,843	4,001	7,613
Total operating expenses	1,190	3,843	4,001	7,613
Loss from continuing operations	(451)	(3,587)	(3,383)	(6,579)
Interest (income) expense	(55)	84	(242)	548
Gain on sale of subsidiaries	—	—	—	4,207
Other (income) expense	(1,735)	2,148	(904)	2,613
Income (loss) before taxes	1,339	(5,819)	(2,237)	(5,533)
Income tax (benefit) expense	—	(2,567)	5	(2,463)
Net income (loss) from continuing operations	1,339	(3,252)	(2,242)	(3,070)
Discontinued operations
Loss from operations of discontinued business units	—	(4,329)	—	(2,352)
Gain on sale of discontinued subsidiaries	—	17,210	—	17,210
Income tax expense	—	2,637	—	3,171
Income from discontinued operations, net of income taxes	—	10,244	—	11,687
Net income (loss)	$1,339	$6,992	$(2,242)	$8,617

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.15	$(0.37)	$(0.26)	$(0.35)
Income from discontinued operations	—	1.17	—	1.34
Net income (loss)	$0.15	$0.80	$(0.26)	$0.99

Diluted
Income (loss) from continuing operations	$0.15	$(0.37)	$(0.26)	$(0.35)
Income from discontinued operations	—	1.17	—	1.34
Net income (loss)	$0.15	$0.80	$(0.26)	$0.99

Weighted average common shares outstanding:
Basic	8,726	8,726	8,726	8,726
Diluted	8,726	8,730	8,726	8,730

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$1,339	$6,992	$(2,242)	$8,617
Other comprehensive income
Foreign currency translation adjustments	—	4,704	—	4,766
Amortization of net prior service costs and net actuarial losses, net of tax	—	1,035	—	1,145
Other comprehensive income	—	5,739	—	5,911
Comprehensive income (loss)	$1,339	$12,731	$(2,242)	$14,528

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Revised See Note #6)
ASSETS
Current assets
Cash and cash equivalents	$9,631	$8,213
Short term investments	—	936
Accounts receivable, net	2,365	3,716
Insurance receivable	33	1,800
Inventories, net	3,983	4,554
Income taxes receivable	407	360
Prepaid expenses and other current assets	757	795
Total current assets	17,176	20,374
Property, plant and equipment, net	472	640
Other assets	6,542	7,465
Total assets	$24,190	$28,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$—	$374
Accounts payable and accrued liabilities	4,852	7,533
Deferred revenue	2,312	1,441
Current maturities of long-term debt	303	—
Income taxes payable	17	496
Total current liabilities	7,484	9,844
Long-term debt	1,107	—
Other long-term liabilities	996	1,793
Total liabilities	9,587	11,637
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on September 30, 2020 and December 31, 2019	9	9
Additional paid-in capital	23,981	23,978
Accumulated other comprehensive income	14	14
Accumulated deficit	(9,401)	(7,159)
Total stockholders’ equity	14,603	16,842
Total liabilities and stockholders’ equity	$24,190	$28,479

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net (loss) income	$(2,242)	$8,617
Depreciation	164	549
Amortization of intangible assets	—	139
Amortization of right-of-use assets	516	351
Amortization of debt issuance cost	—	28
Interest income on notes receivable	(341)	—
Interest expense from PPP Loan	6	—
Deferred income tax expense	—	(318)
Change in receivable reserves	(61)	2,840
Change in inventory reserves	258	120
Inventory write-off from flood damage	—	2,688
Gain on sale of subsidiary	—	(21,417)
Change in long term payables	(102)	—
Change in insurance receivable	1,767	—
(Gain) loss on investments	(968)	2,180
Accrued pension	—	114
Stock-based compensation	3	10
Payroll tax deferral	139	—
Foreign currency remeasurement gain	—	(186)
Changes in current operating assets and liabilities:
Accounts receivable	1,412	1,942
Inventories	313	(1,599)
Prepaid expenses and other assets	48	408
Income taxes	(512)	1,444
Accounts payable and accrued liabilities	(2,599)	(291)
Deferred revenue	871	338
Net cash used in operating activities	(1,328)	(2,043)

Investing activities
Additions to property, plant and equipment	—	(148)
Proceeds from sale of subsidiaries, net	—	41,925
Proceeds from sale of investments	2,436	—
Change in note receivable	194	—
Net cash provided by investing activities	2,630	41,777

Financing activities
Bank overdrafts	(374)	(1,677)
Borrowing under debt agreement	—	15,329
Funding from PPP Loan	1,404	—
Repayment of debt	—	(40,081)
Payment of deferred purchase price	(397)	—
Write-off of notes receivable	—	600
Principal repayments of financing leases	(517)	(632)
Net cash provided by/(used in) financing activities	116	(26,461)

Increase in cash and cash equivalents	1,418	13,273
Effect of foreign exchange on cash and cash equivalents	—	36
Cash and cash equivalents
Beginning of period	8,213	200
End of period	$9,631	$13,509

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated		Accumulated
			Additional	other	Cash	deficit/	Total
	Common Stock		paid-in	comprehensive	Dividend	Retained	stockholders’
	Shares	Amount	capital	income (loss)	Declared	Earnings	equity
Balance - June 30, 2019	8,726,045	$9	$23,974	$(5,725)	$—	$(4,502)	$13,756
Net income	—	—	—	—	—	6,992	6,992
Stock-based compensation	—	—	2	—	—	—	2
Foreign currency translation adjustment	—	—	—	4,704	—	—	4,704
Pension adjustment, net of taxes	—	—	—	1,035	—	—	1,035
Cash dividend declared	—	—	—	—	(11,955)	—	(11,955)
Balance - September 30, 2019	8,726,045	$9	$23,976	$14	$(11,955)	$2,490	$14,534

Balance - June 30, 2020	8,726,045	$9	$23,980	$14	—	$(10,740)	$13,263
Net income	—	—	—	—	—	1,339	1,339
Stock-based compensation	—	—	1	—	—	—	1
Balance - September 30, 2020	8,726,045	$9	$23,981	$14	$—	$(9,401)	$14,603

				Accumulated
			Additional	other	Cash		Total
	Common Stock		paid-in	comprehensive	Dividend	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	Declared	deficit	equity
Balance - January 1, 2019	8,726,045	$9	$23,966	$(5,897)	$—	$(6,127)	$11,951
Net income	—	—	—	—	—	8,617	8,617
Stock-based compensation	—	—	10	—	—	—	10
Foreign currency translation adjustment	—	—	—	4,766	—	—	4,766
Pension adjustment, net of taxes	—	—	—	1,145	—	—	1,145
Cash dividend declared	—	—	—	—	(11,955)	—	(11,955)
Balance - September 30, 2019	8,726,045	$9	$23,976	$14	$(11,955)	$2,490	$14,534

Balance - January 1, 2020 (Revised)	8,726,045	$9	$23,978	$14	—	$(7,159)	$16,842
Net loss	—	—	—	—	—	(2,242)	(2,242)
Stock-based compensation	—	—	3	—	—	—	3
Balance - September 30, 2020	8,726,045	$9	$23,981	$14	$—	$(9,401)	$14,603

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2020 (unaudited)

1. BASIS OF PRESENTATION

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “Pioneer Power,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from four (4) additional locations in the U.S. for manufacturing, service, engineering, sales and administration.

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020: Transmission and Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

Sale of Transformer Business Units

On June 28, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek (Chief Executive Officer of the Company), Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for a purchase price of $68.0 million. Included in the purchase price, the Company received two subordinated promissory notes, issued by the Buyer, in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”). During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. Including the reduction to the principal amount for the valid claim, the Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a change to the value of the Seller Notes at September 30, 2020 of $147, for a carrying value of $5.2 million, which is included within other long term assets (see Note 11 - Other Assets).

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

Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of September 30, 2020. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

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

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the nine months ended September 30, 2020, the Company had $9.6 million of cash and cash equivalents on hand, generated primarily from the completion of the Equity Transaction, and working capital of $9.7 million. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements historically were for operating activities, debt repayment and capital improvements. As all outstanding amounts under our credit facilities have been paid in full with the proceeds from the Equity Transaction during the year ended December 31, 2019, we expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities and capital improvements.

There are two appeals pending in the California Court of Appeal for the Second Appellate District in connection with the litigation with Myers Power Products, Inc., which includes an appeal of an order modifying a previously issued preliminary injunction and an order enjoining the Company to obtain and post a $12 million bond. While the Company intends to defend itself vigorously, due to the uncertainties of litigation, the Company can give no assurance that it will prevail on the appeals which could have an adverse impact on the Company’s liquidity and financial position.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally.

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. During the nine months ended September 30, 2020, the Company experienced a decline in market demand for its products and services. Additionally, the Company experienced an impact to productivity as a result of implementing social distancing guidelines and personal protective measures. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020, the Company received funding in the amount of $1.4 million from the Paycheck Protection Program (the “PPP Loan”) after determining we met the qualifications for this loan program due to the impact that COVID-19 will have on our financial condition, results of operations, and/or liquidity. While the full magnitude of the pandemic’s effect on the Company’s future results of operations is uncertain, the Company has experienced certain declines in service sales and commitments to purchase equipment. The Company made this assertion in good faith based upon all available guidance, however management will continue to assess the Company’s continued qualification if and when updated guidance is released by the Treasury Department. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease, rent and utility payments. Under the terms of the PPP Loan, the Company may be eligible for full or partial loan forgiveness in the fourth quarter of 2020, however, no assurance is provided that the Company will apply for, or obtain forgiveness for, any portion of the PPP Loan.

The Company has accounted for the PPP Loan as a debt instrument in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt. At September 30, 2020, $1.1 million of principal payments due starting in the third quarter of 2021 have been recorded as long-term debt and $303 as current debt in accordance with the enactment of the Paycheck Protection Program Flexibility Act of 2020. The Company does not expect to incur any material interest expense under the PPP Loan.

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

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued amended guidance to ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. This amended guidance for small reporting companies is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company does not expect that the amended guidance will have a material effect on our consolidated financial statements and related disclosures.

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

During the three months ended September 30, 2020, the Company sold all of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock it received in connection with the Merger Agreement and recorded proceeds of $2.4 million. The gain from the sale was partially offset by a mark to market adjustment of $700 and $1.4 million resulting in a net gain of $1.7 million and $968 for the three and nine months ended September 30, 2020, respectively, to other (income) expense in the accompanying statements of operations. Warrants at fair value were previously recorded at inception as long term within other assets.

In connection with the Merger Agreement, the Company, CleanSpark and PCPI entered into an Indemnity Agreement (the “Indemnity Agreement”), dated January 22, 2019, pursuant to which the Company agreed to assume the liabilities and obligations related to the claims made by Myers Powers Products, Inc. in the case titled Myers Power Products, Inc. v. Pioneer Power Solutions, Inc., Pioneer Custom Electrical Products, Corp., et al., Los Angeles County Superior Court Case No. BC606546 (the “Myers Power Case”) as they may relate to PCPI or CleanSpark after the closing of the Merger. In addition, the Company agreed to indemnify and hold harmless CleanSpark and the surviving company of the Merger and their respective officers, directors, agents, members and employees, and the heirs successors and assigns of the foregoing from and against all losses incurred by reason of claims made by Myers Power Products, Inc. as presented or substantially similar to that presented in the Myers Powers Case that are brought against CleanSpark or the surviving company of the Merger after the closing of the Merger. The Indemnity Agreement expires on January 22, 2024.

In connection with entry into the Merger Agreement, the Company and CleanSpark entered into a Contract Manufacturing Agreement (the “Contract Manufacturing Agreement”), dated as of January 22, 2019, pursuant to which the Company will manufacture paralleling switchgear, automatic transfer switches and related control and circuit protective equipment (collectively, “Products”) exclusively for purchase by CleanSpark. CleanSpark will purchase the Products via purchase orders issued to the Company at any time and from time to time. The price for the Products payable by CleanSpark to the Company will be negotiated on a case by case basis. The Contract Manufacturing Agreement had a term of 18 months and expired during the third quarter of 2020.

The Merger resulted in the deconsolidation of PCPI and a gain of $4.2 million in the first quarter of 2019. The fair value of the investment in the CleanSpark Common Stock was determined using quoted market prices and warrants were established using a Black Scholes model.

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

On January 22, 2019, we entered into an Agreement and Plan of Merger with the Merger Sub which resulted in the Company receiving financial instruments that included the right to receive (i) 175,000 shares of common stock, par value $0.001 per share, of CleanSpark Common Stock, (ii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $16.00 per share, and (iii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $20.00 per share. The share quantities and exercise prices of warrants reflect the 10:1 reverse stock split which was completed by CleanSpark in December 2019.

During the three months ended September 30, 2020, the Company sold all of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock it received in connection with the Merger Agreement and recorded proceeds of $2.4 million. The gain from the sale was partially offset by a mark to market adjustment of $700 and $1.4 million resulting in a net gain of $1.7 million and $968 for the three and nine months ended September 30, 2020, respectively, to other (income) expense in the accompanying statements of operations. Warrants at fair value were previously recorded at inception as long term within other assets.

No other changes in valuation techniques or inputs occurred during the nine months ended September 30, 2020. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2020.

5. REVENUES

Nature of our products and services

Our principal products and services include switchgear and engine-generator controls, complemented by a national field-service network to maintain and repair power generation assets.

Products

We provide switchgear that helps customers effectively and efficiently manage their electrical power distribution systems to desired specifications.

Additionally, we provide our customers with new and used sophisticated power generation equipment intended to ensure smooth, uninterrupted power to operations during times of emergency.

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

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Products	$1,918	$2,896	$8,261	$7,147
Services	2,133	2,673	5,877	6,800
Total revenue	$4,051	$5,569	$14,138	$13,947

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

7. OTHER (INCOME) EXPENSE

Other (income) expense in the unaudited consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. During the three months ended September 30, 2020, we recognized a gain of $1.7 million in other income related to the sale of CleanSpark Common Stock and warrants. For the three months ended September 30, 2019, included in other expense was a loss of $1.9 million related to the mark to market adjustment on the fair value of the common stock and warrants.

For the nine months ended September 30, 2020, included in other income was a gain of $968 related to the sale and mark to market adjustment on the fair value of CleanSpark Common Stock and warrants, as compared to a loss of $2.2 million for the nine months ended September 30, 2019, related to the mark to market adjustment on the fair value of the common stock and warrants.

8. DISCONTINUED OPERATIONS

A discontinued operation is a component of the Company’s business that represents a separate major line of business that had been disposed of or is held for sale. Classification as a discontinued operation occurs upon disposal or when the operation meets the criteria to be classified as held for sale, if earlier. When an operation is classified as a discontinued operation, the comparative Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders’ Equity and Consolidated Balance Sheets are presented as if the operation had been discontinued from the start of the comparative year. Based upon the authoritative guidance, the Company concluded that the operations of the liquid-filled and dry-type transformer business should be presented as discontinued operations for the three and nine months ended September 30, 2019.

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

During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. Including the reduction to the principal amount for the valid claim, the Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a change to the value of the Seller Notes at September 30, 2020 of $147, for a carrying value of $5.2 million, which is included within other long term assets (see Note 11 - Other Assets).

Operating results of the liquid-filled and dry-type transformer manufacturing businesses previously included in the T&D Solutions segment have now been reclassified as discontinued operations for all periods presented.

During the quarter ended June 30, 2019 the Company’s Reynosa Facility was damaged by a flood resulting in damages to inventory. This loss has been partially offset by $2.4 million of insurance proceeds that the Company received. The Company received $600 of these insurance proceeds during the year ended December 31, 2019 and $1.8 million of these insurance proceeds were received during the nine months ended September 30, 2020. While the net loss on inventory damaged amounting to approximately $782 has been reflected within the cost of goods sold in discontinued operations during the year ended December 31, 2019, the corresponding insurance receivable amounting to $1.8 million and $33 has been recognized as an asset from continuing operations as of December 31, 2019 and September 30, 2020, respectively. The amount of damaged inventory and insurance proceeds are based upon management’s best estimate, and the actual amount of damaged inventory and insurance proceeds may differ from such estimates.

The following table presents the discontinued operations of the liquid-filled and dry-type transformer manufacturing businesses in the Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$—	$5,948	$—	$46,631
Costs and expenses
Cost of goods sold	—	6,029	—	39,915
Selling, general and administrative	—	4,493	—	9,207
Foreign exchange gain	—	(342)	—	(833)
Interest expense	—	103	—	653
Other (income) expense	—	(6)	—	41
Total costs and expenses	—	10,277	—	48,983
Gain on sale of discontinued subsidiaries	—	17,210	—	17,210
Income before provision for income taxes	—	12,881	—	14,858
Income tax expense	—	2,637	—	3,171
Income from discontinued operations, net of income taxes	$—	$10,244	$—	$11,687

Depreciation, capital expenditures, and significant non cash items of the discontinued operations by period were as follows:

	Nine Months Ended September 30,
	2020	2019
Depreciation and amortization	$—	$756
Capital expenditures	—	122

9. INVENTORIES

The components of inventories are summarized below:

	September 30,	December 31,
	2020	2019
Raw materials	$2,433	$2,309
Work in process	2,655	2,628
Finished goods	—	46
Provision for excess and obsolete inventory	(1,105)	(429)
Total inventories	$3,983	$4,554

Inventories are stated at the lower of cost or a net realizable value determined on a FIFO method. A negative net realizable value adjustment of $316 was recognized in cost of goods sold of the T&D Solutions segment during the nine months ended September 30, 2020. Additionally, the Company recognized a $546 write down of inventory in cost of goods sold of the T&D Solutions segment during the second quarter of 2020 as a result of management’s strategic decisions to rationalize its traditional product offerings and focus on higher margin equipment sales.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	September 30,	December 31,
	2020	2019
Machinery and equipment	$1,210	$1,225
Furniture and fixtures	205	205
Computer hardware and software	669	682
Leasehold improvements	337	337
	2,421	2,449
Less: Accumulated depreciation	(1,949)	(1,809)
Total property, plant and equipment, net	$472	$640

Depreciation expense for the three months ended September 30, 2020 and 2019 was $50 and $69, respectively.

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $164 and $211, respectively.

11. OTHER ASSETS

Included in other assets at September 30, 2020 and December 31, 2019 are right-of-use assets, net, of $1.3 million and $1.8 million, respectively, related to our lease obligations.

As a result of the Company entering into the Stock Purchase Agreement on June 28, 2019, as amended (see Note 3 - Divestitures), we have received two subordinated promissory notes in the aggregate principal amount of $7.5 million, subject to certain adjustments. The subordinated promissory notes accrue interests at a rate of 4.0% per annum with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. The Company determined the fair value of the notes based on market conditions and prevailing interest rates. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. Including the reduction to the principal amount for the valid claim, the Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a net change to the value of the Seller Notes at September 30, 2020 of $147, for a carrying value of $5.2 million.

Other assets are summarized below:

	September 30,	December 31,
	2020	2019
Right of use assets	$1,290	$1,806
Notes receivable, net	5,243	5,096
CleanSpark warrants	—	531
Deposits	9	32
Other assets	$6,542	$7,465

12. DEBT

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020, the Company received the PPP Loan in the amount of $1.4 million after determining we met the qualifications for this loan program due to the impact that COVID-19 will have on our financial condition, results of operations, and/or liquidity. While it is uncertain as to the full magnitude that the pandemic will have on the Company’s future results of operations, the Company experienced a decline in market demand for its products and services during the three months ended September 30, 2020. Additionally, we have experienced an impact to productivity as a result of implementing social distancing guidelines and personal protective measures. The Company has made this assertion in good faith based upon all available guidance, however management will continue to assess the Company’s continued qualification if and when updated guidance is released by the Treasury Department. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease, rent and utility payments. Under the terms of the PPP Loan, the Company may be eligible for full or partial loan forgiveness in the fourth quarter of 2020, however, no assurance is provided that the Company will apply for, or obtain forgiveness for, any portion of the PPP Loan.

The Company has accounted for the PPP Loan as a debt instrument in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt. At September 30, 2020, $1.1 million of principal payments due starting in the third quarter of 2021 have been recorded as long-term debt and $303 as current debt in accordance with the enactment of the Paycheck Protection Program Flexibility Act of 2020. The Company does not expect to incur any material interest expense under the PPP Loan.

	September 30,	December 31,
	2020	2019
PPP Loan	$1,410	$—
Less: current portion	303	—
Total long-term obligations	$1,107	$—

13. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of September 30, 2020 and December 31, 2019.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of September 30, 2020, and changes during the nine months ended September 30, 2020, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2020	379,800	$7.54	6.10	$22
Granted	70,000	1.68
Exercised	—	—
Forfeited	(9,400)	8.55
Outstanding as of September 30, 2020	440,400	$6.58	6.10	$—
Exercisable as of September 30, 2020	370,400	$7.51	5.40	$—

As of September 30, 2020, there were 233,267 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three and nine months ended September 30, 2020 and 2019 was insignificant. As of September 30, 2020, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations that was also insignificant.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$1,339	$(3,252)	$(2,242)	$(3,070)
Income from discontinued operations, net of income taxes	—	10,244	—	11,687
Net income (loss)	$1,339	$6,992	$(2,242)	$8,617

Denominator:
Weighted average basic shares outstanding	8,726	8,726	8,726	8,726
Effect of dilutive securities - equity based compensation plans	—	4	—	4
Denominator for diluted net income (loss) per common share	8,726	8,730	8,726	8,730

Income (loss) per share:
Basic
Income (loss) from continuing operations	$0.15	$(0.37)	$(0.26)	$(0.35)
Income from discontinued operations	—	1.17	—	1.34
Net income (loss)	$0.15	$0.80	$(0.26)	$0.99

Diluted
Income (loss) from continuing operations	$0.15	$(0.37)	$(0.26)	$(0.35)
Income from discontinued operations	—	1.17	—	1.34
Net income (loss)	$0.15	$0.80	$(0.26)	$0.99

15. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows ASC 280 Segment Reporting in determining its reportable segments. The Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available. The Company makes decisions based on manufactured products vs. distributed products in addition to services, and its analysis resulted in two reportable segments: T&D Solutions and Critical Power. The Critical Power reportable segment is the Company’s Titan Energy Systems, Inc. business unit. The T&D Solutions reportable segment is the Company’s Pioneer Custom Electrical Products Corp. business unit, together with sales and expenses attributable to the strategic sales group for its T&D Solutions marketing activities.

The T&D Solutions segment is involved in the design, manufacture and distribution of switchgear used primarily by large industrial and commercial operations to manage their electrical power distribution needs. The Critical Power segment provides new and used power generation equipment and aftermarket field-services primarily to help customers ensure smooth, uninterrupted power to operations during times of emergency.

The following tables present information about segment income and loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
T&D Solutions
Switchgear	$1,507	$2,597	$7,370	$6,408
	1,507	2,597	7,370	6,408
Critical Power Solutions
Equipment	411	299	891	739
Service	2,133	2,673	5,877	6,800
	2,544	2,972	6,768	7,539
Consolidated	$4,051	$5,569	$14,138	$13,947

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Depreciation and amortization
T&D Solutions	$28	$37	$95	$108
Critical Power Solutions	78	63	240	136
Unallocated corporate overhead expenses	8	11	25	39
Consolidated	$114	$111	$360	$283

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating (loss) income
T&D Solutions	$50	$(1,154)	$(1,353)	$(1,928)
Critical Power Solutions	37	(162)	(363)	(310)
Unallocated corporate overhead expenses	(538)	(2,271)	(1,667)	(4,341)
Consolidated	$(451)	$(3,587)	$(3,383)	$(6,579)

16. LEASES

The Company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms of 1 year to 2 years some of which contain options to extend up to 10 years. As of September 30, 2020 and 2019, assets recorded under finance leases were $1.4 million and $1.0 million, respectively, and accumulated amortization associated with finance leases were $711 and $507, respectively. As of September 30, 2020 and 2019, assets recorded under operating leases were $2.1 million and $2.1 million, respectively, and accumulated amortization associated with operating leases were $1.5 million and $899, respectively. Such amounts are included within other assets.

The components of the lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$162	$169	$500	$508

Finance lease cost
Amortization of right-of-use asset	$64	$87	$196	$222
Interest on lease liabilities	13	12	41	38
Total finance lease cost	$77	$99	$237	$260

Other information related to leases was as follows:

Supplemental Cash Flows Information

	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$508	$495
Operating cash flow payments for finance leases	41	38
Financing cash flow payments for finance leases	177	223
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	463	446
Finance leases	64	87

Weighted Average Remaining Lease Term

	September 30,
	2020	2019
Operating leases	1 years	2 years
Finance leases	2 years	2 years

Weighted Average Discount Rate

	September 30,
	2020	2019
Operating leases	5.50%	5.50%
Finance leases	6.70%	6.85%

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

	Operating	Finance
	Leases	Leases
2020	169	68
2021	401	314
2022	91	184
2023	—	246
Total future minmum lease payments	661	812
Less imputed interest	(25)	(76)
Total future minmum lease payments	$636	$736

Reported as of September 30, 2020:

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$512	$276
Other long-term liabilities	124	460
Total	$636	$736

17. SUBSEQUENT EVENTS

In October 2020, the Company filed a registration statement including a base prospectus which covers the offering, issuance and sale of up to $25 million of common stock, preferred stock, warrants and/or units; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $9 million of common stock that may be issued and sold under the At The Market Offering Agreement (the “sales agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), from time to time in an at-the-market offering. Wainwright will offer the Company’s common stock at prevailing market prices subject to the terms and conditions of the sales agreement as agreed upon by the Company and Wainwright. The Company will designate the number of shares which it desires to sell, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in one day and any minimum price below which sales may not be made. Subject to the terms and conditions of the sales agreement, Wainwright will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell on the Company’s behalf all of the shares of common stock requested to be sold by the Company. The Company has not sold any shares of common stock under the sales agreement and can give no assurance that it will sell any shares of common stock in the future.

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

Business Overview

We manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. Our principal products and services include switchgear and engine-generator controls, complemented by a national field-service network to maintain and repair power generation assets. We are headquartered in Fort Lee, New Jersey and operate from four (4) additional locations in the U.S. for manufacturing, service, engineering, sales and administration.

Description of Business Segments

We have two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●	Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. These solutions are marketed principally through our Pioneer Custom Electrical Products Corp. (“PCEP”) brand name.

●	Our Critical Power business performs service on our customer’s sophisticated power generation equipment and also provides customers with new and used power generation equipment intended to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan Energy Systems Inc. (“Titan”) brand name.

Discontinued Operations

Operating results for our liquid-filled transformer and dry-type transformer manufacturing businesses, which have been previously included in the T&D Solutions segment, have now been reclassified as discontinued operations for all periods presented. See Note 8 - Discontinued Operations in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

Recent Developments

In October 2020, we filed a registration statement including a base prospectus which covers the offering, issuance and sale of up to $25 million of common stock, preferred stock, warrants and/or units; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $9 million of common stock that may be issued and sold under the At The Market Offering Agreement (the “sales agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), from time to time in an at-the-market offering. Wainwright will offer our common stock at prevailing market prices subject to the terms and conditions of the sales agreement as agreed upon by us and Wainwright. We will designate the number of shares which it desires to sell, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in one day and any minimum price below which sales may not be made. Subject to the terms and conditions of the sales agreement, Wainwright will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell on our behalf all of the shares of common stock requested to be sold by us. We have not sold any shares of common stock under the sales agreement.

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

Our summary of operating results during the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
T&D Solutions	$1,507	$2,597	$7,370	$6,408
Critical Power Solutions	2,544	2,972	6,768	7,539
Consolidated	4,051	5,569	14,138	13,947
Cost of goods sold
T&D Solutions	1,199	2,677	7,639	6,503
Critical Power Solutions	2,113	2,636	5,881	6,410
Consolidated	3,312	5,313	13,520	12,913
Gross profit	739	256	618	1,034
Selling, general and administrative expenses	1,157	3,783	3,890	7,426
Depreciation and amortization expense	33	60	111	187
Total operating expenses	1,190	3,843	4,001	7,613
Operating loss from continuing operations	(451)	(3,587)	(3,383)	(6,579)
Interest (income) expense	(55)	84	(242)	548
Gain on sale of subsidiaries	—	—	—	4,207
Other (income) expense	(1,735)	2,148	(904)	2,613
Income (loss) before taxes	1,339	(5,819)	(2,237)	(5,533)
Income tax (benefit) expense	—	(2,567)	5	(2,463)
Net income (loss) from continuing operations	1,339	(3,252)	(2,242)	(3,070)
Discontinued operations
Loss from operations of discontinued business units	—	(4,329)	—	(2,352)
Gain on sale of discontinued business units	—	17,210	—	17,210
Income tax expense	—	2,637	—	3,171
Income from discontinued operations, net of income taxes	—	10,244	—	11,687
Net income (loss)	$1,339	$6,992	$(2,242)	$8,617

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

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s order backlog. During the three and nine months ended September 30, 2020, the Company experienced a decline in market demand for its products and services. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its overall financial condition and order backlog.

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019
T&D Solutions	$3,872	$4,725	$7,632	$6,450	$7,714
Critical Power Solutions	7,472	7,420	7,068	9,406	4,832
Order backlog	11,344	12,145	14,700	15,856	12,546
Discountinued operations	—	—	—	—	—
Total order backlog	$11,344	$12,145	$14,700	$15,856	$12,546

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020	2019	Variance	%	2020	2019	Variance	%
T&D Solutions
Switchgear	$1,507	$2,597	$(1,090)	(42.0)	$7,370	$6,408	$962	15.0
	1,507	2,597	(1,090)	(42.0)	7,370	6,408	962	15.0
Critical Power Solutions
Equipment	411	299	112	37.5	891	739	152	20.6
Service	2,133	2,673	(540)	(20.2)	5,877	6,800	(923)	(13.6)
	2,544	2,972	(428)	(14.4)	6,768	7,539	(771)	(10.2)
Total revenue	$4,051	$5,569	$(1,518)	(27.3)	$14,138	$13,947	$191	1.4

For the three months ended September 30, 2020, our consolidated revenue decreased by $1.5 million, or 27.3%, to $4.1 million, down from $5.6 million during the three months ended September 30, 2019. For the nine months ended September 30, 2020, our consolidated revenue increased by $191, or 1.4%, to $14.1 million, up from $13.9 million during the nine months ended September 30, 2019.

T&D Solutions. During the three months ended September 30, 2020, revenue from our switchgear product lines decreased by $1.1 million, or 42.0%, as compared to the three months ended September 30, 2019. We made a one-time shipment of a large medium voltage switchgear product for $1.1 million during the three months ended September 30, 2019, and there was no comparable sale during the three months ended September 30, 2020.

During the nine months ended September 30, 2020, revenue from our switchgear product lines increased by $962, or 15.0% as compared to the nine months ended September 30, 2019, as a result of increased sales of our transfer switches offset by decreased sales of our low and medium voltage switchgear.

Critical Power. For the three months ended September 30, 2020, revenue for our equipment sales increased by $112, or 37.5%, as compared to the same period in the prior year. For the nine months ended September 30, 2020, equipment sales increased by $152, or 20.6%, as compared to the same period in 2019.

For the three and nine months ended September 30, 2020, our service revenue decreased by $540, or 20.2%, and $923, or 13.6%, respectively, as compared to the same periods in the prior year due to the loss of the Verizon preventative maintenance business.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020	2019	Variance	%	2020	2019	Variance	%
T&D Solutions
Gross profit (loss)	$308	$(80)	$388	485.0	$(269)	$(95)	$(174)	(183.2)
Gross margin %	20.4	(3.1)	23.5		(3.6)	(1.5)	(2.1)

Critical Power Solutions
Gross profit	431	336	95	28.3	887	1,129	(242)	(21.4)
Gross margin %	16.9	11.3	5.6		13.1	15.0	(1.9)

Consolidated gross profit	$739	$256	$483	188.7	$618	$1,034	$(416)	(40.2)
Consolidated gross margin %	18.2	4.6	13.6		4.4	7.4	(3.0)

For the three months ended September 30, 2020, our consolidated gross margin was 18.2% of revenues, compared to 4.6% during the three months ended September 30, 2019. The 13.6% increase in our consolidated gross margin percentage is predominantly due to the increase in our T&D Solutions gross margin compared to the T&D Solutions gross margin during the three months ended September 30, 2019.

For the nine months ended September 30, 2020, our gross margin was 4.4% of revenues, compared to 7.4% for the nine months ended September 30, 2019. The 3.0% reduction in our consolidated gross margin percentage is due to the reduction in our T&D Solutions due to a write down of inventory recognized during the second quarter of 2020 and the reduction in our Critical Power gross margin.

T&D Solutions. For the three months ended September 30, 2020, our gross margin increased by 23.5% as compared to the same period in the prior year due to management’s strategic decisions to focus on higher margin equipment sales. For the nine months ended September 30, 2020, our gross margin decreased by 2.1% primarily due to the $546 write down of inventory recognized during the second quarter of 2020 as a result of management’s strategic decisions to rationalize its traditional product offerings.

Critical Power. During the three months ended September 30, 2020, our gross margin increased by 5.6% as compared to the same period in 2019, primarily due to the segment’s increase in equipment sales. For the nine months ended September 30, 2020, our gross margin decreased by 1.9% predominately due to the loss of the Verizon preventative maintenance business which historically has resulted in higher gross margins.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020	2019	Variance	%	2020	2019	Variance	%
T&D Solutions
Selling, general and administrative expense	$247	$1,056	$(809)	(76.6)	$1,044	$1,782	$(738)	(41.4)
Depreciation and amortization expense	11	18	(7)	(38.9)	40	51	(11)	(21.6)
Segment operating expense	$258	$1,074	$(816)	(76.0)	$1,084	$1,833	$(749)	(40.9)

Critical Power Solutions
Selling, general and administrative expense	$380	$466	$(86)	(18.5)	$1,204	$1,342	$(138)	(10.3)
Depreciation and amortization expense	14	32	(18)	(56.3)	46	97	(51)	(52.6)
Segment operating expense	$394	$498	$(104)	(20.9)	$1,250	$1,439	$(189)	(13.1)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$530	$2,261	$(1,731)	(76.6)	$1,642	$4,302	$(2,660)	(61.8)
Depreciation and amortization expense	8	10	(2)	(20.0)	25	39	(14)	(35.9)
Segment operating expense	$538	$2,271	$(1,733)	(76.3)	$1,667	$4,341	$(2,674)	(61.6)

Consolidated
Selling, general and administrative expense	$1,157	$3,783	$(2,626)	(69.4)	$3,890	$7,426	$(3,536)	(47.6)
Depreciation and amortization expense	33	60	(27)	(45.0)	111	187	(76)	(40.6)
Consolidated operating expense	$1,190	$3,843	$(2,653)	(69.0)	$4,001	$7,613	$(3,612)	(47.4)

Selling, General and Administrative Expense. For the three months ended September 30, 2020, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by $2.6 million, or 69.4%, to $1.2 million, due to fewer payroll related costs and a reduction in professional fees, as compared to $3.8 million during the three months ended September 30, 2019. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 28.6% in the three months ended September 30, 2020, as compared to 67.9% in the three months ended September 30, 2019.

During the nine months ended September 30, 2020, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by $3.5 million, or 47.6%, to $3.9 million due to fewer payroll related costs, a reduction in professional fees and a decrease in our allowance for doubtful accounts, as compared to $7.4 million during the nine months ended September 30, 2019. As a percentage of our consolidated revenue, selling, general and administrative expense before depreciation and amortization decreased to 27.5% in the nine months ended September 30, 2020, as compared to 53.2% in the nine months ended September 30, 2019.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the three and nine months ended September 30, 2020, consolidated depreciation and amortization expense decreased by $27, or 45.0%, and $76, or 40.6%, respectively, as compared to the same periods in 2019 primarily due to an intangible asset becoming fully amortized in our Critical Power segment during 2019.

Operating Income (Loss)

The following table represents our operating income (loss) by reportable segment for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020	2019	Variance	%	2020	2019	Variance	%
T&D Solutions	$50	$(1,154)	$1,204	104.3	$(1,353)	$(1,928)	$575	29.8
Critical Power Solutions	37	(162)	199	122.8	(363)	(310)	(53)	(17.1)
Unallocated corporate overhead expenses	(538)	(2,271)	1,733	76.3	(1,667)	(4,341)	2,674	61.6
Total operating loss	$(451)	$(3,587)	$3,136	(87.4)	$(3,383)	$(6,579)	$3,196	48.6

T&D Solutions. During the three and nine months ended September 30, 2020, our T&D Solutions segment generated operating income of $50 and operating loss of $1.4 million, respectively, as compared to operating loss of $1.2 million and $1.9 million for the same respective periods in 2019. The increase in the operating income for the three and nine months ended September 30, 2020, as compared to the same period in 2019, is primarily due to lower legal fees related to ongoing litigation and management’s strategic decisions to focus on higher margin equipment sales.

Critical Power. During the three and nine months ended September 30, 2020, our Critical Power segment generated operating income of $37 and operating loss of $363, respectively, as compared to operating loss of $162 and $310 during the three and nine months ended September 30, 2019, respectively. The increase in operating income for the three months ended September 30, 2020 is primarily due to performing several high margin service repair jobs during the second quarter of 2020 which were not completed in the prior year period.

General Corporate Expense. Our general corporate expense consists primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three and nine months ended September 30, 2020, our unallocated corporate overhead expense decreased by $1.7 million, or 76.3%, and by $2.7 million, or 61.6%, as compared to the same periods in 2019, primarily due to one-time executive bonuses that were recorded during the three months ended September 30, 2019.

Non-Operating (Income) Expense

Interest (Income) Expense. For the three and nine months ended September 30, 2020, we had interest income of approximately $55 and $242, respectively, as compared to interest expense of $84 and $548 during the three and nine months ended September 30, 2019, respectively. The decrease in our interest expense was due to the retirement of our bank indebtedness with the proceeds from the sale of the transformer business units in August 2019.

Other (Income) Expense. For the three months ended September 30, 2020, other non-operating income was $1.7 million, as compared to other non-operating expense of $2.1 million during the three months ended September 30, 2019. During the three months ended September 30, 2020, we recognized a gain of $1.7 million in other non-operating income related to the sale of CleanSpark Common Stock and warrants, as compared to recognizing a mark to market loss of $1.9 million on the fair value of the CleanSpark Common Stock and warrants during the three months ended September 30, 2019.

For the nine months ended September 30, 2020, other non-operating income was $904, as compared to other non-operating expense of $2.6 million during the nine months ended September 30, 2019. For the nine months ended September 30, 2020, included in other non-operating income was a gain of $968 related to the sale and mark to market adjustment on the fair value of CleanSpark Common Stock and warrants, as compared to a non-operating loss of $2.2 million for the nine months ended September 30, 2019, related to the mark to market adjustment on the fair value of the common stock and warrants.

Income Tax (Benefit) Expense. Our effective income tax rate was 0.0% for the three months ended September 30, 2020, compared to an income tax rate of 44.1% during the same period in 2019. For the nine months ended September 30, 2020, our effective income tax rate was (0.2%), as compared to an income tax rate of 44.5% during the same period in 2019, as set forth below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Variance	2020	2019	Variance
Income (loss) before income taxes	$1,339	$(5,819)	$7,158	$(2,237)	$(5,533)	$3,296
Income tax (benefit) expense	—	(2,567)	2,567	5	(2,463)	2,468
Effective income tax rate %	—	44.1	(44.1)	(0.2)	44.5	(44.7)

Net Income (Loss) per Share from Continuing Operations

We generated a net income from continuing operations of $1.3 million and a net loss from continuing operations of $2.2 million during the three and nine months ended September 30, 2020, respectively, as compared to a net loss from continuing operations of $3.3 million and $3.1 million during the three and nine months ended September 30, 2019, respectively.

Our net income from continuing operations per basic and diluted share for the three months ended September 30, 2020 was $0.15, as compared to a loss from continuing operations per basic and diluted share of $0.37 for the three months ended September 30, 2019.

Our net loss from continuing operations per basic and diluted share for the nine months ended September 30, 2020 was $0.26 compared to $0.35 for the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

General. As of September 30, 2020, we had $9.6 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements have been generally applied toward operating activities, debt repayment, capital improvements and acquisitions.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally.

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. During the three months ended September 30, 2020, the Company continued to experience a decline in market demand for its products and services. Additionally, the Company continued to experience an impact to productivity as a result of implementing social distancing guidelines and personal protective measures. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020, the Company received the PPP Loan in the amount of $1.4 million after determining it met the qualifications for this loan program due to the impact that COVID-19 will have on our financial condition, results of operations, and/or liquidity.

The Company has accounted for the PPP Loan as a debt instrument in accordance with Financial Accounting Standards Board Accounting Standards Codification 470, Debt. At September 30, 2020, $1.1 million of principal payments due starting in the third quarter of 2021 have been recorded as long-term debt and $303 as current debt in accordance with the enactment of the Paycheck Protection Program Flexibility Act of 2020. The Company does not expect to incur any material interest expense under the PPP Loan.

Cash Used in Operating Activities. Cash used in our operating activities was $1.3 million during the nine months ended September 30, 2020, as compared to $2.0 million during the nine months ended September 30, 2019.

Cash Provided by Investing Activities. Cash provided by investing activities during the nine months ended September 30, 2020 was $2.6 million, as compared to $41.8 million during the nine months ended September 30, 2019. The decrease in cash provided by investing activities is due to realizing $41.9 million of proceeds from the sale of the transformer business units during the three months ended September 30, 2019, and there were no comparable proceeds during the three months ended September 30, 2020.

Cash Provided by (Used in) Financing Activities. Cash provided by our financing activities was $116 during the nine months ended September 30, 2020, as compared to cash used in our financing activities of $26.5 million during the nine months ended September 30, 2019. The primary source of cash in financing activities for the nine months ending September 30, 2020 was funding from the Payroll Protection Program. The change in cash provided by (used in) financing activities is primarily due to the repayment of our debt in the prior year period as a result of the sale of the transformer business units.

Working Capital. As of September 30, 2020, we had working capital of $9.7 million, including $9.6 million of cash and cash equivalents, compared to working capital of $10.5 million, including $8.2 million of cash and cash equivalents at December 31, 2019. At September 30, 2020 and December 31, 2019, we no longer had a revolving credit facility, as it was paid in full in August 2019 with the proceeds from the sale of the transformer business units.

Assessment of Liquidity. At September 30, 2020, we had $9.6 million of cash and cash equivalents on hand generated primarily from the sale of the transfer business units. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions. As all outstanding amounts under our credit facilities have been paid in full with the proceeds from the sale of the transformer business unit during the year ended December 31, 2019, we expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities and capital improvements.

On October 20, 2020, we entered into the sales agreement, pursuant to which we may offer and sell shares of common stock having an aggregate price of up to $9 million from time to time through Wainwright, acting as agent or principal. As the date of this Quarterly Report, we have not sold any shares of common stock under the sales agreement.

Capital Expenditures

We had no additions to property, plant and equipment during the nine months ended September 30, 2020, as compared to additions of $148 during the nine months ended September 30, 2019. We have no major future capital projects planned, or significant replacement spending anticipated during the rest of 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of September 30, 2020, based on the evaluation of these disclosure controls and procedures, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management believes that the condensed consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company and Myers Power Product, Inc. agreed to a Pro Tem trial which began November 9, 2020. The trial is still ongoing and is expected to last two weeks. We expect that a ruling will be rendered during the fourth quarter of 2020.

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

The ongoing global coronavirus pandemic could have a negative impact on our revenues and operating results. This pandemic could result in disruptions and damage to our business, caused by both the negative impact to our ability to obtain cost effective raw materials, supplies and component parts necessary to operate our business and the negative impact on our ability to operate our facility should the coronavirus spread more broadly in the regions we are located, thereby creating an increased risk of exposure to our workforce which cannot operate our facility remotely. The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. During the three months ended September 30, 2020, we continued to experience a decline in market demand for our products and services. Additionally, we continued to experience an impact to productivity as a result of implementing social distancing guidelines and personal protective measures. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, we are not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may have an adverse effect on our results of operations, financial condition, or liquidity for fiscal year 2020. Mitigation efforts will not completely prevent our business from being adversely affected, and the longer the pandemic impacts supply and demand and the more broadly the pandemic spreads, it is more likely that the impact on our business, revenues and operating results will become increasingly negative.

Per the guidance issued from the Cybersecurity and Infrastructure Security Agency (“CISA”), part of the United States Department of Homeland Security, we and our subsidiaries, are considered “essential businesses”. We fall into multiple categories within the guidance but specifically within 1) Energy & Electricity Industry and 2) Critical Manufacturing as we provide essential services and products for the energy sector.

While we cannot guarantee that we will continue to be considered an “essential business,” this guidance and exception allow work at our facilities to continue in order to provide products and services to our customers.

Moreover, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock. In addition, the continuation of the COVID-19 pandemic or a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

10.1	At The Market Offering Agreement, dated October 20, 2020, by and between Pioneer Power Solutions, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 to the Form S-3 filed with the Securities and Exchange Commission on October 20, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and, (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: November 13, 2020	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: November 13, 2020	/s/ Walter Michalec
Name: Walter Michalec
Title: Interim Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)