Form 10-K
period 2020-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2021-03-30
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer   ☑   Smaller reporting company    ☑  Emerging growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☑

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was approximately $7.1 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 30, 2021, 8,726,045 shares of the registrant’s common stock were outstanding.

PIONEER POWER SOLUTIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2020

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

•	We depend on CleanSpark, Inc (“CleanSpark”) for a large portion of our business, and any change in the level of orders from CleanSpark could have a significant impact on results of operations.

•	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

•	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

•	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

•	Our ability to realize revenue reported in our backlog.

•	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

•	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

•

The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

•	Our chairman controls a majority of our voting power, and may have, or may develop in the future, interests that may diverge from yours.

•	Future sales of large blocks of our common stock may adversely impact our stock price.

•	The liquidity and trading volume of our common stock.

•	Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

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

PART I

ITEM 1.  BUSINESS.

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. Our principal products and services include switchgear and engine-generator controls, complemented by a national field-service network to maintain and repair power generation assets. The Company is headquartered in Fort Lee, New Jersey and operates from three (3) additional locations in the U.S. for manufacturing, service and maintenance, engineering, sales and administration.

Our largest customers include a number of recognized national and regional industrial companies, engineering, procurement and construction firms, electrical and gas utilities and major national retailers located in North America. We intend to grow our business through internal product development and expansion of our sales force coverage to increase the scope and relevance of our highly-engineered solutions and the technical service we offer our customers for their specific electrical applications.

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

•

Our Critical Power business performs service and maintenance on our customers’ sophisticated power generation equipment and also provides customers with new and used power generation equipment intended to ensure smooth, uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan Energy Systems Inc. (“Titan”) brand name.

Disposition of Business Units

Sale of Pioneer Critical Power, Inc.

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

During the year ended December 31, 2020, the Company sold all of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock it received in connection with the Merger Agreement and recorded proceeds of $2.4 million. The gain from the sale was partially offset by a mark to market adjustment of $1.4 million resulting in a net gain of $968 to other (income) expense in the accompanying statements of operations. Warrants at fair value were previously recorded at inception as long term within other assets.

In connection with the Merger Agreement, the Company, CleanSpark and PCPI entered into an Indemnity Agreement (the “Indemnity Agreement”), dated January 22, 2019, pursuant to which the Company agreed to assume the liabilities and obligations related to the claims made by Myers Powers Products, Inc. in the then-pending case titled Myers Power Products, Inc. v. Pioneer Power Solutions, Inc., Pioneer Custom Electrical Products, Corp., et al., Los Angeles County Superior Court Case No. BC606546 (the “Myers Power Case”) as they may relate to PCPI or CleanSpark after the closing of the Merger.

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

The Merger resulted in the deconsolidation of PCPI and a gain of $4.2 million in the first quarter of 2019. The fair value of the investment in the CleanSpark Common Stock was determined using quoted market prices, and the fair value of the investment in the warrants was established using a Black Scholes model.

The PCPI entity was a dormant business unit at the time of this sale; therefore this sale has no impact to the discontinued operations presented within the financial statements.

Sale of Transformer Business Units

On June 28, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek (Chief Executive Officer of the Company), Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for a purchase price of $68.0 million. Included in the purchase price, the Company received two subordinated promissory notes, issued by the Buyer, in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”). During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. Including the reduction to the principal amount for the valid claim, the Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a change to the value of the Seller Notes at December 31, 2020 of $254, for a carrying value of $5.3 million, which is included within other long term assets (see Note 11 - Other Assets).

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

T&D Solutions Segment

We design, manufacture and sell a wide range of distribution and transmission equipment and our emphasis is to provide custom engineered, manufactured-to-order solutions, which we estimate currently represents all of our T&D revenue. We believe that demand for our solutions is driven primarily by new installations and customer growth.

We distinguish ourselves by producing a wide range of engineered-to-order equipment, sold either directly to end users, engineering and construction firms or through electrical distributors. We serve customers in a variety of industries including industrial customers, OEMs, commercial firms, contractors and renewable energy producers.

Summary of T&D Solutions Segment Offerings

Product Category	Solutions
Switchgear	▪ Low and medium voltage panelboards, switchboards and switchgear, integrating electrical components from major manufacturers ▪ Low and medium voltage automatic transfer switches

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

We design and manufacture low and medium voltage electric power distribution panel boards, switchboards, switchgear and automatic transfer switches at our facility in Southern California.

Critical Power Segment

Our Critical Power business performs service and maintenance on our customers’ sophisticated power generation equipment. These systems are used to maintain reliable emergency standby power at facilities where it is either required or where the potential consequences of a power outage make it necessary – such as at major national retailers, hospitals, data centers, communications facilities, factories, military sites, office complexes and other critical operations. We also provide customers with new and used power generation equipment intended to ensure smooth, uninterrupted power to operations during times of emergency.

Summary of Critical Power Segment Offerings

Product Category	Solutions
Service

▪ Scheduled preventative maintenance, and 24/7 repair and support services provided for all makes and models of equipment under one to five year contracts

▪ Regional service and maintenance: provided by our technicians in the Midwest and Florida

▪ National service and maintenance: provided by our technicians and a network of field service providers throughout the United States for multi-site, multi-state power generation equipment owners

▪ UPS systems from major manufacturers

Power Generation Equipment

▪ Engine-generator sets: power generation equipment with up to 2 MW of power output per genset, sourced from several manufacturers.

▪ Available individually or in multi-unit paralleled configurations. Fuel options include natural gas, diesel and bi-fuel.

▪ Uninterruptible Power Supply (UPS) systems

Service

Power generation systems represent considerable investments that require proper maintenance and service in order to operate reliably during a time of emergency. Our power maintenance programs provide preventative maintenance, repair and support service for our customers’ power generation systems. To support our customers in managing their critical infrastructure, we maintain inventories of repair parts, a fleet of service vehicles and a staff of certified field service technicians in the Midwest and Florida. To complete our geographic coverage, we maintain a network of field service partners located in other regions, enabling us to provide quick-response, 24/7 service capability that can effectively service and maintain any make and model of back-up power equipment in any city of the United States. Our field service organization services more than 3,000 generators owned by more than 900 customers located throughout the United States and its territories, including for multi-site, multi-state customers.

We recognize discrete revenue streams from service contracts, sales, installation, maintenance and repair services, and we offer service contracts to all owners of power generation and related equipment, whether or not the equipment was originally sold by us. Our service agreements have terms ranging from one to five years in duration, providing us with a recurring revenue stream, and generally yield higher margins as compared to genset equipment sales.

Power Generation Equipment

We provide our industrial, commercial and residential customers with a variety of new and used sophisticated power generation equipment and fuel options which, depending on their needs and applications, can range from several kilowatts to 2 MW of output per genset. We sell power generation equipment made by several manufacturers.

Business Strategy

We believe we have established a stable platform from which to develop and grow our business lines, revenues, net income and shareholder value. We are focused on internal growth through operating efficiencies, new product development, customer focus and our continued migration towards more highly-engineered products and specialized services. We intend to significantly increase the percentage of our sales derived from engineered-to-order products and differentiated services and believe this can be accomplished by targeting market segments such as electric vehicle charging infrastructure, microgrid developers, national and regional retailers, telecom towers, farming and agriculture, data centers and independent power producers, which have growth characteristics exceeding the norm in our industry.

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

We intend to build our revenue and net income at rates exceeding industry norms through internal growth initiatives and complementary acquisitions. Accomplishing these financial goals will be dependent on a number of factors including our ability to execute the following strategies and actions:

•	Establishing a scalable organizational infrastructure to support our expected growth;

•	Investing in our capabilities to provide progressively more advanced equipment and service solutions;

•	Continuously applying our manufacturing and service resources to their highest and best uses;

•	Combining and streamlining our business unit supply chains and administrative functions; and

•	Improving business processes to deliver consistency, quality and value to our customers.

T&D Solutions Segment

We intend to accomplish our growth objectives within our T&D Solutions business by emphasizing our capabilities in OEM equipment solutions and continuing to invest in engineering resources and product development to increase our pipeline of recurring order customers that demand custom solutions for their power needs.

Critical Power Segment

Within our Critical Power business, we intend to increase the number of national account customers we have by leveraging our scalable, nationwide network of partners which allows us to service and maintain standby power systems anywhere in the United States. We are actively marketing our preventive maintenance services to new national accounts including: major national retailers, telecommunications companies, data centers, banks, hospitals and health care facilities, educational institutions and property management companies. Additionally, we are actively marketing our refurbished and used generation equipment intended to ensure access to uninterrupted power during times of emergency.

Our Industry

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

•

Rapidly Expanding Electric Vehicle (EV) and Charging Infrastructure Market — A report from Allied Market Research in 2020 projected that the global electric vehicle market will reach $803 billion by the year 2027, registering a compound annual growth rate (CAGR) of 22.6%. North America is estimated to reach $194 billion by 2027, at a significant CAGR of 27.5%. In 2010, only about 17,000 electric vehicles were on the world’s roads. By 2019, that number had swelled to 7.2 million and is increasing rapidly according to the International Energy Agency (IEA). Furthermore, in order for EV’s to grow at such a rapid pace, it is necessary that infrastructure be built to allow for such growth. In 2019, there were about 7.3 million chargers worldwide compared to an insignificant amount ten years ago, and the EV infrastructure has become a global priority as major governments and corporations have committed to spending billions of dollars towards building EV charging infrastructure. In order to meet the rapidly growing demand for EV’s and the infrastructure supporting it, substantial investment in grid connectivity and enhancement will be required.

Customers

For the year ended December 31, 2020, 100% of our sales were to U.S. customers, represented in large part by companies involved in distributed generation, regulated and non-regulated utilities and industrial and wholesale business. During the year ended December 31, 2020, we sold our electrical equipment and services to over 900 individual customers and our twenty largest customers represented approximately 74% of our consolidated revenue.

For the year ended December 31, 2019, 100% of our sales were to U.S. customers, represented in large part by companies involved in distributed generation, regulated and non-regulated utilities and industrial and wholesale business. During the year ended December 31, 2019, we sold our electrical equipment and services to over 900 individual customers and our twenty largest customers represented approximately 75% of our consolidated revenue.

Approximately 34% and 18% of our sales in the year ended December 31, 2020 and 2019, respectively, were made to CleanSpark Inc. The majority of our sales to CleanSpark were made pursuant to the Contract Manufacturing Agreement that was entered into as part of the sale of PCPI. The Contract Manufacturing Agreement had a term of 18 months and expired during the third quarter of 2020. We continue to do business with CleanSpark on a case by case arm’s length basis.

While the loss of a significant number of customers would have a material adverse effect on our business, we do not believe that the loss of any specific customer, aside from CleanSpark, would have a material adverse effect on our business.

Marketing, Sales and Distribution

A substantial portion of the products we offer are sold directly to customers by our marketing and sales personnel operating from our office locations in the U.S. Following the sale of the transformer business units`, we no longer have office locations or employees in Canada. Our direct sales force markets to end users and to third parties, such as original equipment manufacturers, engineering firms that prescribe the specifications and parameters that control the applications of our products and commercial and residential parties interested in our new and used generation equipment intended to ensure smooth, uninterrupted power to operations during times of emergency.

Sales Backlog

Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. Our sales backlog as of December 31, 2020 was approximately $12.7 million, as compared to $15.9 million as of December 31, 2019 for our continuing operations. During the year ended December 31, 2020, the Company experienced a decline in customer orders for its products and services due to delays caused by the pandemic. We anticipate that most of our current backlog will be delivered during 2021. Orders included in our sales backlog are represented by customer purchase orders and contracts that we believe to be firm.

Competition

We experience intense competition from a large number of electrical equipment manufacturers and from distributors and servicers of such equipment. The number and size of our competitors varies considerably by product line and service category, with many of our competitors tending to be small, highly specialized or focused on a certain geographic market area or customer. However, several of our competitors have substantially greater financial and technical resources than us, including some of the world’s largest electrical products and industrial equipment manufacturing companies. A representative list of our direct competitors in our T&D Solutions segment includes Crown Electric Engineering and Manufacturing, LLC, Industrial Electric Machinery, LLC, RESA Power, LLC, Myers Power Products, Inc., Powell Industries, Inc. and Eaton Corporation.

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

Raw Materials and Suppliers

The principal raw materials purchased by us are steel, copper, sensors, circuit breakers, meters and relays. We also purchase certain electrical components from a variety of suppliers including switches, fuses, protectors and circuit breakers. These raw materials and components are available from and supplied by numerous sources at competitive prices. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We do not anticipate any significant difficulty in satisfying our raw material requirements on reasonable terms and have not experienced any such difficulty in the past several years. Our largest suppliers during the year ended December 31, 2020 included Industrial Connections & Solutions, LLC, Eaton Corporation, Royal Industrial Solutions, Thyssenkrupp Materials NA, and ABB, Inc.

Employees

As of December 31, 2020, we had 94 employees consisting of 22 salaried staff and 72 hourly workers. Certain of our hourly employees located at our manufacturing facility in Santa Fe Springs, California are covered by a collective bargaining agreement with Local Union 1710 of the International Brotherhood of Electrical Workers, AFL-CIO that expires in June 2022.

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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2020 and our other periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

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

The ongoing global coronavirus pandemic could have a negative impact on our revenues and operating results. This pandemic could result in disruptions and damage to our business, caused by both the negative impact to our ability to obtain cost effective raw materials, supplies and component parts necessary to operate our business and the negative impact on our ability to operate our facility should the coronavirus spread more broadly in the regions we are located, thereby creating an increased risk of exposure to our workforce which cannot operate our facility remotely. The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. During the year ended December 31, 2020, the Company experienced a decline in customer orders for its products and services due to delays caused by the pandemic. Additionally, the Company experienced an impact to productivity as a result of implementing social distancing guidelines and personal protective measures. While there has been some return towards normal operations, the Company continues to experience some disruption as a result of the pandemic. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, we are not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may continue to have an adverse effect on the Company’s results of operations, financial condition, or liquidity. Mitigation efforts will not completely prevent our business from being adversely affected, and the longer the pandemic impacts supply and demand and the more broadly the pandemic spreads, it is more likely that the impact on our business, revenues and operating results will become increasingly negative.

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

We currently derive a significant portion of our revenues from one customer. Loss of business from this customer could have an adverse effect on our business, financial condition and operating results.

We depend on CleanSpark for a large portion of our business, and any change in the level of orders from this customer can have a significant impact on our results of operations. CleanSpark accounted for 34% of our net sales in the year ended December 31, 2020. Loss of business from this customer could have an adverse effect on our business, financial condition and operating results.

The majority of our sales to CleanSpark were made pursuant to the Contract Manufacturing Agreement that was entered into as part of the Merger Agreement. The Contract Manufacturing agreement expired during the third quarter of 2020. We continue to do business with CleanSpark on a case by case arm’s length basis.

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

After the completion of the Equity Transaction during the year ended December 31, 2019, we have two business units remaining (PCEP and Titan).  These two units have been unable to earn positive income and generate positive cash flow in their recent history. With $7.6 million of cash and cash equivalents as of December 31, 2020, any such losses will negatively impact our cash and cash equivalents.

The departure or loss of key personnel could disrupt our business.

We depend heavily on the continued efforts of Nathan J. Mazurek, our principal executive officer, and on other senior officers who are responsible for the day-to-day management of our operating subsidiaries. In addition, we rely on our current electrical and mechanical design engineers, many of whom are important to our operations and would be difficult to replace. We cannot be certain that any of these individuals will continue in their respective capacities for any particular period of time. The departure or loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits.

Our raw material costs represented approximately 54% and 55% of our revenues for the years ended December 31, 2020 and 2019, respectively. The principal raw materials purchased by us are copper, cells, sensors, breakers, meters, relays, switches, fuses, protectors and circuit breakers. These raw materials and components are available from, and supplied by, numerous sources at competitive prices. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our raw materials in the future.

We may not be able to fully realize the revenue value reported in our backlog.

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2020, our order backlog was $12.7 million. Orders included in our backlog are represented by customer purchase orders and service contracts that we believe to be firm. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been billed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

We are subject to pricing pressure from our larger customers.

We face significant pricing pressures in all of our business segments from our larger customers, including CleanSpark. Because of their purchasing size, our larger customers can influence market participants to compete on price terms. Such customers also use their buying power to negotiate lower prices. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on our financial results.

Deterioration in the credit quality of several major customers could have a material adverse effect on our operating results and financial condition.

A significant asset included in our working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or are otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. A significant deterioration in the economy could have an adverse effect on these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Deterioration in the credit quality of CleanSpark or of any other major customers could have a material adverse effect on our operating results and financial condition.

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

We rely on information systems (“IS”) in our business to obtain, rapidly process, analyze, manage and store data to among other things:

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

Provident Pioneer Partners, L.P., which is controlled by Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, beneficially owns approximately 52.3% of our outstanding common stock as of March 30, 2021. As a result of this stock ownership, Provident Pioneer Partners, L.P. and Mr. Mazurek can control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, as the interests of Provident Pioneer Partners, L.P. and our minority stockholders may not always be the same, this large concentration of voting power may lead to stockholder votes that are inconsistent with the best interests of our minority stockholders.

Risks Relating to our Common Stock

The trading volume of our common stock has recently increased to a level that is significantly higher than our historical average. If the trading volume of our common stock decreases, we will not be able to ensure investors that an active market for our common stock will be sustained.

The trading volume of our common stock spiked significantly in Fiscal 2020, and our common stock has continued to trade at higher volumes than our historical average. We do not know why the trading volume of our common stock has spiked significantly; we believe, however, that the sharp spike in the trading volume of our common stock is the result of a number of factors outside our control, including recent volatility in the stock market, which continues to remain unpredictable. There has been no recent change in our financial condition or results of operations that is consistent with the increase in the trading volume of our common stock, and the recent spike in the trading volume of our common stock may not be sustained.

In the event of a rapid decrease in the trading volume of our common stock, there can be no assurance that an active trading market in our common stock could be maintained, and any illiquidity resulting from such a decrease in the trading volume of our common stock may result in the market price not accurately reflecting our relative value. If our common stock were to be thinly traded, even limited trading in our common stock could lead, as it has at times in the past, to dramatic fluctuations in share price, and investors might not be able to liquidate their investment in us at all or at a price that reflects the value of the business.

General Risk Factors

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

Moreover, the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

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

After the Equity Transaction in 2019, Pioneer Power continues to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our chief executive officer and interim chief financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our common stock is listed on the NASDAQ Capital Market. In order to maintain the listing of Pioneer Power’s common stock on NASDAQ, Pioneer Power’s common stock must comply with certain continued listing requirements, including having:

•	at least two registered and active market makers, one of which may be a market maker entering a stabilizing bid;
•	a minimum bid price of at least $1.00 per share;
•

at least 300 total holders (including both beneficial holders and holders of record, but excluding any holder who is directly or indirectly an executive officer, director or the beneficial holder of more than 10% of the total shares outstanding); and

•

at least 500,000 publicly held shares with a market value of at least $1.0 million (excluding any shares held directly or indirectly by officers, directors or any person who is the beneficial owner of more than 10% of the total shares outstanding).

•	Pioneer Power must also meet at least one of the following continued listing standards:
•	stockholders’ equity of at least $2.5 million;
•	market value of Pioneer Power’s common stock of at least $35 million; or
•	net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

Location	Description	Approximate Square Footage	Owned or Lease Expiration Date
Santa Fe Springs, California	Manufacturing, sales, engineering and administration	40,000	September 2021
Champlin, Minnesota	Sales, service and warehouse	16,000	March 2026
Miami, Florida	Sales and service	3,600	December 2021
Fort Lee, New Jersey	Corporate management and sales office	2,700	November 2022

We believe our facilities are well maintained, in proper condition to operate at higher than current levels and are adequately insured. We do not anticipate significant difficulty in renewing or extending existing leases as they expire, or in replacing them with equivalent facilities or office locations.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. sought injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited amount; however, the Company recognized approximately $1.2 million for expected costs related to this litigation in the prior two fiscal years.

On October 4, 2019, the dividend that was payable by the Company was enjoined by court order of the Superior Court of California related to the foregoing case. On October 16, 2019, Myers Power Products, Inc. filed an ex parte application arguing the Company had violated, or intended to violate the modified preliminary injunction and sought an order from the court for the Company to post a bond in an amount of $30,000 or more (which was not granted). The Company cancelled the dividend as the result of this court order.

There were also two related appeals in the California Court of Appeal for the Second Appellate District (“Court of Appeal”). Case no. B301494 was an appeal of the October 4, 2019 order modifying a previously issued preliminary injunction. Case no. B302943 was an appeal of the November 26, 2019 order requiring Pioneer Power Solutions, Inc. and Pioneer Custom Electrical Products Corp. to obtain and post a $12 million bond. On April 10, 2020, the Court of Appeal granted our motion to combine the two appeals.

On November 20, 2020, the Company entered into a settlement and release agreement with Myers Power Products, Inc. As part of the settlement, all injunctions were dissolved, and all litigation and appeals related to the action were dismissed with prejudice. The parties executed full releases of all known and unknown claims, thereby eliminating all such restrictions on the Company. Terms of the settlement were not disclosed; however, the Company agreed to pay Myers Power Products, Inc. an amount that did not differ significantly from the $1.2 million of expected costs the Company recognized as a legal contingency during the year ended December 31, 2018. This payment was made during the fourth quarter of 2020.

We can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

As of the date hereof, we are not aware of or a party to any legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities that we believe could have a material adverse effect on our business, financial condition or operating results.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on the Nasdaq Capital Market under the symbol “PPSI” since September 19, 2013. Prior to that time, it was quoted on the OTCQB. The last reported sales price of our common stock on the Nasdaq Capital Market on March 29, 2021, was $4.42 per share. As of March 29, 2021, there were 20 holders of record of our common stock.

The timing and amount of future dividends could require the Company to seek capital funding to support its ongoing operations as the Company’s historical credit arrangements were terminated in connection with the Equity Transaction.

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2020.

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

Overview

We manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. We are headquartered in Fort Lee, New Jersey and operate from three (3) additional locations in the U.S. for manufacturing, service and maintenance, engineering, sales and administration.

Our operations are divided into two reportable segments: T&D Solutions segment and Critical Power segment. Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently manage their electrical power distribution systems to desired specifications. These solutions are marketed principally through our PCEP brand name. Our Critical Power business performs service and maintenance on our customers’ sophisticated power generation equipment and also provides customers with new and used power generation equipment intended to ensure smooth uninterrupted power to operations during times of emergency. These solutions are marketed by our operations headquartered in Minnesota, currently doing business under the Titan brand name.

Discontinued Operations

Operating results for our liquid-filled transformer and dry-type transformer manufacturing businesses, which have been previously included in the T&D Solutions segment, have now been reclassified as discontinued operations for all periods presented. See Note 8 - Discontinued Operations.

Recent Developments

In October 2020, we filed a registration statement on Form S-3 including a base prospectus which covers the offering, issuance and sale of up to $25 million of common stock including any common stock sold under the sales agreement (as defined below), preferred stock, warrants and/or units; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $9 million of common stock that may be issued and sold under the At The Market Offering Agreement (the “sales agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), from time to time in an at-the-market offering. Wainwright will offer our common stock at prevailing market prices subject to the terms and conditions of the sales agreement as agreed upon by us and Wainwright. Under the sales agreement we will designate the number of shares which we desire to sell, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in one day and any minimum price below which sales may not be made. Subject to the terms and conditions of the sales agreement, Wainwright will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell on our behalf all of the shares of common stock requested to be sold by us. We have not sold any shares of common stock under the sales agreement. There is no assurance that the Company will be able to sell shares from the sales agreement.

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

Inventories. A substantial portion of the Company’s inventory includes raw materials and parts utilized to support the manufacturing process at PCEP and equipment sales and service offerings at Titan. We value inventories at the lower of cost or net realizable value. If a write down to the current market value is necessary, the market value cannot be greater than the net realizable value, which is defined as selling price less costs to complete and dispose, and cannot be lower than the net realizable value less a normal profit margin. We also continually evaluate the composition of our inventory and identify obsolete, slow-moving and excess inventories. Inventory items identified as obsolete, slow-moving or excess are evaluated to determine if reserves are required. If we were not able to achieve our expectations of the net realizable value of the inventory at current market value, we would have to adjust our reserves accordingly. We attempt to accurately estimate future product demand to properly adjust inventory levels for our standard products. However, significant unanticipated changes in demand could have a significant impact on the value of inventory and of operating results.

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

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires, among other things, a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee will be required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Upon adoption, a reporting entity should apply the provisions of ASU 2016-02 at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that an entity may elect to apply. We adopted this standard in our first quarter of 2018 using the modified retrospective approach.

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

Income Taxes. We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected rates in effect for the tax year in which the differences are expected to reverse. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. A valuation allowance was recorded to reduce our deferred tax assets to zero at December 31, 2020. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

Rounding

All dollar amounts (except share and per share data) presented are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding.

RESULTS OF OPERATIONS

Overview of 2020 Operating Results

Selected financial and operating data for our reportable business segments for the most recent two years is summarized below. This information, as well as the selected financial data provided in Note 17 and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K, should be referred to when reading our discussion and analysis of results of operations below. Our summary of operating results during the years ended 2020 and 2019 are as follows:

	For the Year Ended December 31,
	2020	2019
Revenues
T&D Solutions	$10,257	$8,985
Critical Power Solutions	9,233	11,597
Consolidated	19,490	20,582
Cost of goods sold
T&D Solutions	10,630	9,522
Critical Power Solutions	7,979	9,895
Consolidated	18,609	19,417
Gross profit	881	1,165
Selling, general and administrative expenses	5,028	12,681
Depreciation and amortization expense	137	237
Total operating expenses	5,165	12,918
Operating loss from continuing operations	(4,284)	(11,753)
Interest (income) expense	(334)	396
Gain on sale of subsidiaries	—	4,207
Other (income) expense	(969)	2,817
Loss before taxes	(2,981)	(10,759)
Income tax expense	5	1,278
Net loss from continuing operations	(2,986)	(12,037)
Discontinued operations
Loss from operations of discontinued business units	—	(2,351)
Gain on sale of discontinued business units	—	13,686
Income tax expense	—	330
Income from discontinued operations, net of income taxes	—	11,005
Net loss	$(2,986)	$(1,032)

Backlog . Our backlog is based on firm orders from our customers expected to be delivered in the future, most of which is expected to occur during the next twelve months. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual delivery, or completion, of our products and services varies from one or more days, in the case of inventoried standard products, in the case of certain custom engineered equipment solutions, and up to one year or more under our service contracts.

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s order backlog. During 2020, the Company experienced a decline in customer orders for its products and services due to delays caused by the pandemic. Management is actively monitoring the global situation on its overall financial condition and order backlog. While there has been some return to normal operations throughout 2020, the Company continues to experience some disruption to its business as a result of the pandemic.

Our order backlog at December 31, 2020 was $12.7 million, as compared to $15.9 million at December 31, 2019 for continuing operations. Our backlog is based on orders expected to be delivered in the future, most of which is expected to occur during 2020. The following table represents the progression of our backlog, by reporting segment, for the periods ended as indicated:

	December 31,
	2020	2019
T&D Solutions	$5,881	$6,450
Critical Power Solutions	6,792	9,406
Total order backlog	$12,673	$15,856

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2020	2019	Variance	%
T&D Solutions
Switchgear	$10,257	$8,985	$1,272	14.2
	10,257	8,985	1,272	14.2
Critical Power Solutions
Equipment	1,574	1,416	158	11.2
Service	7,659	10,181	(2,522)	(24.8)
	9,233	11,597	(2,364)	(20.4)
Total revenue	$19,490	$20,582	$(1,092)	(5.3)

For the year ended December 31, 2020, our consolidated revenue decreased by $1.1 million, or 5.3% to $19.5 million, down from $20.6 million during the year ended December 31, 2019.

T&D Solutions. During the year ended December 31, 2020, revenue from our switchgear product lines increased by $1.3 million, or 14.2%, as compared to the year ended December 31, 2019, as a result of increased sales of our transfer switches offset by decreased sales of our low and medium voltage switchgear.

Critical Power. For the year ended December 31, 2020, revenue for our equipment sales increased by $158, or 11.2%, as compared to the prior year, mainly due to increased sales of our refurbished pre-owned equipment and an increase in residential equipment sales.

For the year ended December 31, 2020, our service revenue decreased by $2.5 million, or 24.8%, as compared to the same period in the prior year, primarily due to the loss of the Verizon preventative maintenance business.

Gross (Loss) Profit and Gross Margin

The following table represents our gross (loss) profit by reporting segment for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2020	2019	Variance	%
T&D Solutions
Gross loss	$(373)	$(537)	$164	30.5
Gross margin%	(3.6)	(6.0)	2.4

Critical Power Solutions
Gross profit	1,254	1,702	(448)	(26.3)
Gross margin%	13.6	14.7	(1.1)

Consolidated gross profit	$881	$1,165	$(284)	(24.4)
Consolidated gross margin%	4.5	5.7	(1.2)

For the year ended December 31, 2020, our gross margin percentage was 4.5% of revenues, compared to 5.7% during the year ended December 31, 2019.

T&D Solutions. For the year ended December 31, 2020, our gross margin increased by 2.4%, primarily due to increased sales of our transfer switches which generate higher gross margins as compared to the year ended December 31, 2019. This increase was partially offset by the $546 write down of inventory recognized during the second quarter of the year ended December 31, 2020 as a result of management’s strategic decisions to rationalize its traditional product offerings.

Critical Power. For the year ended December 31, 2020, our gross margin decreased by 1.1%, to 13.6%, from 14.7% for the prior year,  predominately due to the loss of the Verizon preventative maintenance business which historically has resulted in higher gross margins.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2020	2019	Variance	%
T&D Solutions
Selling, general and administrative expense	$1,516	$2,539	$(1,023)	(40.3)
Depreciation and amortization expense	45	67	(22)	(32.8)
Segment operating expense	$1,561	$2,606	$(1,045)	(40.1)

Critical Power Solutions
Selling, general and administrative expense	$1,624	$5,161	$(3,537)	(68.5)
Depreciation and amortization expense	60	122	(62)	(50.8)
Segment operating expense	$1,684	$5,283	$(3,599)	(68.1)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$1,888	$4,981	$(3,093)	(62.1)
Depreciation and amortization expense	32	48	(16)	(33.3)
Segment operating expense	$1,920	$5,029	$(3,109)	(61.8)

Consolidated
Selling, general and administrative expense	$5,028	$12,681	$(7,653)	(60.4)
Depreciation and amortization expense	137	237	(100)	(42.2)
Consolidated operating expense	$5,165	$12,918	$(7,753)	(60.0)

Selling, General and Administrative Expense. For the year ended December 31, 2020, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by approximately $7.7 million, or 60.4%, to $5.0 million, as compared to $12.7 million during the year ended December 31, 2019. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 25.8% in 2020, as compared to 61.6% in the year ended December 31, 2019.

The selling, general and administrative expense in our T&D Solutions segment decreased by $1.0 million, or 40.3%, during the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to a reduction in professional fees related to the Myers Power Case, which was settled on November 20, 2020.

The selling, general and administrative expense in our Critical Power segment decreased by $3.5 million, or 68.5% as compared to 2019, primarily due to a reduction in professional fees and $3.1 million of intangible impairment write-offs that were recognized during the year ended December 31, 2019 and no intangible impairment write-offs being recognized in the year ended December 31, 2020.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the year ended December 31, 2020, consolidated depreciation and amortization expense decreased by $100, or 42.2%, as compared to the year ended December 31, 2019 primarily due to a reduction in amortization expense as a result of intangible impairment write-offs that were recognized in the year ended December 31, 2019.

Operating Loss

The following table represents our operating loss by reportable segment for the periods indicated:

	For the Year Ended
	December 31,
	2020	2019	Variance	%
T&D Solutions	$(1,934)	$(3,143)	$1,209	38.5
Critical Power Solutions	(430)	(3,581)	3,151	88.0
Unallocated corporate overhead expenses	(1,920)	(5,029)	3,109	61.8
Total operating loss	$(4,284)	$(11,753)	$7,469	63.5

T&D Solutions. Operating loss from our T&D Solutions segment decreased by $1.2 million, or 38.5%, in the year ended December 31, 2020 as compared to the year ended December 31, 2019, due to increased sales of our transfer switches, which generate high margins, and a decrease in professional fees.

Critical Power. Operating loss from our Critical Power segment decreased by $3.2 million, or 88.0%, during the year ended December 31, 2020, primarily due to intangible impairment write-offs that were recognized during the year ended December 31, 2019 and no intangible impairment write-offs being recognized in the year ended December 31, 2020.

General Corporate Expense. Our general corporate expenses consist primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the year ended December 31, 2020, our unallocated corporate overhead expense decreased by $3.1 million, or 61.8%, as compared to the year ended December 31, 2019, primarily due to $1.4 million of one-time executive bonuses that were recorded during the year ended December 31, 2019, as well as a reduction in bad debt expense of approximately $1 million during the year ended December 31, 2020 as compared to December 31, 2019 (pertaining to certain notes receivable deemed uncollectible).

Non-Operating (Income) Expense

Interest (Income) Expense. For the year ended December 31, 2020, we had interest income of approximately $334, as compared to interest expense of $396 during the year ended December 31, 2019. The decrease in our interest expense was due to the retirement of our bank indebtedness with the proceeds from the sale of the transformer business units in August 2019.

Other (Income) Expense. Other (income) expense in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the year ended December 31, 2020, other non-operating income was $969, as compared to other non-operating expense of $2.8 million during the year ended December 31, 2019. For the year ended December 31, 2020, included in other income was a gain of $968 related to the sale and mark to market adjustment on the fair value of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock it received in connection with the Merger Agreement, as compared to a loss of $2.8 million for the year ended December 31, 2019, related to the mark to market adjustment on the fair value of those securities.

Provision for Income Taxes. Our provision reflects an effective tax rate on loss before taxes of (0.2)% for the year ended December 31, 2020, as compared to (11.9)% for the year ended December 31, 2019, as set forth below:

	For the Year Ended
	December 31,
	2020	2019	Variance
Loss before income taxes	$(2,981)	$(10,759)	$7,778
Income tax expense	5	1,278	(1,273)
Effective income tax rate %	(0.2)	(11.9)	11.7

The (11.9)% effective tax rate for the year ended December 31, 2019 is primarily due to establishment of additional valuation allowances.

Net Loss per Share from Continuing Operations

We generated a net loss from continuing operations of $3.0 million for the year ended December 31, 2020, as compared to a net loss from continuing operations of $12.0 million during the year ended December 31, 2019.

Our net loss from continuing operations per basic and diluted share for the year ended December 31, 2020 was $0.34 compared to $1.38 for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

General. As of December 31, 2020, we had $7.6 million of cash and cash equivalents on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements have been generally applied toward operating activities, debt repayment, capital improvements and acquisitions.

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

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. During the year ended December 31, 2020, the Company experienced a decline in customer orders for its products and services due to delays caused by the pandemic. Additionally, the Company experienced an impact to productivity as a result of implementing social distancing guidelines and personal protective measures. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may continue to have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” (the “CARES Act”) The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020, after having determined that it met the qualifications for this loan program due to the impact that COVID-19 would have on our financial condition, results of operations, and/or liquidity and applying for relief, the Company received a loan under the SBA Paycheck Protection Program (the “PPP Loan”) in the amount of $1.4 million.

The Company has accounted for the PPP Loan as a debt instrument in accordance with Financial Accounting Standards Board Accounting Standards Codification 470, Debt. At December 31, 2020, $633 of principal payments due has been recorded as long-term debt and $780 as current debt in accordance with the enactment of the Paycheck Protection Program Flexibility Act of 2020. The Company does not expect to incur any material interest expense under the PPP Loan. Under the terms of the PPP Loan, the Company believes it is eligible for full or partial loan forgiveness. We have applied for full loan forgiveness during the fourth quarter of 2020, however no assurance can be provided that any portion of the PPP Loan will ultimately be forgiven.

Cash Used in Operating Activities. Cash used in our operating activities was $3.6 million during the year ended December 31, 2020, as compared to $5.6 million during the year ended December 31, 2019. The decrease in cash used in our operating activities is primarily due to the recognition of insurance proceeds of $1.8 million as well as working capital fluctuations, partially offset by a settlement payment that was made during the year ended December 31, 2020 (see Note 13 - Commitments and Contingencies).

Cash Provided by Investing Activities. Cash provided by investing activities during the year ended December 31, 2020 was $2.6 million, as compared to $39.8 million during the year ended December 31, 2019. The decrease in cash provided by investing activities is due to realizing $39.9 million of proceeds from the sale of the transformer business units during the year ended December 31, 2019, and there were no comparable proceeds from a business unit sale during the year ended December 31, 2020. The primary source of cash in investing activities for the year ended December 31, 2020 were proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock in the amount of $2.4 million.

Cash Provided by (Used in) Financing Activities. Cash provided by our financing activities was $337 during the year ended December 31, 2020, as compared to cash used in our financing activities of $26.2 million during the year ended December 31, 2019. The primary source of cash in financing activities for the year ended December 31, 2020 was funding from the Payroll Protection Program. The change in cash provided by (used in) financing activities is primarily due to the repayment of our debt in the prior year period as a result of the sale of the transformer business units.

Working Capital. As of December 31, 2020, we had working capital of $8.4 million, including $7.6 million of cash and cash equivalents, compared to working capital of $10.5 million, including $8.2 million of cash and cash equivalents at December 31, 2019. At December 31, 2020 and December 31, 2019, we no longer had a revolving credit facility, as it was paid in full and terminated in August 2019 with the proceeds from the sale of the transformer business units.

Assessment of Liquidity. At December 31, 2020, we had $7.6 million of cash and cash equivalents on hand generated primarily from the sale of the transfer business units during the year ended December 31, 2019, sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance and the funding from the Payroll Protection Program. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions. As all outstanding amounts under our credit facilities have been paid in full with the proceeds from the sale of the transformer business units during the year ended December 31, 2019, and the credit facilities terminated, we expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities and capital improvements. We expect that our cash balance is sufficient to fund operations for the next twelve months.

On October 20, 2020, we entered into the sales agreement, pursuant to which we may offer and sell shares of common stock having an aggregate price of up to $9 million from time to time through Wainwright, acting as agent or principal. As the date of this report, we have not sold any shares of common stock under the sales agreement. There can be no assurance that the Company will be able to sell shares from the sales agreement.

Capital Expenditures

We had no additions to property, plant and equipment during the year ended December 31, 2020, as compared to additions of $153 during the year ended December 31, 2019.

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

New Accounting Pronouncements

The information required by this Item is provided in “Note 2 - Summary of Significant Accounting Policies” to our audited financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Pioneer Power Solutions, Inc.

Fort Lee, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Provision for Excess and Obsolete Inventory

As described in Note 9 to the consolidated financial statements, as of December 31, 2020, the Company recorded a provision for excess and obsolete inventory of $736,000 on gross inventories of $3,139,000. The provision for excess and obsolete inventory is comprised of an obsolescence reserve and any net realizable value reserve, as necessary. A substantial portion of the Company’s inventory includes raw materials and parts utilized to support the manufacturing process at Pioneer Custom Electrical Products Corp (PCEP) and equipment sales and service offerings at Titan Energy Systems, Inc. (Titan) to which the provision for excess and obsolete inventory relates. The remaining inventories relate to items that have been purchased and labor capitalized to fulfill commitments to existing customer orders, or customer orders that are work-in-process at PCEP. Management analyzes work-in-process inventory to identify circumstances whereby the capitalized inventory cost exceeds its net realizable value. If management determines that the cost of the work-in-process inventory will not be recoverable, a reserve to adjust the inventory to net realizable value is required to be recognized.

We identified the provision for excess and obsolete inventory at PCEP as a critical audit matter.  Management’s determination of the obsolescence reserve includes an assessment of the current and forecasted production requirements based on customer demand and the Company’s strategic plans to determine if the cost is recoverable from future sales of the Company’s products upon fair market value. In determining the net realizable value reserve over PCEP work-in-process inventory, critical estimates for estimated costs to complete projects are applied to open work orders. The evaluation over the need for a reserve requires management to develop and utilize assumptions in its determination of estimates to complete the open work orders based upon an assessment of project status and efforts required to complete the assembly of the finished product. Auditing the critical assumptions used by management in determining the provision for excess and obsolete inventory involved especially challenging auditor judgment due to the nature and extent of audit effort needed to evaluate the reasonableness of the assumptions and judgments made by management.

The primary procedures we performed to address this critical audit matter included:

•	Identifying any slow moving raw material and parts inventory during the attendance of physical inventory observations.

•

Obtaining a listing of certain low voltage switch gear, switch boards, and panel boards that the Company does not expect to sell in the future and for which corresponding parts and inventory have been included in the obsolescence reserve. Testing the completeness of the obsolescence reserve listing by obtaining historical bill of materials for related products and comparing against management’s calculation.

•	Testing a sample of PCEP work-in-progress inventory on hand at year end and comparing expected completed costs to current market prices through the examination of relevant source documents

•

Testing the completeness and accuracy of the underlying costs incurred to date on PCEP work-in-progress inventory on hand at year end through the examination of relevant source documents including bill of materials and actual costs incurred to date.

•

Evaluating management’s conclusion of estimated projects to complete on a sample of PCEP work-in-progress inventory on hand at year end through inquiries of operating project managers, and vouching subsequent costs incurred through the examination of relevant source documents.

•

Evaluating the reasonableness of management’s estimates and current period costs estimates of the provision for excess and obsolete inventory by performing a retrospective comparison of prior estimates to current period activity to assess management’s ability to estimate provision for excess and obsolete inventory.

We have served as the Company’s auditor since 2014.

/s/ BDO USA, LLP

New York, New York

March 30, 2021

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Year Ended December 31,
	2020	2019
		(Revised See Note #6)
Revenues	$19,490	$20,582
Cost of goods sold
Cost of goods sold	18,063	19,417
Write down of inventory	546	—
Total cost of goods sold	18,609	19,417
Gross profit	881	1,165
Operating expenses
Selling, general and administrative	5,165	12,918
Total operating expenses	5,165	12,918
Loss from continuing operations	(4,284)	(11,753)
Interest (income) expense	(334)	396
Gain on sale of subsidiaries	—	4,207
Other (income) expense	(969)	2,817
Loss before taxes	(2,981)	(10,759)
Income tax expense	5	1,278
Net loss from continuing operations	(2,986)	(12,037)
Discontinued operations (Note 8)
Loss from operations of discontinued business units	—	(2,351)
Gain on sale of discontinued subsidiaries	—	13,686
Income tax expense	—	330
Income from discontinued operations, net of income taxes	—	11,005
Net loss	$(2,986)	$(1,032)

(Loss) earnings per share:
Basic
Loss from continuing operations	$(0.34)	$(1.38)
Income from discontinued operations	—	1.26
Net loss	$(0.34)	$(0.12)

Diluted
Loss from continuing operations	$(0.34)	$(1.38)
Income from discontinued operations	—	1.26
Net loss	$(0.34)	$(0.12)

Weighted average common shares outstanding:
Basic	8,726	8,726
Diluted	8,726	8,726

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	For the Year Ended December 31,
	2020	2019
Net loss	$(2,986)	$(1,032)
Other comprehensive income
Foreign currency translation adjustments	—	4,766
Amortization of net prior service costs and net actuarial losses, net of tax	—	1,145
Other comprehensive income	—	5,911
Comprehensive (loss) income	$(2,986)	$4,879

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands)

	December 31,
	2020	2019
		(Revised See Note #6)
ASSETS
Current assets
Cash and cash equivalents	$7,567	$8,213
Short term investments	—	936
Accounts receivable, net	2,587	3,716
Insurance receivable	95	1,800
Inventories, net	2,403	4,554
Income taxes receivable	407	360
Prepaid expenses and other current assets	897	795
Total current assets	13,956	20,374
Property, plant and equipment, net	433	640
Other assets	6,898	7,465
Total assets	$21,287	$28,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank overdrafts	$—	$374
Accounts payable and accrued liabilities	4,027	7,533
Deferred revenue	714	1,441
Current maturities of long-term debt	780	—
Income taxes payable	17	496
Total current liabilities	5,538	9,844
Long-term debt	633	—
Other long-term liabilities	1,257	1,793
Total liabilities	7,428	11,637
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on December 31, 2020 and 2019	9	9
Additional paid-in capital	23,981	23,978
Accumulated other comprehensive income	14	14
Accumulated deficit	(10,145)	(7,159)
Total stockholders’ equity	13,859	16,842
Total liabilities and stockholders’ equity	$21,287	$28,479

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(2,986)	$(1,032)
Depreciation	203	607
Amortization of intangible assets	—	150
Amortization of right-of-use assets	261	354
Amortization of debt issuance cost	—	43
Amortization of imputed interest	(448)	(166)
Interest expense from PPP Loan	9	—
Deferred income tax expense	—	1,245
Non-cash cost of operating leases	622	619
Change in receivable reserves	(57)	3,093
Change in inventory reserves	(535)	361
Write down of inventory	546	—
Inventory write-off from flood damage	—	2,688
Gain on sale of subsidiary	—	(17,893)
Change in long term payables	4	—
Change in insurance receivable	1,705	(1,800)
(Gain) loss on investments	(968)	2,750
Accrued pension	—	114
Stock-based compensation	3	12
Other	3	—
Intangible asset impairment	—	83
Goodwill impairment	—	2,969
Foreign currency remeasurement gain	—	(100)
Changes in current operating assets and liabilities:
Accounts receivable	1,158	1,855
Inventories	2,139	(1,145)
Prepaid expenses and other assets	(692)	(543)
Income taxes	(501)	420
Accounts payable and accrued liabilities	(3,352)	(3)
Deferred revenue	(727)	(254)
Net cash used in operating activities	(3,613)	(5,573)

Investing activities
Additions to property, plant and equipment	—	(153)
Proceeds from sale of subsidiaries, net	—	39,923
Proceeds from sale of investments	2,436	—
Change in note receivable	194	—
Net cash provided by investing activities	2,630	39,770

Financing activities
Bank overdrafts	(374)	(1,439)
Borrowing under debt agreement	—	15,329
Funding from PPP Loan	1,404	—
Repayment of debt	—	(40,070)
Payment of debt issuance cost	—	(15)
Payment of deferred purchase price	(397)	—
Write-off of notes receivable	—	600
Principal repayments of financing leases	(296)	(635)
Net cash provided by/(used in) financing activities	337	(26,230)

(Decrease) increase in cash and cash equivalents	(646)	7,967
Effect of foreign exchange on cash and cash equivalents	—	35
Cash and cash equivalents
Beginning of period	8,213	211
End of period	$7,567	$8,213

Supplemental cash flow information:
Interest paid	28	1,106
Income taxes paid, net of refunds	507	477
Non-cash investing and financing activities:
Securities received for sale of subsidiary	—	4,207
Notes receivable recognized upon Equity Transaction	—	4,929

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss )	Accumulated deficit	Total stockholders equity
	Shares	Amount
Balance - January 1, 2019	8,726,045	$9	$23,966	$(5,897)	$(6,127)	$11,951
Net loss	—	—	—	—	(1,032)	(1,032)
Stock-based compensation	—	—	12	—	—	12
Foreign currency translation adjustment	—	—	—	4,766	—	4,766
Pension adjustment, net of taxes	—	—	—	1,145	—	1,145
Balance - December 31, 2019 (Revised)	8,726,045	$9	$23,978	$14	$(7,159)	$16,842

Balance - January 1, 2020 (Revised)	8,726,045	$9	$23,978	$14	$(7,159)	$16,842
Net loss	—	—	—	—	(2,986)	(2,986)
Stock-based compensation	—	—	3	—	—	3
Balance - December 31, 2020	8,726,045	$9	$23,981	$14	$(10,145)	$13,859

 The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “Pioneer Power,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty electrical transmission, distribution and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. The Company is headquartered in Fort Lee, New Jersey and operates from three (3) additional locations in the U.S. for manufacturing, service and maintenance, engineering, sales and administration.

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

Segments

In determining operating and reportable segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), the Company concluded that it has two reportable segments, which are also our operating segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”). Financial information about the Company’s segments is presented in Note 17 - Business Segment, Geographic and Customer Information.

Sale of Transformer Business Units

On June 28, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek (Chief Executive Officer of the Company), Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for a purchase price of $68.0 million. Included in the purchase price, the Company received two subordinated promissory notes, issued by the Buyer, in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”) . During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. Including the reduction to the principal amount for the valid claim, the Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a change to the value of the Seller Notes at December 31, 2020 of $254, for a carrying value of $5.3 million, which is included within other long term assets (see Note 11 - Other Assets).

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

Presentation

The accompanying audited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of December 31, 2020. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the audited consolidated financial statements have been included.

These audited consolidated financial statements include the accounts of Pioneer and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the year ended December 31, 2020, the Company had $7.6 million of cash and cash equivalents on hand, and working capital of $8.4 million. The cash on hand was generated primarily from the completion of the Equity Transaction during the year ended December 31, 2019, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance and the funding from the Payroll Protection Program recognized during the year ended December 31, 2020. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements historically were for operating activities, debt repayment and capital improvements. As all outstanding amounts under our credit facilities have been paid in full with the proceeds from the Equity Transaction during the year ended December 31, 2019, and the credit facilities terminated, we expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities and capital improvements. The Company expects that its current cash balance is sufficient to fund operations for the next twelve months.

In March 2021, the Company executed a cash collateral security agreement with a commercial bank which required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million.

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

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. During the year ended December 31, 2020, the Company experienced a decline in customer orders for its products and services due to delays caused by the pandemic. Additionally, the Company experienced an impact to productivity as a result of implementing social distancing guidelines and personal protective measures. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may continue to have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” (the “Cares Act”). The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020, after having determined that it met the qualifications for this loan program due to the impact that COVID-19 would have on our financial condition, results of operations, and/or liquidity and applying for relief the Company received funding in the amount of $1.4 million from the SBA Paycheck Protection Program. While the full magnitude of the pandemic’s effect on the Company’s future results of operations is uncertain, the Company has experienced certain declines in service sales and commitments to purchase equipment. The Company made this assertion in good faith based upon all available guidance. The Company used the proceeds from the PPP Loan to retain employees, maintain payroll and make lease, rent and utility payments. Under the terms of the PPP Loan, the Company believes it is eligible for full or partial loan forgiveness and applied for full loan forgiveness during the fourth quarter of 2020. There can be no assurance however that the loan will be forgiven in full or in part.

The Company has accounted for the PPP Loan as a debt instrument in accordance with FASB ASC 470, Debt. At December 31, 2020, $633 of principal payments due have been recorded as long-term debt and $780 as current debt in accordance with the enactment of the Paycheck Protection Program Flexibility Act of 2020. The Company does not expect to incur any material interest expense under the PPP Loan.

Rounding

All dollar amounts (except share and per share data, and with respect to Item 11, Agreements with Executive Officers) presented are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding.

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

At December 31, 2019, the carrying amount reported in the consolidated balance sheet for shares held in CleanSpark, Inc., which are accounted for in accordance with the adoption of ASU 2016-01, of $936 included within short term investment approximates fair value as the asset had a readily determinable market value and as such was considered a Level 1 asset. The estimated fair value of the warrants held in CleanSpark, Inc. of approximately $531 was considered a Level 3 asset due to unobservable inputs. The Company sold all of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock during the year ended December 31, 2020.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, demand deposits and investments with an original maturity at the date of purchase of three months or less.

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written off when it receives them. Management considers the Company’s allowance for doubtful accounts, which was $69 and $77 as of December 31, 2020 and 2019, respectively, to appropriately measure the uncertainty in certain accounts receivable.

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

Historically, finite life intangible assets have consisted primarily of customer relationships in multiple categories that are specific to the businesses acquired and for which estimated useful lives were determined based on actual historical customer attrition rates. These finite life intangible assets were amortized by the Company over periods ranging from four to ten years.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred tax asset recorded as of December 31, 2020 and 2019 is realizable through future reversals of existing taxable temporary differences. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s tax filings are subject to audit by various taxing authorities.

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

Unrecognized Tax Benefits

The Company accounts for unrecognized tax benefits in accordance with FASB ASC “Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Additionally, ASC 740 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. The Company’s policy is to recognize interest and penalties related to income tax matters as interest expense. See Note 16 - Income Taxes.

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

Inventories

Inventories are stated at the lower of cost or net realizable value using weighted average method and include the cost of materials, labor and manufacturing overhead. The Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or market. The Company estimates are based on market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory. See Note 9 - Inventories.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. (See Note 18 - Basic and Diluted Net Loss Per Share).

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

At December 31, 2019, the carrying amount reported in the consolidated balance sheet for shares held in CleanSpark, Inc. of $936 included within short term investment approximates fair value as the asset had a readily determinable market value and as such was considered a Level 1 asset. The estimated fair value of the warrants held in CleanSpark, Inc. of approximately $531 were considered a Level 3 asset due to unobservable inputs. The Company sold all of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock during the year ended December 31, 2020.

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

During the year ended December 31, 2020, the Company sold all of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock it received in connection with the Merger Agreement and recorded proceeds of $2.4 million. The gain from the sale was partially offset by a mark to market adjustment of $1.4 million resulting in a net gain of $968 to other (income) expense in the accompanying statements of operations. Warrants at fair value were previously recorded at inception as long term within other assets.

In connection with the Merger Agreement, the Company, CleanSpark and PCPI entered into an Indemnity Agreement (the “Indemnity Agreement”), dated January 22, 2019, pursuant to which the Company agreed to assume the liabilities and obligations related to the claims made by Myers Powers Products, Inc. in the then-pending case titled Myers Power Products, Inc. v. Pioneer Power Solutions, Inc., Pioneer Custom Electrical Products, Corp., et al., Los Angeles County Superior Court Case No. BC606546 (the “Myers Power Case”) as they may relate to PCPI or CleanSpark after the closing of the Merger.

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

The Merger resulted in the deconsolidation of PCPI and a gain of $4.2 million in the first quarter of 2019. The fair value of the investment in the CleanSpark Common Stock was determined using quoted market prices, and the fair value of the investment in the warrants was established using a Black Scholes model.

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

4. FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value standard also establishes a three level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.
•

Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

On January 22, 2019, we entered into an Agreement and Plan of Merger with Merger Sub, which resulted in the Company receiving financial instruments that included the right to receive (i) 175,000 shares of CleanSpark Common Stock, (ii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $16.00 per share, and (iii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $20.00 per share. The share quantities and exercise prices of warrants reflect the 10:1 reverse stock split which was completed by CleanSpark in December 2019.

During the year ended December 31, 2020, the Company sold all of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock it received in connection with the Merger Agreement and recorded proceeds of $2.4 million. The gain from the sale was partially offset by a mark to market adjustment of $1.4 million resulting in a net gain of $968 to other (income) expense in the accompanying statements of operations. Warrants at fair value were previously recorded at inception as long term within other assets.

No other changes in valuation techniques or inputs occurred during the year ended December 31, 2020. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2020.

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

The following table presents our revenues disaggregated by revenue discipline:

	For the Year Ended
	December 31,
	2020	2019
Products	$11,831	$10,401
Services	7,659	10,181
Total revenue	$19,490	$20,582

See Note 17 - Business Segment, Geographic and Customer Information.

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

7. OTHER (INCOME) EXPENSE

Other (income) expense in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the year ended December 31, 2020, other income was $969, as compared to other expense of $2.8 million during the year ended December 31, 2019. For the year ended December 31, 2020, included in other income was a gain of $968 related to the sale and mark to market adjustment on the fair value of CleanSpark Common Stock and warrants, as compared to a loss of $2.8 million for the year ended December 31, 2019, related to the mark to market adjustment on the fair value of the common stock and warrants.

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

During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. Including the reduction to the principal amount for the valid claim, the Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a change to the value of the Seller Notes at December 31, 2020 of $254, for a carrying value of $5.3 million, which is included within other long term assets (see Note 11 - Other Assets).

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

The indemnification obligations of Pioneer Power with respect to Losses of the Buyer resulting from inaccuracies or breaches of the Company’s representations and warranties, except for breaches of certain fundamental warranties, claims of fraud and breaches of representations, warranties or covenants relating to taxes, and claims for certain specific indemnities, are subject to (i) a true deductible equal to $330 (ii) a cap equal to $330, and (iii) a per-claim threshold amount of $50, and any such Losses shall be satisfied solely through a set-off to the first Seller Note with the principal amount of $3.3 million. In addition, the indemnification rights of the Buyer with respect to Interim Breaches are subject to a cap equal to $5.0 million, and the indemnification rights of the Buyer with respect to Losses resulting from certain legal matters are subject to a true deductible equal to $150 and a cap equal to $3.3 million.

The indemnification obligations of the Buyer, except with respect to breaches of certain fundamental representations and warranties and claims of fraud, are subject to a true deductible equal to $330 and a cap equal to $3.3 million. In addition, each party’s total indemnification obligation is subject to a cap equal to the purchase price, except for claims of fraud.

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

The following table presents the discontinued operations of the liquid-filled and dry-type transformer manufacturing businesses in the Consolidated Statement of Operations:

	Year Ended December 31,
	2020	2019
Revenues	$—	$46,631
Costs and expenses
Cost of goods sold	—	39,915
Selling, general and administrative	—	9,207
Foreign exchange gain	—	(834)
Interest expense	—	653
Other expense	—	41
Total costs and expenses	—	48,982
Gain on sale of discontinued subsidiaries	—	13,686
Income before provision for income taxes	—	11,335
Income tax expense	—	330
Income from discontinued operations, net of income taxes	$—	$11,005

During the second quarter of 2019, the Company’s Reynosa Facility was damaged by a flood resulting in damages to inventory. This loss has been partially offset by $2.4 million of insurance proceeds that the Company received. The Company received $600 of these insurance proceeds during the year ended December 31, 2019 and $1.8 million of these insurance proceeds were received during the year ended December 31, 2020. While the net loss on inventory damaged amounting to approximately $782 has been reflected within the cost of goods sold in discontinued operations during the year ended December 31, 2019, the corresponding insurance receivable amounting to $1.8 million and $95 has been recognized as an asset from continuing operations as of December 31, 2019 and December 31, 2020, respectively. The Company received approximately $1.7 million of proceeds from the insurance receivable during the year ended December 31, 2020.

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

Depreciation, capital expenditures, and significant non cash items of the discontinued operations by period were as follows:

	Year Ended December 31,
	2020	2019
Depreciation and amortization	$—	$756
Capital expenditures	—	117
Write-off of receivables	—	2,876

9. INVENTORIES

The components of inventories are summarized below:

	December 31,
	2020	2019
Raw materials	$1,719	$2,309
Work in process	1,420	2,628
Finished goods	—	46
Provision for excess and obsolete inventory	(736)	(429)
Total inventories	$2,403	$4,554

Inventories are stated at the lower of cost or a net realizable value determined on a weighted average method. Included in work in process at December 31, 2020 and December 31, 2019 is a net realizable value reserve of approximately $0 and $418, respectively. The reduction in the net realizable value reserve is attributable to the related project being completed and sold during the year ended December 31, 2020. The Company recognized a $546 write down of inventory through cost of goods sold of the T&D Solutions segment during the year ended December 31, 2020 as a result of management’s strategic decisions to rationalize its traditional product offerings and focus on higher margin equipment sales.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	December 31,
	2020	2019
Machinery and equipment	$1,210	$1,225
Furniture and fixtures	205	205
Computer hardware and software	669	682
Leasehold improvements	337	337
	2,421	2,449
Less: Accumulated depreciation	(1,988)	(1,809)
Total property, plant and equipment, net	$433	$640

Depreciation expense was $203 and $269 for the period ended December 31, 2020 and 2019, respectively.

11. OTHER ASSETS

Included in other assets at December 31, 2020 and December 31, 2019 are right-of-use assets, net, of $1.5 million and $1.8 million, respectively, related to our lease obligations.

As a result of the Company entering into the Stock Purchase Agreement on June 28, 2019, we received two subordinated promissory notes in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”), subject to certain adjustments. The Seller Notes accrue interest at a rate of 4.0% per annum, with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. The Company determined the fair value of the Seller Notes based on market conditions and prevailing interest rates. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. Inclusive of the reduction to the principal amount for the valid claim, the Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a net change to the value of the Seller Notes at December 31, 2020 of $254 for a carrying value of $5.3 million.

Other assets are summarized below:

	December 31,
	2020	2019
Right of use assets	$1,505	$1,806
Notes receivable, net	5,350	5,096
CleanSpark warrants	—	531
Deposits	15	32
Other long-term receivables	28	—
Other assets	$6,898	$7,465

12. DEBT

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020 after having determined that it met the qualifications for this loan program due to the impact that COVID-19 would have on our financial condition, results of operations, and/or liquidity and applying for relief, the Company received a loan under the SBA Paycheck Protection Program in the amount of $1.4 million. While it is uncertain as to the full magnitude that the pandemic will have on the Company’s future results of operations, the Company experienced a decline in customer orders for its products and services during the year ended December 31, 2020. Additionally, we have experienced an impact to productivity as a result of implementing social distancing guidelines and employing personal protective measures. The Company made this assertion in good faith based upon all available guidance. The Company used the proceeds from the PPP Loan to retain employees, maintain payroll and make lease, rent and utility payments. We have applied for full loan forgiveness during the fourth quarter of 2020, however no assurance can be provided that any portion of the PPP Loan will ultimately be forgiven.

The Company has accounted for the PPP Loan as a debt instrument in accordance with FASB ASC 470, Debt. At December 31, 2020, $633 of principal payments due have been recorded as long-term debt and $780 as current debt in accordance with the enactment of the Paycheck Protection Program Flexibility Act of 2020. The Company does not expect to incur any material interest expense under the PPP Loan.

	December 31,
	2020	2019
PPP Loan	$1,413	$—
Less: current portion	780	—
Total long-term obligations	$633	$—

13. COMMITMENTS AND CONTINGENCIES

Leases

The company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms ranging from less than 1 year to up to 6 years, some of which contain options to extend up to 5 years. As of December 31, 2020 and 2019, assets recorded under finance leases were $1.4 million and $1.3 million, respectively, and accumulated amortization associated with finance leases was $776 and $571, respectively. As of December 31, 2020 and 2019, assets recorded under operating leases were $2.5 million and $2.1 million, respectively, and accumulated amortization associated with operating leases were $1.7 million and $1.1 million, respectively. Such amounts are included within other assets.

Litigation and Claims

The Company is from time to time party to various lawsuits, claims and other proceedings that arise in the ordinary course of our business.

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. sought injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited amount; however, the Company recognized approximately $1.2 million for expected costs related to this litigation in the prior two fiscal years.

On October 4, 2019, the dividend that was payable by the Company was enjoined by court order of the Superior Court of California related to the foregoing case. On October 16, 2019, Myers Power Products, Inc. filed an ex parte application arguing the Company had violated, or intended to violate the modified preliminary injunction and sought an order from the court for the Company to post a bond in an amount of $30,000 or more (which was not granted). The Company cancelled the dividend as the result of this court order.

There were also two related appeals in the California Court of Appeal for the Second Appellate District (“Court of Appeal”). Case no. B301494 was an appeal of the October 4, 2019 order modifying a previously issued preliminary injunction. Case no. B302943 was an appeal of the November 26, 2019 order requiring Pioneer Power Solutions, Inc. and Pioneer Custom Electrical Products Corp. to obtain and post a $12 million bond. On April 10, 2020, the Court of Appeal granted our motion to combine the two appeals.

On November 20, 2020, the Company entered into a settlement and release agreement with Myers Power Products, Inc. As part of the settlement, all injunctions were dissolved, and all litigation and appeals related to the action were dismissed with prejudice. The parties executed full releases of all known and unknown claims, thereby eliminating all such restrictions on the Company. The Company agreed to pay Myers Power Products, Inc. an amount that did not differ significantly from the $1.2 million of expected costs the Company recognized as a legal contingency during the year ended December 31, 2018. The amount was paid in full during the fourth quarter of 2020.

The components of the lease expense were as follows:

	For the Year Ended
	December 31,
	2020	2019
Operating lease cost	$669	$677

Finance lease cost
Amortization of right-of-use asset	$261	$284
Interest on lease liabilities	53	53
Total finance lease cost	$314	$337

Other information related to leases was as follows:

Supplemental Cash Flows Information

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$677	$664
Operating cash flow payments for finance leases	53	53
Financing cash flow payments for finance leases	235	281
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities arising from obtaining right to use assets	390	—
Capitalized lease obligations	295	293

Weighted Average Remaining Lease Term

	December 31,
	2020	2019
Operating leases	3 years	2 years
Finance leases	2 years	2 years

Weighted Average Discount Rate

	December 31,
	2020	2019
Operating leases	5.50%	5.50%
Finance leases	6.72%	6.90%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

	Operating	Finance
	Leases	Leases
2021	467	325
2022	179	194
2023	91	257
2024	93	21
2025	95	—
Thereafter	24	—
Total future minmum lease payments	949	797
Less imputed interest	(82)	(71)
Total future minmum lease payments	$867	$726

Reported as of December 31, 2020:

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$431	$284
Other long-term liabilities	436	442
Total	$867	$726

14. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of December 31, 2020 and December 31, 2019.

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

On May 11, 2011, the board of directors of the Company adopted the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) which was subsequently approved by stockholders of the Company on May 31, 2011. The 2011 Plan replaces and supersedes the 2009 Plan. The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the Board that is designated to administer the Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 700,000 shares. As of December 31, 2020, 440,400 stock options had been granted and are considered outstanding, consisting of 21,000 incentive stock options and 419,400 non-qualified stock options.

Expense for stock-based compensation recorded for the years ended December 31, 2020 and 2019 was approximately $3 and $12, respectively. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2020, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations that was insignificant.

The fair value of the stock options granted was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2020	2019
Expected volatility	31.1%	—
Expected life in years	5.5	—
Risk-free interest rate	0.5%	—

A summary of stock option activity for the years ended December 31, 2020 and 2019, and changes during the years then ended is presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2019	424,800	$8.30	6.50	$22
Granted	—	—	—	—
Exercised	—	—
Forfeited	(45,000)	14.75	—
Outstanding as of January 1, 2020	379,800	$7.54	6.10	$—
Granted	70,000	1.68
Exercised	—	—
Forfeited	(9,400)	8.55
Outstanding as of December 31, 2020	440,400	$6.58	5.80	$155
Exercisable as of December 31, 2020	370,400	$7.51	5.20	$1

The total number of shares reserved for the plan is 700,000, leaving a balance of 233,267 available for future grants.

Intrinsic value is the difference between the market value of the stock at December 31, 2020 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below:

	Year Ended December 31,
	2020	2019
Weighted-average fair value of options granted (per share)	$0.49	$—
Intrinsic value gain of options exercised	—	—
Cash receipts from exercise of options	—	—

16. INCOME TAXES

The components of loss before income taxes are summarized below:

	Year Ended December 31,
	2020	2019
Loss before income taxes
U.S. operations	$(2,981)	$(10,759)
Loss before income taxes	$(2,981)	$(10,759)

The components of the income tax provision were as follows:

	Year Ended December 31,
	2020	2019
Current
State	$5	$31
Deferred	—	1,247
Total income tax provision	$5	$1,278

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on loss before taxes, is as follows:

	Year Ended December 31,
	2020	2019
Federal Income tax at statutory rate	$(626)	$(2,259)
State and local income tax, net	(120)	(452)
Other permanent items	5	60
Valuation allowance	748	3,734
True-up	—	195
Other	(2)	—
Total	$5	$1,278

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“U.S. tax reform”) that lowers the statutory tax rate on U.S. earnings, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.

The impact of U.S. tax reform has been recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Department of the Treasury on several provisions. In addition, analysis performed and conclusions reached as part of the tax return filing process and additional guidance on accounting for U.S. tax reform could affect the provisional amount.

As part of the U.S. tax reform, the United States has enacted a minimum tax on foreign earnings (“global intangible low-taxed income”) which is reflected in the income tax expense for 2019. The Company did not have any foreign earnings for the year ended December 31, 2020.

The Company’s provision for income taxes reflects an effective tax rate on loss before income taxes of (0.2)% in 2020, as compared to (11.9)% for the year ended December 31, 2019. The (11.9)% effective tax rate for the year ended December 31, 2019 is primarily due to establishment of additional valuation allowances.

The net deferred income tax asset (liability) was comprised of the following:

	December 31,
	2020	2019
Noncurrent deferred income taxes
Total assets	$68	$839
Total liabilities	(68)	(839)
Net noncurrent deferred income tax asset	—	—
Net deferred income tax asset	$—	$—

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	December 31,
	2020	2019
Deferred tax assets
U.S. net operating loss carry forward	$1,367	$967
Non-deductible reserves	1,609	1,892
Tax credits	4,631	4,631
Fixed Assets	15	—
Intangibles	1,959	2,191
Valuation allowance	(9,513)	(8,842)
Net deferred tax assets	68	839
Deferred tax liabilities
Fixed assets	(28)	(46)
Other	(40)	(793)
Net deferred tax liabilities	(68)	(839)
Deferred asset, net	$—	$—

The assessment of the amount of value assigned to our deferred tax assets under the applicable accounting rules is judgmental. We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved. Realization of our deferred tax assets is dependent on generating sufficient taxable income in future periods. We do not believe that it is more likely than not that future taxable income will be sufficient to allow us to recover any of the value assigned to our deferred tax assets. Accordingly, we have provided for a valuation allowance of the Company’s foreign tax credits as we do not anticipate generating sufficient foreign source income. In addition, we have provided for a full valuation allowance on the domestic deferred tax assets as the combined effect of future domestic source income and the future reversals of future tax assets and liabilities will likely be insufficient to realize the full benefits of the assets.

As of December 31, 2020, the Company had a net operating loss carryforward of $5.4 million. The Company has $9.5 million of deferred tax assets on which it is taking a full valuation allowance. The Company has approximately $4.6 million of foreign tax credits for which it has provided a full valuation allowance and $39 of research and development credits which expire in 2032.

Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone significant changes in its ownership. If the Company experiences an ownership change as a result of future events, the use of tax attributes may be limited.

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

The tax years subject to examination by major tax jurisdiction include the years 2014 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years 2015 and forward for the Canadian jurisdiction.

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

The following tables present information about segment income and loss:

	For the Year Ended
	December 31,
	2020	2019
Revenues
T&D Solutions
Switchgear	$10,257	$8,985
	$10,257	$8,985
Critical Power Solutions
Equipment	1,574	1,416
Service	7,659	10,181
	9,233	11,597
Consolidated	$19,490	$20,582

	For the Year Ended
	December 31,
	2020	2019
Depreciation and amortization
T&D Solutions	$113	$144
Critical Power Solutions	319	162
Unallocated corporate overhead expenses	32	48
Consolidated	$464	$354
	For the Year Ended
	December 31,
	2020	2019
Operating loss
T&D Solutions	$(1,934)	$(3,143)
Critical Power Solutions	(430)	(3,581)
Unallocated corporate overhead expenses	(1,920)	(5,029)
Consolidated	$(4,284)	$(11,753)

The following table presents information which reconciles segment assets to consolidated total assets:

	December 31,
	2020	2019
Assets
T&D Solutions	$3,443	$6,075
Critical Power Solutions	3,705	4,849
Corporate	14,139	17,507
Consolidated	$21,287	$28,431

Corporate assets consisted primarily of cash and notes receivable.

Revenues are attributable to countries based on the location of the Company’s customers:

	For the Year Ended
	December 31,
	2020	2019
Revenues
United States	$19,490	$20,582

Sales to CleanSpark accounted for approximately 34% of the Company’s total sales in 2020.

The distribution of the Company’s property, plant, and equipment by geographic location is approximately as follows:

	December 31,
	2020	2019
Property, plant and equipment
United States	$433	$640

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

	For the Year Ended
	December 31,
	2020	2019
Numerator:
Net loss	$(2,986)	$(12,037)
Income from discontinued operations, net of income taxes	—	11,005
Net loss	$(2,986)	$(1,032)

Denominator:
Weighted average basic shares outstanding	8,726	8,726
Denominator for diluted net income (loss) per common share	8,726	8,726

(Loss) income per share:
Basic
Loss from continuing operations	$(0.34)	$(1.38)
Income from discontinued operations	—	1.26
Net loss	$(0.34)	$(0.12)

Diluted
Loss from continuing operations	$(0.34)	$(1.38)
Income from discontinued operations	—	1.26
Net loss	$(0.34)	$(0.12)

19. SUBSEQUENT EVENTS

In March 2021, the Company executed a cash collateral security agreement with a commercial bank which required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million.

As of  March 30, 2021, there have been no sight drafts on the irrevocable standby letter of credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consultant and consulting firm and under the supervision and with the participation of management, including our chief executive officer and interim chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of December 31, 2020, based on the evaluation of these disclosure controls and procedures our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, including our chief executive officer and our interim chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, we determined that our internal control over financial reporting of the December 31, 2020, is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as permitted by the rules of the SEC.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the remediation items, there has been no change in our internal control over financial reporting during the year ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the name, age and positions of our executive officers and the members of our board of directors:

Name	Age	Position with the Company
Nathan J. Mazurek	59	President, Chief Executive Officer and Chairman of the Board of Directors
Walter Michalec	32	Interim Chief Financial Officer, Secretary and Treasurer
Yossi Cohn	42	Director
Ian Ross	77	Director
David Tesler	47	Director
Jonathan Tulkoff Thomas Klink	59 58	Director Director

The board of directors currently consists of six members. Following the death of our former director, David J. Landes, in September 2019, in an effort to reduce costs, we have determined not to fill his position and instead reduced the size of the board to six directors.

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors serve a term of office to expire at the annual meeting of stockholders in 2021. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the next annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

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

Walter Michalec. Mr. Michalec was appointed by our board of directors to act as the interim Chief Financial Officer of the Company, effective as of April 15, 2020, replacing Mr. Klink after his resignation as Chief Financial Officer. Mr. Michalec also serves as the Company’s principal accounting officer, principal financial officer, treasurer and secretary. Mr. Michalec has served various positions at the Company, most recently as its corporate controller from August 2019 to April 2020. Before becoming the corporate controller, Mr. Michalec served as the Company’s operations controller from March 2016 to August 2019, reporting to the Chief Financial Officer, and as the Company’s senior accountant from May 2012 to February 2016, reporting to the Company’s corporate controller. Prior to working for the Company, Mr. Michalec served as a public accountant for Mendonca & Partners Certified Public Accountants, LLC in Union, NJ. Mr. Michalec received his Bachelor of Science in Accounting and a Minor in Criminal Justice from Kean University in 2011.

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

Thomas Klink. Mr. Klink has served as a director since April 30, 2010. Mr. Klink served as our chief financial officer, secretary and treasurer from January 7, 2016 until April 15, 2020. Since 1996, he has served in various positions at Jefferson Electric, Inc., including as its chief executive officer, chief financial officer, vice president, treasurer, secretary and chairman of the board of directors. Previously, from 1994 to 1996, Mr. Klink served as a division controller at MagneTek, Inc., a company listed on NASDAQ at that time, reporting to the corporate controller. Mr. Klink also previously served as a controller for U.S. Music Corporation, a manufacturer of musical instruments from 1990 through 1994. Mr. Klink received his BBA in Accounting from the University of Wisconsin - Milwaukee in 1984. Mr. Klink brings extensive industry and leadership experience to our board, including over 20 years of experience in the electrical equipment industry. Mr. Klink is also employed by Spire Power Solutions L.P. as their CFO and President.

Family Relationships

There are no family relationships among any of our directors and executive officers. Mr. Mazurek is a party to a certain agreement related to his service as an executive officer and director described in the “Agreements with Executive Officers” section of Item 11.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2020, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders.

Board Committees

Our board of directors established an audit committee on March 24, 2011, which has the composition and responsibilities described below. We do not have a standing nominating and corporate governance committee or a compensation committee.

Audit Committee. The audit committee consists of Messrs. Cohn, Ross and Tulkoff, each of whom our board has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. In addition, Mr. Ross is the chairman of the audit committee and qualifies as a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee held a total of four meetings during the fiscal year ended December 31, 2020. The audit committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge from the Company’s web site, www.pioneerpowersolutions.com, by contacting the Company by mail at the address appearing on the first page of this Annual Report on Form 10-K to the attention of Investor Relations, or by telephone at (212) 867-0700.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer and principal financial and accounting officer, which is posted on our website at www.pioneerpowersolutions.com. We intend to disclose future amendments to certain provisions of the code of ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of such amendment or waiver.

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

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our size and available resources. In 2018, we designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;
•	motivate and reward executives whose experience and skills are critical to our success;
•	reward performance; and
•	align the interests of our executive officers and other key employees with those of our stockholders by motivating our executive officers and other key employees to increase stockholder value.

As a “controlled company” under the corporate governance rules of the Nasdaq stock market, we are not required to have a compensation committee, nor have we engaged any compensation consultants to determine or recommend the amount and form of executive and director compensation during and for 2020. At this time, our board of directors has determined that the financial and administrative burden of engaging compensation consultants is not justified in light of our Company’s size, its resources and our relatively small number of executive officers and directors. Rather, the recommended level, components and rationale for our compensation program are developed and presented each year by our principal executive officers to the board of directors for its consideration and approval. Our board of directors has specific authority to limit cash bonus awards to our named executive officers, as provided for in their employment agreements, which authority may not be delegated to other persons at this time.

2020 and 2019 Summary Compensation Table

The following table summarizes, for each of the last two fiscal years ended December 31, 2020 and 2019, the compensation paid to (i) Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, (ii) Thomas Klink, who served as our chief financial officer, secretary and treasurer from January 7, 2016 to April 15, 2020 and, prior to that, served as the president of Jefferson Electric, Inc. and a director, and (iii) Walter Michalec, our interim chief financial officer, secretary and treasurer from April 15, 2020, whom we refer to collectively herein as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus (4) ($)	Option Awards (1) ($)	All Other Compensation ($)		Total ($)
Nathan J. Mazurek (i)	2020	440,000	—	210	15,000	(2)	455,210
President, Chief Executive	2019	490,000	900,000	—	27,000	(2)	1,417,000
Officer, Chairman of the Board
of Directors

Thomas Klink (ii)	2020	40,665	—	210	5,000	(3)	45,875
Former Chief Financial Officer,	2019	282,292	500,000	—	31,000	(3)	813,292
Secretary, Treasurer, and
Current Director

Walter Michalec (iii)	2020	98,750	15,000	210	—		113,960
Interim Chief Financial Officer,	2019	—	—	—	—		—
Secretary, and Treasurer

(1)

Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share based awards are set forth in “Item 8. Financial Statements and Supplementary Data - Note 15. Stock-Based Compensation” contained in this Annual Report. These amounts do not represent the actual value that may be realized by our named executive officers, as that is dependent on the long-term appreciation in our common stock.

(2)	Comprised of board of directors meeting fees.
(3)	Comprised of board of directors and audit committee meeting fees.
(4)	The dollar value of bonus (cash) earned by the named executive officers.

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

On March 30, 2020, the Company and Mr. Mazurek entered into a third amendment in order to (i) extend the termination date of the agreement from December 31, 2020, to March 31, 2023, and (ii) set Mr. Mazurek’s annual base salary at $415,000 for the period beginning on April 1, 2020 and ending on March 31, 2021; $435,500, for the period beginning on April 1, 2021 and ending on March 31, 2022; and $457,500, for the period beginning on April 1, 2022 and ending on March 31, 2023.

If Mr. Mazurek is terminated without cause, he is entitled to receive (i) any unpaid base salary accrued through the date of his termination, (ii) any unreimbursed expenses properly incurred prior to the date of his termination, and (iii) severance pay equal to the base salary that would have been payable to Mr. Mazurek for the remainder of the term of his executive employment agreement, which expires on March 31, 2023, less applicable withholdings and taxes. As a precondition to receiving severance pay, Mr. Mazurek is required to execute and deliver within sixty (60) days following his termination a general release of claims against the us and our subsidiaries and affiliates that may have arisen on or before the date of the release.

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

As stated earlier, on June 28, 2019, we entered into the Stock Purchase Agreement by and among the Company, Electrogroup, Jefferson, JE Mexico, Nathan J. Mazurek, and the Buyer, which was subsequently amended as of August 13, 2019. Pursuant to the Stock Purchase Agreement, as amended by the Amendment, the Equity Transaction was completed on August 16, 2019. Pursuant to the Stock Purchase Agreement, Mr. Mazurek agreed to a non-solicitation provision that generally prohibits him, for a three-year period, from, among other things, soliciting or attempting to hire employees of the Disposed Companies or the Buyer or engaging in the business operated by the Disposed Companies within certain geographic areas, subject to certain limitations and exceptions.

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

On March 26, 2020, Mr. Klink notified our board of directors of his resignation as Chief Financial Officer of the Company, effective as of April 15, 2020.

Walter Michalec

Mr. Michalec was appointed by our board of directors to act as the interim Chief Financial Officer of the Company, effective as of April 15, 2020, replacing Mr. Klink after his resignation as Chief Financial Officer. Mr. Michalec also serves as the Company’s principal accounting officer, principal financial officer, treasurer and secretary.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on stock options previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2020. This table includes unexercised and unvested options awards. Each outstanding award is shown separately for each named officer.

	Option Awards
		Number of		Number of
		Securities		Securities
		Underlying		Underlying
		Unexercised		Unexercised		Option
		Options		Options		Exercise	Option
	Date	(#)		(#)		Price	Expiration
Name	of Grant	Exercisable		Unexercisable		($)	Date
Nathan J. Mazurek	3/24/2011	400	(5)	—		$12.00	3/24/2021
	3/23/2012	1,000	(5)	—		4.11	3/23/2022
	3/20/2013	25,000	(3)	—		5.60	3/20/2023
	3/20/2013	1,000	(5)	—		5.60	3/20/2023
	3/06/2014	50,000	(3)	—		10.21	3/06/2024
	3/06/2014	1,000	(5)	—		10.21	3/06/2024
	3/30/2015	1,000	(5)	—		8.98	3/30/2025
	3/10/2016	1,000	(5)	—		3.68	3/10/2026
	3/30/2017	1,000	(5)	—		7.30	3/30/2027
	3/30/2017	130,000	(4)	—		7.30	3/30/2027
	4/03/2018	1,000	(5)	—		5.60	4/03/2028
	3/31/2020	—		10,000	(5)	1.68	3/31/2030

Thomas Klink	3/24/2011	1,000	(1)	—		$12.00	3/24/2021
	3/24/2011	400	(5)	—		12.00	3/24/2021
	3/23/2012	3,000	(1)	—		4.11	3/23/2022
	3/23/2012	1,000	(5)	—		4.11	3/23/2022
	3/20/2013	3,000	(1)	—		5.60	3/20/2023
	3/20/2013	1,000	(5)	—		5.60	3/20/2023
	3/06/2014	1,000	(5)	—		10.21	3/06/2024
	3/30/2015	1,000	(5)	—		8.98	3/30/2025
	3/10/2016	1,000	(5)	—		3.68	3/10/2026
	3/30/2017	1,000	(5)	—		7.30	3/30/2027
	3/30/2017	100,000	(4)	—		7.30	3/30/2027
	4/03/2018	1,000	(5)	—		5.60	4/03/2028
	3/31/2020	—		10,000	(5)	1.68	3/31/2030

Walter Michalec	3/6/2014	1,000	(2)	—		10.21	3/6/2024
	3/31/2020	—		10,000	(2)	1.68	3/31/2030

(1)	Incentive stock options granted for service as a president. Vests in equal annual installments upon each of the first three anniversaries of the grant date.

(2)	Incentive stock options granted for service prior to becoming an executive officer. Vests in equal annual installments upon each of the first three anniversaries of the grant date.

(3)	Non-qualified stock options granted for service as an executive officer. Vests in equal annual installments upon each of the first three anniversaries of the grant date.

(4)	Non-qualified stock options granted for service as an executive officer. Vests on the first anniversary of the grant date.

(5)	Non-qualified stock options granted for service as a director. Vests on the first anniversary of the grant date.

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

2011 Long-Term Incentive Plan

On May 11, 2011, our board of directors adopted the 2011 Long-Term Incentive Plan, subject to stockholder approval, which was obtained on May 31, 2011. The 2011 Long-Term Incentive Plan replaces and supersedes the 2009 Equity Incentive Plan. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Long-Term Incentive Plan. The 2011 Long-Term Incentive Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the board or a committee of the board that is designated to administer the 2011 Long-Term Incentive Plan. Subject to certain adjustments, the maximum number of shares of our common stock that may be delivered pursuant to awards under the 2011 Long-Term Incentive Plan is 700,000 shares, of which 233,267 were available for future issuances as of December 31, 2020. The 2011 Long-Term Incentive Plan is currently administered by our board of directors but may be subsequently administered by a compensation committee designated by our board of directors.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2020 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Number of securities
	to be issued upon	Weighted average	Number of securities
	exercise of	exercise price of,	remaining available for
	outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders	440,400	$6.58	233,267
Equity compensation plans not approved by security holders	—	—	—
Total	440,400	$6.58	233,267

Director Compensation

The following table provides compensation information for the one year period ended December 31, 2020 for each non-employee member of our board of directors:

	Fees Earned or		Option
	Paid in Cash		Awards	Total
Name	($)		($)	($)
Yossi Cohn (4)	16,000	(1)	210	16,210
Thomas Klink (3)	12,000	(2)	210	12,210
Ian Ross (5)	20,000	(1)	210	20,210
David Tesler (6)	15,000	(2)	210	15,210
Jonathan Tulkoff (7)	20,000	(1)	210	20,210
(1)	Comprised of board of directors and audit committee meeting fees.
(2)	Comprised of board of directors meeting fees.
(3)

As of December 31, 2020, Mr. Klink had outstanding options representing the right to purchase 114,400 shares of our common stock and outstanding stock awards of 10,000 shares of our common stock. On March 26, 2020, Mr. Klink notified our board of directors of his resignation as Chief Financial Officer of the Company, effective as of April 15, 2020.

(4)	As of December 31, 2020, Mr. Cohn had outstanding options representing the right to purchase 7,400 shares of our common stock and outstanding stock awards of 10,000 shares of our common stock.
(5)	As of December 31, 2020, Mr. Ross had outstanding options representing the right to purchase 7,400 shares of our common stock and outstanding stock awards of 10,000 shares of our common stock.
(6)	As of December 31, 2020, Mr. Tesler had outstanding options representing the right to purchase 7,400 shares of our common stock and outstanding stock awards of 3,750 shares of our common stock.
(7)	As of December 31, 2020, Mr. Tulkoff had outstanding options representing the right to purchase 7,400 shares of our common stock and outstanding stock awards of 10,000 shares of our common stock.

All of our directors, including our employee directors, are paid cash compensation in connection with their attendance at the meetings of the board of directors. Our directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at such meetings. For the year ended December 31, 2020, our directors and interim chief financial officer were paid cash compensation of $3,000 per meeting for attendance. In addition, the members of our audit committee and our interim chief financial officer received a fee of $1,000 per meeting for attendance at a meeting of our audit committee for the year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 30, 2021 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;
•	each of our directors;
•	each of the named executive officers; and
•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address, unless otherwise specified in the notes below, is c/o Pioneer Power Solutions, Inc., 400 Kelby Street, 12th Floor, Fort Lee, New Jersey 07024. As of March 30, 2021, we had 8,726,045 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned (1)
5% Owners
Estate of David J. Landes	4,560,000	(2)	52.3%
Provident Pioneer Partners, L.P.	4,560,000	(3)	52.3%

Officers and Directors
Nathan J. Mazurek	4,813,000	(4)	53.8%
Thomas Klink	223,000	(5)	2.5%
Yossi Cohn	17,000	(6)	*
Ian Ross	17,000	(6)	*
Walter Michalec	11,000	(7)	*
David Tesler	20,750	(8)	*
Jonathan Tulkoff	27,000	(9)	*
All directors and executive officers as a group (7 persons)	5,128,750		57.4%

* represents ownership of less than 1%.

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 30, 2021. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

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

(4)

Nathan J. Mazurek is the majority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has sole voting and investment power over the 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. In addition, includes 31,000 shares of common stock and 222,000 shares subject to stock options which are exercisable within 60 days of March 30, 2021.

(5)	Includes 100,000 shares of common stock and 123,000 shares subject to stock options which are exercisable within 60 days of March 30, 2021.
(6)	Includes 17,000 shares subject to stock options which are exercisable within 60 days of March 30, 2021.
(7)	Includes 11,000 shares subject to stock options which are exercisable within 60 days of March 30, 2021.
(8)	Includes 3,750 shares of common stock and 17,000 shares subject to stock options which are exercisable within 60 days of March 30, 2021.
(9)	Includes 10,000 shares of common stock and 17,000 shares subject to stock options which are exercisable within 60 days of March 30, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On June 28, 2019, we entered into a Stock Purchase Agreement, dated as of June 28, 2019 (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan J. Mazurek, Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”), which was subsequently amended by Amendment No. 1 to the Stock Purchase Agreement, dated as of August 13, 2019 (the “Amendment”). Pursuant to the Stock Purchase Agreement, as amended by the Amendment, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (collectively, the “Equity Transaction”).

On August 16, 2019, the Company completed the Equity Transaction pursuant to the terms and conditions of the Stock Purchase Agreement, as amended by the Amendment. As consideration for the Disposed Companies, Buyer paid the Company a base aggregate purchase price of $68.0 million, consisting of (i) $60.5 million of cash, (ii) the issuance by the Buyer of a subordinated promissory note to the Company in the aggregate principal amount of $5.0 million and (iii) the issuance by the Buyer of a subordinated promissory note to the Company in the aggregate principal amount of $2.5 million. The purchase price is subject to a customary working capital adjustment. Nathan J. Mazurek, who is considered a related person due to his position as chairman, chief executive officer and president of the Company and is a holder of approximately 53.8% of the outstanding shares of our common stock, is a party to the Stock Purchase Agreement with respect to the non-solicitation, confidentiality and non-competition provisions.

In connection with the Stock Purchase Agreement, for a period of three years commencing on the closing date, except on behalf of the Buyer, the Disposed Companies or any of their respective affiliates in the ordinary scope of their respective duties, Nathan J. Mazurek has agreed not to (i) directly or indirectly engage, solicit, induce, hire or attempt to engage, solicit, induce or hire, whether or not for consideration, any employee or independent contractor of the Disposed Companies, certain direct or indirect subsidiaries of the Company, or the Buyer, who is (or was within seven (7) months prior to the date of the Stock Purchase Agreement) employed by any of the Disposed Companies, such subsidiaries of the Company or the Buyer, subject to certain limitations, (ii) disclose or use confidential information related to the Disposed Companies or certain subsidiaries of the Company, subject to certain limitations and exceptions, or (iii) engage in the design, manufacture and distribution of electric transformers from 5kva – 30mva in size and 110v-72kv in voltage in certain geographic areas or have any ownership of any business within those geographic areas conducting such business or solicit business away from the Buyer, the Disposed Companies or certain subsidiaries of the Company, in each case subject to certain limitations and exceptions.

Director Independence

Our board of directors has determined that each of Yossi Cohn, Ian Ross, David Tesler, and Jonathan Tulkoff satisfy the requirements for independence set out in Section 5605(a)(2) of the Nasdaq Stock Market Rules and that each of these directors has no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq Stock Market rule referenced above.

Because Nathan Mazurek, our president, chief executive officer and chairman of the board of directors, controls a majority of our outstanding voting power, we are a “controlled company” under the corporate governance rules of the Nasdaq Stock market. Therefore, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, our small size and our desire to efficiently manage our financial and administrative resources, our board of directors has determined not to have an independent nominating or compensation committee and to have the full board of directors be directly responsible for compensation matters and for nominating members of our board. However, only Messrs. Cohn, Ross, Tesler, and Tulkoff satisfy the independence requirement that would apply to the members of such committees under the Nasdaq Stock Market Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

BDO USA, LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019.

The following table presents aggregate fees for professional services rendered by BDO USA, LLP during the fiscal years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Audit fees (1)	$270	$600
Audit-related fees (2)	—	36
Tax fees (3)	—	—
Total fees	$270	$636

(1)

Audit fees consisted primarily of fees for the annual audit of our consolidated financial statements, the interim reviews of the quarterly consolidated financial statements, review of a registration statement and normal, recurring accounting consultations.

(2)	Audit-related fees consisted of fees related to an agreed upon procedures project related to the Equity Transaction during the year ended December 31, 2019.
(3)	Tax fees consisted primarily of fees related for tax compliance.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.	We have filed the following documents as part of this Annual Report on Form 10-K:

	1.	Consolidated Financial Statements

		The following financial statements are included in Item 8 herein:
		Report of Independent Registered Public Accounting Firm	29
		Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019	31
		Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2020 and 2019	32
		Consolidated Balance Sheets as of December 31, 2020 and 2019	33
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019	34
		Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019	35
		Notes to Consolidated Financial Statements	36

	2.	Financial Statement Schedules
		None

	3.	Exhibits
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

10.17

First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender. (Incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 29, 2017)

10.18

First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender. (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 29, 2017)

10.19

Second Amending Agreement, dated as of March 28, 2018, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2018).

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

10.28+

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

101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: March 30, 2021	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nathan J. Mazurek		March 30, 2021
Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Walter Michalec		March 30, 2021
Walter Michalec	Interim Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Yossi Cohn		March 30, 2021
Yossi Cohn	Director

/s/ Ian Ross		March 30, 2021
Ian Ross	Director

/s/ David Tesler		March 30, 2021
David Tesler	Director

/s/ Jonathan Tulkoff		March 30, 2021
Jonathan Tulkoff	Director

/s/ Thomas Klink		March 30, 2021
Thomas Klink	Director