Form 10-Q
period 2021-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2021-05-14
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 14, 2021 was 8,726,045.

PIONEER POWER SOLUTIONS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$3,502	$5,001
Cost of goods sold	3,343	4,824
Gross profit	159	177
Operating expenses
Selling, general and administrative	1,265	1,934
Foreign exchange gain	—	(10)
Total operating expenses	1,265	1,924
Loss from continuing operations	(1,106)	(1,747)
Interest income	(93)	(110)
Other (income) expense	(1,343)	1,281
Income (loss) before taxes	330	(2,918)
Income tax (benefit) expense	(21)	3
Net income (loss)	$351	$(2,921)

Earnings (loss) per share:
Basic	$0.04	$(0.33)
Diluted	$0.04	$(0.33)

Weighted average common shares outstanding:
Basic	8,726	8,726
Diluted	8,789	8,726

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$351	$(2,921)
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	$351	$(2,921)

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$4,733	$7,567
Restricted cash	1,775	—
Accounts receivable, net	4,060	2,587
Insurance receivable	—	95
Inventories, net	3,183	2,403
Income taxes receivable	407	407
Prepaid expenses and other current assets	995	897
Total current assets	15,153	13,956
Property, plant and equipment, net	394	433
Other assets	6,739	6,898
Total assets	$22,286	$21,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,303	$4,027
Deferred revenue	2,564	714
Current maturities of long-term debt	—	780
Income taxes payable	—	17
Total current liabilities	6,867	5,538
Long-term debt	—	633
Other long-term liabilities	1,176	1,257
Total liabilities	8,043	7,428
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on March 31, 2021 and December 31, 2020	9	9
Additional paid-in capital	24,014	23,981
Accumulated other comprehensive income	14	14
Accumulated deficit	(9,794)	(10,145)
Total stockholders’ equity	14,243	13,859
Total liabilities and stockholders’ equity	$22,286	$21,287

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net income (loss)	$351	$(2,921)
Depreciation	37	58
Amortization of right-of-use assets	107	64
Amortization of imputed interest	(107)	(111)
Interest expense from PPP Loan	4	—
Non-cash cost of operating leases	130	155
Change in receivable reserves	34	29
Change in inventory reserves	25	(231)
Change in long term payables	—	(92)
Change in insurance receivable	95	1,449
Loss on investments	—	1,143
Stock-based compensation	33	2
Foreign currency remeasurement gain	—	10
Changes in current operating assets and liabilities:
Accounts receivable	(1,480)	276
Inventories	(805)	132
Prepaid expenses and other assets	(94)	(2)
Income taxes	(10)	(481)
Accounts payable and accrued liabilities	421	(820)
Deferred revenue	1,849	304
Net cash provided by / (used in) operating activities	590	(1,036)

Investing activities
Net cash provided by / (used in) investing activities	—	—

Financing activities
Bank overdrafts	—	(205)
Gain on forgiveness of PPP Loan	(1,417)	—
Principal repayments of financing leases	(232)	(214)
Net cash used in financing activities	(1,649)	(419)

Decrease increase in cash and restricted cash	(1,059)	(1,455)
Cash, and restricted cash, beginning of year	7,567	8,213
Cash, and restricted cash, end of year	$6,508	$6,758

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	other compre-		Total
	Common Stock		paid-in	hensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance - January 1, 2020 (Revised)	8,726,045	$9	$23,978	$14	$(7,159)	$16,842
Net loss	—	—	—	—	(2,921)	(2,921)
Stock-based compensation	—	—	2	—	—	2
Balance - March 31, 2020 (Revised)	8,726,045	$9	$23,980	$14	$(10,080)	$13,923

Balance - January 1, 2021	8,726,045	$9	$23,981	$14	$(10,145)	$13,859
Net income	—	—	—	—	351	351
Stock-based compensation	—	—	33	—	—	33
Balance - March 31, 2021	8,726,045	$9	$24,014	$14	$(9,794)	$14,243

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2021 (Unaudited)

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

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021: Transmission and Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of March 31, 2021. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

All dollar amounts (except share and per share data) presented in the notes to our unaudited interim consolidated financial statements are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding. ASC 740-270 requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period unless certain exceptions are met. We have used a discrete-period computation method to calculate taxes for the fiscal three-month period ended March 31, 2021. Due to operating losses, the Company has determined that it is unable to reliably estimate its annual effective tax rate.

These unaudited interim consolidated financial statements include the accounts of Pioneer and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited interim consolidated financial statements should be read in conjunction with the risk factors under the heading “Part II - Item 1A. Risk Factors” and the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the three months ended March 31, 2021, the Company had $4.7 million of cash on hand and working capital of $8.3 million. The cash on hand was generated primarily from the completion of the sale of the Transformer business units during the year ended December 31, 2019, proceeds from the sale of the CleanSpark Common Stock (as defined herein) and warrants to purchase CleanSpark Common Stock, proceeds from insurance and the funding from the Paycheck Protection Program recognized during the year ended December 31, 2020. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements historically were for operating activities, debt repayment and capital improvements. As all outstanding amounts under our credit facilities were paid in full during the year ended December 31, 2019, and the credit facilities terminated, we expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities and capital improvements. The Company expects that its current cash balance is sufficient to fund operations for the next twelve months.

During the three months ended March 31, 2021, the Company executed a cash collateral security agreement with a commercial bank, which agreement required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million. As a result of executing the cash collateral security agreement, the Company recognized approximately $1.8 million of restricted cash within the consolidated balance sheet at March 31, 2021.

In November 2016, the FASB issued amended guidance to ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and restricted cash and that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited interim consolidated statement of cash flows:

	March 31,	December 31,
	2021	2020
Cash	$4,733	$7,567
Restricted cash	1,775	—
Total cash and restricted cash as shown in the statement of cash flows	$6,508	$7,567

The Company has restricted cash of approximately $1.8 million as a result of executing a cash collateral security agreement with a commercial bank which required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit.

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

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. During the three months ended March 31, 2021, the Company experienced an impact to productivity as a result of following social distancing guidelines and practicing personal protective measures. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may continue to have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

On March 27, 2020, then President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” (the “CARES Act”) The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020, after having determined that it met the qualifications for this loan program due to the impact that COVID-19 would have on our financial condition, results of operations, and/or liquidity and applying for relief, the Company received a loan under the SBA Paycheck Protection Program (the “PPP Loan”) in the amount of $1.4 million. The Company accounted for the PPP Loan as a debt instrument in accordance with FASB ASC 470, Debt.

Under the terms of the PPP Loan, the Company was eligible for full or partial loan forgiveness. During the three months ended March 31, 2021, the Company received full forgiveness of the PPP Loan and recognized a $1.4 million gain on extinguishment and forgiveness of debt as other income in the unaudited interim consolidated statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in the Company’s accounting policies during the first quarter of 2021.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s financial statements.

Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU is effective for all annual and interim periods beginning December 15, 2020, with early adoption permitted. The Company adopted this guidance on January 1, 2021. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

Measurement of Credit Losses on Financial Instrument. In June 2016, the FASB issued amended guidance to ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. This amended guidance for small reporting companies is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company does not expect that the amended guidance will have a material effect on our consolidated financial statements and related disclosures.

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

On January 22, 2019, Pioneer Critical Power, Inc., a Delaware corporation, and a wholly-owned subsidiary of the Company within the T&D Solutions segment, entered into an Agreement and Plan of Merger with CleanSpark and CleanSpark Acquisition, Inc., a Delaware corporation, which resulted in the Company receiving financial instruments that included the right to receive (i) 175,000 shares of CleanSpark Common Stock (“CleanSpark Common Stock”), (ii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $16.00 per share, and (iii) a five-year warrant to purchase 50,000 shares of CleanSpark Common Stock at an exercise price of $20.00 per share. The share quantities and exercise prices of warrants reflect the 10:1 reverse stock split which was completed by CleanSpark in December 2019.

At March 31, 2020, the estimated fair value of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock was $324 and an unrealized mark to market loss of $1.1 million was recognized within other expense (income) for the three months ended March 31, 2020.

The Company sold all of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock it received in connection with the Merger Agreement during the third quarter of 2020.

No changes in valuation techniques or inputs occurred during the three months ended March 31, 2021 and 2020. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2021 and 2020.

4. REVENUES

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

Revenue from the sale of our switchgear equipment is predominantly recognized at a point in time and substantially all of our revenue from the sale of power generation equipment is recognized at a point in time. Revenues are recognized at the point in time that the customer obtains control of the good which is when it has taken title to the products and has assumed the risks and rewards of ownership specified in the purchase order or sales agreement. Certain sales of highly customized large switchgear equipment are recognized over time when such equipment has no alternative use and the Company has an enforceable right to payment for performance completed to date. Revenue for such agreements is recognized under the input method based on cost incurred relative to the estimated cost expected to be consumed to complete the project. During the three months ended March 31, 2021 the Company recognized $1.2 million of revenue over time and incurred costs of $1.1 million related to a single contract. Additionally, the Company recognized $700 of revenue at a point in time from the sale of our switchgear and power generation equipment during the three months ended March 31, 2021. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered.

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended
	March 31,
	2021	2020
Products	$1,913	$3,132
Services	1,589	1,869
Total revenue	$3,502	$5,001

See Note 12 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

5. OTHER (INCOME) EXPENSE

Other (income) expense in the unaudited interim consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the three months ended March 31, 2021, other income was $1.3 million, as compared to other expense of $1.3 million during the three months ended March 31, 2020. For the three months ended March 31, 2021, included in other income was a gain of $1.4 million for the extinguishment and forgiveness of the PPP Loan. For the three months ended March 31, 2020, included in other expense was a loss of $1.1 million related to the mark to market adjustment on the fair value of the CleanSpark Common Stock and warrants.

6. INVENTORIES

The components of inventories are summarized below:

	March 31,	December 31,
	2021	2020
Raw materials	$1,719	$1,719
Work in process	2,225	1,420
Provision for excess and obsolete inventory	(761)	(736)
Total inventories	$3,183	$2,403

Inventories are stated at the lower of cost or a net realizable value determined on a weighted average method.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	March 31,	December 31,
	2021	2020
Machinery and equipment	$1,176	$1,210
Furniture and fixtures	205	205
Computer hardware and software	539	669
Leasehold improvements	313	337
	2,233	2,421
Less: Accumulated depreciation	(1,839)	(1,988)
Total property, plant and equipment, net	$394	$433

Depreciation expense was $37 and $58 for the period ended March 31, 2021 and 2020, respectively.

8. OTHER ASSETS

Included in other assets at March 31, 2021 and December 31, 2020 are right-of-use assets, net, of $1.3 million and $1.5 million, respectively, related to our lease obligations.

As a result of the Company entering into that certain Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico”), Nathan Mazurek (Chief Executive Officer of the Company), Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer”) on June 28, 2019, in connection with our sale of (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for a purchase price of $68.0 million, on August 16, 2019 we received two subordinated promissory notes in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”) , subject to certain adjustments. The Seller Notes accrue interest at a rate of 4.0% per annum, with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. The Company determined the fair value of the Seller Notes based on market conditions and prevailing interest rates. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. The Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a net change to the value of the Seller Notes at March 31, 2021 of $107 for a carrying value of $5.5 million.

Other assets are summarized below:

	March 31,	December 31,
	2021	2020
Right of use assets	$1,267	$1,505
Notes receivable, net	5,457	5,350
Deposits	15	15
Other long-term receivables	—	28
Other assets	$6,739	$6,898

9. DEBT

On March 27, 2020, then President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020 after having determined that it met the qualifications for this loan program due to the impact that COVID-19 would have on our financial condition, results of operations, and/or liquidity and applying for relief, the Company received a loan under the SBA Paycheck Protection Program in the amount of $1.4 million. The Company made this assertion in good faith based upon all available guidance and accounted for the PPP Loan as a debt instrument in accordance with FASB ASC 470, Debt. The Company used the proceeds from the PPP Loan to retain employees, maintain payroll and make lease, rent and utility payments.

Under the terms of the PPP Loan, the Company was eligible for full or partial loan forgiveness. During the three months ended March 31, 2021, the Company received full forgiveness of the PPP Loan and recognized a $1.4 million gain on extinguishment and forgiveness of debt in other income (see Note 5 - Other (Income) Expense).

At December 31, 2020, $633 of principal payments due were recorded as long-term debt and $780 as current debt in accordance with the enactment of the Paycheck Protection Program Flexibility Act of 2020.

	March 31,	December 31,
	2021	2020
PPP Loan	$—	$1,413
Less: current portion	—	780
Total long-term obligations	$—	$633

10. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of March 31, 2021 and December 31, 2020.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of March 31, 2021, and changes during the three months ended March 31, 2021, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2021	440,400	$6.58	5.80	$155
Granted	—	—
Exercised	—	—
Forfeited	(3,400)	12.00
Outstanding as of March 31, 2021	437,000	$6.54	5.60	$236
Exercisable as of March 31, 2021	437,000	$6.54	5.60	$236

As of March 31, 2021, there were 236,667 shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three months ended March 31, 2021 amounted to $33, while such expense in 2020 was insignificant. At March 31, 2021, the Company had no stock-based compensation expense remaining to be recognized in the consolidated statements of operations.

11. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income (loss)	$351	$(2,921)

Denominator:
Weighted average basic shares outstanding	8,726	8,726
Effect of dilutive securities - equity based compensation plans	63	—
Denominator for diluted net income (loss) per common share	8,789	8,726

Net income (loss) per common share:
Basic	$0.04	$(0.33)
Diluted	$0.04	$(0.33)

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

The following tables present information about segment income and loss:

	Three Months Ended
	March 31,
	2021	2020
Revenues
T&D Solutions
Switchgear	$1,387	$2,877
	$1,387	$2,877
Critical Power Solutions
Equipment	526	255
Service	1,589	1,869
	2,115	2,124
Consolidated	$3,502	$5,001

	Three Months Ended
	March 31,
	2021	2020
Depreciation and amortization
T&D Solutions	$18	$34
Critical Power Solutions	119	79
Unallocated corporate overhead expenses	7	9
Consolidated	$144	$122

	Three Months Ended
	March 31,
	2021	2020
Operating loss
T&D Solutions	$(439)	$(777)
Critical Power Solutions	(84)	(200)
Unallocated corporate overhead expenses	(583)	(770)
Consolidated	$(1,106)	$(1,747)

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended
	March 31,
	2021	2020
Revenues
United States	$3,502	$5,001

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 30, 2021.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

Overview of the Three Month Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in Note 12 - Business Segment and Geographic Information and in our unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary of operating results during the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Revenues
T&D Solutions	$1,387	$2,877
Critical Power Solutions	2,115	2,124
Consolidated	3,502	5,001
Cost of goods sold
T&D Solutions	1,556	2,972
Critical Power Solutions	1,787	1,852
Consolidated	3,343	4,824
Gross profit	159	177
Selling, general and administrative expenses	1,240	1,895
Depreciation and amortization expense	25	39
Foreign exchange gain	—	(10)
Total operating expenses	1,265	1,924
Operating loss from continuing operations	(1,106)	(1,747)
Interest income	(93)	(110)
Other (income) expense	(1,343)	1,281
Income (loss) before taxes	330	(2,918)
Income tax (benefit) expense	(21)	3
Net income (loss)	$351	$(2,921)

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
T&D Solutions	$10,210	$5,881	$3,872	$4,725	$7,632
Critical Power Solutions	6,934	6,792	7,472	7,420	7,068
Total order backlog	$17,144	$12,673	$11,344	$12,145	$14,700

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Variance	%
T&D Solutions
Switchgear	$1,387	$2,877	$(1,490)	(51.8)
	1,387	2,877	(1,490)	(51.8)
Critical Power Solutions
Equipment	526	255	271	106.3
Service	1,589	1,869	(280)	(15.0)
	2,115	2,124	(9)	(0.4)
Total revenue	$3,502	$5,001	$(1,499)	(30.0)

For the three months ended March 31, 2021, our consolidated revenue decreased by $1.5 million, or 30.0%, to $3.5 million, down from $5.0 million during the three months ended March 31, 2020 mainly due to a reduction in sales of our switchgear from our T&D Solutions segment.

T&D Solutions. During the three months ended March 31, 2021, revenue from our switchgear product lines decreased by $1.5 million, or 51.8%, as compared to the three months ended March 31, 2020, as a result of decreased sales of our low and medium voltage switchgear and automatic transfer switches.

Critical Power. For the three months ended March 31, 2021, revenue for our equipment sales increased by $271, or 106.3%, as compared to the same period in the prior year. Revenue for our service sales decreased by $280, or 15.0%, as compared to the three months ended March 31, 2020.

Gross Profit (Loss) and Gross Margin

The following table represents our gross profit (loss) by reporting segment for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Variance	%
T&D Solutions
Gross loss	$(169)	$(95)	$(74)	(77.9)
Gross margin %	(12.2)	(3.3)	(8.9)

Critical Power Solutions
Gross profit	328	272	56	20.6
Gross margin %	15.5	12.8	2.7

Consolidated gross profit	$159	$177	$(18)	(10.2)
Consolidated gross margin %	4.5	3.5	1.0

For the three months ended March 31, 2021, our consolidated gross margin was 4.5% of revenues, compared to 3.5% during the three months ended March 31, 2020.

T&D Solutions. For the three months ended March 31, 2021, our gross margin decreased by 8.9%, primarily due to a low volume of shipments of equipment and decreased sales of our transfer switches which generate higher gross margins as compared to the three months ended March 31, 2020.

Critical Power. For the three months ended March 31, 2021, our gross margin increased by 2.7%, to 15.5%, from 12.8% for the three months ended March 31, 2020, predominately due to a reduction in overhead costs.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Variance	%
T&D Solutions
Selling, general and administrative expense	$265	$667	$(402)	(60.3)
Depreciation and amortization expense	5	15	(10)	(66.7)
Segment operating expense	$270	$682	$(412)	(60.4)

Critical Power Solutions
Selling, general and administrative expense	$399	$457	$(58)	(12.7)
Depreciation and amortization expense	13	15	(2)	(13.3)
Segment operating expense	$412	$472	$(60)	(12.7)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$576	$771	$(195)	(25.3)
Depreciation and amortization expense	7	9	(2)	(22.2)
Foreign exchange gain	—	(10)	10	(100.0)
Segment operating expense	$583	$770	$(187)	(24.3)

Consolidated
Selling, general and administrative expense	$1,240	$1,895	$(655)	(34.6)
Depreciation and amortization expense	25	39	(14)	(35.9)
Foreign exchange gain	—	(10)	10	(100.0)
Consolidated operating expense	$1,265	$1,924	$(659)	(34.3)

Selling, General and Administrative Expense. For the three months ended March 31, 2021, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by approximately $655, or 34.6%, to $1.2 million, as compared to $1.9 million during the three months ended March 31, 2020. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 35.4% during the three months ended March 31, 2021, as compared to 37.9% in the three months ended March 31, 2020.

The selling, general and administrative expense in our T&D Solutions segment decreased by $402, or 60.3%, during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a reduction in professional fees related to the then-pending case titled Myers Power Products, Inc. v. Pioneer Power Solutions, Inc., Pioneer Custom Electrical Products, Corp., et al., Los Angeles County Superior Court Case No. BC606546 (the “Myers Power Case”), which was settled on November 20, 2020.

The selling, general and administrative expense in our Critical Power segment decreased by $58, or 12.7%, during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a reduction in professional fees, advertising and marketing costs, and bad debt expense.

Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases, and excludes amounts included in cost of sales. For the three months ended March 31, 2021, consolidated depreciation and amortization expense decreased by $14, or 35.9%, as compared to the three months ended March 31, 2020.

Operating Loss

The following table represents our operating loss by reportable segment for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Variance	%
T&D Solutions	$(439)	$(777)	$338	43.5
Critical Power Solutions	(84)	(200)	116	58.0
Unallocated corporate overhead expenses	(583)	(770)	187	24.3
Total operating loss	$(1,106)	$(1,747)	$641	36.7

T&D Solutions. Operating loss from this segment decreased by $338, or 43.5% during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, predominately due to a reduction in professional fees related to the Myers Power Case, which was settled on November 20, 2020.

Critical Power. Operating loss for the Critical Power segment decreased by $116, or 58.0% during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to an increase in our gross margin which was mainly driven by a reduction in overhead costs.

General Corporate Expense. Our general corporate expense is comprised primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three months ended March 31, 2021, our unallocated corporate overhead expense decreased by $187, or 24.3%, primarily from decreased payroll related expenses and a reduction in professional fees related to the Myers Power Case, which was settled on November 20, 2020.

Non-Operating (Income) Expense

Interest Income. For the three months ended March 31, 2021 and 2020, the Company had interest income of $93 and $110, respectively. The Company generates the majority of its interest income from the Seller Notes it received from the sale of the transformer business units in August 2019 and its cash on hand.

Other (Income) Expense. For the three months ended March 31, 2021, other income was $1.3 million, as compared to other expense of $1.3 million during the three months ended March 31, 2020. For the three months ended March 31, 2021, included in other income was a gain of $1.4 million for the extinguishment and forgiveness of the PPP Loan. For the three months ended March 31, 2020, included in other expense was a loss of $1.1 million related to the mark to market adjustment on the fair value of the CleanSpark Common Stock and warrants.

Income Tax (Benefit) Expense. Our effective income tax rate was (6.4)% for the three months ended March 31, 2021, compared to (0.1)% during the three months ended March 31, 2020, as set forth below:

	Three Months Ended March 31,
	2021	2020	Variance
Income (loss) before income taxes	$330	$(2,918)	$3,248
Income tax (benefit) expense	(21)	3	(24)
Effective income tax rate%	(6.4)	(0.1)	(6.3)

Net Income (Loss) per Share

We generated net income of $351 during the three months ended March 31, 2021, as compared to a net loss of $2.9 million during the three months ended March 31, 2020. Our net income per basic and diluted share for the three months ended March 31, 2021 was $0.04, as compared to a net loss per basic and diluted share of $0.33 for the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

General. At March 31, 2021, we had $4.7 million of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements have been generally applied toward operating activities, debt repayment, capital improvements and acquisitions.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited interim consolidated statement of cash flows:

	March 31,	December 31,
	2021	2020
Cash	$4,733	$7,567
Restricted cash	1,775	—
Total cash and restricted cash as shown in the statement of cash flows	$6,508	$7,567

The Company has restricted cash of approximately $1.8 million as a result of executing a cash collateral security agreement with a commercial bank which required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit.

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

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. During the three months ended March 31, 2021, the Company experienced an impact to productivity as a result of following social distancing guidelines and practicing personal protective measures. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may continue to have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

On March 27, 2020, then President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” (the “CARES Act”) The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020, after having determined that it met the qualifications for this loan program due to the impact that COVID-19 would have on our financial condition, results of operations, and/or liquidity and applying for relief, the Company received a loan under the SBA Paycheck Protection Program (the “PPP Loan”) in the amount of $1.4 million.

Under the terms of the PPP Loan, the Company was eligible for full or partial loan forgiveness. During the three months ended March 31, 2021, the Company received full forgiveness of the PPP Loan and recognized a $1.4 million gain on extinguishment and forgiveness of debt in other income.

Cash Provided by/ (Used in) Operating Activities. Cash provided by our operating activities was $590 during the three months ended March 31, 2021, as compared to cash used in our operating activities of $1.0 million during the three months ended March 31, 2020.

Cash (Used in)/ Provided by Investing Activities. We did not use cash in our investing activities and there was no cash provided by investing activities during the three months ended March 31, 2021 and 2020, respectively.

Cash Used in Financing Activities. Cash used in our financing activities was $1.6 million during the three months ended March 31, 2021, as compared to $419 during the three months ended March 31, 2020. The primary use of cash in financing activities for the three months ending March 31, 2021 was repayments of financing leases.

Working Capital. As of March 31, 2021, we had working capital of $8.3 million, including $6.5 million of cash and restricted cash, compared to working capital of $8.4 million, including $7.6 million of cash at December 31, 2020. At March 31, 2021 and December 31, 2020, we no longer had a revolving credit facility, as it was paid in full in August 2019 with the proceeds from the sale of the transformer business units.

Assessment of Liquidity. At March 31, 2021, we had $4.7 million of cash on hand generated primarily from the completion of the Equity Transaction, sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance and the funding from the Paycheck Protection Program. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions.

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

Capital Expenditures

The Company had no additions to property, plant and equipment during the three months ended March 31, 2021 and the three months ended March 31, 2020. At March 31, 2021 and March 31, 2020, we no longer had a revolving credit facility, as it was paid in full and terminated in August 2019 with the proceeds from the sale of the transformer business units.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021 (the “Evaluation Date”), the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of March 31, 2021, based on the evaluation of these disclosure controls and procedures, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: May 14, 2021	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: May 14, 2021	/s/ Walter Michalec
Name: Walter Michalec
Title: Interim Chief Financial Officer (Principal Interim Financial Officer duly authorized to sign on behalf of Registrant)