Form 10-Q
period 2021-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2021-08-13
CIK 1449792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 13, 2021 was 8,726,045.

PIONEER POWER SOLUTIONS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2021

TABLE OF CONTENTS

 PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$5,625	$5,087	$9,127	$10,088
Cost of goods sold
Cost of goods sold	5,130	4,838	8,473	9,662
Write down of inventory	—	546	—	546
Total cost of goods sold	5,130	5,384	8,473	10,208
Gross profit (loss)	495	(297)	654	(120)
Operating expenses
Selling, general and administrative	1,240	877	2,506	2,812
Foreign exchange loss	—	10	—	—
Total operating expenses	1,240	887	2,506	2,812
Loss from continuing operations	(745)	(1,184)	(1,852)	(2,932)
Interest income	(95)	(77)	(189)	(188)
Other expense (income)	36	(449)	(1,307)	832
Loss before taxes	(686)	(658)	(356)	(3,576)
Income tax expense (benefit)	—	2	(21)	5
Net loss	$(686)	$(660)	$(335)	$(3,581)

Loss per share:
Basic	$(0.08)	$(0.08)	$(0.04)	$(0.41)
Diluted	$(0.08)	$(0.08)	$(0.04)	$(0.41)

Weighted average common shares outstanding:
Basic	8,726	8,726	8,726	8,726
Diluted	8,726	8,726	8,726	8,726

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(686)	$(660)	$(335)	$(3,581)
Other comprehensive income (loss)	—	—	—	—
Comprehensive loss	$(686)	$(660)	$(335)	$(3,581)

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$5,134	$7,567
Restricted cash	1,775	—
Accounts receivable, net	3,994	2,587
Insurance receivable	—	95
Inventories, net	3,313	2,403
Income taxes receivable	—	407
Prepaid expenses and other current assets	779	897
Total current assets	14,995	13,956
Property, plant and equipment, net	418	433
Other assets	6,665	6,898
Total assets	$22,078	$21,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,857	$4,027
Deferred revenue	2,553	714
Current maturities of long-term debt	—	780
Income taxes payable	—	17
Dividend payable	1,047	—
Total current liabilities	8,457	5,538
Long-term debt	—	633
Other long-term liabilities	1,073	1,257
Total liabilities	9,530	7,428
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on June 30, 2021 and December 31, 2020	9	9
Additional paid-in capital	23,005	23,981
Accumulated other comprehensive income	14	14
Accumulated deficit	(10,480)	(10,145)
Total stockholders’ equity	12,548	13,859
Total liabilities and stockholders’ equity	$22,078	$21,287

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net loss	$(335)	$(3,581)
Depreciation	74	115
Amortization of right-of-use assets	156	133
Amortization of imputed interest	(214)	(234)
Interest expense from PPP Loan	4	2
Non-cash cost of operating leases	262	161
Change in receivable reserves	43	(55)
Change in inventory reserves	47	(333)
Write down of inventory	—	546
Change in long term payables	—	(102)
Change in insurance receivable	95	1,767
Loss on investments	—	759
Stock-based compensation	71	2
Payroll tax deferral	—	65
Changes in current operating assets and liabilities:
Accounts receivable	(1,423)	1,769
Inventories	(957)	1,023
Prepaid expenses and other assets	118	32
Income taxes	403	(527)
Accounts payable and accrued liabilities	1,053	(2,652)
Deferred revenue	1,839	(97)
Net cash provided by / (used in) operating activities	1,236	(1,207)

Investing activities
Additions to property, plant and equipment	(62)	—
Change in notes receivable	—	194
Net cash (used in) / provided by investing activities	(62)	194

Financing activities
Bank overdrafts	—	(374)
Funding from PPP Loan	—	1,404
Payment of deferred purchase price	—	(397)
Gain on forgiveness of PPP Loan	(1,417)	—
Principal repayments of financing leases	(415)	(296)
Net cash (used in) / provided by financing activities	(1,832)	337

Decrease in cash and restricted cash	(658)	(676)
Cash, and restricted cash, beginning of year	7,567	8,213
Cash, and restricted cash, end of period	$6,909	$7,537

Non-cash financing activities:
Declared dividend unpaid	1,047	—

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - March 31, 2020 (Revised)	8,726,045	$9	$23,980	$14	$(10,080)	$13,923
Net loss	—	—	—	—	(660)	(660)
Balance - June 30, 2020	8,726,045	$9	$23,980	$14	$(10,740)	$13,263

Balance - March 31, 2021	8,726,045	$9	$24,014	$14	$(9,794)	$14,243
Net loss	—	—	—	—	(686)	(686)
Stock-based compensation	—	—	38	—	—	38
Declared dividend	—	—	(1,047)	—	—	(1,047)
Balance - June 30, 2021	8,726,045	$9	$23,005	$14	$(10,480)	$12,548

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2020 (Revised)	8,726,045	$9	$23,978	$14	$(7,159)	$16,842
Net loss	—	—	—	—	(3,581)	(3,581)
Stock-based compensation	—	—	2	—	—	2
Balance - June 30, 2020	8,726,045	$9	$23,980	$14	$(10,740)	$13,263

Balance - January 1, 2021	8,726,045	$9	$23,981	$14	$(10,145)	$13,859
Net loss	—	—	—	—	(335)	(335)
Stock-based compensation	—	—	71	—	—	71
Declared dividend	—	—	(1,047)	—	—	(1,047)
Balance - June 30, 2021	8,726,045	$9	$23,005	$14	$(10,480)	$12,548

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2021 (Unaudited)

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

Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of June 30, 2021. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

All dollar amounts (except share and per share data) presented in the notes to our unaudited interim consolidated financial statements are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding. ASC 740-270 requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period unless certain exceptions are met. We have used a discrete-period computation method to calculate taxes for the fiscal three and six month periods ended June 30, 2021. Due to operating losses, the Company has determined that it is unable to reliably estimate its annual effective tax rate.

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

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the six months ended June 30, 2021, the Company had $5.1 million of cash on hand and working capital of $6.5 million. The cash on hand was generated primarily from the completion of the sale of the transformer business units during the year ended December 31, 2019, proceeds from the sale of the CleanSpark Common Stock (as defined herein) and warrants to purchase CleanSpark Common Stock, proceeds from insurance and the funding from the Paycheck Protection Program recognized during the year ended December 31, 2020. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements historically were for operating activities, debt repayment and capital improvements. As all outstanding amounts under our credit facilities were paid in full during the year ended December 31, 2019, and the credit facilities terminated, we expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities and capital improvements. The Company expects that its current cash balance is sufficient to fund operations for the next twelve months.

On June 1, 2021, the board of directors of the Company declared a special cash dividend of $0.12 per common share, payable to shareholders of record as of June 22, 2021, to be paid on July 7, 2021. The Cash dividends paid in July of 2021 equal $0.12 per share on the $0.001 par value common stock resulting in an aggregate distribution of approximately $1.0 million representing a capital repayment paid from additional paid-in capital (“APIC”).

During the first quarter of 2021, the Company executed a cash collateral security agreement with a commercial bank, which agreement required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million. As a result of executing the cash collateral security agreement, the Company recognized approximately $1.8 million of restricted cash within the consolidated balance sheet at June 30, 2021.

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited interim consolidated statement of cash flows:

	June 30,	December 31,
	2021	2020
Cash	$5,134	$7,567
Restricted cash	1,775	—
Total cash and restricted cash as shown in the statement of cash flows	$6,909	$7,567

COVID-19

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

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. During the three months ended June 30, 2021, the Company experienced an impact to productivity as a result of following social distancing guidelines and practicing personal protective measures. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may continue to have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

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

Under the terms of the PPP Loan, the Company was eligible for full or partial loan forgiveness. During the first quarter of 2021, the Company received full forgiveness of the PPP Loan and recognized a $1.4 million gain on extinguishment and forgiveness of debt as other income in the unaudited interim consolidated statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in the Company’s accounting policies during the second quarter of 2021.

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

At June 30, 2020, the estimated fair value of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock was $708, and an unrealized mark to market gain of $384 and an unrealized mark to market loss of $759 was recognized within other expense (income) for the three and six months ended June 30, 2020, respectively.

The Company sold all of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock it received in connection with the Merger Agreement during the third quarter of 2020.

No changes in valuation techniques or inputs occurred during the six months ended June 30, 2021 and 2020. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2021 and 2020.

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

During the three months ended June 30, 2021, the Company recognized $2.0 million of revenue over time and incurred costs of $1.8 million related to a single contract. During the six months ended June 30, 2021, the Company recognized $3.1 million of revenue over time and incurred costs of $2.9 million related to a single contract. Additionally, the Company recognized $1.8 million and $2.6 million of revenue at a point in time from the sale of our switchgear and power generation equipment during the three and six months ended June 30, 2021, respectively. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered.

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Products	$3,755	$3,212	$5,668	$6,344
Services	1,870	1,875	3,459	3,744
Total revenue	$5,625	$5,087	$9,127	$10,088

See Note 12 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

5. OTHER EXPENSE (INCOME)

Other expense (income) in the unaudited interim consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the three months ended June 30, 2021, other expense was $36, as compared to other income of $449 during the three months ended June 30, 2020. For the three months ended June 30, 2020, included in other income was a gain of $384 related to the mark to market adjustment on the fair value of the CleanSpark Common Stock and warrants.

For the six months ended June 30, 2021, other income was $1.3 million, as compared to other expense of $832 during the six months ended June 30, 2020. For the six months ended June 30, 2021, included in other income was a gain of $1.4 million for the extinguishment and forgiveness of the PPP Loan. For the six months ended June 30, 2020, included in other expense was a loss of $759 related to the mark to market adjustment on the fair value of the CleanSpark Common Stock and warrants.

6. INVENTORIES

The components of inventories are summarized below:

	June 30,	December 31,
	2021	2020
Raw materials	$1,834	$1,719
Work in process	2,262	1,420
Provision for excess and obsolete inventory	(783)	(736)
Total inventories	$3,313	$2,403

Inventories are stated at the lower of cost or a net realizable value determined on a weighted average method.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	June 30,	December 31,
	2021	2020
Machinery and equipment	$1,176	$1,210
Furniture and fixtures	205	205
Computer hardware and software	539	669
Leasehold improvements	322	337
Construction in progress	53	—
	2,295	2,421
Less: accumulated depreciation	(1,877)	(1,988)
Total property, plant and equipment, net	$418	$433

Depreciation expense was $37 and $57 for the three months ended June 30, 2021 and 2020, respectively.

Depreciation expense was $74 and $115 for the six months ended June 30, 2021 and 2020, respectively.

8. OTHER ASSETS

Included in other assets at June 30, 2021 and December 31, 2020 are right-of-use assets, net, of $1.1 million and $1.5 million, respectively, related to our lease obligations.

As a result of the Company entering into that certain Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico”), Nathan Mazurek (Chief Executive Officer of the Company), Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer”) on June 28, 2019, in connection with our sale of (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for a purchase price of $68.0 million, on August 16, 2019 we received two subordinated promissory notes in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”), subject to certain adjustments. The Seller Notes accrue interest at a rate of 4.0% per annum, with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. The Company determined the fair value of the Seller Notes based on market conditions and prevailing interest rates. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. The Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a net change to the value of the Seller Notes at June 30, 2021 of $214 for a carrying value of $5.6 million.

Other assets are summarized below:

	June 30,	December 31,
	2021	2020
Right of use assets	$1,086	$1,505
Notes receivable, net	5,564	5,350
Deposits	15	15
Other long-term receivables	—	28
Other assets	$6,665	$6,898

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

Under the terms of the PPP Loan, the Company was eligible for full or partial loan forgiveness. The Company received full forgiveness of the PPP Loan during the first quarter of 2021 and recognized a $1.4 million gain on extinguishment and forgiveness of debt in other income (see Note 5 - Other Expense (Income)).

At December 31, 2020, $633 of principal payments due were recorded as long-term debt and $780 as current debt in accordance with the enactment of the Paycheck Protection Program Flexibility Act of 2020.

	June 30,	December 31,
	2021	2020
PPP Loan	$—	$1,413
Less: current portion	—	780
Total long-term obligations	$—	$633

10. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of June 30, 2021 and December 31, 2020.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of June 30, 2021, and changes during the six months ended June 30, 2021, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2021	440,400	$6.58	5.80	$155
Granted	236,667	3.31
Exercised	—	—
Forfeited	(3,400)	12.00
Outstanding as of June 30, 2021	673,667	$5.41	6.90	$542
Exercisable as of June 30, 2021	437,000	$6.54	5.40	$220

As of June 30, 2021, there were no shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three and six months ended June 30, 2021 was approximately $38 and $71, respectively. At June 30, 2021, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $191.

The Company’s 2011 Long-Term Incentive Plan expired during the three months ended June 30, 2021 and there was no plan in effect at June 30, 2021.

Cash Dividend Declared

On June 1, 2021, the board of directors of the Company declared a special cash dividend of $0.12 per common share, payable to shareholders of record as of June 22, 2021, to be paid on July 7, 2021. The Cash dividends paid in July of 2021 equal $0.12 per share on the $0.001 par value common stock resulting in an aggregate distribution of approximately $1.0 million representing a capital repayment paid from APIC.

11. BASIC AND DILUTED LOSS PER COMMON SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(686)	$(660)	$(335)	$(3,581)

Denominator:
Weighted average basic shares outstanding	8,726	8,726	8,726	8,726
Effect of dilutive securities - equity based compensation plans	—	—	—	—
Denominator for diluted net loss per common share	$8,726	$8,726	$8,726	$8,726

Net loss per common share:
Basic	$(0.08)	$(0.08)	$(0.04)	$(0.41)
Diluted	$(0.08)	$(0.08)	$(0.04)	$(0.41)

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

The following tables present information about segment income and loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
T&D Solutions
Switchgear	$3,596	$2,987	$4,983	$5,864
	3,596	2,987	4,983	5,864
Critical Power Solutions
Equipment	159	225	685	480
Service	1,870	1,875	3,459	3,744
	2,029	2,100	4,144	4,224
Consolidated	$5,625	$5,087	$9,127	$10,088

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Depreciation and amortization
T&D Solutions	$18	$33	$35	$68
Critical Power Solutions	62	84	181	163
Unallocated corporate overhead expenses	7	8	14	17
Consolidated	$87	$125	$230	$248

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating loss
T&D Solutions	$(125)	$(626)	$(564)	$(1,403)
Critical Power Solutions	(42)	(199)	(126)	(399)
Unallocated corporate overhead expenses	(578)	(359)	(1,162)	(1,130)
Consolidated	$(745)	$(1,184)	$(1,852)	$(2,932)

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
United States	$5,625	$5,087	$9,127	$10,088

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

Recent Events

Special Cash Dividend

On June 1, 2021, the board of directors of the Company declared a special cash dividend of $0.12 per common share, payable to shareholders of record as of June 22, 2021, to be paid on July 7, 2021. The Cash dividends paid in July of 2021 equal $0.12 per share on the $0.001 par value common stock resulting in an aggregate distribution of approximately $1.0 million representing a capital repayment paid from additional paid-in capital (“APIC”).

Distribution Agreement

As previously reported, on January 22, 2019, the Company entered into a Contract Manufacturing Agreement, dated as of January 22, 2019 (the “Contract Manufacturing Agreement”), by and among the Company and CleanSpark. Pursuant to the terms of the Contract Manufacturing Agreement, the Company manufactured parallel switchgears, automatic transfer switches and related products (collectively, “Products”) exclusively for purchase by CleanSpark. The Contract Manufacturing Agreement had a term of 18 months and expired on the 18-month anniversary of the execution of the Contract Manufacturing Agreement.

In connection with the expiry of the Contract Manufacturing Agreement, the Company and CleanSpark entered into a Distribution Agreement (the “Distribution Agreement”), dated as of May 31, 2021, pursuant to which CleanSpark will serve as the Company’s exclusive distributor of the Products within any geographic region in which CleanSpark conducts its business (the “Sales Channel”). The Company will serve as CleanSpark’s sole source of the Products, and of any similar goods or products that would reasonably be deemed as interchangeable with such Products for sale within the Sales Channel. CleanSpark will purchase the Products via written purchase orders to the Company. The price for the Products sold under the Distribution Agreement will be determined on a job-by-job basis, provided that CleanSpark shall pay the Company 97% of the contract sales price of the Products to all end-use customers. The Distribution Agreement terminates on December 31, 2023 and may be extended by mutual agreement of the Company and CleanSpark.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

Overview of the Three and Six Months Results

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

Our summary of operating results during the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
T&D Solutions	$3,596	$2,987	$4,983	$5,864
Critical Power Solutions	2,029	2,100	4,144	4,224
Consolidated	5,625	5,087	9,127	10,088
Cost of goods sold
T&D Solutions	3,442	3,468	4,997	6,440
Critical Power Solutions	1,688	1,916	3,476	3,768
Consolidated	5,130	5,384	8,473	10,208
Gross profit	495	(297)	654	(120)
Selling, general and administrative expenses	1,215	839	2,456	2,734
Depreciation and amortization expense	25	38	50	78
Foreign exchange loss	—	10	—	—
Total operating expenses	1,240	887	2,506	2,812
Operating loss from continuing operations	(745)	(1,184)	(1,852)	(2,932)
Interest income	(95)	(77)	(189)	(188)
Other expense (income)	36	(449)	(1,307)	832
Loss before taxes	(686)	(658)	(356)	(3,576)
Income tax expense (benefit)	—	2	(21)	5
Net loss	$(686)	$(660)	$(335)	$(3,581)

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
T&D Solutions	$6,501	$10,210	$5,881	$3,872	$4,725
Critical Power Solutions	6,225	6,934	6,792	7,472	7,420
Total order backlog	$12,726	$17,144	$12,673	$11,344	$12,145

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	Variance	%	2021	2020	Variance	%
T&D Solutions
Switchgear	$3,596	$2,987	$609	20.4	$4,983	$5,864	$(881)	(15.0)
	3,596	2,987	609	20.4	4,983	5,864	(881)	(15.0)
Critical Power Solutions
Equipment	159	225	(66)	(29.3)	685	480	205	42.7
Service	1,870	1,875	(5)	(0.2)	3,459	3,744	(285)	(7.6)
	2,029	2,100	(71)	(3.4)	4,144	4,224	(80)	(1.9)
Total revenue	$5,625	$5,087	$538	10.6	$9,127	$10,088	$(961)	(9.5)

For the three months ended June 30, 2021, our consolidated revenue increased by $538, or 10.6%, to $5.6 million, up from $5.1 million during the three months ended June 30, 2020, due to an increase in sales of our switchgear from our T&D Solutions segment, slightly offset by a decrease in sales in our Critical Power Solutions segment.

For the six months ended June 30, 2021, our consolidated revenue decreased by $961, or 9.5%, to $9.1 million, down from $10.1 million during the six months ended June 30, 2020 primarily due to a reduction in sales of our switchgear from our T&D Solutions segment.

T&D Solutions. During the three months ended June 30, 2021, revenue from our switchgear product lines increased by $609, or 20.4%, as compared to the three months ended June 30, 2020, as a result of increased sales of medium voltage switchgear, offset by a reduction in sales of our automatic transfer switches and low voltage switchgear.

During the six months ended June 30, 2021, revenue from our switchgear product lines decreased by $881, or 15%, as compared to the six months ended June 30, 2020, as a result of decreased sales of our automatic transfer switches and low voltage switchgear, offset by increased sales of our medium voltage switchgear.

Critical Power. For the three months ended June 30, 2021, revenue for our equipment sales decreased by $66, or 29.3%, as compared to the same period in the prior year. Revenue for our service sales decreased by $5, or 0.2%, as compared to the three months ended June 30, 2020.

For the six months ended June 30, 2021, revenue for our equipment sales increased by $205, or 42.7%, as compared to the same period in the prior year. Revenue for our service sales decreased by $285, or 7.6%, as compared to the six months ended June 30, 2020.

Gross Profit (Loss) and Gross Margin

The following table represents our gross profit (loss) by reporting segment for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	Variance	%	2021	2020	Variance	%
T&D Solutions
Gross profit (loss)	$154	$(481)	$635	132.0	$(14)	$(576)	$562	97.6
Gross margin %	4.3	(16.1)	20.4		(0.3)	(9.8)	9.5

Critical Power Solutions
Gross profit	341	184	157	85.3	668	456	212	46.5
Gross margin %	16.8	8.8	8.0		16.1	10.8	5.3

Consolidated gross profit (loss)	$495	$(297)	$792	(266.7)	$654	$(120)	$774	(645.0)
Consolidated gross margin %	8.8	(5.8)	14.6		7.2	(1.2)	8.4

For the three months ended June 30, 2021, our consolidated gross margin was 8.8% of revenues, compared to (5.8)% during the three months ended June 30, 2020.

For the six months ended June 30, 2021, our consolidated gross margin was 7.2% of revenues, compared to (1.2)% during the six months ended June 30, 2020.

T&D Solutions. For the three months ended June 30, 2021, our gross margin increased by 20.4%, to 4.3%, up from (16.1)% for the three months ended June 30, 2020, primarily due to the recognition of a $546 write down of inventory during the three months ended June 30, 2020 and no comparable write down being recognized during the three months ended June 30, 2021.

For the six months ended June 30, 2021, our gross margin increased by 9.5%, to (0.3)%, up from (9.8)% for the six months ended June 30, 2020, primarily due to taking on higher margin contracts and the recognition of a $546 write down of inventory during the three months ended June 30, 2020.

Critical Power. For the three months ended June 30, 2021, our gross margin increased by 8.0%, to 16.8%, up from 8.8% for the three months ended June 30, 2020, predominately due to a reduction in overhead costs.

For the six months ended June 30, 2021, our gross margin increased by 5.3%, to 16.1%, up from 10.8% for the six months ended June 30, 2020, predominately due to a reduction in overhead costs.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	Variance	%	2021	2020	Variance	%
T&D Solutions
Selling, general and administrative expense	$274	$131	$143	109.2	$538	$798	$(260)	(32.6)
Depreciation and amortization expense	5	14	(9)	(64.3)	11	29	(18)	(62.1)
Segment operating expense	$279	$145	$134	92.4	$549	$827	$(278)	(33.6)

Critical Power Solutions
Selling, general and administrative expense	$370	$367	$3	0.8	$770	$824	$(54)	(6.6)
Depreciation and amortization expense	13	16	(3)	(18.8)	25	31	(6)	(19.4)
Segment operating expense	$383	$383	$—	—	$795	$855	$(60)	(7.0)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$571	$341	$230	67.4	$1,148	$1,112	$36	3.2
Depreciation and amortization expense	7	8	(1)	(12.5)	14	18	(4)	(22.2)
Foreign exchange loss	—	10	(10)	(100.0)	—	—	—	—
Segment operating expense	$578	$359	$219	61.0	$1,162	$1,130	$32	2.8

Consolidated
Selling, general and administrative expense	$1,215	$839	$376	44.8	$2,456	$2,734	$(278)	(10.2)
Depreciation and amortization expense	25	38	(13)	(34.2)	50	78	(28)	(35.9)
Foreign exchange loss	—	10	(10)	(100.0)	—	—	—	—
Consolidated operating expense	$1,240	$887	$353	39.8	$2,506	$2,812	$(306)	(10.9)

Selling, General and Administrative Expense. For the three months ended June 30, 2021, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $376, or 44.8%, to $1.2 million, due to an increase in payroll related costs, professional fees and commissions, as compared to $839 during the three months ended June 30, 2020. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, increased to 21.6% during the three months ended June 30, 2021, as compared to 16.5% in the three months ended June 30, 2020.

For the six months ended June 30, 2021, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by approximately $278, or 10.2%, to $2.5 million, as compared to $2.7 million during the six months ended June 30, 2020, primarily due to a reduction in professional fees related to the then-pending case titled Myers Power Products, Inc. v. Pioneer Power Solutions, Inc., Pioneer Custom Electrical Products, Corp., et al., Los Angeles County Superior Court Case No. BC606546 (the “Myers Power Case”), which was settled on November 20, 2020, offset by an increase in payroll related costs and commissions. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 26.9% during the six months ended June 30, 2021, as compared to 27.1% in the six months ended June 30, 2020.

Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases, and excludes amounts included in cost of sales. For the three and six months ended June 30, 2021, consolidated depreciation and amortization expense decreased by $13, or 34.2%, and $28, or 35.9%, respectively, as compared to the three and six months ended June 30, 2020.

Operating Loss

The following table represents our operating loss by reportable segment for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	Variance	%	2021	2020	Variance	%
T&D Solutions	$(125)	$(626)	$501	80.0	$(564)	$(1,403)	$840	59.9
Critical Power Solutions	(42)	(199)	157	78.9	(126)	(399)	272	68.2
Unallocated corporate overhead expenses	(578)	(359)	(219)	(61.0)	(1,162)	(1,130)	(32)	(2.8)
Total operating loss	$(745)	$(1,184)	$439	(37.1)	$(1,852)	$(2,932)	$1,080	36.8

T&D Solutions. During the three and six months ended June 30, 2021, our T&D Solutions segment generated an operating loss of $125 and $564, respectively, as compared to an operating loss of $626 and $1.4 million for the same respective periods in 2020. The decrease in operating loss for the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, is primarily due to the recognition of a $546 write down of inventory during the three months ended June 30, 2020, and no comparable write down being recognized during the three and months ended June 30, 2021.

Critical Power. During the three and six months ended June 30, 2021, our Critical Power segment generated an operating loss of $42 and $126, respectively, as compared to an operating loss of $199 and $399 during the three and six months ended June 30, 2020, respectively. The decrease in operating loss for the three and six months ended June 30, 2021 is due primarily to a reduction in overhead costs.

General Corporate Expense. Our general corporate expense is comprised primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three and six months ended June 30, 2021, our unallocated corporate overhead expense increased by $219, or 61.0%, to $578, and by $32, or 2.8%, to $1,162, as compared to the three and six months ended June 30, 2020 primarily due to an increase in payroll related costs and professional fees.

Non-Operating (Income) Expense

Interest Income. For the three and six months ended June 30, 2021, the Company had interest income of approximately $95 and $189, respectively, as compared to interest income of approximately $77 and $188 during the three and six months ended June 30, 2020, respectively. The Company generates the majority of its interest income from the Seller Notes it received from the sale of the transformer business units in August 2019 and its cash on hand.

Other Expense (Income). For the three months ended June 30, 2021, other expense was $36, as compared to other income of $449 during the three months ended June 30, 2020. For the three months ended June 30, 2020, included in other income was a gain of $384 related to the mark to market adjustment on the fair value of the CleanSpark Common Stock and warrants.

For the six months ended June 30, 2021, other income was $1.3 million, as compared to other expense of $832 during the six months ended June 30, 2020. For the six months ended June 30, 2021, included in other income was a gain of $1.4 million for the extinguishment and forgiveness of the PPP Loan. For the six months ended June 30, 2020, included in other expense was a loss of $759 related to the mark to market adjustment on the fair value of the CleanSpark Common Stock and warrants.

Income Tax (Benefit) Expense. Our effective income tax rate was 0.0% for the three months ended June 30, 2021, compared to (0.3)% during the three months ended June 30, 2020. For the six months ended June 30, 2021, our effective income tax rate was 5.9%, as compared to an income tax rate of (0.1)% during the six months ended June 30, 2020, as set forth below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Variance	2021	2020	Variance
Loss before income taxes	$(686)	$(658)	$(28)	$(356)	$(3,576)	$3,220
Income tax (benefit) expense	—	2	(2)	(21)	5	(26)
Effective income tax rate %	—	(0.3)	0.3	5.9	(0.1)	6.0

Net Loss per Share

We generated net loss of $686 during the three months ended June 30, 2021, as compared to $660 during the three months ended June 30, 2020. Our net loss per basic and diluted share for the three months ended June 30, 2021 was $0.08, as compared to a net loss per basic and diluted share of $0.08 for the three months ended June 30, 2020.

We generated net loss of $335 during the six months ended June 30, 2021, as compared to net loss of $3.6 million during the six months ended June 30, 2020. Our net loss per basic and diluted share for the six months ended June 30, 2021 was $0.04, as compared to a net loss per basic and diluted share of $0.41 for the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

General. At June 30, 2021, we had $5.1 million of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements have been generally applied toward operating activities, debt repayment, capital improvements and acquisitions.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited interim consolidated statement of cash flows:

	June 30,	December 31,
	2021	2020
Cash	$5,134	$7,567
Restricted cash	1,775	—
Total cash and restricted cash as shown in the statement of cash flows	$6,909	$7,567

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

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. During the three months ended June 30, 2021, the Company experienced an impact to productivity as a result of following social distancing guidelines and practicing personal protective measures. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may continue to have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

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

Under the terms of the PPP Loan, the Company was eligible for full or partial loan forgiveness. During the first quarter of 2021, the Company received full forgiveness of the PPP Loan and recognized a $1.4 million gain on extinguishment and forgiveness of debt in other expense (income).

Cash Provided by/ (Used in) Operating Activities. Cash provided by our operating activities was $1.2 million during the six months ended June 30, 2021, as compared to cash used in our operating activities of $1.2 million during the six months ended June 30, 2020.

Cash (Used in)/ Provided by Investing Activities. Cash used in investing activities during the six months ended June 30, 2021 was $62, as compared to cash provided by investing activities of $194 during the six months ended June 30, 2020.

Cash (Used in)/ Provided by Financing Activities. Cash used in our financing activities was $1.8 million during the six months ended June 30, 2021, as compared to cash provided by financing activities of $337 during the six months ended June 30, 2020. The primary use of cash in financing activities for the six months ended June 30, 2021 was repayments of financing leases, and the primary source of cash in financing activities for the six months ended June 30, 2021 was gain on the extinguishment and forgiveness of the PPP Loan.

Working Capital. As of June 30, 2021, we had working capital of $6.5 million, including $6.9 million of cash and restricted cash, compared to working capital of $8.4 million, including $7.6 million of cash at December 31, 2020. At June 30, 2021 and December 31, 2020, we no longer had a revolving credit facility, as it was paid in full in August 2019 with the proceeds from the sale of the transformer business units.

Assessment of Liquidity. At June 30, 2021, we had $5.1 million of cash on hand, generated primarily from the completion of the Equity Transaction, sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance and the PPP Loan. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions.

On June 1, 2021, the board of directors of the Company declared a special cash dividend of $0.12 per common share, payable to shareholders of record as of June 22, 2021, to be paid on July 7, 2021. The Cash dividends paid in July of 2021 equal $0.12 per share on the $0.001 par value common stock resulting in an aggregate distribution of approximately $1.0 million representing a capital repayment paid from APIC.

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

Capital Expenditures

Our additions to property, plant and equipment were $62 during the six months ended June 30, 2021 as compared to no additions during the six months ended June 30, 2020. At June 30, 2021 and 2020, we no longer had a revolving credit facility as it was paid in full and terminated in August 2019 with the proceeds from the sale of the transformer business units.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021 (the “Evaluation Date”), the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of June 30, 2021, based on the evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

10.1	Distribution Agreement, dated May 31, 2021, by and between Pioneer Power Solutions, Inc. and CleanSpark, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on June 4, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: August 13, 2021	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: August 13, 2021	/s/ Walter Michalec
Name: Walter Michalec
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)