Form 10-Q
period 2021-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2021-11-15
CIK 1449792

 -

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 15, 2021 was 8,726,045.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2021

TABLE OF CONTENTS

 PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$5,685	$4,051	$14,813	$14,138
Cost of goods sold
Cost of goods sold	4,972	3,312	13,445	12,974
Write down of inventory	—	—	—	546
Total cost of goods sold	4,972	3,312	13,445	13,520
Gross profit	713	739	1,368	618
Operating expenses
Selling, general and administrative	1,231	1,190	3,738	4,001
Total operating expenses	1,231	1,190	3,738	4,001
Loss from continuing operations	(518)	(451)	(2,370)	(3,383)
Interest income	(99)	(55)	(288)	(242)
Other expense (income)	13	(1,735)	(1,294)	(904)
(Loss) income before taxes	(432)	1,339	(788)	(2,237)
Income tax expense (benefit)	2	—	(19)	5
Net (loss) income	$(434)	$1,339	$(769)	$(2,242)

(Loss) income per share:
Basic	$(0.05)	$0.15	$(0.09)	$(0.26)
Diluted	$(0.05)	$0.15	$(0.09)	$(0.26)

Weighted average common shares outstanding:
Basic	8,726	8,726	8,726	8,726
Diluted	8,726	8,726	8,726	8,726

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(434)	$1,339	$(769)	$(2,242)
Comprehensive (loss) income	$(434)	$1,339	$(769)	$(2,242)

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$3,372	$7,567
Restricted cash	1,775	—
Accounts receivable, net	3,304	2,587
Insurance receivable	—	95
Inventories, net	3,500	2,403
Income taxes receivable	—	407
Prepaid expenses and other current assets	646	897
Total current assets	12,597	13,956
Property, plant and equipment, net	478	433
Right-of-use assets	2,283	1,504
Notes receivable	5,671	5,350
Other assets	22	44
Total assets	$21,051	$21,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,673	$4,027
Deferred revenue	2,263	714
Current maturities of long-term debt	—	780
Income taxes payable	—	17
Total current liabilities	6,936	5,538
Long-term debt	—	633
Other long-term liabilities	1,943	1,257
Total liabilities	8,879	7,428
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 8,726,045 shares issued and outstanding on September 30, 2021 and December 31, 2020	9	9
Additional paid-in capital	23,063	23,981
Accumulated other comprehensive income	14	14
Accumulated deficit	(10,914)	(10,145)
Total stockholders’ equity	12,172	13,859
Total liabilities and stockholders’ equity	$21,051	$21,287

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net loss	$(769)	$(2,242)
Depreciation	110	164
Amortization of right-of-use assets	219	196
Amortization of imputed interest	(321)	(341)
Interest expense from PPP Loan	4	6
Non-cash cost of operating leases	421	320
Change in receivable reserves	68	(61)
Change in inventory reserves	61	258
Change in long term payables	—	(102)
Proceeds from insurance receivable	95	1,767
Loss on investments	—	(968)
Stock-based compensation	129	3
Payroll tax deferral	—	139
Changes in current operating assets and liabilities:
Accounts receivable	(758)	1,412
Inventories	(1,158)	313
Prepaid expenses and other assets	247	48
Income taxes	401	(512)
Accounts payable and accrued liabilities	541	(2,599)
Deferred revenue	1,549	871
Net cash provided by/ (used in) operating activities	839	(1,328)

Investing activities
Additions to property, plant and equipment	(156)	—
Proceeds from sale of investments	—	2,436
Change in notes receivable	—	194
Net cash (used in) / provided by investing activities	(156)	2,630

Financing activities
Bank overdrafts	—	(374)
Funding from PPP Loan	—	1,404
Payment of deferred purchase price	—	(397)
Dividend paid to shareholders	(1,047)	—
Gain on forgiveness of PPP Loan	(1,417)	—
Principal repayments of financing leases	(639)	(517)
Net cash (used in) / provided by financing activities	(3,103)	116

(Decrease) / increase in cash and restricted cash	(2,420)	1,418
Cash, and restricted cash, beginning of year	7,567	8,213
Cash, and restricted cash, end of period	$5,147	$9,631

Non-cash investing and financing activities:
Acquisition of right-of-use assets	1,418	—

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance - June 30, 2020	8,726,045	$9	$23,980	$14	$(10,740)	$13,263
Net income	—	—	—	—	1,339	1,339
Stock-based compensation	—	—	1	—	—	1
Balance - September 30, 2020	8,726,045	$9	$23,981	$14	$(9,401)	$14,603

Balance - June 30, 2021	8,726,045	$9	$23,005	$14	$(10,480)	$12,548
Net loss	—	—	—	—	(434)	(434)
Stock-based compensation	—	—	58	—	—	58
Balance - September 30, 2021	8,726,045	$9	$23,063	$14	$(10,914)	$12,172

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2020 (Revised)	8,726,045	$9	$23,978	$14	$(7,159)	$16,842
Net loss	—	—	—	—	(2,242)	(2,242)
Stock-based compensation	—	—	3	—	—	3
Balance - September 30, 2020	8,726,045	$9	$23,981	$14	$(9,401)	$14,603

Balance - January 1, 2021	8,726,045	$9	$23,981	$14	$(10,145)	$13,859
Net loss	—	—	—	—	(769)	(769)
Stock-based compensation	—	—	129	—	—	129
Dividend to shareholders	—	—	(1,047)	—	—	(1,047)
Balance - September 30, 2021	8,726,045	$9	$23,063	$14	$(10,914)	$12,172

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2021 (Unaudited)

1. BASIS OF PRESENTATION

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer Power,” “we,” “our” and “us”) manufacture, sell and service a broad range of specialty electrical infrastructure and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. Our principal products and services include switchgear and engine-generator controls, complemented by a national field-service network to maintain and repair power generation assets. The Company is headquartered in Fort Lee, New Jersey and operates from three (3) additional locations in the U.S. for manufacturing, service and maintenance, engineering, sales and administration.

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021: Transmission and Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of September 30, 2021. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

All dollar amounts (except share and per share data) presented in the notes to our unaudited interim consolidated financial statements are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding. ASC 740-270 requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period unless certain exceptions are met. We have used a discrete-period computation method to calculate taxes for the fiscal three and nine month periods ended September 30, 2021. Due to operating losses, the Company has determined that it is unable to reliably estimate its annual effective tax rate.

These unaudited interim consolidated financial statements include the accounts of Pioneer Power and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited interim consolidated financial statements should be read in conjunction with the risk factors under the heading “Part II - Item 1A. Risk Factors” and the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the nine months ended September 30, 2021, the Company had $3.4 million of cash on hand and working capital of $5.7 million. The cash on hand was generated primarily from the completion of the sale of the transformer business units during the year ended December 31, 2019, proceeds from the sale of the CleanSpark Common Stock (as defined herein) and warrants to purchase CleanSpark Common Stock, proceeds from insurance and the funding from the Paycheck Protection Program recognized during the year ended December 31, 2020. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements historically were for operating activities, debt repayment and capital improvements. As all outstanding amounts under our credit facilities were paid in full during the year ended December 31, 2019, and the credit facilities terminated, we expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities and capital improvements. The Company expects that its current cash balance is sufficient to fund operations for the next twelve months.

On June 1, 2021, the board of directors of the Company declared a special cash dividend of $0.12 per common share, payable to shareholders of record as of June 22, 2021, to be paid on July 7, 2021. The Cash dividends were paid in July of 2021 and equaled $0.12 per share on the $0.001 par value common stock resulting in an aggregate distribution of approximately $1.0 million representing a capital repayment paid from additional paid-in capital (“APIC”).

During the first quarter of 2021, the Company executed a cash collateral security agreement with a commercial bank, which agreement required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million. As a result of executing the cash collateral security agreement, the Company recognized approximately $1.8 million of restricted cash within the consolidated balance sheet at September 30, 2021.

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited interim consolidated statement of cash flows:

	September 30,	December 31,
	2021	2020
Cash	$3,372	$7,567
Restricted cash	1,775	—
Total cash and restricted cash as shown in the statement of cash flows	$5,147	$7,567

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

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. During the three months ended September 30, 2021, the Company experienced an impact to productivity as a result of following social distancing guidelines and practicing personal protective measures. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may continue to have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in the Company’s accounting policies during the third quarter of 2021.

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

During the three months ended September 30, 2020, the Company sold all of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock it received in connection with the Merger Agreement and recorded proceeds of $2.4 million. The gain from the sale was partially offset by a mark to market adjustment of $700 and $1.4 million resulting in a net gain of $1.7 million and $968 for the three and nine months ended September 30, 2020, respectively, to other expense (income) in the accompanying statements of operations. Warrants at fair value were previously recorded at inception as long term within other assets.

No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2021 and 2020. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2021 and 2020.

4. REVENUES

Nature of our products and services

Our principal products and services include switchgear and engine-generator controls, complemented by a national field-service network to maintain and repair power generation assets.

Products

We provide a portfolio of distributed generation products, including switchgear that helps customers effectively and efficiently manage their electrical power distribution systems to desired specifications and allows for flexibility to combine a wide variety of distributed energy resources in a compact, integrated package.

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

During the three months ended September 30, 2021, the Company recognized $262 of revenue over time and incurred costs of $227 related to a single contract. During the nine months ended September 30, 2021, the Company recognized $3.4 million of revenue over time and incurred costs of $3.1 million related to a single contract. Additionally, the Company recognized $3.4 million and $6.0 million of revenue at a point in time from the sale of our switchgear and power generation equipment during the three and nine months ended September 30, 2021, respectively. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered.

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Products	$3,690	$1,918	$9,359	$8,261
Services	1,995	2,133	5,454	5,877
Total revenue	$5,685	$4,051	$14,813	$14,138

See Note 12 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

5. OTHER EXPENSE (INCOME)

Other expense (income) in the unaudited interim consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the three months ended September 30, 2021, other expense was $13, as compared to other income of $1.7 million during the three months ended September 30, 2020. For the three months ended September 30, 2020, included in other income was a gain of $1.7 million related to the sale of CleanSpark Common Stock and warrants.

For the nine months ended September 30, 2021, other income was $1.3 million, as compared to other income of $904 during the nine months ended September 30, 2020. For the nine months ended September 30, 2021, included in other income was a gain of $1.4 million for the extinguishment and forgiveness of the PPP Loan. For the nine months ended September 30, 2020, included in other income was a gain of $968 related to the sale and mark to market adjustment on the fair value of the CleanSpark Common Stock and warrants.

6. INVENTORIES

The components of inventories are summarized below:

	September 30,	December 31,
	2021	2020
Raw materials	$1,840	$1,719
Work in process	2,457	1,420
Provision for excess and obsolete inventory	(797)	(736)
Total inventories	$3,500	$2,403

Inventories are stated at the lower of cost or a net realizable value determined on a weighted average method.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	September 30,	December 31,
	2021	2020
Machinery and equipment	$1,183	$1,210
Furniture and fixtures	205	205
Computer hardware and software	539	669
Leasehold improvements	322	337
Construction in progress	141	—
	2,390	2,421
Less: accumulated depreciation	(1,912)	(1,988)
Total property, plant and equipment, net	$478	$433

Depreciation expense was $35 and $50 for the three months ended September 30, 2021 and 2020, respectively.

Depreciation expense was $110 and $164 for the nine months ended September 30, 2021 and 2020, respectively.

8. NOTES RECEIVABLE

In connection with the sale of the transformer business units in August 2019, amongst other consideration, we received two subordinated promissory notes in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”), subject to certain adjustments. The Seller Notes accrue interest at a rate of 4.0% per annum, with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. The Company determined the fair value of the Seller Notes based on market conditions and prevailing interest rates. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. The Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a net change to the value of the Seller Notes at September 30, 2021 of $321 for a carrying value of $5.7 million.

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

	September 30,	December 31,
	2021	2020
PPP Loan	$—	$1,413
Less: current portion	—	780
Total long-term obligations	$—	$633

10. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of September 30, 2021 and December 31, 2020.

Stock-Based Compensation

A summary of stock option activity under the 2011 Long-Term Incentive Plan as of September 30, 2021, and changes during the nine months ended September 30, 2021, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2021	440,400	$6.58	5.80	$155
Granted	236,667	3.31
Exercised	—	—
Forfeited	(3,400)	12.00
Outstanding as of September 30, 2021	673,667	$5.41	6.70	$117
Exercisable as of September 30, 2021	437,000	$6.54	5.10	$115

As of September 30, 2021, there were no shares available for future grants under the Company’s 2011 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three and nine months ended September 30, 2021 was approximately $58 and $129, respectively, as compared to an insignificant amount of stock-based compensation expense during the three and nine months ended September 30, 2020. At September 30, 2021, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $134.

The Company’s 2011 Long-Term Incentive Plan expired during the second quarter of 2021 and there was no plan in effect at September 30, 2021.

11. BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(434)	$1,339	$(769)	$(2,242)

Denominator:
Weighted average basic shares outstanding	8,726	8,726	8,726	8,726
Effect of dilutive securities - equity based compensation plans	—	—	—	—
Denominator for diluted net (loss) income per common share	8,726	8,726	8,726	8,726

Net (loss) income per common share:
Basic	$(0.05)	$0.15	$(0.09)	$(0.26)
Diluted	$(0.05)	$0.15	$(0.09)	$(0.26)

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

The following tables present information about segment loss and income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
T&D Solutions
Switchgear	$2,996	$1,507	$7,980	$7,370
	2,996	1,507	7,980	7,370
Critical Power Solutions
Equipment	694	411	1,379	891
Service	1,995	2,133	5,454	5,877
	2,689	2,544	6,833	6,768
Consolidated	$5,685	$4,051	$14,813	$14,138

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Depreciation and amortization
T&D Solutions	$15	$28	$50	$95
Critical Power Solutions	76	78	257	240
Unallocated corporate overhead expenses	7	8	22	25
Consolidated	$98	$114	$329	$360

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating (loss) income
T&D Solutions	$(100)	$50	$(664)	$(1,353)
Critical Power Solutions	160	37	34	(363)
Unallocated corporate overhead expenses	(578)	(538)	(1,740)	(1,667)
Consolidated	$(518)	$(451)	$(2,370)	$(3,383)

Revenues are attributable to countries based on the location of the Company's customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
United States	$5,685	$4,051	$14,813	$14,138

 14

13. LEASES

The Company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms ranging from less than 1 year to 5 years some of which contain options to extend up to 5 years. As of September 30, 2021 and 2020, assets recorded under finance leases were $1.4 million and $1.4 million, respectively, and accumulated amortization associated with finance leases were $947 and $711, respectively. As of September 30, 2021 and 2020, assets recorded under operating leases were $3.9 million and $2.1 million, respectively, and accumulated amortization associated with operating leases were $2.1 million and $1.5 million, respectively. During the three months ended September 30, 2021, the Company executed an extension of its operating lease for the manufacturing facility in Santa Fe Springs, California. After adjusting for a weighted average discount rate, the Company recognized a right-of-use asset and lease liability of approximately $1.4 million within the consolidated balance sheets.

The components of the lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$173	$162	$456	$500

Finance lease cost
Amortization of right-of-use asset	$62	$64	$219	$196
Interest on lease liabilities	9	13	30	41
Total finance lease cost	$71	$77	$249	$237

Other information related to leases was as follows:

Supplemental Cash Flows Information

	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$449	$508
Operating cash flow payments for finance leases	30	41
Financing cash flow payments for finance leases	226	177
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities arising from obtaining right of use assets	1,418	463
Capitalized lease obligations	—	64

Weighted Average Remaining Lease Term

	September 30,
	2021	2020
Operating leases	3 years	2 years
Finance leases	2 years	2 years

Weighted Average Discount Rate

	September 30,
	2021	2020
Operating leases	5.50%	5.50%
Finance leases	6.76%	6.75%

 14

Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows:

	Operating	Finance
	Leases	Leases
2021	184	66
2022	684	195
2023	610	257
2024	446	21
2025	95	—
Thereafter	24	—
Total future minimum lease payments	2,043	539
Less imputed interest	(171)	(40)
Total future minmum lease payments	$1,872	$499

Reported as of September 30, 2021:

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$613	$194
Other long-term liabilities	1,259	305
Total	$1,872	$499

14. SUBSEQUENT EVENTS

On October 20, 2020, we entered into an At The Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our common shares having an aggregate price of up to $9.0 million from time to time through Wainwright, acting as agent or principal (the “ATM Program”). Shares of common stock are offered pursuant to a sales agreement prospectus included in the Company’s shelf registration on Form S-3 filed with the Securities and Exchange Commission on October 20, 2020, which was declared effective on October 27, 2020. On November 8, 2021, we sold 888,500 shares of common stock under the ATM Program, for total gross proceeds of approximately $9.0 million, at an average price of $10.1288 per share. We incurred approximately $273 of costs related to the common shares issued (including a placement fee of 3.0%, or approximately $270, to Wainwright), resulting in net proceeds of approximately $8.7 million.

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

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Pioneer Power,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiaries.

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

Business Overview

We manufacture, sell and service a broad range of specialty electrical infrastructure and on-site power generation equipment for applications in the utility, industrial, commercial and backup power markets. Our principal products and services include switchgear and engine-generator controls, complemented by a national field-service network to maintain and repair power generation assets. The Company is headquartered in Fort Lee, New Jersey and operates from three (3) additional locations in the U.S. for manufacturing, service and maintenance, engineering, sales and administration.

Recent Developments

On October 20, 2020, we entered into an At The Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our common shares having an aggregate price of up to $9.0 million from time to time through Wainwright, acting as agent or principal (the “ATM Program”). Shares of common stock are offered pursuant to a sales agreement prospectus included in the Company’s shelf registration on Form S-3 filed with the Securities and Exchange Commission on October 20, 2020, which was declared effective on October 27, 2020. On November 8, 2021, we sold 888,500 shares of common stock under the ATM Program, for total gross proceeds of approximately $9.0 million, at an average price of $10.1288 per share. We incurred approximately $273 of costs related to the common shares issued (including a placement fee of 3.0%, or approximately $270, to Wainwright), resulting in net proceeds of approximately $8.7 million.

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

Distribution Agreement

As previously reported, on January 22, 2019, we entered into a Contract Manufacturing Agreement, dated as of January 22, 2019 (the “Contract Manufacturing Agreement”), by and among us and CleanSpark. Pursuant to the terms of the Contract Manufacturing Agreement, the Company manufactured parallel switchgears, automatic transfer switches and related products (collectively, “Products”) exclusively for purchase by CleanSpark. The Contract Manufacturing Agreement had a term of 18 months and expired on the 18-month anniversary of the execution of the Contract Manufacturing Agreement.

In connection with the expiry of the Contract Manufacturing Agreement, we entered into a Distribution Agreement with CleanSpark (the “Distribution Agreement”), dated as of May 31, 2021, pursuant to which CleanSpark will serve as our exclusive distributor of the Products within any geographic region in which CleanSpark conducts its business (the “Sales Channel”). We will serve as CleanSpark’s sole source of the Products, and of any similar goods or products that would reasonably be deemed as interchangeable with such Products for sale within the Sales Channel. CleanSpark will purchase the Products via written purchase orders to us. The price for the Products sold under the Distribution Agreement will be determined on a job-by-job basis, provided that CleanSpark shall pay us 97% of the contract sales price of the Products to all end-use customers. The Distribution Agreement terminates on December 31, 2023 and may be extended by mutual agreement of us and CleanSpark.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

Overview of the Three and Nine Months Results

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

Our summary of operating results during the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
T&D Solutions	$2,996	$1,507	$7,980	$7,370
Critical Power Solutions	2,689	2,544	6,833	6,768
Consolidated	5,685	4,051	14,813	14,138
Cost of goods sold
T&D Solutions	2,810	1,199	7,807	7,639
Critical Power Solutions	2,162	2,113	5,638	5,881
Consolidated	4,972	3,312	13,445	13,520
Gross profit	713	739	1,368	618
Selling, general and administrative expenses	1,207	1,157	3,664	3,890
Depreciation and amortization expense	24	33	74	111
Total operating expenses	1,231	1,190	3,738	4,001
Operating loss from continuing operations	(518)	(451)	(2,370)	(3,383)
Interest income	(99)	(55)	(288)	(242)
Other expense (income)	13	(1,735)	(1,294)	(904)
(Loss) income before taxes	(432)	1,339	(788)	(2,237)
Income tax expense (benefit)	2	–	(19)	5
Net (loss) income	$(434)	$1,339	$(769)	$(2,242)

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
T&D Solutions	$5,032	$6,501	$10,210	$5,881	$3,872
Critical Power Solutions	5,823	6,225	6,934	6,792	7,472
Total order backlog	$10,855	$12,726	$17,144	$12,673	$11,344

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	Variance	%	2021	2020	Variance	%
T&D Solutions
Switchgear	$2,996	$1,507	$1,489	98.8	$7,980	$7,370	$610	8.3
	2,996	1,507	1,489	98.8	7,980	7,370	610	8.3
Critical Power Solutions
Equipment	694	411	283	68.9	1,379	891	488	54.8
Service	1,995	2,133	(138)	(6.5)	5,454	5,877	(423)	(7.2)
	2,689	2,544	145	5.7	6,833	6,768	65	1.0
Total revenue	$5,685	$4,051	$1,634	40.3	$14,813	$14,138	$675	4.8

For the three months ended September 30, 2021, our consolidated revenue increased by $1.6 million, or 40.3%, to $5.7 million, up from $4.1 million during the three months ended September 30, 2020, primarily due to an increase in sales of our switchgear from our T&D Solutions segment.

For the nine months ended September 30, 2021, our consolidated revenue increased by $675, or 4.8%, to $14.8 million, up from $14.1 million during the nine months ended September 30, 2020, primarily due to an increase in sales of our switchgear from our T&D Solutions segment.

T&D Solutions. During the three months ended September 30, 2021, revenue from our switchgear product lines increased by $1.5 million, or 98.8%, as compared to the three months ended September 30, 2020, as a result of increased sales of our automatic transfer switches and medium voltage switchgear.

During the nine months ended September 30, 2021, revenue from our switchgear product lines increased by $610, or 8.3%, as compared to the nine months ended September 30, 2020, as a result of increased sales of medium voltage switchgear, offset by a reduction in sales of our automatic transfer switches and low voltage switchgear.

Critical Power. For the three months ended September 30, 2021, revenue for our equipment sales increased by $283, or 68.9%, as compared to the same period in the prior year due to the shipment of two large equipment jobs during the three months ended September 30, 2021 and no comparable shipments being recognized during the three months ended September 30, 2020. Revenue for our service sales decreased by $138, or 6.5%, as compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, revenue for our equipment sales increased by $488, or 54.8%, as compared to the same period in the prior year due to the shipment of two large equipment jobs during the nine months ended September 30, 2021 and no comparable shipments being recognized during the nine months ended September 30, 2020. Revenue for our service sales decreased by $423, or 7.2%, as compared to the nine months ended September 30, 2020.

Gross Profit (Loss) and Gross Margin

The following table represents our gross profit (loss) by reporting segment for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	Variance	%	2021	2020	Variance	%
T&D Solutions
Gross profit (loss)	$186	$308	$(122)	39.6	$173	$(269)	$442	164.3
Gross margin %	6.2	20.4	(14.2)		2.2	(3.6)	5.8

Critical Power Solutions
Gross profit	527	431	96	22.3	1,195	887	308	34.7
Gross margin %	19.6	16.9	2.7		17.5	13.1	4.4

Consolidated gross profit (loss)	$713	$739	$(26)	(3.5)	$1,368	$618	$750	121.4
Consolidated gross margin %	12.5	18.2	(5.7)		9.2	4.4	4.8

For the three months ended September 30, 2021, our consolidated gross margin was 12.5% of revenues, compared to 18.2% during the three months ended September 30, 2020.

For the nine months ended September 30, 2021, our consolidated gross margin was 9.2% of revenues, compared to 4.4% during the nine months ended September 30, 2020.

T&D Solutions. For the three months ended September 30, 2021, our gross margin decreased by 14.2%, to 6.2%, down from 20.4% for the three months ended September 30, 2020 due to an increase in the cost of manufacturing supplies and labor. Furthermore, shipments of our low-voltage switchgear, which have historically generated lower margins, increased during the three months September 30, 2021 as compared to the same period last year.

For the nine months ended September 30, 2021, our gross margin increased by 5.8%, to 2.2%, up from (3.6)% for the nine months ended September 30, 2020 due to recognizing a one-time $546 write down of inventory during the nine months ended September 30, 2020.

Critical Power. For the three months ended September 30, 2021, our gross margin increased by 2.7%, to 19.6%, up from 16.9% for the three months ended September 30, 2020, predominately due to a reduction in overhead costs and the acceptance of price increases from our customers.

For the nine months ended September 30, 2021, our gross margin increased by 4.4%, to 17.5%, up from 13.1% for the nine months ended September 30, 2020, predominately due to a reduction in overhead costs and the acceptance of price increases from our customers.

Operating Expenses

 The following table represents our operating expenses by reportable segment for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	Variance	%	2021	2020	Variance	%
T&D Solutions
Selling, general and administrative expense	$283	$247	$36	14.6	$823	$1,044	$(221)	(21.2)
Depreciation and amortization expense	3	11	(8)	(72.7)	14	40	(26)	(65.0)
Segment operating expense	$286	$258	$28	10.9	$837	$1,084	$(247)	(22.8)

Critical Power Solutions
Selling, general and administrative expense	$353	$380	$(27)	(7.1)	$1,122	$1,204	$(82)	(6.8)
Depreciation and amortization expense	14	14	—	—	39	46	(7)	(15.2)
Segment operating expense	$367	$394	$(27)	(6.9)	$1,161	$1,250	$(89)	(7.1)

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$571	$530	$41	7.7	$1,719	$1,642	$77	4.7
Depreciation and amortization expense	7	8	(1)	(12.5)	21	25	(4)	(16.0)
Segment operating expense	$578	$538	$40	7.4	$1,740	$1,667	$73	4.4

Consolidated
Selling, general and administrative expense	$1,207	$1,157	$50	4.3	$3,664	$3,890	$(226)	(5.8)
Depreciation and amortization expense	24	33	(9)	(27.3)	74	111	(37)	(33.3)
Consolidated operating expense	$1,231	$1,190	$41	3.4	$3,738	$4,001	$(263)	(6.6)

Selling, General and Administrative Expense. For the three months ended September 30, 2021, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $50, or 4.3%, to $1.2 million, as compared to $1.2 million during the same period last year. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, decreased to 21.2% during the three months ended September 30, 2021, as compared to 28.6% in the three months ended September 30, 2020.

For the nine months ended September 30, 2021, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by approximately $226, or 5.8%, to $3.7 million, as compared to $3.9 million during the nine months ended September 30, 2020, primarily due to a reduction in professional fees related to the then-pending case titled Myers Power Products, Inc. v. Pioneer Power Solutions, Inc., Pioneer Custom Electrical Products, Corp., et al., Los Angeles County Superior Court Case No. BC606546, which was settled on November 20, 2020. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, decreased to 24.7% during the nine months ended September 30, 2021, as compared to 27.5% in the nine months ended September 30, 2020.

Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and right-of-use assets related to our finance leases, and excludes amounts included in cost of sales. For the three and nine months ended September 30, 2021, consolidated depreciation and amortization expense decreased by $9, or 27.3%, and $37, or 33.3%, respectively, as compared to the three and nine months ended September 30, 2020.

Operating (Loss) Income

The following table represents our operating (loss) income by reportable segment for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	Variance	%	2021	2020	Variance	%
T&D Solutions	$(100)	$50	$(150)	300.0	$(664)	$(1,353)	$689	50.9
Critical Power Solutions	160	37	123	(332.4)	34	(363)	397	109.4
Unallocated corporate overhead expenses	(578)	(538)	(40)	(7.4)	(1,740)	(1,667)	(73)	(4.4)
Total operating loss	$(518)	$(451)	$(67)	14.9	$(2,370)	$(3,383)	$1,013	29.9

T&D Solutions. During the three and nine months ended September 30, 2021, our T&D Solutions segment generated an operating loss of $100 and $664, respectively, as compared to an operating income of $50 and an operating loss of $1.4 million for the same respective periods in 2020.

Critical Power. During the three and nine months ended September 30, 2021, our Critical Power segment generated an operating income of $160 and $34, respectively, as compared to operating income of $37 and an operating loss of $363 during the three and nine months ended September 30, 2020, respectively. The increase in operating income for the three and nine months ended September 30, 2021 is due primarily to a reduction in overhead costs and the acceptance of price increases from our customers.

General Corporate Expense. Our general corporate expense is comprised primarily of executive management, corporate accounting and human resources personnel, office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation and public reporting costs, and costs not specifically allocated to reportable business segments. During the three and nine months ended September 30, 2021, our unallocated corporate overhead expense increased by $39, or 7.2%, to $577, and by $73, or 4.4%, to $1.7 million, as compared to the three and nine months ended September 30, 2020, primarily due to an increase in stock-based compensation expense offset by a reduction in professional fees.

Non-Operating (Income) Expense

Interest Income. For the three and nine months ended September 30, 2021, we had interest income of approximately $99 and $288, respectively, as compared to interest income of approximately $55 and $242 during the three and nine months ended September 30, 2020, respectively. The Company generates the majority of its interest income from the Seller Notes it received from the sale of the transformer business units in August 2019 and its cash on hand.

Other Expense (Income). For the three months ended September 30, 2021, other expense was $13, as compared to other income of $1.7 million during the three months ended September 30, 2020. For the three months ended September 30, 2020, included in other income was a gain of $1.7 million related to the sale of CleanSpark Common Stock and warrants.

For the nine months ended September 30, 2021, other income was $1.3 million, as compared to other income of $904 during the nine months ended September 30, 2020. For the nine months ended September 30, 2021, included in other income was a gain of $1.4 million for the extinguishment and forgiveness of the PPP Loan. For the nine months ended September 30, 2020, included in other income was a gain of $968 related to the sale and mark to market adjustment on the fair value of the CleanSpark Common Stock and warrants.

Income Tax Expense (Benefit). Our effective income tax rate was (0.5)% for the three months ended September 30, 2021, compared to 0.0% during the three months ended September 30, 2020. For the nine months ended September 30, 2021, our effective income tax rate was 2.4%, as compared to an income tax rate of (0.2)% during the nine months ended September 30, 2020, as set forth below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Variance	2021	2020	Variance
(Loss) income before income taxes	$(432)	$1,339	$(1,771)	$(788)	$(2,237)	$1,449
Income tax expense (benefit)	2	—	2	(19)	5	(24)
Effective income tax rate %	(0.5)	—	(0.5)	2.4	(0.2)	2.6

Net (Loss) Income per Share

We generated a net loss of $434 during the three months ended September 30, 2021, as compared to net income of $1.3 million during the three months ended September 30, 2020. Our net loss per basic and diluted share for the three months ended September 30, 2021 was $0.05, as compared to net income per basic and diluted share of $0.15 for the three months ended September 30, 2020.

We generated a net loss of $769 during the nine months ended September 30, 2021, as compared to a net loss of $2.2 million during the nine months ended September 30, 2020. Our net loss per basic and diluted share for the nine months ended September 30, 2021 was $0.09, as compared to a net loss per basic and diluted share of $0.26 for the nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

General. At September 30, 2021, we had $3.4 million of cash on hand. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements have been generally applied toward operating activities, debt repayment, capital improvements and acquisitions.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited interim consolidated statement of cash flows:

	September 30,	December 31,
	2021	2020
Cash	$3,372	$7,567
Restricted cash	1,775	—
Total cash and restricted cash as shown in the statement of cash flows	$5,147	$7,567

We have restricted cash of approximately $1.8 million as a result of executing a cash collateral security agreement with a commercial bank which required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit.

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

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. During the three months ended September 30, 2021, we experienced an impact to productivity as a result of following social distancing guidelines and practicing personal protective measures. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, we are not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may continue to have an adverse effect on our results of operations, financial condition, or liquidity.

On March 27, 2020, then President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” (the “CARES Act”) The CARES Act, among other things, appropriates funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment. On April 13, 2020, after having determined that it met the qualifications for this loan program due to the impact that COVID-19 would have on our financial condition, results of operations, and/or liquidity and applying for relief, we received a loan under the SBA Paycheck Protection Program (the “PPP Loan”) in the amount of $1.4 million.

Under the terms of the PPP Loan, we were eligible for full or partial loan forgiveness. During the first quarter of 2021, the Company received full forgiveness of the PPP Loan and recognized a $1.4 million gain on extinguishment and forgiveness of debt in other expense (income).

Cash Provided by/ (Used in) Operating Activities. Cash provided by our operating activities was $839 during the nine months ended September 30, 2021, as compared to cash used in our operating activities of $1.3 million during the nine months ended September 30, 2020. The decrease in cash used in operating activities is primarily due to recognizing a gain of $968 related to the sale and mark to market adjustment on the fair value of CleanSpark Common Stock and warrants during the nine months ended September 30, 2020, and there was no comparable gain during the nine months ended September 30, 2021.

Cash (Used in)/ Provided by Investing Activities. Cash used in investing activities during the nine months ended September 30, 2021 was $156, as compared to cash provided by investing activities of $2.6 million during the nine months ended September 30, 2020. The increase in cash used in investing activities in the comparable periods is primarily due to recognizing $2.4 million of proceeds from the sale of the CleanSpark Common Stock and warrants during the nine months ended September 30, 2020, and there were no comparable proceeds recognized during the nine months ended September 30, 2021.

Cash (Used in)/ Provided by Financing Activities. Cash used in our financing activities was $3.1 million during the nine months ended September 30, 2021, as compared to cash provided by financing activities of $116 during the nine months ended September 30, 2020. The primary use of cash in financing activities for the nine months ended September 30, 2021 was repayments of financing leases. The increase in cash used in financing activities for the comparable periods is due to recognizing a dividend paid to shareholders and a gain on the extinguishment and forgiveness of the PPP Loan during the nine months ended September 30, 2021, and there were no comparable payments or gain during the nine months ended September 30, 2020.

Working Capital. As of September 30, 2021, we had working capital of $5.7 million, including $3.4 million of cash and $1.8 million of restricted cash, compared to working capital of $8.4 million, including $7.6 million of cash at December 31, 2020. At September 30, 2021 and December 31, 2020, we no longer had a revolving credit facility, as it was paid in full in August 2019 with the proceeds from the sale of the transformer business units.

Assessment of Liquidity. At September 30, 2021, we had $3.4 million of cash on hand, generated primarily from the completion of the August 2019 sale of (i) all of the issued and outstanding equity interests of Electrogroup Canada, Inc., a wholly owned subsidiary of the Company, and (ii) all of the issued and outstanding equity interests of Jefferson Electric, Inc., a wholly owned subsidiary of the Company, and JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company, the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance and the PPP Loan. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions.

On June 1, 2021, our board of directors declared a special cash dividend of $0.12 per common share, payable to shareholders of record as of June 22, 2021, to be paid on July 7, 2021. The cash dividends were paid in July of 2021 and equaled $0.12 per share on the $0.001 par value common stock resulting in an aggregate distribution of approximately $1.0 million representing a capital repayment paid from APIC.

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

Capital Expenditures

Our additions to property, plant and equipment were $156 during the nine months ended September 30, 2021 as compared to no additions during the nine months ended September 30, 2020. At September 30, 2021 and 2020, we no longer had a revolving credit facility as it was paid in full and terminated in August 2019 with the proceeds from the sale of the transformer business units.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021 (the “Evaluation Date”), the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of September 30, 2021, based on the evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as otherwise set forth below, there have been no material developments to alter the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The trading volume of our common stock has recently increased to a level that is significantly higher than our historical average. If the trading volume of our common stock decreases, we will not be able to ensure investors that an active market for our common stock will be sustained.

The trading volume of our common stock spiked significantly in Fiscal 2021 and Fiscal 2020, and our common stock has continued to trade at higher volumes than our historical average. We do not know why the trading volume of our common stock has spiked significantly; we believe, however, that the sharp spike in the trading volume of our common stock is the result of a number of factors outside our control, including recent volatility in the stock market, which continues to remain unpredictable. There has been no recent change in our financial condition or results of operations that is consistent with the increase in the trading volume of our common stock, and the recent spike in the trading volume of our common stock may not be sustained.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger Agreement, dated January 22, 2019, between Pioneer Critical Power Inc. and CleanSpark. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

2.2	Stock Purchase Agreement, dated as of June 28, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Nathan Mazurek, Pioneer Transformers L.P. and Pioneer Acquireco ULC (Incorporated by reference to Exhibit 2.1to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2019).

2.3	Amendment No. 1 to the Stock Purchase Agreement, dated as of August 13, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Pioneer Transformers L.P. and Pioneer Acquireco ULC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August14, 2019).

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 2, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: November 15, 2021	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: November 15, 2021	/s/ Walter Michalec
Name: Walter Michalec
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)