Form 10-K
period 2021-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2022-03-31
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was approximately $22.9 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of March 31, 2022, 9,644,545 shares of the registrant’s common stock were outstanding.

PIONEER POWER SOLUTIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income (loss), income (loss) per share, margins and profitability.

●	Many of our competitors are better established and have significantly greater resources and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Our ability to realize revenue reported in our backlog.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

●	Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

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

PART I

ITEM 1.  BUSINESS.

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “Pioneer Power,” “we,” “our” and “us”) design, manufacture, integrate, refurbish, service, distribute and sell electric power systems, distributed energy resources, used and new power generation equipment and mobile electric vehicle (“EV”) charging solutions. Our products and services are sold to a broad range of customers in the utility, industrial and commercial markets. Our customers include, but are not limited to, electric, gas and water utilities, data center developers and owners, EV charging infrastructure developers and owners, and distributed energy developers. The Company is headquartered in Fort Lee, New Jersey and operates from three (3) additional locations in the U.S. for manufacturing, service and maintenance, engineering, and sales and administration.

We intend to grow our business through continued internal product development and expansion of our engineering, sales and marketing personnel.

Description of Business Segments

We have two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●	Our T&D Solutions business provides equipment solutions, including e-Bloc, that help customers effectively and efficiently protect, control, transfer, monitor and manage their electric energy requirements. These solutions are marketed principally through our Pioneer Custom Electrical Products Corp. (“PCEP”) brand name.

●	Our Critical Power business provides customers with our suite of mobile E-BOOST© EV charging solutions, new and refurbished power generation equipment and all forms of service and maintenance on our customers’ power generation equipment. These products and services are marketed by our operations headquartered in Minnesota, currently doing business under both the Titan Energy Systems Inc. (“Titan”) and Pioneer Critical Power brand names.

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

2

Sale of Transformer Business Units

On June 28, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek (Chief Executive Officer of the Company), Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for a purchase price of $68.0 million. Included in the purchase price, the Company received two subordinated promissory notes, issued by the Buyer, in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”). During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. Including the reduction to the principal amount for the valid claim, the Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a change to the value of the Seller Notes at December 31, 2021 of $428, for a carrying value of $5.8 million, which is included within notes receivable (see Note 8 - Notes Receivable).

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

T&D Solutions Segment

We design, manufacture, integrate and sell a wide range of distribution and transmission equipment, including e-Bloc, and our emphasis is to provide custom engineered power solutions, including EV charging solutions, which we estimate currently represents all of our T&D revenue. We believe that demand for our solutions is driven primarily by new installations, customer growth and the global transition to renewable energy.

We distinguish ourselves by producing a wide range of engineered-to-order equipment, sold either directly to end users, engineering, procurement and construction (“EPC”) firms or through electrical distributors. We serve customers in a variety of industries including, but not limited to, utilities, EV charging infrastructure and data center developers and owners, distributed energy resource developers, EPC contractors and renewable energy developers and producers.

Our focus has been on expanding the sales of our e-Bloc power solutions, and as a result, in December 2021, we received a $12 million order for use by one of the largest mass merchandisers retailers in the world. This order was secured through one of our distributed energy resource developers and is expected to ship during 2022.

Summary of T&D Solutions Segment Offerings

Product Category	Solutions
Power Systems	▪ Integrated Power Centers (“IPC”): indoor and outdoor power systems integrating any combinations of the following, but not limited to: switchgear, controls, engine generator sets, energy storage, fuel cells, solar power and EV charging solutions marketed and or internally designated as “e-Bloc” power solutions.
Circuit Protective Equipment	▪ Low and medium voltage switchgear, switchboards and automatic transfer switches.

We design, manufacture and integrate these offerings at our facility in Southern California.

Critical Power Segment

Our Critical Power business designs, manufactures and sells mobile EV charging solutions under our E-BOOST suite of products, in addition to refurbishing and reselling used power generation equipment, distributing new power generation equipment and performing service and maintenance on our customers’ existing power generation equipment. Many of these systems are used to maintain reliable, primary, peak shaving or emergency standby power at facilities where it is required or where the potential consequences of a power outage make it necessary, such as at major national retailers, hospitals, data centers, communications facilities, factories, military sites, office complexes and other critical operations.

Summary of Critical Power Segment Offerings

Product Category	Solutions
Suite of E-BOOST Products

▪ E-BOOST G.O.A.T. (Generator on a Truck) is a truck-mounted option that brings on-demand, high-capacity charging to EV truck and car owners at any convenient location.

▪ E-BOOST Mobile is a trailer-mounted solution that provides multiple options for towing and can be available at specific businesses, large sports and cultural events and can be relocated with minimal effort on short notice.

▪ E-BOOST Pod is a stationary EV charging solution with customizable higher capacity that can also service other power needs especially in emergency situations, such as a power outage, serving as a back-up power source with convenient power connectors and outlets available on board.

Power Generation Equipment

▪ Engine-generator sets: power generation equipment with up to 2 MW of power output per genset, sourced from several manufacturers and available for install by our expert, licensed technicians.

▪ Available individually or in multi-unit paralleled configurations. Fuel options include liquid propane, natural gas, diesel and bi-fuel.

▪ Uninterruptible Power Supply (UPS) systems.

Service

▪ Scheduled preventative maintenance, and 24/7 repair and support services provided for all makes and models of power generation equipment under one to five year contracts.

▪ Regional service and maintenance: provided by our technicians in the Midwest and Florida.

▪ National service and maintenance: provided by our technicians and a network of field service providers throughout the United States for multi-site, multi-state power generation equipment owners.

▪ UPS systems from major manufacturers.

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

We recognize discrete revenue streams from service contracts, sales, installation, maintenance and repair services, and we offer service contracts to all owners of power generation and related equipment, whether or not the equipment was originally sold by us. Our service agreements have terms ranging from one to five years in duration, providing the Company with a recurring revenue stream.

Business Strategy

We believe we have established a stable platform from which to develop and grow our business lines, revenues, net income and shareholder value. We are focused on internal growth through operating efficiencies, new product development, customer focus and our continued migration towards more highly-engineered products and specialized services. We intend to significantly increase the percentage of our sales derived from engineered-to-order products and differentiated services and believe this can be accomplished by targeting market segments such as EV charging infrastructure, microgrid developers, national and regional retailers, telecom towers, farming and agriculture, data centers and independent power producers, which have growth characteristics exceeding the norm in our industry.

We intend to build our revenue and net income at rates exceeding industry norms through internal growth initiatives and complementary acquisitions. Accomplishing these financial goals will be dependent on a number of factors including our ability to execute the following strategies and actions:

●	Establishing a scalable organizational infrastructure to support our expected growth;

●	Investing in our capabilities to provide progressively more advanced equipment and service solutions;

●	Continuously applying our manufacturing and service resources to their highest and best uses;

●	Combining and streamlining our business unit supply chains and administrative functions; and

●	Improving business processes to deliver consistency, quality and value to our customers.

T&D Solutions Segment

We intend to accomplish our growth objectives within our T&D Solutions business by emphasizing our capabilities in EV charging and original equipment manufacturers (“OEMs”) equipment solutions and continuing to invest in marketing and engineering resources and product development to increase our pipeline of recurring order customers that demand custom solutions for their power needs.

Critical Power Segment

Within our Critical Power business, we intend to increase the number of national account customers we have by leveraging our scalable, nationwide network of partners which allows us to service and maintain standby power systems anywhere in the United States. We are actively marketing our preventive maintenance services to new national accounts including: major national retailers, telecommunications companies, data centers, banks, hospitals and health care facilities, educational institutions and property management companies. Additionally, we are actively marketing our recently introduced suite of mobile E-BOOST products, launched in November 2021, and our new and used power generation equipment intended to ensure access to uninterrupted power during times of emergency.

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

We believe several of the key industry trends supporting future growth in our industry are as follows:

●	Aging and Overburdened North American Power Grid — The aging and overburdened North American power grid is expected to require significant capital expenditures to upgrade the existing infrastructure over the next several years to maintain adequate levels of reliability and efficiency. Significant capital investment will be required to relieve congestion, meet growing demand, achieve targets for efficiency, emissions and use of renewable sources, and to replace components of the U.S. power grid operating at, near or past their planned service lives.

●	Increasing Long-Term Demand for Electricity and Reliable Power — The Department of Energy’s Energy Information Administration, or EIA, forecasts that total electricity use in the U.S. will increase by approximately 28% from 2011 to 2040. This increase is driven by anticipated population growth, economic expansion, increasing dependence on computing power throughout the economy and the increased use of electrical devices in the home. In order to meet growing demand for electricity in North America, substantial investment in increased electrical grid capacity and efficiency will be required, as well as the addition of specialized equipment to help ensure the reliability and quality of electricity for critical applications. In response to these challenges, there is an increasing trend among commercial and industrial companies to invest in on-site power sources, both for standby purposes in the event of a catastrophic power outage, or to reduce the amount of electricity they draw from the utility grid during peak periods.

●	Rapidly Expanding Electric Vehicle (EV) and Charging Infrastructure Market — A report from Allied Market Research in 2020 projected that the global electric vehicle market will reach $803 billion by the year 2027, registering a compound annual growth rate (CAGR) of 22.6%. North America is estimated to reach $194 billion by 2027, at a significant CAGR of 27.5%. In 2010, only about 17,000 electric vehicles were on the world’s roads. By 2019, that number had swelled to 7.2 million and is increasing rapidly according to the International Energy Agency (IEA). Furthermore, in order for EV’s to grow at such a rapid pace, it is necessary that infrastructure be built to allow for such growth. In 2019, there were about 7.3 million chargers worldwide compared to an insignificant amount ten years ago, and the EV infrastructure has become a global priority as major governments and corporations have committed to spending billions of dollars towards building EV charging infrastructure. In order to meet the rapidly growing demand for EV’s and the infrastructure supporting it, substantial investment in grid connectivity and enhancement will be required.

Customers

For the year ended December 31, 2021, 100% of our sales were to U.S. customers, represented in large part by companies involved in distributed generation, regulated and non-regulated utilities and industrial and wholesale business. During the year ended December 31, 2021, we sold our electrical equipment and services to over 900 individual customers and our twenty largest customers represented approximately 68% of our consolidated revenue.

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

Approximately 22% and 34% of our sales in the year ended December 31, 2021 and 2020, respectively, were made to CleanSpark Inc. The majority of our sales to CleanSpark Inc. were made pursuant to the Contract Manufacturing Agreement that was made in January 2019. As previously reported, on January 22, 2019, we entered into a Contract Manufacturing Agreement, dated as of January 22, 2019 (the “Contract Manufacturing Agreement”), by and among us and CleanSpark. Pursuant to the terms of the Contract Manufacturing Agreement, the Company manufactured parallel switchgears, automatic transfer switches and related products (collectively, “Products”) exclusively for purchase by CleanSpark. The Contract Manufacturing Agreement had a term of 18 months and expired on the 18-month anniversary of the execution of the Contract Manufacturing Agreement. Additionally, approximately 19% of our sales in the year ended December 31, 2021 were made to a large international container shipping company in Hawaii.

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

While the loss of a significant number of customers would have a material adverse effect on our business, we do not believe that the loss of any specific customer would have a material adverse effect on our business.

Marketing, Sales and Distribution

A substantial portion of the products we offer are sold directly to customers by our marketing and sales personnel operating from our office locations in the U.S. Following the sale of the transformer business units, we no longer have office locations or employees in Canada. Our direct sales force, as well as our authorized manufacturers’ representatives, markets to end users and to third parties, such as OEMs, EPC firms, electrical wholesalers, energy developers and value added integrators.

Sales Backlog

Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. Our sales backlog as of December 31, 2021 was approximately $22.8 million, as compared to $12.7 million as of December 31, 2020. During the year ended December 31, 2021, the Company experienced a surge in orders for its e-Bloc power system of almost $13 million. This was the primary driver of the 80% increase in the Company’s year over year ending backlog. Orders included in our sales backlog are represented by customer purchase orders and contracts that we believe to be firm.

Competition

We experience intense competition from a large number of electrical equipment manufacturers and from distributors and servicers of such equipment. The number and size of our competitors varies considerably by product line and service category, with many of our competitors tending to be small, highly specialized or focused on a certain geographic market area or customer. However, several of our competitors have substantially greater financial and technical resources than us, including some of the world’s largest electrical products and industrial equipment manufacturing companies. A representative list of our direct competitors in our T&D Solutions segment includes Crown Electric Engineering and Manufacturing, LLC, Industrial Electric Machinery, LLC, Myers Power Products, Inc. and Powell Industries, Inc.

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

Raw Materials and Suppliers

The principal raw materials purchased by us are steel, copper, sensors, circuit breakers, meters and relays. We also purchase certain electrical components such as switches, fuses, protectors and circuit breakers from a variety of suppliers. These raw materials and components are available from and supplied by numerous sources at competitive prices. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. During the year ended December 31, 2021, we experienced an increase in raw material costs as a result of disruptions to our supply chain. These disruptions were initially generated by the recovery from the coronavirus pandemic that had caused many suppliers and sub-suppliers to temporarily reduce or close down excess facilities. The restart of the world economy created initial pressures on the said facilities reaching their pre-pandemic capacity. More recently, geopolitical conflicts have further pressured material costs such as aluminum and nickel. These supply pressures have, and continue to, make it more difficult for us to secure all the material we need in a timely manner in order to meet our obligations and forecasts regarding our customers’ orders. Our largest suppliers during the year ended December 31, 2021 included Industrial Connections & Solutions, LLC, Royal Industrial Solutions, B&B Metals, Inc., Eaton Corporation, and Thyssenkrupp Materials NA.

Employees

As of December 31, 2021, we had 91 employees consisting of 31 salaried staff and 60 hourly workers. Certain of our employees located at our manufacturing facility in Santa Fe Springs, California are covered by a collective bargaining agreement with Local Union 1710 of the International Brotherhood of Electrical Workers, AFL-CIO that expires in June 2024.

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

Corporate History

We were originally formed in the State of Nevada in 2008. On November 30, 2009, we merged with and into Pioneer Power Solutions, Inc., a Delaware corporation, for the sole purpose of changing our state of incorporation from Nevada to Delaware and changing our name to “Pioneer Power Solutions, Inc.” On September 24, 2013, we completed an underwritten public offering and our common stock began trading on the Nasdaq Capital Market under the symbol “PPSI”.

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

We webcast our earnings calls and certain events we participate in with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases as part of the investor relations section of our website. The contents of and the information on or accessible through our corporate website, including the investor relations portion of our website, are not a part of, and are not intended to be incorporated into, this report or any other report or document we file with or furnish to the SEC, and any references to our website are intended to be an inactive textual references only.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2021 and our other periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

●	We are vulnerable to economic downturns in the commercial construction market, which may reduce the demand for some of our products and adversely affect our sales, net income, cash flow or financial condition;

●	The ongoing COVID-19 pandemic may adversely affect our business;

●	Our operating results may vary significantly from quarter to quarter, which makes our operating results difficult to predict and can cause our operating results in any particular period to be less than comparable quarters and expectations from time to time;

●	Our industry is highly competitive;

●	We currently derive a significant portion of our revenues from two customers. Loss of business from either of these customers could have an adverse effect on our business, financial condition and operating results;

●	Our remaining business units have historically generated operating losses and negative cash flows, which may result in the usage of our cash;

●	The departure or loss of key personnel could disrupt our business;

●	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits;

●	We may not be able to fully realize the revenue value reported in our backlog;

●	We are subject to pricing pressure from our larger customers;

●	Deterioration in the credit quality of several major customers could have a material adverse effect on our operating results and financial condition;

●	We rely on third parties for key elements of our business whose operations are outside our control;

●	Supply chain and shipping disruptions may result in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales and reputational damage, which may have a material adverse effect on our business, operating results and financial condition;

●	Our business may face cybersecurity risk generally associated with our information technology systems which could materially affect our business, and our results of operations could be materially affected if our information technology systems (or third-party systems we rely on) are interrupted, damaged by unforeseen events, or fail for any extended period of time;

8

●	Our business requires skilled labor, and we may be unable to attract and retain qualified employees;

●	Our business operations are dependent upon our ability to engage in successful collective bargaining with our unionized workforce;

●	Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable;

●	The trading volume of our common stock has recently increased to a level that is significantly higher than our historical average. If the trading volume of our common stock decreases, we will not be able to ensure investors that an active market for our common stock will be sustained;

●	Our stock price may be volatile, which could result in substantial losses for investors;

●	Our risk management activities may leave us exposed to unidentified or unanticipated risks;

●	Regulatory, environmental, monetary and other governmental policies could have a material adverse effect on our profitability;

●	Global, market and economic conditions may negatively impact our business, financial condition and stock price;

●	We face risks associated with litigation and claims, which could impact our financial results and condition;

●	Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline;

●	We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared;

●	There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected;

●	Any acquisitions that we have completed, or may complete in the future, may not perform as planned and could disrupt our business and harm our financial condition and operations;

●	The success of our business depends on achieving our strategic objectives, including dispositions;

●	If we do not conduct an adequate due diligence investigation of a target business that we acquire, we may be required subsequently to take write downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment;

●	We may be unable to generate internal growth; and

●	In the event that we fail to satisfy any of the listing requirements of the NASDAQ Capital Market, our common stock may be delisted, which could affect our market price and liquidity.

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

9

The ongoing COVID-19 pandemic may adversely affect our business.

The ongoing global coronavirus pandemic could have a negative impact on our revenues and operating results. This pandemic could result in disruptions and damage to our business, caused by both the negative impact to our ability to obtain cost effective raw materials, supplies and component parts necessary to operate our business and the negative impact on our ability to operate our facility should the coronavirus spread more broadly in the regions we are located, thereby creating an increased risk of exposure to our workforce which cannot operate our facility remotely. The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. During the year ended December 31, 2021, the Company experienced an impact to productivity as a result of implementing social distancing guidelines and personal protective measures. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 pandemic. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, we are not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may continue to have an adverse effect on the Company’s results of operations, financial condition, or liquidity. Mitigation efforts will not completely prevent our business from being adversely affected, and the longer the pandemic impacts supply and demand and the more broadly the pandemic spreads, it is more likely that the impact on our business, revenues and operating results will become increasingly negative.

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

Our industry is highly competitive.

The electrical equipment manufacturing industry is highly competitive. Principal competitors in our markets in the T&D Solutions segment include Crown Electric Engineering and Manufacturing, LLC, Industrial Electric Machinery, LLC, and RESA Power, LLC, Powell Industries, Inc. Many of these competitors, as well as other companies in the broader electrical equipment manufacturing and service industry where we expect to compete, are significantly larger and have substantially greater resources than we do and are able to achieve greater economies of scale and lower cost structures than us and may, therefore, be able to provide their products and services to customers at lower prices than we are able to. Moreover, our competitors could develop the expertise, experience and resources to offer products that are superior in both price and quality to our products. While we seek to compete by providing more customized, highly-engineered products, there are few technical or other barriers to prevent much larger companies in our industry from putting more emphasis on this same strategy. Similarly, we cannot be certain that we will be able to market our business effectively in the face of competition or to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base. Our inability to manage our business in light of the competitive forces we face could have a material adverse effect on our results of operations.

We currently derive a significant portion of our revenues from two customers. Loss of business from either of these customers could have an adverse effect on our business, financial condition and operating results.

We depend on two customers for a large portion of our business, and any change in the level of orders from either of these customers could have a significant impact on our results of operations. CleanSpark accounted for 22% of our total sales in the year ended December 31, 2021. Additionally, approximately 19% of our sales in the year ended December 31, 2021 were made to a large international container shipping company in Hawaii. Loss of business from either of these customers could have an adverse effect on our business, financial condition and operating results. The majority of our sales to CleanSpark were made pursuant to the Contract Manufacturing Agreement that was entered into as part of the Merger Agreement. The Contract Manufacturing agreement expired during the third quarter of 2020. In connection with the expiry of the Contract Manufacturing Agreement, we entered into a Distribution Agreement with CleanSpark dated as of May 31, 2021, pursuant to which CleanSpark will serve as our exclusive distributor of the Products within any geographic region in which CleanSpark conducts its business. See “Item 1. Business—Customers”.

Our remaining business units have historically generated operating losses and negative cash flows, which may result in the usage of our cash.

After the completion of the Equity Transaction during the year ended December 31, 2019, we have two business units remaining (PCEP and Titan). These two units have been unable to earn positive income and generate positive cash flow in their recent history. With $9.9 million of cash as of December 31, 2021, any such losses will negatively impact our cash balance.

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

Our raw material costs represented approximately 53% and 54% of our revenues for the years ended December 31, 2021 and 2020, respectively. The principal raw materials purchased by us are copper, sensors, breakers, meters, relays, switches, fuses, protectors and circuit breakers. These raw materials and components are available from, and supplied by, numerous sources at competitive prices. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our raw materials in the future.

We may not be able to fully realize the revenue value reported in our backlog.

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2021, our order backlog was $22.8 million. Orders included in our backlog are represented by customer purchase orders and service contracts that we believe to be firm. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been billed. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

We are subject to pricing pressure from our larger customers.

We face significant pricing pressures in all of our business segments from our larger customers. Because of their purchasing size, our larger customers can influence market participants to compete on price terms. Such customers also use their buying power to negotiate lower prices. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on our financial results.

Deterioration in the credit quality of several major customers could have a material adverse effect on our operating results and financial condition.

A significant asset included in our working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or are otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. A significant deterioration in the economy could have an adverse effect on these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Deterioration in the credit quality of our major customers could have a material adverse effect on our operating results and financial condition.

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

We also utilize third-party distributors to sell, install and service certain of our products. While we are selective in whom we choose to represent us, it is difficult for us to ensure that our distributors consistently act in accordance with the standards we set for them. To the extent any of our end-customers have negative experiences with any of our distributors or manufacturer’s representatives; it could reflect poorly on us and damage our reputation, thereby negatively impacting our financial results.

Supply chain and shipping disruptions may result in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales and reputational damage, which may have a material adverse effect on our business, operating results and financial condition.

Our third-party manufacturers and suppliers have experienced, and expect to continue to experience, supply chain disruption and shipping disruptions, including disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination, as a result of the COVID-19 pandemic, congestion in port terminal facilities, labor supply and shipping container shortages, inadequate equipment and persons to load, dock and offload container vessels and for other reasons. These disruptions may impact our ability to receive materials and products from our manufacturers and suppliers, to distribute our products to our customers in a cost-effective and timely manner and to meet customer demand, all of which could have an adverse effect on our financial condition and results of operations. There can be no assurance that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts that supply chain disruptions have on our third-party manufacturers and suppliers are not within our control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease or ease. Prolonged supply chain disruptions that may impact us or our manufacturers and suppliers could interrupt product manufacturing, increase raw material and product lead times, increase raw material and product costs, impact our ability to meet customer demand and result in lost sales and reputational damage, all of which could have a material adverse effect on our business, financial condition and results of operations.

Our business may face cybersecurity risk generally associated with our information technology systems which could materially affect our business, and our results of operations could be materially affected if our information technology systems (or third-party systems we rely on) are interrupted, damaged by unforeseen events, or fail for any extended period of time.

We rely on information systems (“IS”) in our business to obtain, rapidly process, analyze, manage and store data to among other things:

●	receive, process and ship orders on a timely basis; and

●	manage the accurate billing and collections from our customers.

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

Our IS utilize certain third-party service organizations that manage a portion of our information systems, and our business may be materially affected if these third-party service organizations are subject to an IS security breach. Risks associated with these and other IS security breaches may include, among other things:

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

An overall tightening and increasingly competitive labor market, notably in response to the COVID-19 pandemic, has been recently observed in the U.S. A sustained labor shortage or increased turnover rates within our employee base, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

Global, market and economic conditions may negatively impact our business, financial condition and stock price.

Concerns over inflation, geopolitical issues, the U.S. financial markets, capital and exchange controls, unstable global credit markets and financial conditions and the COVID-19 pandemic, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current or future service providers, manufacturers, suppliers, our third-party payors, and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries, following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

		Approximate	Owned or
		Square	Lease
Location	Description	Footage	Expiration Date
Santa Fe Springs, California	Manufacturing, sales, engineering and administration	40,000	August 2024
Champlin, Minnesota	Manufacturing, sales, service and warehouse	16,000	March 2026
Miami, Florida	Sales, service and warehouse	3,600	December 2024
Fort Lee, New Jersey	Corporate management and sales office	2,700	November 2022

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on the Nasdaq Capital Market under the symbol “PPSI” since September 19, 2013. Prior to that time, it was quoted on the OTCQB. The last reported sales price of our common stock on the Nasdaq Capital Market on March 30, 2022, was $5.80 per share. As of March 30, 2022, there were 21 holders of record of our common stock.

The timing and amount of future dividends could require the Company to seek capital funding to support its ongoing operations as the Company’s historical credit arrangements were terminated in connection with the Equity Transaction.

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2021.

ITEM 6.  [RESERVED].

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

Overview

We design, manufacture, integrate, refurbish, service, distribute and sell electric power systems, distributed energy resources, used and new power generation equipment and mobile EV charging solutions. Our products and services are sold to a broad range of customers in the utility, industrial and commercial markets. Our customers include, but are not limited to, electric, gas and water utilities, data center developers and owners, EV charging infrastructure developers and owners, and distributed energy developers. We are headquartered in Fort Lee, New Jersey and operate from three (3) additional locations in the U.S. for manufacturing, service and maintenance, engineering, and sales and administration.

The Company intends to grow its business through continued internal product development and expansion of our engineering, sales and marketing personnel.

Our operations are divided into two reportable segments: T&D Solutions segment and Critical Power segment. Our T&D Solutions business provides equipment solutions, including e-Bloc, that help customers effectively and efficiently protect, control, transfer, monitor and manage their electric energy requirements. These solutions are marketed principally through our PCEP brand name. Our Critical Power business provides customers with our suite of mobile E-BOOST© EV charging solutions, new and refurbished power generation equipment and all forms of service and maintenance on our customers’ power generation equipment. These products and services are marketed by our operations headquartered in Minnesota, currently doing business under both the Titan and Pioneer Critical Power brand names.

Recent Developments

On October 20, 2020, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock, preferred stock, warrants and/or units of up to $25.0 million from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). On October 20, 2020, we filed a registration statement on Form S-3, including a base prospectus (the “Base Prospectus”), which covers the offering, issuance and sale by us of up to $25.0 million of our common stock, preferred stock, warrants and/or units, and a sales agreement prospectus (the “Sales Agreement Prospectus” and, together with the Base Prospectus, the “Registration Statement”) which covered the offering, issuance and sale by us of up to a maximum aggregate offering price of $9.0 million of our common stock under the ATM Program. The Registration Statement was declared effective on October 27, 2020. On November 8, 2021, we sold 888,500 shares of common stock under the ATM Program, for total gross proceeds of approximately $9.0 million, at an average price of $10.1288 per share. We incurred approximately $273 of costs related to the common shares issued (including a placement fee of 3.0%, or approximately $270, to Wainwright), resulting in net proceeds of approximately $8.7 million. On December 13, 2021, we filed a new sales agreement prospectus supplement related to the Registration Statement, which covers the offering, issuance and sale of up to a maximum aggregate offering price of up to $8.6 million of common stock that may be issued and sold under the ATM Agreement.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include, inventory provisions, useful lives and impairment of long-lived assets, income tax provision, stock-based compensation, and allowance for doubtful accounts. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Revenue Recognition. Revenue is recognized when (1) a contract with a customer exists, (2) performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer, (3) the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer, (4) the transaction price is allocated to the performance obligations in the contract and (5) the Company satisfies performance obligations. The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised product or service to a customer. Revenue from the sale of our products is predominantly recognized at a point in time. Revenues are recognized at the point in time that the customer obtains control of the good which is when it has taken title to the products and has assumed the risks and rewards of ownership specified in the purchase order or sales agreement. Certain sales of highly customized large equipment are recognized over time when such equipment has no alternative use and the Company has an enforceable right to payment for performance completed to date. Revenue for such agreements is recognized under the input method based on cost incurred relative to the estimated cost expected to be consumed to complete the project. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered.

Return of a products requires that the buyer obtain permission in writing from the Company. If products are returned without such permission, the buyer authorizes the Company, in addition to such other remedies as it may have, to hold the returned products at the buyer’s sole risk and expense. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the years ended December 31, 2021 and 2020 were insignificant.

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

Income Taxes. We account for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected rates in effect for the tax year in which the differences are expected to reverse. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company has recorded a valuation allowance in the current and prior years to reduce deferred tax assets to zero. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

Rounding

All dollar amounts (except share and per share data) presented are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding.

RESULTS OF OPERATIONS

Overview of 2021 Operating Results

Selected financial and operating data for our reportable business segments for the most recent two years is summarized below. This information, as well as the selected financial data provided in Note 15 and our audited Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K, should be referred to when reading our discussion and analysis of results of operations below. Our summary of operating results during the years ended 2021 and 2020 are as follows:

	For the Year Ended
	December 31,
	2021	2020
Revenues
T&D Solutions	$9,484	$10,257
Critical Power Solutions	8,827	9,233
Consolidated	18,311	19,490
Cost of goods sold
T&D Solutions	9,430	10,630
Critical Power Solutions	7,488	7,979
Consolidated	16,918	18,609
Gross profit	1,393	881
Selling, general and administrative expenses	5,148	5,028
Depreciation and amortization expense	107	137
Total operating expenses	5,255	5,165
Operating loss from continuing operations	(3,862)	(4,284)
Interest income	(387)	(334)
Other income	(1,292)	(969)
Loss before taxes	(2,183)	(2,981)
Income tax (benefit) expense	(16)	5
Net loss	$(2,167)	$(2,986)

Backlog. Our backlog is based on firm orders from our customers expected to be delivered in the future, most of which is expected to occur during the next twelve months. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun.

Our order backlog at December 31, 2021 was $22.8 million, an increase of $10.1 million, or 80%, when compared to $12.7 million at December 31, 2020. During the year ended December 31, 2021, the Company experienced a surge in orders for its e-Bloc power system of almost $13 million. This was the primary driver of the 80% increase in the Company’s year over year ending backlog. The following table represents the progression of our backlog, by reporting segment, for the periods ended as indicated:

	December 31,
	2021	2020
T&D Solutions	$17,499	$5,881
Critical Power Solutions	5,349	6,792
Total order backlog	$22,848	$12,673

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2021	2020	Variance	%
T&D Solutions
Switchgear and e-Bloc power system	$9,484	$10,257	$(773)	(7.5)
	9,484	10,257	(773)	(7.5)
Critical Power Solutions
Equipment	1,891	1,574	317	20.1
Service	6,936	7,659	(723)	(9.4)
	8,827	9,233	(406)	(4.4)
Total revenue	$18,311	$19,490	$(1,179)	(6.0)

For the year ended December 31, 2021, our consolidated revenue decreased by $1.2 million, or 6.0% to $18.3 million, down from $19.5 million during the year ended December 31, 2020.

T&D Solutions. During the year ended December 31, 2021, revenue from our switchgear and e-Bloc power system product lines decreased by $773, or 7.5%, as compared to the year ended December 31, 2020, due to a reduction in sales of our automatic transfer switches and low voltage switchgear partially caused by delays in shipments of equipment at the end of 2021 as a result of supply chain disruptions, offset by an increase in sales of our medium voltage switchgear. Additionally, approximately 37% of our sales in the year ended December 31, 2021 were made to a large international container shipping company in Hawaii.

Critical Power. For the year ended December 31, 2021, revenue for our equipment sales increased by $317, or 20.1%, as compared to the prior year, mainly due to an increase in shipments and completions of larger equipment projects by our Florida division and increased sales of our refurbished power generation equipment during the year ended December 31, 2021.

For the year ended December 31, 2021, our service revenue decreased by $723, or 9.4%, as compared to the same period in the prior year, primarily due to the cyclicality of our preventative maintenance schedules and the loss of Verizon preventive maintenance business.

Gross Profit (Loss) and Gross Margin

The following table represents our gross profit (loss) by reporting segment for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2021	2020	Variance	%
T&D Solutions
Gross profit (loss)	$54	$(373)	$427	114.5
Gross margin %	0.6	(3.6)	4.2

Critical Power Solutions
Gross profit	1,339	1,254	85	6.8
Gross margin %	15.2	13.6	1.6

Consolidated gross profit	$1,393	$881	$512	58.1
Consolidated gross margin %	7.6	4.5	3.1

For the year ended December 31, 2021, our gross margin percentage was 7.6% of revenues, compared to 4.5% during the year ended December 31, 2020.

T&D Solutions. For the year ended December 31, 2021, our gross margin increased by 4.2%, as compared to the year ended December 31, 2020. This increase was primarily due to the $546 write down of inventory recognized during the year ended December 31, 2020 as a result of management’s strategic decisions to rationalize its traditional product offerings and no comparable write down of inventory being recognized during the year ended December 31, 2021.

Critical Power. For the year ended December 31, 2021, our gross margin increased by 1.6%, to 15.2%, from 13.6% for the prior year, predominately due to a reduction in overhead costs and the acceptance of price increases from our customers.

During the year ended December 31, 2021, we experienced an increase in raw material and labor costs which applied downward pressure on our consolidated gross margin.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2021	2020	Variance	%
T&D Solutions
Selling, general and administrative expense	$1,099	$1,516	$(417)	(27.5)
Depreciation and amortization expense	15	45	(30)	(66.7)
Segment operating expense	$1,114	$1,561	$(447)	(28.6)

Critical Power Solutions
Selling, general and administrative expense	$1,660	$1,624	$36	2.2
Depreciation and amortization expense	64	60	4	6.7
Segment operating expense	$1,724	$1,684	$40	2.4

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$2,389	$1,888	$501	26.5
Depreciation and amortization expense	28	32	(4)	(12.5)
Segment operating expense	$2,417	$1,920	$497	25.9

Consolidated
Selling, general and administrative expense	$5,148	$5,028	$120	2.4
Depreciation and amortization expense	107	137	(30)	(21.9)
Consolidated operating expense	$5,255	$5,165	$90	1.7

Selling, General and Administrative Expense. For the year ended December 31, 2021, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $120, or 2.4%, to $5.1 million, as compared to $5.0 million during the year ended December 31, 2020. As a percentage of our consolidated revenue, selling, general and administrative expense increased to 28.1% in 2021, as compared to 25.8% in the year ended December 31, 2020.

The selling, general and administrative expense in our T&D Solutions segment decreased by $417, or 27.5%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to a reduction in professional fees related to the Myers Power Case, which was settled during the year ended December 31, 2020, offset by an increase in payroll related expenses, product development fees, bad debt expense and third party commissions during the year ended December 31, 2021.

The selling, general and administrative expense in our Critical Power segment increased by $36, or 2.2%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to product development fees recording during the year ended December 31, 2021 and no product development fees being recognized during the year ended December 31, 2020.

The selling, general and administrative expense in our unallocated corporate overhead expenses increased by $501, or 26.5%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to an increase in stock-based compensation and payroll related expenses, investor relations and public reporting fees and business travel related costs. Additionally, we recognized a recovery of a receivable that was previously written off during the year ended December 31, 2020, and no comparable recovery of a receivable was recognized during the year ended December 31, 2021.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the year ended December 31, 2021, consolidated depreciation and amortization expense decreased by $30, or 21.9%, as compared to the year ended December 31, 2020 primarily due to a reduction in depreciation expense as a result of fixed assets having become fully depreciated during the year ended December 31, 2021, while such assets incurred depreciation expense for the full year ended December 31, 2020.

Operating Loss

The following table represents our operating loss by reportable segment for the periods indicated:

	For the Year Ended
	December 31,
	2021	2020	Variance	%
T&D Solutions	$(1,060)	$(1,934)	$874	45.2
Critical Power Solutions	(385)	(430)	45	10.5
Unallocated corporate overhead expenses	(2,417)	(1,920)	(497)	(25.9)
Total operating loss	$(3,862)	$(4,284)	$422	9.9

T&D Solutions. Operating loss from our T&D Solutions segment decreased by $874, or 45.2%, in the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to the $546 write down of inventory recognized during the year ended December 31, 2020 and no write down of inventory being recognized during the year ended December 31, 2021, and a reduction in professional fees related to the Myers Power Case, which was settled during the year ended December 31, 2020.

Critical Power. Operating loss from our Critical Power segment decreased by $45, or 10.5%, during the year ended December 31, 2021, primarily due to the acceptance of price increases from our customers and a reduction in overhead costs which strengthened our margins on sales of equipment and service.

General Corporate Expense. Our general corporate expenses consist primarily of executive management, corporate accounting and human resources personnel, corporate office expenses, financing and corporate development activities, payroll and benefits administration, treasury, tax compliance, legal, stock-based compensation, public reporting costs and costs not specifically allocated to reportable business segments. During the year ended December 31, 2021, our unallocated corporate overhead expense increased by $497, or 25.9%, as compared to the year ended December 31, 2020, primarily due to an increase in stock-based compensation and payroll related expenses, investor relations and public reporting fees and business travel related costs. Additionally, we recognized a recovery of a receivable that was previously written off during the year ended December 31, 2020, and no comparable recovery of a receivable was recognized during the year ended December 31, 2021.

Non-Operating Income

Interest Income. For the year ended December 31, 2021, we had interest income of approximately $387, as compared to interest income of approximately $334 during the year ended December 31, 2020. We generate the majority of our interest income from the Seller Notes received from the sale of the transformer business units in August 2019 and our cash on hand.

Other Income. Other income in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the year ended December 31, 2021, other non-operating income was $1.3 million, as compared to $969 during the year ended December 31, 2020. For the year ended December 31, 2021, included in other income was a gain of $1.4 million for the extinguishment and forgiveness of the PPP Loan, and for the year ended December 31, 2020, included in other income was a gain of $968 related to the sale and mark to market adjustment on the fair value of the right to receive 175,000 shares of CleanSpark Common Stock converted from the issued and outstanding shares of PCPI, and warrants to purchase CleanSpark Common Stock.

Provision for Income Taxes. Our provision reflects an effective tax rate on loss before taxes of 0.7% for the year ended December 31, 2021, as compared to (0.2)% for the year ended December 31, 2020, as set forth below:

	For the Year Ended
	December 31,
	2021	2020	Variance
Loss before income taxes	$(2,183)	$(2,981)	$798
Income tax (benefit) expense	(16)	5	(21)
Effective income tax rate %	0.7	(0.2)	0.9

Net Loss per Share

We generated a net loss of $2.2 million for the year ended December 31, 2021, as compared to a net loss of $3.0 million during the year ended December 31, 2020.

Our net loss per basic and diluted share for the year ended December 31, 2021 was $0.24, compared to $0.34 for the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

General. As of December 31, 2021, we had $9.9 million of cash on hand generated primarily from the sale of common stock under the ATM Program during the year ended December 31, 2021. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance and funding from the Payroll Protection Program. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	December 31,
	2021	2020
Cash	$9,924	$7,567
Restricted cash	1,775	—
Total cash and restricted cash as shown in the statement of cash flows	$11,699	$7,567

During the first quarter of 2021, the Company executed a cash collateral security agreement with a commercial bank, which agreement required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million. As a result of executing the cash collateral security agreement, the Company recognized approximately $1.8 million of restricted cash within the consolidated balance sheet at December 31, 2021.

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

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. During the year ended December 31, 2021, the Company experienced an impact to productivity as a result of following social distancing guidelines and practicing personal protective measures. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may continue to have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

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

Under the terms of the PPP Loan, the Company was eligible for full or partial loan forgiveness. During the first quarter of 2021, the Company received full forgiveness of the PPP Loan and recognized a $1.4 million gain on extinguishment and forgiveness of debt as other income in the audited consolidated statements of operations.

Cash Used in Operating Activities. Cash used in our operating activities was $2.3 million during the year ended December 31, 2021, as compared to cash used in our operating activities of $3.6 million during the year ended December 31, 2020. The decrease in cash used in operating activities is primarily due to working capital fluctuations and a one-time settlement payment (in an amount that did not differ significantly from the $1.2 million of expected costs the Company had recognized as a legal contingency during the year ended December 31, 2018) that was made during the year ended December 31, 2020, and a one-time $1.4 million gain on the extinguishment and forgiveness of the PPP Loan recognized during the year ended December 31, 2021.

Cash Used in / Provided by Investing Activities. Cash used in investing activities during the year ended December 31, 2021 was $237, as compared to cash provided by our investing activities of $2.6 million during the year ended December 31, 2020. The decrease in cash provided by investing activities is primarily due to the recognition of $2.4 million of proceeds from the sale of the CleanSpark Common Stock and warrants during the year ended December 31, 2020, and no comparable proceeds being recognized during the year ended December 31, 2021. During the year ended December 31, 2021, additions to our property, plant and equipment were $237.

Cash Provided by Financing Activities. Cash provided by our financing activities was $6.7 million during the year ended December 31, 2021, as compared to cash provided by our financing activities of $337 during the year ended December 31, 2020. The primary source of cash provided by financing activities for the year ended December 31, 2021 were the net proceeds from the issuance of common stock in November 2021 under the ATM Program, offset by cash used in financing activities as a result of recognizing a dividend paid to shareholders of $1.0 million.

Working Capital. As of December 31, 2021, we had working capital of $18.6 million, including $9.9 million of cash and $1.8 million of restricted cash, compared to working capital of $8.4 million, including $7.6 million of cash at December 31, 2020. At December 31, 2021 and December 31, 2020, we no longer had a revolving credit facility, as it was paid in full and terminated in August 2019 with the proceeds from the sale of the transformer business units.

Assessment of Liquidity. At December 31, 2021, we had $9.9 million of cash on hand generated primarily from the sale of common stock under the ATM Program during the year ended December 31, 2021. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance and funding from the Payroll Protection Program. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions.

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

On November 8, 2021, we sold 888,500 shares of common stock under the ATM Program, for total net proceeds of approximately $8.7 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”.

We expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities, capital improvements and product development. We expect that our cash balance is sufficient to fund operations for the next twelve months. Beginning January 1, 2022, in the next 12 months, we have contractual lease obligations representing approximately $920. We have historically funded these obligations by a combination of cash flow from operations and the raising of capital through additional debt or equity.

In addition, beginning in January 2023, we have contractual lease obligations representing an aggregate of approximately $908. We intend to fund the majority of these obligations by a combination of cash flow from operations, as well as the raising of capital through additional debt or equity.

Capital Expenditures

Our additions to property, plant and equipment were $237 during the year ended December 31, 2021 as compared to no additions during the year ended December 31, 2020.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

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

New Accounting Pronouncements

The information required by this Item is provided in “Note 2 - Summary of Significant Accounting Policies” to our audited financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K.

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

Shareholders and Board of Directors

Pioneer Power Solutions, Inc.

Fort Lee, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Reserve

As described in Note 6 to the consolidated financial statements, as of December 31, 2021 a substantial portion of the Company’s inventory is comprised of work-in-process, which includes raw materials and capitalized labor and overhead utilized to support the manufacturing process at Pioneer Custom Electrical Products Corp (PCEP) to fulfill customer orders. Management analyzes work-in-process inventory to identify circumstances whereby the capitalized inventory cost exceeds its net realizable value. If management determines that the cost of the work-in-process inventory will not be recoverable, a reserve to adjust the inventory to net realizable value is required to be recognized.

We identified the valuation of inventory reserve related to net realizable value at PCEP as a critical audit matter. In determining the net realizable value reserve over PCEP work-in-process inventory, significant estimates for estimated costs to complete projects are applied to open work orders. The evaluation over the need for a reserve requires management to develop and utilize assumptions in its determination of estimates to complete the open work orders based upon an assessment of project status and efforts required to complete the assembly of the finished product. Auditing the critical assumptions used by management in determining the net realizable value reserve involved especially challenging auditor judgment due to the nature and extent of audit effort needed to evaluate the reasonableness of the assumptions and judgments made by management.

The primary procedures we performed to address this critical audit matter included:

●	Testing a sample of PCEP work-in-process inventory on hand at year end and comparing expected completed costs to current market prices through the examination of relevant source documents.
●	Testing the completeness and accuracy of the underlying costs incurred to date on PCEP work-in-process inventory on hand at year end through the examination of relevant source documents including bill of materials and actual costs incurred to date.
●	Evaluating management's conclusion of estimated projects to complete on a sample of PCEP work-in-process inventory on hand at year end through a combination of inquiries of operating project managers and agreeing subsequent costs incurred through the examination of relevant source documents.
●	Evaluating the reasonableness of management’s estimates and current period costs estimates of inventory reserves by performing a retrospective comparison of prior estimates to current period activity to assess management’s ability to estimate inventory reserves.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

New York, New York

March 31, 2022

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Year Ended
	December 31,
	2021	2020
Revenues	$18,311	$19,490
Cost of goods sold
Cost of goods sold	16,918	18,063
Write down of inventory	—	546
Total cost of goods sold	16,918	18,609
Gross profit	1,393	881
Operating expenses
Selling, general and administrative	5,255	5,165
Total operating expenses	5,255	5,165
Loss from continuing operations	(3,862)	(4,284)
Interest income	(387)	(334)
Other income	(1,292)	(969)
Loss before taxes	(2,183)	(2,981)
Income tax (benefit) expense	(16)	5
Net loss	$(2,167)	$(2,986)

Loss per share:
Basic	$(0.24)	$(0.34)
Diluted	$(0.24)	$(0.34)

Weighted average common shares outstanding:
Basic	8,858	8,726
Diluted	8,858	8,726

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$9,924	$7,567
Restricted cash	1,775	—
Notes receivable	5,778	—
Accounts receivable, net	2,429	2,587
Insurance receivable	—	95
Inventories, net	4,160	2,403
Income taxes receivable	—	407
Prepaid expenses and other current assets	1,069	897
Total current assets	25,135	13,956
Property, plant and equipment, net	516	433
Right-of-use assets	2,237	1,504
Notes receivable	—	5,350
Other assets	39	44
Total assets	$27,927	$21,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,159	$4,027
Deferred revenue	2,423	714
Current maturities of long-term debt	—	780
Income taxes payable	—	17
Total current liabilities	6,582	5,538
Long-term debt	—	633
Other long-term liabilities	1,793	1,257
Total liabilities	8,375	7,428
Commitments and contingencies (note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 9,640,545 and 8,726,045 shares issued and outstanding on December 31, 2021 and 2020, respectively	10	9
Additional paid-in capital	31,840	23,981
Accumulated other comprehensive income	14	14
Accumulated deficit	(12,312)	(10,145)
Total stockholders’ equity	19,552	13,859
Total liabilities and stockholders’ equity	$27,927	$21,287

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2021	2020
Operating activities
Net loss	$(2,167)	$(2,986)
Depreciation	153	203
Amortization of right-of-use assets	285	261
Amortization of imputed interest	(428)	(448)
Interest expense from PPP Loan	4	9
Gain on forgiveness of PPP Loan	(1,417)	—
Non-cash cost of operating leases	580	622
Change in receivable reserves	71	(57)
Change in inventory reserves	127	(535)
Write down of inventory	—	546
Change in long term payables	—	4
Proceeds from insurance receivable	95	1,705
Gain on investments	—	(968)
Stock-based compensation	186	3
Other	—	3
Changes in current operating assets and liabilities:
Accounts receivable	115	1,158
Inventories	(1,883)	2,139
Prepaid expenses and other assets	(195)	(692)
Income taxes	397	(501)
Accounts payable and accrued liabilities	27	(3,352)
Deferred revenue	1,709	(727)
Net cash used in operating activities	(2,341)	(3,613)

Investing activities
Additions to property, plant and equipment	(237)	—
Proceeds from sale of investments	—	2,436
Change in notes receivable	—	194
Net cash (used in) / provided by investing activities	(237)	2,630

Financing activities
Bank overdrafts	—	(374)
Funding from PPP Loan	—	1,404
Payment of deferred purchase price	—	(397)
Payment of deferred payroll taxes	(100)	—
Net proceeds from the exercise of options for common stock	58	—
Net proceeds from issuance of common stock	8,663	—
Dividend paid to shareholders	(1,047)	—
Principal repayments of financing leases	(864)	(296)
Net cash provided by financing activities	6,710	337

Increase / (decrease) in cash and restricted cash	4,132	(646)
Cash, and restricted cash, beginning of year	7,567	8,213
Cash, and restricted cash, end of period	$11,699	$7,567

Supplemental cash flow information:
Interest paid	3	28
Income taxes paid, net of refunds	(395)	507
Non-cash investing and financing activities:
Acquisition of right-of-use assets	1,598	—

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

				Accumulated
			Additional	other compre-		Total
	Common Stock		paid-in	hensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2020 (Revised)	8,726,045	$9	$23,978	$14	$(7,159)	$16,842
Net loss	—	—	—	—	(2,986)	(2,986)
Stock-based compensation	—	—	3	—	—	3
Balance - December 31, 2020	8,726,045	$9	$23,981	$14	$(10,145)	$13,859

Balance - January 1, 2021	8,726,045	$9	$23,981	$14	$(10,145)	$13,859
Net loss	—	—	—	—	(2,167)	(2,167)
Stock-based compensation	—	—	186	—	—	186
Dividend to shareholders	—	—	(1,047)	—	—	(1,047)
Exercise of stock options	26,000	—	58	—	—	58
Issuance of common stock, net of transaction costs	888,500	1	8,662	—	—	8,663
Balance - December 31, 2021	9,640,545	$10	$31,840	$14	$(12,312)	$19,552

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “Pioneer Power,” “we,” “our” and “us”) design, manufacture, integrate, refurbish, service, distribute and sell electric power systems, distributed energy resources, used and new power generation equipment and mobile electric vehicle (“EV”) charging solutions. Our products and services are sold to a broad range of customers in the utility, industrial and commercial markets. Our customers include, but are not limited to, electric, gas and water utilities, data center developers and owners, EV charging infrastructure developers and owners, and distributed energy developers. The Company is headquartered in Fort Lee, New Jersey and operates from three (3) additional locations in the U.S. for manufacturing, service and maintenance, engineering, sales and administration.

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

Segments

In determining operating and reportable segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), the Company concluded that it has two reportable segments, which are also our operating segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”). Financial information about the Company’s segments is presented in Note 15 - Business Segment, Geographic and Customer Information.

Sale of Transformer Business Units

On June 28, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek (Chief Executive Officer of the Company), Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for a purchase price of $68.0 million. Included in the purchase price, the Company received two subordinated promissory notes, issued by the Buyer, in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”). During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. Including the reduction to the principal amount for the valid claim, the Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a change to the value of the Seller Notes at December 31, 2021 of $428, for a carrying value of $5.8 million, which is included within notes receivable (see Note 8 - Notes Receivable).

Presentation

The accompanying audited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of December 31, 2021. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the audited consolidated financial statements have been included.

These audited consolidated financial statements include the accounts of Pioneer and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the year ended December 31, 2021, the Company had $9.9 million of cash on hand and working capital of $18.6 million. The cash on hand was generated primarily from the sale of common stock under the ATM Program during the year ended December 31, 2021. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance and funding from the Payroll Protection Program. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions. We expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities, product development and capital improvements. The Company expects that its current cash balance is sufficient to fund operations for the next twelve months.

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

During the first quarter of 2021, the Company executed a cash collateral security agreement with a commercial bank, which agreement required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million. As a result of executing the cash collateral security agreement, the Company recognized approximately $1.8 million of restricted cash within the consolidated balance sheet at December 31, 2021.

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the audited consolidated statement of cash flows:

	December 31,
	2021	2020
Cash	$9,924	$7,567
Restricted cash	1,775	—
Total cash and restricted cash as shown in the statement of cash flows	$11,699	$7,567

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

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. During the year ended December 31, 2021, the Company experienced an impact to productivity as a result of following social distancing guidelines and practicing personal protective measures. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may continue to have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

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

Under the terms of the PPP Loan, the Company was eligible for full or partial loan forgiveness. During the first quarter of 2021, the Company received full forgiveness of the PPP Loan and recognized a $1.4 million gain on extinguishment and forgiveness of debt as other income in the audited consolidated statements of operations.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include allowance for doubtful accounts receivable, inventory provision, useful lives and impairment of long-lived assets and income tax provision.

Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Revenue Recognition

Revenue is recognized when (1) a contract with a customer exists, (2) performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer, (3) the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer, (4) the transaction price is allocated to the performance obligations in the contract and (5) the Company satisfies performance obligations. The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised product or service to a customer. Revenue from the sale of our products is predominantly recognized at a point in time. Revenues are recognized at the point in time that the customer obtains control of the good which is when it has taken title to the products and has assumed the risks and rewards of ownership specified in the purchase order or sales agreement. Certain sales of highly customized large equipment are recognized over time when such equipment has no alternative use and the Company has an enforceable right to payment for performance completed to date. Revenue for such agreements is recognized under the input method based on cost incurred relative to the estimated cost expected to be consumed to complete the project. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered.

Cost of Goods Sold

Cost of goods sold for the T&D Solutions and Critical Power segments primarily includes charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and utilities related to production facilities and, where appropriate, an allocation of overhead. Cost of goods sold also includes indirect labor and infrastructure cost related to the provision of field services.

Financial Instruments

The Company’s financial instruments consist primarily of cash, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which are periodically adjusted to market rates. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value.

Concentrations

The Company manages its accounts receivable credit risk by performing credit evaluations and monitoring amounts due from the Company’s customers. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

At December 31, 2021 and 2020, two customers represented approximately 43% and 42% of accounts receivable, respectively.

For the year ended December 31, 2021, two customers represented approximately 41% of revenue. For the year ended December 31, 2020, one customer represented approximately 34% of revenue.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, demand deposits and investments with an original maturity at the date of purchase of three months or less. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. As of December 31, 2021 and 2020, the Company had balances of $9.7 million and $7.3 million in excess of the FDIC insured limits, respectively. The Company reduces exposure to credit risk by maintaining cash deposits with major financial institutions. The Company has not experienced any losses on these accounts and conclude the credit risk to be minimal.

Restricted Cash

Restricted Cash consists of a cash collateral security agreement with a commercial bank which required the Company to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit.

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written off when it receives them. Management considers the Company’s allowance for doubtful accounts, which was $140 and $69 as of December 31, 2021 and 2020, respectively, to appropriately measure the uncertainty in certain accounts receivable.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred asset, net recorded as of December 31, 2021 and 2020 is realizable through future reversals of existing taxable temporary differences. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s tax filings are subject to audit by various taxing authorities.

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

Additionally, ASC 740 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. The Company’s policy is to recognize interest and penalties related to income tax matters as interest expense. See Note 14 - Income Taxes.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. (See Note 16 - Basic and Diluted Net Loss Per Share).

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

During the year ended December 31, 2020, the Company sold all of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock it received in connection with the Merger Agreement and recorded proceeds of $2.4 million. The gain from the sale was partially offset by a mark to market adjustment of $1.4 million resulting in a net gain of $968 to other income in the accompanying statements of operations. Warrants at fair value were previously recorded at inception as long term within other assets.

No other changes in valuation techniques or inputs occurred during the year ended December 31, 2021 and 2020. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2021 and 2020.

4. REVENUES

Nature of our products and services

Our principal products and services include electric power systems, distributed energy resources, used and new power generation equipment and mobile electric vehicle (“EV”) charging solutions.

Products

Our T&D Solutions business provides electric power systems, including e-Bloc, and distributed energy resources that help customers effectively and efficiently protect, control, transfer, monitor and manage their electric energy requirements

Our Critical Power business provides customers with our suite of mobile e-Boost electric vehicle charging solutions and new and refurbished power generation equipment.

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

Revenue from the sale of our products is predominantly recognized at a point in time. Revenues are recognized at the point in time that the customer obtains control of the good which is when it has taken title to the products and has assumed the risks and rewards of ownership specified in the purchase order or sales agreement. Certain sales of highly customized large equipment are recognized over time when such equipment has no alternative use and the Company has an enforceable right to payment for performance completed to date. Revenue for such agreements is recognized under the input method based on cost incurred relative to the estimated cost expected to be consumed to complete the project.

During the year ended December 31, 2021, the Company recognized $3.5 million of revenue over time and incurred costs of $3.1 million related to a single contract for a highly customized large equipment order. Additionally, the Company recognized $7.9 million of revenue at a point in time from the sale of our products during the year ended December 31, 2021. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $6.9 million of service revenue during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company recognized approximately $714 of revenue that was recognized as deferred revenue at December 31, 2020, as compared to $1.4 million during the year ended December 31, 2020.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the years ended December 31, 2021 and 2020 were insignificant.

The following table presents our revenues disaggregated by revenue discipline:

	For the Year Ended
	December 31,
	2021	2020
Products	$11,375	$11,831
Services	6,936	7,659
Total revenue	$18,311	$19,490

See Note 15 - Business Segment, Geographic and Customer Information.

5. OTHER INCOME

Other income in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the year ended December 31, 2021, other income was $1.3 million, as compared to other income of $969 during the year ended December 31, 2020. For the year ended December 31, 2021, included in other income was a gain of $1.4 million for the extinguishment and forgiveness of the PPP Loan. For the year ended December 31, 2020, included in other income was a gain of $968 related to the sale and mark to market adjustment on the fair value of the CleanSpark Common Stock and warrants.

6. INVENTORIES

The components of inventories are summarized below:

	December 31,
	2021	2020
Raw materials	$1,354	$1,719
Work in process	3,233	1,420
Provision for excess and obsolete inventory	(427)	(736)
Total inventories	$4,160	$2,403

Inventories are stated at the lower of cost or a net realizable value determined on a weighted average method.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	December 31,
	2021	2020
Machinery and equipment	$1,396	$1,210
Furniture and fixtures	205	205
Computer hardware and software	541	669
Leasehold improvements	322	337
	2,464	2,421
Less: accumulated depreciation	(1,948)	(1,988)
Total property, plant and equipment, net	$516	$433

Depreciation expense was $153 and $203 for the period ended December 31, 2021 and 2020, respectively.

8. NOTES RECEIVABLE

In connection with the sale of the transformer business units in August 2019, amongst other consideration, we received two subordinated promissory notes in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”), subject to certain adjustments. The Seller Notes accrue interest at a rate of 4.0% per annum, with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. The Company determined the fair value of the Seller Notes based on market conditions and prevailing interest rates. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. The Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a net change to the value of the Seller Notes at December 31, 2021 of $428 for a carrying value of $5.8 million.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	December 31,
	2021	2020
Accounts payable	$2,089	$2,233
Accrued liabilities	1,263	1,079
Current portion of lease liabilities	807	715
Total accounts payable and accrued liabilities	$4,159	$4,027

Accrued liabilities primarily consist of accrued insurance, accrued sales commissions and accrued compensation and benefits. At December 31, 2021 and 2020, accrued insurance was $481 and $445, respectively. Accrued sales commissions at December 31, 2021 and 2020 were $247 and $122, respectively. At December 31, 2021 accrued compensation and benefits were $270 compared to $256 at December 31, 2020. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

10. DEBT

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

Under the terms of the PPP Loan, the Company was eligible for full or partial loan forgiveness. The Company received full forgiveness of the PPP Loan during the first quarter of 2021 and recognized a $1.4 million gain on extinguishment and forgiveness of debt in other income (see Note 5 - Other Income).

At December 31, 2020, $633 of principal payments due were recorded as long-term debt and $780 as current debt in accordance with the enactment of the Paycheck Protection Program Flexibility Act of 2020.

	December 31,
	2021	2020
PPP Loan	$—	$1,413
Less: current portion	—	780
Total long-term obligations	$—	$633

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms ranging from less than 1 year to 5 years some of which contain options to extend up to 5 years. As of December 31, 2021 and 2020, assets recorded under finance leases were $1.6 million and $1.4 million, respectively, and accumulated amortization associated with finance leases were $1.1 million and $776, respectively.

As of December 31, 2021 and 2020, assets recorded under operating leases were $3.9 million and $2.5 million, respectively, and accumulated amortization associated with operating leases were $2.3 million and $1.7 million, respectively. During the third quarter of 2021, the Company executed an extension of its operating lease for the manufacturing facility in Santa Fe Springs, California. After adjusting for a weighted average discount rate, the Company recognized a right-of-use asset and lease liability of approximately $1.4 million within the consolidated balance sheets.

The components of the lease expense were as follows:

	For the Year Ended
	December 31,
	2021	2020
Operating lease cost	$641	$669

Finance lease cost
Amortization of right-of-use asset	$285	$261
Interest on lease liabilities	41	53
Total finance lease cost	$326	$314

Other information related to leases was as follows:

Supplemental Cash Flows Information

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$632	$677
Operating cash flow payments for finance leases	41	53
Financing cash flow payments for finance leases	292	235
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities arising from obtaining right of use assets	1,418	390
Capitalized lease obligations	180	295

Weighted Average Remaining Lease Term

	December 31,
	2021	2020
Operating leases	3 years	3 years
Finance leases	2 years	2 years

Weighted Average Discount Rate

	December 31,
	2021	2020
Operating leases	5.50%	5.50%
Finance leases	6.75%	6.72%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

	Operating	Finance
	Leases	Leases
2022	684	236
2023	610	298
2024	446	61
2025	95	77
Thereafter	24	—
Total future minmum lease payments	1,859	672
Less imputed interest	(146)	(59)
Total future minmum lease payments	$1,713	$613

Reported as of December 31, 2021:

	Operating	Finance
	Leases	Leases
Right-of-use assets	$565	$1,672

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$605	$202
Other long-term liabilities	1,108	411
Total	$1,713	$613

Litigation and Claims

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

On January 11, 2016, Myers Power Products, Inc., a specialty electrical products manufacturer, filed suit with the Superior Court of the State of California, County of Los Angeles, against us, PCEP and two PCEP employees who are former employees of Myers Power Products, Inc., Geo Murickan, the president of PCEP (“Murickan”), and Brett DeChellis (“DeChellis”), alleging, among other things, that Murickan wrongly used and retained confidential business information of Myers Power Products, Inc. for the benefit of us and PCEP, in breach of their confidentiality agreement and/or employment agreement entered into with Myers Power Products, Inc., and that we and PCEP knowingly received and used such confidential business information. Myers Power Products, Inc. sought injunctive relief enjoining us, PCEP and our employees from using its confidential business information and compensatory damages of an unspecified unlimited amount; however, the Company recognized approximately $1.2 million for expected costs related to this litigation prior to fiscal 2020.

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

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 9,640,545 and 8,726,045 shares of common stock, $0.001 par value per share, outstanding as of December 31, 2021 and December 31, 2020, respectively.

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

On May 11, 2011, the board of directors of the Company adopted the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) which was subsequently approved by stockholders of the Company on May 31, 2011. The 2011 Plan replaces and supersedes the 2009 Plan. The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allows for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the Board that is designated to administer the Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 700,000 shares. As of December 31, 2021, there were no shares available for future grants under the Company’s 2011 Long-Term Incentive Plan. The Company’s 2011 Long-Term Incentive Plan expired during the second quarter of 2021.

On October 13, 2021, our board of directors adopted the 2021 Long-Term Incentive Plan (the “2021 Plan”), subject to stockholder approval, which was obtained on November 11, 2021. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2021 Plan. The 2021 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the board or a committee of the board that is designated to administer the 2021 Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan is 900,000 shares. As of December 31, 2021, there were 900,000 shares available for future grants under the Company’s 2021 Plan. The 2021 Plan was initially administered by our board of directors, but it has been administered by the compensation committee following the creation of such committee in the first quarter of 2022.

Stock-based compensation expense recorded for the year ended December 31, 2021 and 2020 was approximately $186 and $3, respectively. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2021, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $77.

The fair value of the stock options granted was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2021	2020
Expected volatility	31.1%	31.1%
Expected life in years	5.5	5.5
Risk-free interest rate	2.1%	0.5%

A summary of stock option activity for the years ended December 31, 2021 and 2020, and changes during the years then ended is presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2020	379,800	$7.54	6.10	$—
Granted	70,000	1.68	—	—
Exercised	—	—
Forfeited	(9,400)	8.55	—
Outstanding as of January 1, 2021	440,400	$6.58	5.80	$155
Granted	236,667	3.31
Exercised	(26,000)	1.10
Forfeited	(3,400)	12.00
Outstanding as of December 31, 2021	647,667	$5.53	6.40	$1,442
Exercisable as of December 31, 2021	411,000	$6.81	4.80	$451

Intrinsic value is the difference between the market value of the stock at December 31, 2021 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below:

	Year Ended December 31,
	2021	2020
Weighted-average fair value of options granted (per share)	$0.97	$0.49
Intrinsic value gain of options exercised	137	—
Cash receipts from exercise of options	58	—

14. INCOME TAXES

The components of loss before income taxes are summarized below:

	Year Ended Decmber 31,
	2021	2020
Loss before income taxes
U.S. operations	$(2,183)	$(2,981)
Loss before income taxes	$(2,183)	$(2,981)

The components of the income tax provision were as follows:

	Year Ended Decmber 31,
	2021	2020
Current
State	$(16)	$5
Total income tax provision	$(16)	$5

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on loss before taxes, is as follows:

	Year Ended December 31,
	2021	2020
Federal income tax at statutory rate	$(459)	$(626)
State and local income tax, net	(108)	(120)
Other permanent items	(379)	5
Expired foreign tax credits	178	—
Valuation allowance	611	748
True-up	143	—
Other	(2)	(2)
Total	$(16)	$5

The Company’s provision for income taxes reflects an effective tax rate on loss before income taxes of 0.7% in 2021, as compared to (0.2)% in 2020.

The net deferred income tax asset (liability) was comprised of the following:

	December 31,
	2021	2020
Noncurrent deferred income taxes
Total assets	$82	$68
Total liabilities	(82)	(68)
Net noncurrent deferred income tax asset	—	—
Net deferred income tax asset	$—	$—

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	December 31,
	2021	2020
Deferred tax assets
U.S. net operating loss carry forward	$2,600	$1,367
Non-deductible reserves	1,390	1,609
Tax credits	4,454	4,631
Fixed assets	24	15
Intangibles	1,738	1,959
Valuation allowance	(10,124)	(9,513)
Net deferred tax assets	82	68
Deferred tax liabilities
Fixed assets	(45)	(28)
Other	(37)	(40)
Net deferred tax liabilities	(82)	(68)
Deferred asset, net	$—	$—

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

As of December 31, 2021, the Company has a net operating loss carryforward of $10.3 million. The Company has $10.1 million of deferred tax assets on which it is taking a full valuation allowance. The total valuation allowance recorded is $10.1 million, representing an increase of $611 from December 31, 2020. The Company has approximately $4.4 million of foreign tax credits for which it has provided a full valuation allowance and $39 of research and development credits which expire in 2032.

Section 382 of the Internal Revenue Code of 1986, as amended imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone significant changes in its ownership. If the Company experiences an ownership change as a result of future events, the use of tax attributes may be limited.

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

The tax years subject to examination by major tax jurisdiction include the years 2015 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years 2016 and forward for the Canadian jurisdiction.

15. BUSINESS SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

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

The following tables present information about segment loss:

	For the Year Ended
	December 31,
	2021	2020
Revenues
T&D Solutions
Switchgear	$9,484	$10,257
	9,484	10,257
Critical Power Solutions
Equipment	1,891	1,574
Service	6,936	7,659
	8,827	9,233
Consolidated	$18,311	$19,490

	For the Year Ended
	December 31,
	2021	2020
Depreciation and amortization
T&D Solutions	$61	$113
Critical Power Solutions	349	319
Unallocated corporate overhead expenses	28	32
Consolidated	$438	$464

	For the Year Ended
	December 31,
	2021	2020
Operating loss
T&D Solutions	$(1,060)	$(1,934)
Critical Power Solutions	(385)	(430)
Unallocated corporate overhead expenses	(2,417)	(1,920)
Consolidated	$(3,862)	$(4,284)

The following table presents information which reconciles segment assets to consolidated total assets:

	December 31,
	2021	2020
Assets
T&D Solutions	$6,490	$3,443
Critical Power Solutions	3,573	3,705
Corporate	17,864	14,139
Consolidated	$27,927	$21,287

Corporate assets consisted primarily of cash, restricted cash and notes receivable.

Revenues are attributable to countries based on the location of the Company’s customers:

	For the Year Ended
	December 31,
	2021	2020
Revenues
United States	$18,311	$19,490

Sales to CleanSpark accounted for approximately 22% and 34% of the Company’s total sales in 2021 and 2020, respectively.

The distribution of the Company’s property, plant, and equipment by geographic location is approximately as follows:

	December 31,
	2021	2020
Property, plant and equipment
United States	$516	$433

16. BASIC AND DILUTED LOSS PER COMMON SHARE

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

	For the Year Ended
	December 31,
	2021	2020
Numerator:
Net loss	$(2,167)	$(2,986)

Denominator:
Weighted average basic shares outstanding	8,858	8,726
Effect of dilutive securities - equity based compensation plans	—	—
Denominator for diluted net loss per common share	8,858	8,726

Net loss per common share:
Basic	$(0.24)	$(0.34)
Diluted	$(0.24)	$(0.34)

As of December 31, 2021 and 2020, diluted loss per share excludes 411 and 370 potentially dilutive common shares related to vested option awards, as their effect was anti-dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consultant and consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of December 31, 2021, based on the evaluation of these disclosure controls and procedures our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, we determined that our internal control over financial reporting of the December 31, 2021, is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as permitted by the rules of the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the name, age and positions of our executive officers and the members of our board of directors:

Name	Age	Position with the Company
Nathan J. Mazurek	60	President, Chief Executive Officer and Chairman of the Board of Directors
Walter Michalec	33	Chief Financial Officer, Secretary and Treasurer
Yossi Cohn	43	Director
Ian Ross	78	Director
David Tesler	48	Director
Jonathan Tulkoff Thomas Klink	60 59	Director Director

The board of directors currently consists of six members.

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors serve a term of office to expire at the annual meeting of stockholders in 2024. Previously, our directors were elected to one-year terms at each annual meeting of shareholders, but following the approval of an amendment to our bylaws, approved by stockholders at our 2021 annual meeting, elected directors shall hold office until the third annual meeting of the stockholders upon the anniversary of their election, or until their successors shall be duly elected and qualified.

Our officers hold office until the earlier of their death, resignation or removal by our board of directors or until their successors have been selected. They serve at the pleasure of our board of directors.

Nathan J. Mazurek. Mr. Mazurek has served as our chief executive officer, president and chairman of the board of directors since December 2, 2009. From December 2, 2009 through August 12, 2010, Mr. Mazurek also served as our chief financial officer, secretary and treasurer. Mr. Mazurek has over 25 years of experience in the electrical equipment and components industry. Mr. Mazurek has served as the chief executive officer, president, vice president, sales and marketing and chairman of the board of directors of Pioneer Transformers Ltd. since 1995. Mr. Mazurek has served as the president of American Circuit Breaker Corp., a former manufacturer and distributor of circuit breakers, since 1988. From 1999 through 2017, Mr. Mazurek served as director of Empire Resources, Inc., a distributor of semi-finished aluminum and steel products. From 2002 through 2007, Mr. Mazurek served as president of Aerovox, Inc., a manufacturer of AC film capacitors. Mr. Mazurek received his BA from Yeshiva College in 1983 and his JD from Georgetown University Law Center in 1986. Mr. Mazurek brings to the board of directors extensive experience with our company and in our industry. Since he is responsible for, and familiar with, our day-to-day operations and implementation of our strategy, his insights into our performance and into the electrical equipment and components industry are critical to board discussions and to our success.

Walter Michalec. Mr. Michalec was appointed by our board of directors to act as the interim Chief Financial Officer of the Company, effective as of April 15, 2020, replacing Mr. Klink after his resignation as Chief Financial Officer. On May 13, 2021, the board of directors assigned Mr. Michalec the title of Chief Financial Officer of the Company and removed the title of Interim Chief Financial Officer, effective May 16, 2021. Mr. Michalec also serves as the Company’s principal accounting officer, principal financial officer, treasurer and secretary. Prior to becoming the Interim Chief Financial Officer, and subsequently Chief Financial Officer, Mr. Michalec served as the Company’s corporate controller from August 2019 to April 2020. Before becoming the corporate controller, Mr. Michalec served as the Company’s operations controller from March 2016 to August 2019, reporting to the Chief Financial Officer, and as the Company’s senior accountant from May 2012 to February 2016, reporting to the Company’s corporate controller. Prior to working for the Company, Mr. Michalec served as a public accountant for Mendonca & Partners Certified Public Accountants, LLC in Union, NJ. Mr. Michalec received his Bachelor of Science in Accounting and a Minor in Criminal Justice from Kean University in 2011.

Yossi Cohn. Mr. Cohn has served as a director since December 2, 2009. Mr. Cohn founded EastSky Properties, LLC in June 2019 and L3C Capital Partners, LLC in June 2009, both an investor in multi-family residential properties, and serves as a partner in both firms. Mr. Cohn served as a director of investor relations at IDT Corporation, a NYSE-listed telecommunications company, from September 2005 through May 2007. Prior to joining IDT Corporation, Mr. Cohn was a director of research at SAGEN Asset Management, an asset manager of funds of hedge funds, from January 2005 through May 2005. Mr. Cohn began his career as an analyst in the funds-of-funds investment group of Millburn Ridgefield Corporation, where he worked from 2001 through January 2005. Mr. Cohn founded East Sky Properties, LLC, an investor in multi-family residential properties, in July 2019, and serves as a partner in the firm. Our board believes Mr. Cohn’s background at these and other companies, particularly in areas of capital markets, financial, strategic and investment management experience, makes him an effective member of our board of directors.

Ian Ross. Mr. Ross has served as a director since March 24, 2011. In 2000, Mr. Ross co-founded and has since served as president of Omniverter Inc., a company specializing in electrical power quality solutions for industrial producers and electrical utilities in the U.S. and Canada. He has also served as the president of KIR Resources Inc. and KIR Technologies Inc. since 1999, companies engaged in management consulting and import/export activities in the electrical equipment industry, respectively. Mr. Ross previously held positions in Canada as vice president technology with Schneider Canada, a specialist in energy management, and vice president of the distribution products business at Federal Pioneer Ltd., now part of Schneider Canada. Previously, Mr. Ross held a number of successive board level positions in UK engineering companies, culminating in five years as managing director, Federal Electric, Ltd., before moving to Canada in 1986 at the request of Federal Pioneer Ltd. He received an MA in mechanical sciences (electrical and mechanical engineering) from Cambridge University and subsequently qualified as an accountant ACMA. Our board of directors believes that Mr. Ross’ relationships and broad experience in the electrical transmission and distribution equipment industry will assist us in continuing to grow our business and realizing our strategic goals.

David Tesler. Mr. Tesler has served as a director since December 2, 2009. Mr. Tesler is President of LeaseProbe, LLC, a provider of lease abstracting services, since he founded the company in 2004. In 2008, LeaseProbe, LLC acquired Real Diligence, LLC, a provider of financial due diligence services. The combined company does business as Real Diligence and operates as an integrated outsourced provider of legal and commercial due diligence services for the commercial real estate industry. Prior to 2004, Mr. Tesler practiced law at Skadden Arps Slate Meager & Flom LLP and at Jenkens & Gilchrist, Parker Chapin LLP. Mr. Tesler received his BA from Yeshiva College, an MA in medieval history from Bernard Revel Graduate School and a JD from Benjamin A. Cardozo School of Law. Mr. Tesler brings extensive legal, strategic and executive leadership experience to our board of directors.

Jonathan Tulkoff. Mr. Tulkoff has served as director since December 2, 2009. Mr. Tulkoff began his career as a currency trader at Marc Rich & Co, he then joined Forest City enterprises, a publicly traded real estate development company, and was a VP in the acquisition and development division. In 2016, Mr. Tulkoff founded Commodity Asset Management, an industrial materials investment fund. For the last twenty years, Mr. Tulkoff has been involved in trading, marketing and financing of physical commodities, with distinct expertise in ferrous metals. Mr. Tulkoff is Series 3 licensed. Our board of directors believes Mr. Tulkoff’s extensive strategic, international and executive leadership experience, particularly in commodity markets for metal products which represent one of the largest components of our company’s cost of manufacture, make him an effective member of our board of directors. The board of directors regards all of the individuals above as competent professionals with many years of experience in the business community. The board of directors believes that the overall experience and knowledge of the members of the board of directors will contribute to the overall success of our business.

Thomas Klink. Mr. Klink has served as a director since April 30, 2010. Mr. Klink served as our chief financial officer, secretary and treasurer from January 7, 2016 until April 15, 2020. Since 1996, he has served in various positions at Jefferson Electric, Inc., including as its chief executive officer, chief financial officer, vice president, treasurer, secretary and chairman of the board of directors. Previously, from 1994 to 1996, Mr. Klink served as a division controller at MagneTek, Inc., a company listed on NASDAQ at that time, reporting to the corporate controller. Mr. Klink also previously served as a controller for U.S. Music Corporation, a manufacturer of musical instruments from 1990 through 1994. Mr. Klink received his BBA in Accounting from the University of Wisconsin - Milwaukee in 1984. Mr. Klink brings extensive industry and leadership experience to our board, including over 25 years of experience in the electrical equipment industry. Mr. Klink is currently employed by Spire Power Solutions L.P. as their CFO and President.

Family Relationships

There are no family relationships among any of our directors and executive officers. Mr. Mazurek is a party to a certain agreement related to his service as an executive officer and director described in the “Agreements with Executive Officers” section of Item 11.

Delinquent Section 16(a) Reports

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2021, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders, except for the following reporting persons:

●	Two Form 4’s were filed late for Mr. Tesler with respect to four transactions;
●	Two Form 4’s were filed late for Mr. Klink with respect to four transactions;
●	One Form 4 was filed late for Mr. Cohn with respect to one transaction;
●	One Form 4 was filed late for Mr. Mazurek with respect to two transactions;
●	One Form 4 was filed late for Mr. Michalec with respect to one transaction;
●	One Form 4 was filed late for Mr. Ross with respect to one transaction; and
●	One Form 4 was filed late for Mr. Tulkoff with respect to one transaction.

Board Committees

Our board of directors currently has three standing committees: the audit committee, the nominating and corporate governance committee, and the compensation committee, each of which is described below. All standing committees operate under a charter that has been approved by the board of directors

Audit Committee. Our board of directors established an audit committee on March 24, 2011, which has the composition and responsibilities described below.

The audit committee consists of Messrs. Cohn, Ross and Tulkoff, each of whom our board of directors has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. In addition, Mr. Ross is the chairman of the audit committee and has been determined by our board of directors to be a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee held a total of four meetings during the fiscal year ended December 31, 2021. The audit committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge from the Company’s web site, www.pioneerpowersolutions.com, by contacting the Company by mail at the address appearing on the first page of this Annual Report on Form 10-K to the attention of Investor Relations, or by telephone at (212) 867-0700.

Compensation Committee. On January 18, 2022, the board of directors designated a compensation committee (the “compensation committee”). Our compensation committee is composed of Messrs. Tessler and Cohn, each of whom our board of directors has determined to qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Pursuant to its charter, the compensation committee shall be comprised of at least two (2) “independent” members of the board of directors who shall also satisfy such other criteria imposed on members of the compensation committee pursuant to the federal securities laws and the rules and regulations of the SEC and the Nasdaq Stock Market. The compensation committee’s duties are to assist the board of directors by identifying qualified candidates for director, and to recommend to the board of directors the director nominees for the next annual meeting of shareholders; to lead the board of directors in its annual review of the directors’ performance; to recommend to the board of directors director nominees for each board of directors committee; and to develop and recommend to the board of directors corporate governance guidelines and a code of business conduct applicable to the Corporation. Because the compensation committee was not appointed until January 2022, it did not hold any meetings during the fiscal year ended December 31, 2021.

The compensation committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge by contacting the Company by mail at the address appearing on the first page of this Annual Report on Form 10-K to the attention of Investor Relations, or by telephone at (212) 867-0700.

Nominating Committee. On January 18, 2022, the board of directors designated a nominating and corporate governance committee (the “nominating committee”). Our nominating committee is composed of Messrs. Tessler and Tulkoff, each of whom our board of directors has determined to qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Pursuant to its charter, the nominating committee shall be comprised of at least two (2) “independent” members of the board of directors who shall also satisfy such other criteria imposed on members of the nominating committee pursuant to the federal securities laws and the rules and regulations of the SEC and the Nasdaq Stock Market. The nominating committee’s duties are to assist the board of directors by identifying potential qualified nominees for director and recommend to the board of directors for nomination candidates for the board of directors, developing the Company’s corporate governance guidelines and additional corporate governance policies, exercising such other powers and authority as are set forth in the charter of the nominating committee and exercising such other powers and authority as shall from time to time be assigned to such committee by resolution of the board of directors. Because the nominating committee was not appointed until January 2022, it did not hold any meetings during the fiscal year ended December 31, 2021.

The nominating committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge by contacting the Company by mail at the address appearing on the first page of this Annual Report on Form 10-K to the attention of Investor Relations, or by telephone at (212) 867-0700.

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Philosophy and Process

Since January 18, 2022, the responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our compensation committee. Our compensation committee has not retained the services of any compensation consultants.

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

Because we no longer qualify as a “controlled company” under the corporate governance rules of the Nasdaq stock market, we recently appointed a compensation committee. However, we did not engage any compensation consultants to determine or recommend the amount and form of executive and director compensation during and for the year ended December 31, 2021. At this time, our compensation committee has, and previously our board of directors had, determined that the financial and administrative burden of engaging compensation consultants is not justified in light of our Company’s size, its resources and our relatively small number of executive officers and directors. Rather, beginning in the year ended December 31, 2022, we anticipate that the recommended level, components and rationale for our compensation program will be developed and presented each year by our compensation committee to the board of directors for its consideration and approval.

2021 and 2020 Summary Compensation Table

The following table summarizes, for each of the last two fiscal years ended December 31, 2021 and 2020, the compensation paid to (i) Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, (ii) Thomas Klink, who served as our chief financial officer, secretary and treasurer from January 7, 2016 to April 15, 2020 and, prior to that, served as the president of Jefferson Electric, Inc. and a current director, and (iii) Walter Michalec, our chief financial officer, secretary and treasurer from May 16, 2021, and prior to that, our interim chief financial officer, secretary and treasurer from April 15, 2020 to May 15, 2021, whom we refer to collectively herein as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus (4) ($)	Option Awards (1) ($)	All Other Compensation ($)		Total ($)
Nathan J. Mazurek (i)	2021	430,375	—	59,817	18,000	(2)	508,192
President, Chief Executive Officer, Chairman of the Board of Directors	2020	440,000	—	4,900	15,000	(2)	459,900

Thomas Klink (ii)	2021	—	—	9,700	18,000	(2)	27,700
Former Chief Financial Officer, Secretary, Treasurer, and Current Director	2020	40,665	—	4,900	5,000	(3)	50,565

Walter Michalec (iii)	2021	167,500	22,000	53,350	—		242,850
Chief Financial Officer, Secretary, and Treasurer	2020	98,750	15,000	4,900	—		118,650

(1)	Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share based awards are set forth in “Item 8. Financial Statements and Supplementary Data – Note 13. Stock-Based Compensation” contained in this Annual Report. These amounts do not represent the actual value that may be realized by our named executive officers, as that is dependent on the long-term appreciation in our common stock.

(2)	Comprised of board of directors meeting fees.

(3)	Comprised of board of directors and audit committee meeting fees.

(4)	The dollar value of bonus (cash) earned by the named executive officers.

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

Walter Michalec

Mr. Michalec was appointed by our board of directors to act as the interim Chief Financial Officer of the Company, effective as of April 15, 2020, replacing Mr. Klink after his resignation as Chief Financial Officer. On May 13, 2021, our board of directors assigned Mr. Michalec the title of Chief Financial Officer of the Company and removed the title of Interim Chief Financial Officer, effective May 16, 2021. Mr. Michalec also serves as the Company’s principal accounting officer, principal financial officer, treasurer and secretary.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on stock options previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2021. This table includes unexercised and unvested options awards. Each outstanding award is shown separately for each named executive officer.

	Option Awards
		Number of		Number of
		Securities		Securities
		Underlying		Underlying
		Unexercised		Unexercised		Option
		Options		Options		Exercise	Option
	Date	(#)		(#)		Price	Expiration
Name	of Grant	Exercisable		Unexercisable		($)	Date
Nathan J. Mazurek	3/23/2012	1,000	(5)	—		4.11	3/23/2022
	3/20/2013	25,000	(3)	—		5.60	3/20/2023
	3/20/2013	1,000	(5)	—		5.60	3/20/2023
	3/06/2014	50,000	(3)	—		10.21	3/06/2024
	3/06/2014	1,000	(5)	—		10.21	3/06/2024
	3/30/2015	1,000	(5)	—		8.98	3/30/2025
	3/10/2016	1,000	(5)	—		3.68	3/10/2026
	3/30/2017	1,000	(5)	—		7.30	3/30/2027
	3/30/2017	130,000	(4)	—		7.30	3/30/2027
	4/03/2018	1,000	(5)	—		5.60	4/03/2028
	3/31/2020	10,000	(5)	—		1.68	3/31/2030
	5/13/2021	—		10,000	(5)	3.31	5/13/2031
	5/13/2021	—		51,667	(5)	3.31	5/13/2031

Thomas Klink	3/20/2013	3,000	(1)	—		5.60	3/20/2023
	3/20/2013	1,000	(5)	—		5.60	3/20/2023
	3/06/2014	1,000	(5)	—		10.21	3/06/2024
	3/30/2015	1,000	(5)	—		8.98	3/30/2025
	3/10/2016	1,000	(5)	—		3.68	3/10/2026
	3/30/2017	1,000	(5)	—		7.30	3/30/2027
	3/30/2017	100,000	(4)	—		7.30	3/30/2027
	4/03/2018	1,000	(5)	—		5.60	4/03/2028
	5/13/2021	—		10,000	(5)	3.31	5/13/2031

Walter Michalec	3/6/2014	1,000	(2)	—		10.21	3/6/2024
	3/31/2020	10,000	(6)	—		1.68	3/31/2030
	5/13/2021	—		55,000	(4)	3.31	5/13/2031

(1)	Incentive stock options granted for service as a president. Vests in equal annual installments upon each of the first three anniversaries of the grant date.

(2)	Incentive stock options granted for service prior to becoming an executive officer. Vests in equal annual installments upon each of the first three anniversaries of the grant date.

(3)	Non-qualified stock options granted for service as an executive officer. Vests in equal annual installments upon each of the first three anniversaries of the grant date.

(4)	Non-qualified stock options granted for service as an executive officer. Vests on the first anniversary of the grant date.

(5)	Non-qualified stock options granted for service as a director. Vests on the first anniversary of the grant date.

(6)	Non-qualified stock options granted for service prior to becoming an executive officer. Vests on the first anniversary of the grant date.

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

2009 Equity Incentive Plan

On December 2, 2009, our board of directors and stockholders adopted the 2009 Equity Incentive Plan, pursuant to which 320,000 shares of our common stock were reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2009 Equity Incentive Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services were considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2009 Equity Incentive Plan, we were authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, stock appreciation rights, performance unit awards and stock bonus awards. The 2009 Equity Incentive Plan is currently administered by our board of directors but may be subsequently administered by a compensation committee designated by our board of directors. The 2011 Long-Term Incentive Plan (the “2011 Plan”) that we adopted in May 2011 replaced and superseded the 2009 Equity Incentive Plan in its entirety, but any awards granted prior to May 21, 2011 that are still outstanding are subject to the 2009 Equity Incentive Plan.

2011 Long-Term Incentive Plan

On May 11, 2011, our board of directors adopted the 2011 Plan, subject to stockholder approval, which was obtained on May 31, 2011. The 2011 Plan replaces and supersedes the 2009 Equity Incentive Plan. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the board or a committee of the board that is designated to administer the 2011 Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 700,000 shares. As of December 31, 2021, there were no shares available for future grants under the Company’s 2011 Plan. The 2011 Plan expired on May 11, 2021, but any awards granted prior to May 11, 2021 that are still outstanding are subject to the 2011 Plan.

2021 Long-Term Incentive Plan

On October 13, 2021, our board of directors adopted the 2021 Long-Term Incentive Plan (the “2021 Plan”), subject to stockholder approval, which was obtained on November 11, 2021. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2021 Plan. The 2021 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the board or a committee of the board that is designated to administer the 2021 Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan is 900,000 shares. As of December 31, 2021, there were 900,000 shares available for future grants under the Company’s 2021 Plan. The 2021 Plan was initially administered by our board of directors, but it has been administered by the compensation committee following the creation of such committee in the first quarter of 2022.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2021 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	647,667	$5.53	900,000
Equity compensation plans not approved by security holders	—	—	—
Total	647,667	$5.53	900,000

Director Compensation

The following table provides compensation information for the one year period ended December 31, 2021 for each non-employee member of our board of directors:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)	Total ($)
Yossi Cohn (4)	22,000	(1)	9,700	31,700
Thomas Klink (3)	18,000	(2)	9,700	27,700
Ian Ross (5)	22,000	(1)	9,700	31,700
David Tesler (6)	18,000	(2)	9,700	27,700
Jonathan Tulkoff (7)	22,000	(1)	9,700	31,700

(1)	Comprised of board of directors and audit committee meeting fees.

(2)	Comprised of board of directors meeting fees.

(3)	As of December 31, 2021, Mr. Klink had outstanding options representing the right to purchase 109,000 shares of our common stock and outstanding stock awards of 10,000 shares of our common stock.

(4)	As of December 31, 2021, Mr. Cohn had outstanding options representing the right to purchase 17,000 shares of our common stock and outstanding stock awards of 10,000 shares of our common stock.

(5)	As of December 31, 2021, Mr. Ross had outstanding options representing the right to purchase 17,000 shares of our common stock and outstanding stock awards of 10,000 shares of our common stock.

(6)	As of December 31, 2021, Mr. Tesler had outstanding options representing the right to purchase 5,000 shares of our common stock and outstanding stock awards of 10,000 shares of our common stock.

(7)	As of December 31, 2021, Mr. Tulkoff had outstanding options representing the right to purchase 17,000 shares of our common stock and outstanding stock awards of 10,000 shares of our common stock.

All of our directors, including our employee directors, are paid cash compensation in connection with their attendance at the meetings of the board of directors. Our directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at such meetings. For the year ended December 31, 2021, our directors and chief financial officer were paid cash compensation of $3,000 per meeting for attendance. In addition, the members of our audit committee and our chief financial officer received a fee of $1,000 per meeting for attendance at a meeting of our audit committee for the year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2022 by:

●	each person known by us to beneficially own more than 5.0% of our common stock;
●	each of our directors;
●	each of the named executive officers; and
●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address, unless otherwise specified in the notes below, is c/o Pioneer Power Solutions, Inc., 400 Kelby Street, 12th Floor, Fort Lee, New Jersey 07024. As of March 31, 2022, we had 9,644,545 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned (1)
5% Owners
Estate of David J. Landes	4,560,000	(2)	47.3%
Provident Pioneer Partners, L.P.	4,560,000	(3)	47.3%

Officers and Directors
Nathan J. Mazurek	4,880,667	(4)	49.2%
Thomas Klink	233,000	(5)	2.4%
Yossi Cohn	27,000	(6)	*
Ian Ross	27,000	(7)	*
Walter Michalec	66,000	(8)	*
David Tesler	30,750	(9)	*
Jonathan Tulkoff	37,000	(10)	*
All directors and executive officers as a group (7 persons)	5,301,417		53.5%

* represents ownership of less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 31, 2022. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	David J. Landes was our former director who passed away on September 13, 2019. Estate of David J. Landes is the minority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has beneficial ownership of the 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P.

(3)	Includes 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. Nathan J. Mazurek is the majority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has sole voting and investment power over these shares.

(4)	Nathan J. Mazurek is the majority stockholder and a control person of Provident Canada Corp., the general partner of Provident Pioneer Partners, L.P., and, as such, has sole voting and investment power over the 4,560,000 shares of common stock held by Provident Pioneer Partners, L.P. In addition, includes 38,000 shares of common stock and 282,667 shares subject to stock options which are exercisable within 60 days of March 31, 2022.

(5)	Includes 114,000 shares of common stock and 119,000 shares subject to stock options which are exercisable within 60 days of March 31, 2022.

(6)	Includes 1,000 shares of common stock and 26,000 shares subject to stock options which are exercisable within 60 days of March 31, 2022.

(7)	Includes 1,000 shares of common stock and 26,000 shares subject to stock options which are exercisable within 60 days of March 31, 2022.

(8)	Includes 66,000 shares subject to stock options which are exercisable within 60 days of March 31, 2022.

(9)	Includes 15,750 shares of common stock and 15,000 shares subject to stock options which are exercisable within 60 days of March 31, 2022.

(10)	Includes 11,000 shares of common stock and 26,000 shares subject to stock options which are exercisable within 60 days of March 31, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

BDO USA, LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020.

The following table presents aggregate fees for professional services rendered by BDO USA, LLP during the fiscal years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit fees (1)	$335	$270
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$335	$270

(1)	Audit fees consisted primarily of fees for the annual audit of our consolidated financial statements, the interim reviews of the quarterly consolidated financial statements, review of a registration statement and normal, recurring accounting consultations.
(2)	The Company did not incur any audit-related fees for the years ended December 31, 2021 and 2020.
(3)	The Company did not incur any tax fees for the years ended December 31, 2021 and 2020.
(4)	The Company did not have any other fees for the years ended December 31, 2021 and 2020.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.	We have filed the following documents as part of this Annual Report on Form 10-K:

	1.	Consolidated Financial Statements

		The following financial statements are included in Item 8 herein:
		Report of Independent Registered Public Accounting Firm BDO USA, LLP, New York, Ny: PCAOB ID#243	30
		Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020	32
		Consolidated Balance Sheets as of December 31, 2021 and 2020	33
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020	34
		Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and 2020	35
		Notes to Consolidated Financial Statements	36

	2.	Financial Statement Schedules
		None

	3.	Exhibits
		See the Index to Exhibits.

ITEM 16. FORM 10-K SUMMARY.

None.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger Agreement, dated January 22, 2019, between Pioneer Critical Power Inc. and CleanSpark. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

2.2	Stock Purchase Agreement, dated as of June 28, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Nathan Mazurek, Pioneer Transformers L.P. and Pioneer Acquireco ULC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2019).

2.3	Amendment No. 1 to the Stock Purchase Agreement, dated as of August 13, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Pioneer Transformers L.P. and Pioneer Acquireco ULC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 14, 2019).

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2*	Amended and Restated Bylaws of Pioneer Power Solutions, Inc.

4.1*	Description of Securities

10.1+	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.2+	Pioneer Power Solutions, Inc. 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.3+	Form of 2009 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.4+	Form of 2009 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on December 7, 2009).

10.5+	Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 31, 2011).

10.6+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.7+	First Amendment to Employment Agreement, dated November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2014).

10.8	Security Agreement, dated as of June 28, 2013, by and among Pioneer Power Solutions, Inc., Pioneer Critical Power Inc. and Jefferson Electric, Inc. and Bank of Montreal, Chicago Branch (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.9	Guaranty Agreement, dated as of June 28, 2013, by Pioneer Power Solutions, Inc. in favor of Bank of Montreal (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 3, 2013).

10.10	Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

10.11	Amended and Restated Credit Agreement, dated as of April 29, 2016, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 4, 2016).

10.12+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.13+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.14+	Third Amendment to Employment Agreement, dated February 15, 2019, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on February 20, 2019).

10.15	First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender. (Incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 29, 2017)

10.16	First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender. (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 29, 2017)

10.17	Second Amending Agreement, dated as of March 28, 2018, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2018).

10.18	Second Amending Agreement, dated as of March 28, 2018, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2018).

10.19	Indemnity Agreement, dated January 22, 2019, between the Company, CleanSpark and PCPI. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.20	Contract Manufacturing Agreement, dated January 22, 2019, between the Company and CleanSpark. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.21	Non-Competition and Non-Solicitation Agreement, dated January 22, 2019, between the Company and CleanSpark. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.22	Waiver Letter, dated March 25, 2019, from Bank of Montreal, Montreal Branch, as lender (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 29, 2019).

10.23	Waiver Letter dated May 6, 2019, from Bank of Montreal, Montreal Branch, as lender (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 15, 2019).

10.24	Temporary Amendment to Borrowing Base in the PPSI Credit Agreement, dated August 8, 2019, by and between Bank of Montreal, Pioneer Power Solutions, Inc., Pioneer Electrogroup Canada Inc., Jefferson Electric, Inc., Pioneer Critical Power Inc., Pioneer Custom Electrical Products Corp. and Titan Energy Systems, Inc. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 14, 2019).

10.25	Waiver Letter dated August 8, 2019, from Bank of Montreal, Montreal Branch, as lender (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 14, 2019).

10.26+	Third Amendment to Employment Agreement, dated March 30, 2020, by and between the Company and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 1, 2020).

10.27	Distribution Agreement, dated May 31, 2021, by and between Pioneer Power Solutions, Inc. and CleanSpark, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on June 4, 2021).

10.28+	Pioneer Power Solutions, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on October 25, 2021).

21.1*	List of subsidiaries.

23.1*	Consent of BDO USA, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: March 31, 2022	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nathan J. Mazurek		March 31, 2022
Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Walter Michalec		March 31, 2022
Walter Michalec	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Yossi Cohn		March 31, 2022
Yossi Cohn	Director

/s/ Ian Ross		March 31, 2022
Ian Ross	Director

/s/ David Tesler		March 31, 2022
David Tesler	Director

/s/ Jonathan Tulkoff		March 31, 2022
Jonathan Tulkoff	Director

/s/ Thomas Klink		March 31, 2022
Thomas Klink	Director