Form 10-Q
period 2022-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2022-05-16
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35212

PIONEER POWER SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1347616
(State or other jurisdiction of incorporation or organization) 400 Kelby Street, 12th Floor Fort Lee, New Jersey (Address of principal executive offices)	(I.R.S. Employer Identification No.) 07024 (Zip Code)

(212) 867-0700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	PPSI	Nasdaq Capital Market

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 16, 2022 was 9,644,545.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2022

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$6,036	$3,502
Cost of goods sold	5,161	3,343
Gross profit	875	159
Operating expenses
Selling, general and administrative	1,746	1,265
Total operating expenses	1,746	1,265
Loss from continuing operations	(871)	(1,106)
Interest income	(101)	(93)
Other expense (income)	11	(1,343)
(Loss) income before taxes	(781)	330
Income tax expense (benefit)	7	(21)
Net (loss) income	$(788)	$351

(Loss) income per share:
Basic	$(0.08)	$0.04
Diluted	$(0.08)	$0.04

Weighted average common shares outstanding:
Basic	9,641	8,726
Diluted	9,641	8,789

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$13,138	$9,924
Restricted cash	505	1,775
Notes receivable and accrued interest	5,886	5,778
Accounts receivable, net	4,145	2,429
Inventories	6,965	4,160
Prepaid expenses and other current assets	1,523	1,069
Total current assets	32,162	25,135
Property and equipment, net	592	516
Right-of-use assets	2,180	2,237
Other assets	49	39
Total assets	$34,983	$27,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,401	$4,159
Deferred revenue	7,318	2,423
Total current liabilities	14,719	6,582
Other long-term liabilities	1,426	1,793
Total liabilities	16,145	8,375
Commitments
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 9,644,545 and 9,640,545 shares issued and outstanding on March 31, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	31,914	31,840
Accumulated other comprehensive income	14	14
Accumulated deficit	(13,100)	(12,312)
Total stockholders’ equity	18,838	19,552
Total liabilities and stockholders’ equity	$34,983	$27,927

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net (loss) income	$(788)	$351
Depreciation	36	37
Amortization of right-of-use finance leases	51	107
Amortization of imputed interest	(107)	(107)
Interest expense from PPP Loan	—	4
Gain on forgiveness of PPP Loan	—	(1,417)
Amortization of right-of-use operating leases	163	130
Change in receivable reserves	28	34
Proceeds from insurance receivable	—	95
Stock-based compensation	57	33
Changes in current operating assets and liabilities:
Accounts receivable	(1,743)	(1,480)
Inventories	(2,805)	(780)
Prepaid expenses and other assets	(478)	(94)
Income taxes	19	(10)
Accounts payable and accrued liabilities	2,920	421
Deferred revenue	4,895	1,849
Principal repayments of operating leases	(161)	(114)
Net cash provided by / (used in) operating activities	2,087	(941)

Investing activities
Additions to property and equipment	(112)	—
Net cash used in investing activities	(112)	—

Financing activities
Net proceeds from the exercise of options for common stock	17	—
Principal repayments of financing leases	(48)	(118)
Net cash used in financing activities	(31)	(118)

Increase / (decrease) in cash and restricted cash	1,944	(1,059)
Cash, and restricted cash, beginning of year	11,699	7,567
Cash, and restricted cash, end of period	$13,643	$6,508

Non-cash investing and financing activities:
Acquisition of right-of-use assets and lease liabilities	156	—

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated other compre-hensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2021	8,726,045	$9	$23,981	$14	$(10,145)	$13,859
Net income	—	—	—	—	351	351
Stock-based compensation	—	—	33	—	—	33
Balance - March 31, 2021	8,726,045	$9	$24,014	$14	$(9,794)	$14,243

Balance - January 1, 2022	9,640,545	$10	$31,840	$14	$(12,312)	$19,552
Net loss	—	—	—	—	(788)	(788)
Stock-based compensation	—	—	57	—	—	57
Exercise of stock options	4,000	—	17	—	—	17
Balance - March 31, 2022	9,644,545	$10	$31,914	$14	$(13,100)	$18,838

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2022 (Unaudited)

1. BASIS OF PRESENTATION

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “Pioneer Power,” “we,” “our” and “us”) design, manufacture, integrate, refurbish, service, distribute and sell electric power systems, distributed energy resources, power generation equipment and mobile electric vehicle (“EV”) charging solutions. Our products and services are sold to a broad range of customers in the utility, industrial and commercial markets. Our customers include, but are not limited to, electric, gas and water utilities, data center developers and owners, EV charging infrastructure developers and owners, and distributed energy developers. The Company is headquartered in Fort Lee, New Jersey and operates from three (3) additional locations in the U.S. for manufacturing, service and maintenance, engineering, sales and administration.

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022: Transmission and Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of March 31, 2022. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

All dollar amounts (except share and per share data) presented in the notes to our unaudited interim consolidated financial statements are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding. ASC 740-270 requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period unless certain exceptions are met. We have used a discrete-period computation method to calculate taxes for the fiscal three-month period ended March 31, 2022. Due to projected operating losses for the year, the Company anticipates that its annual effective tax rate will be 0%. As of March 31, 2022, the Company continues to provide a 100% valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

These unaudited interim consolidated financial statements include the accounts of Pioneer and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited interim consolidated financial statements should be read in conjunction with the risk factors under the heading “Part II - Item 1A. Risk Factors” and the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the three months ended March 31, 2022, the Company had $13.1 million of cash on hand and working capital of $17.4 million. The cash on hand was generated primarily from cash flows from operating activities and the sale of common stock under the At The Market Sale Agreement during the year ended December 31, 2021.

We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction (as defined herein), proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance and funding from the Payroll Protection Program. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions. We expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities, product development and capital improvements. The Company expects that its current cash balance is sufficient to fund operations for the next twelve months.

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

During the first quarter of 2021, the Company executed a cash collateral security agreement with a commercial bank, which agreement required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million. During the three months ended March 31, 2022, the Company amended its agreement with the commercial bank to decrease the required amount of cash collateral by $1.3 million. As a result of executing the cash collateral security agreement and amendment, the Company classified approximately $505 of restricted cash within the consolidated balance sheet at March 31, 2022.

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	March 31,	December 31,
	2022	2021
Cash	$13,138	$9,924
Restricted cash	505	1,775
Total cash and restricted cash as shown in the statement of cash flows	$13,643	$11,699

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

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it continues to be uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. The Company has been able to operate substantially at capacity during the COVID-19 pandemic. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may continue to have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

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

Reclassification

The following items have been reclassified in the 2021 financial statements:

The unaudited consolidated statements of cash flows contain a reclassification of the gain on the extinguishment and forgiveness of the PPP Loan from financing activities to operating activities for the three months ended March 31, 2021. Additionally, principal repayments of financing leases and the reduction in operating leases have been reclassified and presented in the applicable cash flow activity for the three months ended March 31, 2022 and 2021. The inventories footnote contains a reclassification of the provision for excess and obsolete inventory and reductions to net realizable value to the applicable inventory classification at December 31, 2021.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in the Company’s accounting policies during the first quarter of 2022.

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

3. REVENUES

Nature of our products and services

Our principal products and services include electric power systems, distributed energy resources, power generation equipment and mobile EV charging solutions.

Products

Our T&D Solutions business provides electric power systems and distributed energy resources that help customers effectively and efficiently protect, control, transfer, monitor and manage their electric energy requirements.

Our Critical Power business provides customers with our suite of mobile E-BOOST electric vehicle charging solutions and power generation equipment.

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

Revenue from the sale of our products is predominantly recognized at a point in time. Revenues are recognized at the point in time that the customer obtains control of the good, which is when it has taken title to the products and has assumed the risks and rewards of ownership specified in the purchase order or sales agreement. Certain sales of highly customized large equipment are recognized over time when such equipment has no alternative use and the Company has an enforceable right to payment for performance completed to date. Revenue for such agreements is recognized under the input method based on cost incurred relative to the estimated cost expected to be consumed to complete the project.

During the three months ended March 31, 2022, the Company recognized $4.5 million of revenue at a point in time from the sale of our products. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services, which are recognized as services are delivered. The Company recognized $1.5 million of service revenue during the three months ended March 31, 2022.

During the three months ended March 31, 2021, the Company recognized $1.2 million of revenue over time and incurred costs of $1.1 million related to a single contract. The Company did not recognize revenue over time or incur costs related to any contracts during the three months ended March 31, 2022.

During the three months ended March 31, 2022, the Company recognized approximately $1.9 million of revenue that was recognized as deferred revenue at December 31, 2021, as compared to $2 during the three months ended March 31, 2021 that was recognized as deferred revenue at December 31, 2020.

The Company manages its accounts receivable credit risk by performing credit evaluations and monitoring amounts due from the Company’s customers. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

At March 31, 2022, three customers represented approximately 68% of the Company’s accounts receivable. At December 31, 2021, two customers represented approximately 43% of the Company’s accounts receivable.

For the three months ended March 31, 2022, three customers represented approximately 54% of revenue. For the three months ended March 31, 2021, two customer represented approximately 45% of revenue.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during three months ended March 31, 2022 and 2021 were insignificant.

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended March 31,
	2022	2021
Products	$4,502	$1,913
Services	1,534	1,589
Total revenue	$6,036	$3,502

See “Note 11 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q.

4. OTHER EXPENSE (INCOME)

Other expense (income) in the unaudited interim consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the three months ended March 31, 2022, other expense was $11, as compared to other income of $1.3 million during the three months ended March 31, 2021. See “Note 1 – Basis of Presentation in Notes to Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q for reference to the PPP Loan.

5. INVENTORIES

The components of inventories are summarized below:

	March 31,	December 31,
	2022	2021
Raw materials	$2,595	$993
Work in process	4,370	3,167
Total inventories	$6,965	$4,160

Inventories are stated at the lower of cost or a net realizable value determined on a weighted average method.

6. PROPERTY AND EQUIPMENT

Property and equipment are summarized below:

	March 31,	December 31,
	2022	2021
Machinery, vehicles and equipment	$1,400	$1,396
Furniture and fixtures	205	205
Computer hardware and software	541	541
Leasehold improvements	329	322
Construction in progress	101	—
	2,576	2,464
Less: accumulated depreciation	(1,984)	(1,948)
Total property and equipment, net	$592	$516

Depreciation expense was $36 and $37 for the periods ended March 31, 2022 and 2021, respectively.

7. NOTES RECEIVABLE

In connection with the sale of the transformer business units in August 2019 (the “Equity Transaction”), amongst other consideration, we received two subordinated promissory notes in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”), subject to certain adjustments. The Seller Notes accrue interest at a rate of 4.0% per annum, with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. The Company determined the fair value of the Seller Notes based on market conditions and prevailing interest rates. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. The Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a net change to the value of the Seller Notes at March 31, 2022 of $107 for a carrying value of $5.9 million.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	March 31,	December 31,
	2022	2021
Accounts payable	$5,094	$2,089
Accrued liabilities	1,460	1,263
Current portion of lease liabilities	847	807
Total accounts payable and accrued liabilities	$7,401	$4,159

Accrued liabilities primarily consist of accrued insurance, accrued sales commissions and accrued compensation and benefits. At March 31, 2022 and December 31, 2021, accrued insurance was $328 and $481, respectively. Accrued sales commissions at March 31, 2022 and December 31, 2021 were $72 and $247, respectively. At March 31, 2022, accrued compensation and benefits were $379 compared to $270 at December 31, 2021. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

9. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 9,644,545 and 9,640,545 shares of common stock, $0.001 par value per share, outstanding as of March 31, 2022 and December 31, 2021, respectively.

Stock-Based Compensation

A summary of stock option activity as of March 31, 2022, and changes during the three months ended March 31, 2022, are presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2022	647,667	$5.53	6.40	$1,442
Exercised	(4,000)	0.29
Outstanding as of March 31, 2022	643,667	$5.54	6.20	$768
Exercisable as of March 31, 2022	407,000	$6.84	4.60	$211

As of March 31, 2022, there were 900,000 shares available for future grants under the Company’s 2021 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three months ended March 31, 2022 and 2021 was approximately $57 and $33, respectively. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. At March 31, 2022, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $19.

10. BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE

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

	Three Months Ended March 31,
	2022	2021
Numerator:
Net (loss) income	$(788)	$351

Denominator:
Weighted average basic shares outstanding	9,641	8,726
Effect of dilutive securities - equity based compensation plans	—	63
Denominator for diluted net (loss) income per common share	9,641	8,789

Net (loss) income per common share:
Basic	$(0.08)	$0.04
Diluted	$(0.08)	$0.04

As of March 31, 2022 and 2021, diluted (loss) income per share excludes 644 and 437 potentially dilutive common shares related to option awards, as their effect was anti-dilutive.

11. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

The following tables present information about segment income and loss:

	Three Months Ended March 31,
	2022	2021
Revenues
T&D Solutions
Switchgear	$3,387	$1,387
Service	10	—
	3,397	1,387
Critical Power Solutions
Equipment	1,115	526
Service	1,524	1,589
	2,639	2,115
Consolidated	$6,036	$3,502

	Three Months Ended March 31,
	2022	2021
Depreciation and amortization
T&D Solutions	$10	$18
Critical Power Solutions	70	119
Unallocated corporate overhead expenses	7	7
Consolidated	$87	$144

	Three Months Ended March 31,
	2022	2021
Operating income (loss)
T&D Solutions	$42	$(439)
Critical Power Solutions	(155)	(84)
Unallocated corporate overhead expenses	(758)	(583)
Consolidated	$(871)	$(1,106)

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended March 31,
	2022	2021
Revenues
United States	$6,036	$3,502

12. LEASES

The Company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms ranging from less than 1 year to 5 years some of which contain options to extend up to 5 years. As of March 31, 2022 and 2021, assets recorded under finance leases were $952 and $921, respectively, and accumulated amortization associated with finance leases were $447 and $358, respectively. As of March 31, 2022 and 2021, assets recorded under operating leases were $2.5 million and $2.1 million, respectively, and accumulated amortization associated with operating leases were $845 and $1.4 million, respectively. During the three months ended March 31, 2022, the Company executed an extension of its operating lease for the manufacturing facility in Miami, Florida. After adjusting for a weighted average discount rate, the Company recognized a right-of-use asset and lease liability of approximately $156 within the consolidated balance sheets.

The components of the lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$188	$142

Finance lease cost
Amortization of right-of-use asset	$51	$107
Interest on lease liabilities	10	11
Total finance lease cost	$61	$118

Other information related to leases was as follows:

Supplemental Cash Flows Information

	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$186	$125
Operating cash flow payments for finance leases	10	11
Financing cash flow payments for finance leases	48	118
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities arising from obtaining right of use assets	156	—

Weighted Average Remaining Lease Term

	March 31,
	2022	2021
Operating leases	3 years	4 years
Finance leases	2 years	2 years

Weighted Average Discount Rate

	March 31,
	2022	2021
Operating leases	5.50%	5.50%
Finance leases	6.65%	6.80%

Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows:

	Operating	Finance
	Leases	Leases
2022	$555	$176
2023	670	291
2024	508	61
2025	95	77
Thereafter	24	—
Total future minmum lease payments	1,852	605
Less imputed interest	(136)	(49)
Total future minmum lease payments	$1,716	$556

Reported as of March 31, 2022:

	Operating	Finance
	Leases	Leases
Right-of-use assets	$1,675	$505

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$643	$204
Other long-term liabilities	1,073	352
Total	$1,716	$556

13. SUBSEQUENT EVENTS

Equity Issuances.

On April 25, 2022, the Company awarded 375,000 shares of restricted stock units to an employee with the following vesting terms: (i) 125,000 units on May 1, 2022, (ii) an additional 125,000 units on May 1, 2023, and (iii) the remaining 125,000 units on May 1, 2024, provided that the employee is employed by the Company or a subsidiary of the Company on each such vesting date. The vested RSUs will be converted into shares of the Company's common stock no later than March 15 of the calendar year following the calendar year in which such RSUs vested.

Restricted Cash.

On May 6, 2022, the Company received notice that the cash collateral security agreement it had executed with a commercial bank to pledge cash collateral as security for all unpaid reimbursement obligations it owed to the commercial bank for an irrevocable standby letter of credit was cancelled. On May 11, 2022, the commercial bank released and transferred the remaining cash collateral of $505 to the Company.

Employment Agreements.

On April 25, 2022, the Company and Nathan J. Mazurek, the Company’s Chief Executive Officer, entered into a fourth amendment to the employment agreement between the Company and Mr. Mazurek, dated as of March 30, 2012, as amended on each of November 11, 2014, June 30, 2016 and March 30, 2020 (as amended, the “Mazurek Agreement”), in order to (i) extend the termination date of the Mazurek Agreement from March 31, 2023, to December 31, 2024, and (ii) adjust Mr. Mazurek's annual base salary at $535,500, for the period beginning on January 1, 2022 and ending on December 31, 2022, $562,500, for the period beginning on January 1, 2023 and ending on December 31, 2023, and $590,500, for the period beginning on January 1, 2024 and ending on December 31, 2024.

On April 25, 2022, the Company entered into a new employment agreement, effective as of April 25, 2022, with Wojciech (Walter) Michalec (the “Michalec Employment Agreement”), under which the Company agreed to employ Mr. Michalec as its Chief Financial Officer, Secretary and Treasurer for a term of three (3) years, commencing on January 1, 2022 and ending on December 31, 2024, unless such employment is terminated earlier in accordance with the Michalec Employment Agreement. Pursuant to the Michalec Employment Agreement, Mr. Michalec is entitled to an annualized base salary at a rate of $200,000 per annum for the period of January 1, 2022 through December 31, 2022, $220,000 per annum for the period of January 1, 2023 through December 31, 2023, and $240,000 per annum for the period of January 1, 2023 through December 31, 2024, payable less all applicable withholdings and deductions in accordance with the Company’s customary payroll practices for its executive employees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 31, 2022.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

Business Overview

We design, manufacture, integrate, refurbish, service, distribute and sell electric power systems, distributed energy resources, power generation equipment and mobile electric vehicle (“EV”) charging solutions. Our products and services are sold to a broad range of customers in the utility, industrial and commercial markets. Our customers include, but are not limited to, electric, gas and water utilities, data center developers and owners, EV charging infrastructure developers and owners, and distributed energy developers. We are headquartered in Fort Lee, New Jersey and operate from three (3) additional locations in the U.S. for manufacturing, service and maintenance, engineering, and sales and administration.

Description of Business Segments

We have two reportable segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

●

Our T&D Solutions business provides equipment solutions that help customers effectively and efficiently protect, control, transfer, monitor and manage their electric energy requirements. These solutions are marketed principally through our Pioneer Custom Electrical Products Corp. (“PCEP”) brand name.

●

Our Critical Power business provides customers with our suite of mobile E-BOOST© EV charging solutions, power generation equipment and all forms of service and maintenance on our customers’ power generation equipment. These products and services are marketed by our operations headquartered in Minnesota, currently doing business under both the Titan Energy Systems Inc. (“Titan”) and Pioneer Critical Power brand names.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. There were no material changes to our accounting policies during the three months ended March 31, 2022.

RESULTS OF OPERATIONS

Overview of the Three-Month Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in “Note 11 - Business Segment and Geographic Information” and in our unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary of operating results during the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Revenues
T&D Solutions	$3,397	$1,387
Critical Power Solutions	2,639	2,115
Consolidated	6,036	3,502
Cost of goods sold
T&D Solutions	3,021	1,556
Critical Power Solutions	2,140	1,787
Consolidated	5,161	3,343
Gross profit	875	159
Selling, general and administrative expenses	1,719	1,240
Depreciation and amortization expense	27	25
Total operating expenses	1,746	1,265
Operating loss from continuing operations	(871)	(1,106)
Interest income	(101)	(93)
Other expense (income)	11	(1,343)
(Loss) income before taxes	(781)	330
Income tax expense (benefit)	7	(21)
Net (loss) income	$(788)	$351

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

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
T&D Solutions	$18,732	$17,499	$5,032	$6,501	$10,210
Critical Power Solutions	5,222	5,349	5,823	6,225	6,934
Total order backlog	$23,954	$22,848	$10,855	$12,726	$17,144

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Variance	%
T&D Solutions
Switchgear and e-Bloc power system	$3,387	$1,387	$2,000	144.2
Service	10	—	10	—
	3,397	1,387	2,010	144.9
Critical Power Solutions
Equipment	1,115	526	589	112.0
Service	1,524	1,589	(65)	(4.1)
	2,639	2,115	524	24.8
Total revenue	$6,036	$3,502	$2,534	72.4

For the three months ended March 31, 2022, our consolidated revenue increased by $2.5 million, or 72.4%, to $6.0 million, up from $3.5 million during the three months ended March 31, 2021, mainly due to an increase in sales of our power systems and switchgear from our T&D Solutions segment.

T&D Solutions. During the three months ended March 31, 2022, revenue from our power systems and switchgear product lines increased by $2.0 million, or 144.2%, as compared to the three months ended March 31, 2021, as a result of increased sales of our e-Bloc power systems, automatic transfer switches and medium voltage switchgear.

Critical Power. For the three months ended March 31, 2022, revenue for our equipment sales increased by $589, or 112.0%, as compared to the three months ended March 31, 2021, mainly due to the recognition of $788 of revenue from our first E-BOOST shipment during the three months ended March 31, 2022.

For the three months ended March 31, 2022, our service revenue decreased by $65, or 4.1%, as compared to the same period in the three months ended March 31, 2021, primarily due to the cyclicality of our preventative maintenance schedules.

Gross Profit (Loss) and Gross Margin

The following table represents our gross profit (loss) by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Variance	%
T&D Solutions
Gross profit (loss)	$376	$(169)	$545	322.5
Gross margin%	11.1	(12.2)	23.3

Critical Power Solutions
Gross profit	499	328	171	52.1
Gross margin%	18.9	15.5	3.4

Consolidated gross profit	$875	$159	$716	450.3
Consolidated gross margin%	14.5	4.5	10.0

For the three months ended March 31, 2022, our consolidated gross margin was 14.5% of revenues, as compared to 4.5% during the three months ended March 31, 2021.

T&D Solutions. For the three months ended March 31, 2022, our gross margin percentage increased by 23.3%, from (12.2)% to 11.1%, as compared to the three months ended March 31, 2021. This increase was primarily due to increased sales of our power systems and switchgear equipment, favorable sales mix and improved productivity from our manufacturing facility.

Critical Power. For the three months ended March 31, 2022, our gross margin increased by 3.4% to 18.9%, from 15.5% for the three months ended March 31, 2021, predominately due to a reduction in overhead costs, the acceptance of price increases from our customers and the shipment of our first E-BOOST order, which generated a higher gross margin as compared to shipments of our power generation equipment.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Variance	%
T&D Solutions
Selling, general and administrative expense	$333	$265	$68	25.7
Depreciation and amortization expense	1	5	(4)	(80.0)
Segment operating expense	$334	$270	$64	23.7

Critical Power Solutions
Selling, general and administrative expense	$635	$399	$236	59.1
Depreciation and amortization expense	19	13	6	46.2
Segment operating expense	$654	$412	$242	58.7

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$751	$576	$175	30.4
Depreciation and amortization expense	7	7	—	—
Segment operating expense	$758	$583	$175	30.0

Consolidated
Selling, general and administrative expense	$1,719	$1,240	$479	38.6
Depreciation and amortization expense	27	25	2	8.0
Consolidated operating expense	$1,746	$1,265	$481	38.0

Selling, General and Administrative Expense. For the three months ended March 31, 2022, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $479, or 38.6%, to $1.7 million, as compared to $1.2 million during the three months ended March 31, 2021. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 28.5% during the three months ended March 31, 2022, as compared to 35.4% in the three months ended March 31, 2021.

The selling, general and administrative expense in our T&D Solutions segment increased by $68, or 25.7%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to an increase in payroll related expenses, product development fees and third-party commissions.

The selling, general and administrative expense in our Critical Power segment increased by $236, or 59.1%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to product development and promotion fees recorded during the three months ended March 31, 2022, as compared to no product development or promotion fees recognized during the three months ended March 31, 2021.

The selling, general and administrative expense in our unallocated corporate overhead expenses increased by $175, or 30.4%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to an increase in stock-based compensation and payroll related expenses, professional fees and business travel related costs.

Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the three months ended March 31, 2022, consolidated depreciation and amortization expense increased by $2, or 8.0%, as compared to the three months ended March 31, 2021.

Operating Income (Loss)

The following table represents our operating income (loss) by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Variance	%
T&D Solutions	$42	$(439)	$481	109.6
Critical Power Solutions	(155)	(84)	(71)	(84.5)
Unallocated corporate overhead expenses	(758)	(583)	(175)	(30.0)
Total operating loss	$(871)	$(1,106)	$235	21.2

T&D Solutions. Operating income from our T&D Solutions segment increased by $481, or 109.6%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due an increase in sales of our e-Bloc power systems and switchgear, favorable sales mix and improved productivity from our manufacturing facility.

Critical Power. Operating loss for the Critical Power segment increased by $71, or 84.5% during the three months ended March 31, 2022, primarily due to product development and promotion fees recording during the three months ended March 31, 2022, as compared to no product development or promotion fees recognized during the three months ended March 31, 2021.

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

During the three months ended March 31, 2022, our unallocated corporate overhead expense increased by $175, or 30.0%, as compared to the three months ended March 31, 2021, primarily due to an increase in stock-based compensation and payroll related expenses, professional fees and business travel related costs.

Non-Operating (Income) Expense

Interest Income. For the three months ended March 31, 2022 and 2021, we had interest income of $101 and $93, respectively. We generate the majority of our interest income from the Seller Notes received from the sale of the transformer business units in August 2019 and our cash on hand.

Other Expense (Income). Other expense (income) in the unaudited interim consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the three months ended March 31, 2022, other expense was $11, as compared to other income of $1.3 million during the three months ended March 31, 2021.

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

Under the terms of the PPP Loan, the Company was eligible for full or partial loan forgiveness. The Company received full forgiveness of the PPP Loan during the three months ended March 31, 2021 and recognized a $1.4 million gain on extinguishment and forgiveness of debt in other income.

Income Tax Expense (Benefit). Our effective income tax rate was (0.9)% for the three months ended March 31, 2022, compared to (6.4)% during the three months ended March 31, 2021, as set forth below:

	Three Months Ended March 31,
	2022	2021	Variance
(Loss) income before income taxes	$(781)	$330	$(1,111)
Income tax expense (benefit)	7	(21)	28
Effective income tax rate %	(0.9)	(6.4)	5.5

Net (Loss) Income per Share

We generated a net loss of $788 during the three months ended March 31, 2022, as compared to net income of $351 during the three months ended March 31, 2021.

Our net loss per basic and diluted share for the three months ended March 31, 2022 was $0.08, as compared to net income per basic and diluted share of $0.04 for the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

General. At March 31, 2022, we had $13.1 million of cash on hand generated primarily from the sale of common stock under the At The Market Sale Agreement (the “ATM Program”) and cash flows from operating activities. We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance and funding from the Payroll Protection Program. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited interim consolidated statement of cash flows:

	March 31,	December 31,
	2022	2021
Cash	$13,138	$9,924
Restricted cash	505	1,775
Total cash and restricted cash as shown in the statement of cash flows	$13,643	$11,699

During the first quarter of 2021, the Company executed a cash collateral security agreement with a commercial bank, which agreement required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million. During the three months ended March 31, 2022, we amended our agreement with the commercial bank to decrease the required amount of cash collateral by $1.3 million. As a result of executing the cash collateral security agreement and amendment, we recognized approximately $505 of restricted cash within the consolidated balance sheet at March 31, 2022.

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

The full impact of the COVID-19 pandemic continues to evolve as the date of this report. As such, it continues to be uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. The Company has been able to operate substantially at capacity during the COVID-19 pandemic. Notwithstanding, the Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to contain its spread, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may continue to have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

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

Cash Provided by/ (Used in) Operating Activities. Cash provided by our operating activities was $2.1 million during the three months ended March 31, 2022, as compared to cash used in our operating activities of $941 during the three months ended March 31, 2021. The increase in cash provided by operating activities is primarily due to working capital fluctuations and a one-time $1.4 million gain on the extinguishment and forgiveness of the PPP Loan recognized during the three months ended March 31, 2021.

Cash Used in Investing Activities. Cash used in investing activities during the three months ended March 31, 2022 was $112, as compared to no cash used in investing activities during the three months ended March 31, 2021. Additions to property and equipment during the three months ended March 31, 2022 were $112, as compared to no additions during the three months ended March 31, 2021.

Cash Used in Financing Activities. Cash used in our financing activities was $31 during the three months ended March 31, 2022, as compared to $118 during the three months ended March 31, 2021. The primary use of cash in financing activities for the three months ended March 31, 2022 and 2021 was repayments of financing leases.

Working Capital. As of March 31, 2022, we had working capital of $17.4 million, including $13.1 million of cash and $505 of restricted cash, compared to working capital of $18.6 million, including $9.9 million of cash and $1.8 million of restricted cash at December 31, 2021.

Assessment of Liquidity. At March 31, 2022, we had $13.1 million of cash on hand generated primarily from cash flows from operating activities during the three months ended March 31, 2022 and the sale of common stock under the ATM Program during the year ended December 31, 2021. We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance and funding from the Payroll Protection Program. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions.

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

On November 8, 2021, we sold 888,500 shares of common stock under the ATM Program, for total gross proceeds of approximately $9.0 million, at an average price of $10.1288 per share. We incurred approximately $273 of costs related to the common shares issued (including a placement fee of 3.0%, or approximately $270, to H.C. Wainwright & Co., LLC), resulting in net proceeds of approximately $8.7 million.

We expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities, capital improvements and product development. We expect that our cash balance is sufficient to fund operations for the next twelve months.

As of March 31, 2022, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

The Company had $112 of additions to property and equipment during the three months ended March 31, 2022, as compared to no additions to property and equipment during the three months ended March 31, 2021.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We have various insurance policies, including cybersecurity, covering risks in amounts that we consider adequate. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. The impact of the ongoing COVID-19 pandemic, including the Omicron variant of COVID-19, which appears to be the most transmissible variant to-date, and the subvariant, BA.2, is currently indeterminable and rapidly evolving, and has affected and may continue to affect our operations and the global economy. In addition, the consequences of the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We predominately sell to customers in the industrial production and commercial construction markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets. For a further discussion of factors that may affect future operating results see the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022 (the “Evaluation Date”), the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of March 31, 2022, based on the evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022. There have been no material changes to these risks during the three months ended March 31, 2022.

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
10.1

Fourth Amendment to Employment Agreement, dated April 25, 2022, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.2

Employment Agreement, dated April 25, 2022, by and between Pioneer Power Solutions, Inc. and Wojciech (Walter) Michalec (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

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

PIONEER POWER SOLUTIONS, INC.

Date: May 16, 2022	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: May 16, 2022	/s/ Walter Michalec
Name: Walter Michalec
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)