Form 10-Q
period 2022-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2022-08-15
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 15, 2022 was 9,644,545.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2022

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$4,289	$5,625	$10,325	$9,127
Cost of goods sold	4,208	5,130	9,369	8,473
Gross profit	81	495	956	654
Operating expenses
Selling, general and administrative	2,585	1,240	4,331	2,506
Total operating expenses	2,585	1,240	4,331	2,506
Loss from operations	(2,504)	(745)	(3,375)	(1,852)
Interest income	(104)	(95)	(206)	(189)
Other expense (income), net	117	36	129	(1,307)
Loss before taxes	(2,517)	(686)	(3,298)	(356)
Income tax expense (benefit)	—	—	7	(21)
Net loss	$(2,517)	$(686)	$(3,305)	$(335)

Loss per share:
Basic	$(0.26)	$(0.08)	$(0.34)	$(0.04)
Diluted	$(0.26)	$(0.08)	$(0.34)	$(0.04)

Weighted average common shares outstanding:
Basic	9,728	8,726	9,685	8,726
Diluted	9,728	8,726	9,685	8,726

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$9,785	$9,924
Restricted cash	—	1,775
Notes receivable and accrued interest	5,993	5,778
Accounts receivable, net	5,211	2,429
Inventories	9,017	4,160
Prepaid expenses and other current assets	1,074	1,069
Total current assets	31,080	25,135
Property and equipment, net	619	516
Right-of-use assets	2,337	2,237
Other assets	80	39
Total assets	$34,116	$27,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,407	$4,159
Deferred revenue	9,289	2,423
Total current liabilities	15,696	6,582
Other long-term liabilities	1,440	1,793
Total liabilities	17,136	8,375
Commitments
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 9,644,545 and 9,640,545 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	32,573	31,840
Accumulated other comprehensive income	14	14
Accumulated deficit	(15,617)	(12,312)
Total stockholders’ equity	16,980	19,552
Total liabilities and stockholders’ equity	$34,116	$27,927

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net loss	$(3,305)	$(335)
Depreciation	73	74
Amortization of right-of-use finance leases	124	156
Amortization of imputed interest	(214)	(214)
Interest expense from PPP Loan	—	4
Gain on forgiveness of PPP Loan	—	(1,417)
Amortization of right-of-use operating leases	328	262
Change in receivable reserves	(141)	43
Proceeds from insurance receivable	—	95
Stock-based compensation	716	71
Changes in current operating assets and liabilities:
Accounts receivable	(2,642)	(1,423)
Inventories	(4,857)	(910)
Prepaid expenses and other assets	(67)	118
Income taxes	27	403
Accounts payable and accrued liabilities	1,796	1,053
Deferred revenue	6,866	1,839
Principal repayments of operating leases	(325)	(252)
Net cash used in operating activities	(1,621)	(433)

Investing activities
Additions to property and equipment	(174)	(62)
Net cash used in investing activities	(174)	(62)

Financing activities
Net proceeds from the exercise of options for common stock	17	—
Principal repayments of financing leases	(136)	(163)
Net cash used in financing activities	(119)	(163)

Decrease in cash and restricted cash	(1,914)	(658)
Cash, and restricted cash, beginning of year	11,699	7,567
Cash, and restricted cash, end of period	$9,785	$6,909

Non-cash investing and financing activities:
Acquisition of right-of-use assets and lease liabilities	551	—
Declared dividend unpaid	—	1,047

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - March 31, 2021	8,726,045	$9	$24,014	$14	$(9,794)	$14,243
Net loss	—	—	—	—	(686)	(686)
Stock-based compensation	—	—	38	—	—	38
Dividend to shareholders	—	—	(1,047)	—	—	(1,047)
Balance - June 30, 2021	8,726,045	$9	$23,005	$14	$(10,480)	$12,548

Balance - March 31, 2022	9,644,545	$10	$31,914	$14	$(13,100)	$18,838
Net loss	—	—	—	—	(2,517)	(2,517)
Stock-based compensation	—	—	659	—	—	659
Balance - June 30, 2022	9,644,545	$10	$32,573	$14	$(15,617)	$16,980

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2021	8,726,045	$9	$23,981	$14	$(10,145)	$13,859
Net loss	—	—	—	—	(335)	(335)
Stock-based compensation	—	—	71	—	—	71
Dividend to shareholders	—	—	(1,047)	—	—	(1,047)
Balance - June 30, 2021	8,726,045	$9	$23,005	$14	$(10,480)	$12,548

Balance - January 1, 2022	9,640,545	$10	$31,840	$14	$(12,312)	$19,552
Net loss	—	—	—	—	(3,305)	(3,305)
Stock-based compensation	—	—	716	—	—	716
Exercise of stock options	4,000	—	17	—	—	17
Balance - June 30, 2022	9,644,545	$10	$32,573	$14	$(15,617)	$16,980

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

June 30, 2022 (Unaudited)

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

Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of June 30, 2022. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

All dollar amounts (except share and per share data) presented in the notes to our unaudited interim consolidated financial statements are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding. ASC 740-270 requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period unless certain exceptions are met. We have used a discrete-period computation method to calculate taxes for the fiscal three and six-month periods ended June 30, 2022. Due to projected operating losses for the year, the Company anticipates that its annual effective tax rate will be 0%. As of June 30, 2022, the Company continues to provide a 100% valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of June 30, 2022, the Company had $9.8 million of cash on hand and working capital of $15.4 million. The cash on hand was generated primarily from the sale of common stock under the At The Market Sale Agreement during the year ended December 31, 2021.

We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction (as defined herein), proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance and the sale of common stock under the At The Market Sale Agreement and funding from the Payroll Protection Program. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions. We expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities, product development and capital improvements. The Company expects that its current cash balance is sufficient to fund operations for the next twelve months.

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

During the year ended December 31, 2021, the Company executed a cash collateral security agreement with a commercial bank, which agreement required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million. During the first quarter of 2022, the Company amended its agreement with the commercial bank to decrease the required amount of cash collateral by $1.3 million. On May 6, 2022, the Company received notice that the cash collateral security agreement it had executed with the commercial bank was cancelled. Upon cancellation of the cash collateral security agreement, any unpaid reimbursement obligations owing to the commercial bank were also cancelled. On May 11, 2022, the commercial bank released and transferred the remaining cash collateral of $505 to the Company. The Company had no restricted cash on the consolidated balance sheets at June 30, 2022.

The Company accounts for restricted cash under the guidance of ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and restricted cash and that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited interim consolidated statement of cash flows:

	June 30,	December 31,
	2022	2021
Cash	$9,785	$9,924
Restricted cash	—	1,775
Total cash and restricted cash as shown in the statement of cash flows	$9,785	$11,699

COVID-19

The full impact of the ongoing COVID-19 pandemic continues to evolve as the date of this report. As such, it continues to be uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. The Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to the continuing crisis, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

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

Reclassification

The following items have been reclassified in the 2021 financial statements:

The unaudited consolidated statements of cash flows contain a reclassification of the gain on the extinguishment and forgiveness of the PPP Loan from financing activities to operating activities for the six months ended June 30, 2021. Additionally, principal repayments of financing leases and the reduction in operating leases have been reclassified and presented in the applicable cash flow activity for the six months ended June 30, 2021. The inventories footnote contains a reclassification of the provision for excess and obsolete inventory and reductions to net realizable value to the applicable inventory classification at December 31, 2021.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in the Company’s accounting policies during the second quarter of 2022.

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

During the three months ended June 30, 2022 and 2021, the Company recognized $2.4 million and $3.8 of revenue at a point in time from the sale of our products, respectively. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services, which are recognized as services are delivered. The Company recognized $1.9 million of service revenue during the three months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022 and 2021, the Company recognized $6.9 million and $5.7 million of revenue at a point in time from the sale of our products, respectively. The Company recognized $3.4 million and $3.5 million of service revenue during the six months ended June 30, 2022 and 2021, respectively.

During the three months ended June 30, 2021, the Company recognized $2.0 million of revenue over time and incurred costs of $1.8 million related to a single contract. During the six months ended June 30, 2021, the Company recognized $3.1 million of revenue over time and incurred costs of $2.9 million related to a single contract. The Company did not recognize revenue over time or incur costs related to any single contract during the three and six months ended June 30, 2022.

During the three months ended June 30, 2022, the Company recognized approximately $214 of revenue that was recognized as deferred revenue at December 31, 2021, as compared to $2 of revenue during the three months ended June 30, 2021 that was recognized as deferred revenue at December 31, 2020.

During the six months ended June 30, 2022, the Company recognized approximately $2.1 million of revenue that was recognized as deferred revenue at December 31, 2021, as compared to $58 of revenue during the six months ended June 30, 2021 that was recognized as deferred revenue at December 31, 2020.

The Company manages its accounts receivable credit risk by performing credit evaluations and monitoring amounts due from the Company’s customers. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

At June 30, 2022, three customers represented approximately 34%, 26% and 15% of the Company’s accounts receivable. At December 31, 2021, two customers represented approximately 32% and 11% of the Company’s accounts receivable.

For the six months ended June 30, 2022, three customers represented approximately 17%, 14% and 11% of the Company’s revenue. For the six months ended June 30, 2021, two customers represented approximately 34% and 14% of the Company’s revenue.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during three and six months ended June 30, 2022 and 2021 were insignificant.

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Products	$2,432	$3,755	$6,934	$5,668
Services	1,857	1,870	3,391	3,459
Total revenue	$4,289	$5,625	$10,325	$9,127

See “Note 11 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q.

4. OTHER EXPENSE (INCOME)

Other expense (income) in the unaudited interim consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the three months ended June 30, 2022, other expense was $117, as compared to other expense of $36 during the three months ended June 30, 2021.

For the six months ended June 30, 2022, other expense was $129, as compared to other income of $1.3 million during the six months ended June 30, 2021. For the six months ended June 30, 2021, included in other income was a gain of $1.4 million for the extinguishment and forgiveness of the PPP Loan. See “Note 1 – Basis of Presentation in Notes to Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q for reference to the PPP Loan.

5. INVENTORIES

The components of inventories are summarized below:

	June 30,	December 31,
	2022	2021
Raw materials	$2,570	$993
Work in process	6,447	3,167
Total inventories	$9,017	$4,160

Inventories are stated at the lower of cost or a net realizable value determined on a weighted average method.

6. PROPERTY AND EQUIPMENT

Property and equipment are summarized below:

	June 30,	December 31,
	2022	2021
Machinery, vehicles and equipment	$1,404	$1,396
Furniture and fixtures	208	205
Computer hardware and software	561	541
Leasehold improvements	329	322
Construction in progress	136	—
	2,638	2,464
Less: accumulated depreciation	(2,019)	(1,948)
Total property and equipment, net	$619	$516

Depreciation expense was $37 and $37 for the three months ended June 30, 2022 and 2021, respectively.

Depreciation expense was $73 and $74 for the six months ended June 30, 2022 and 2021, respectively.

7. NOTES RECEIVABLE

In connection with the sale of the transformer business units in August 2019 (the “Equity Transaction”), amongst other consideration, we received two subordinated promissory notes in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”), subject to certain adjustments. The Seller Notes accrue interest at a rate of 4.0% per annum, with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. The Company determined the fair value of the Seller Notes based on market conditions and prevailing interest rates. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. The Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a net change to the value of the Seller Notes at June 30, 2022 of $214 for a carrying value of $6.0 million.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	June 30,	December 31,
	2022	2021
Accounts payable	$4,191	$2,089
Accrued liabilities	1,240	1,263
Current portion of lease liabilities	976	807
Total accounts payable and accrued liabilities	$6,407	$4,159

Accrued liabilities primarily consist of accrued insurance, accrued sales commissions and accrued compensation and benefits. At June 30, 2022 and December 31, 2021, accrued insurance was $160 and $481, respectively. Accrued sales commissions at June 30, 2022 and December 31, 2021 were $132 and $247, respectively. At June 30, 2022, accrued compensation and benefits were $357 compared to $270 at December 31, 2021. Accrued sales and use taxes at June 30, 2022 and December 31, 2021 were $231 and $50, respectively. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

9. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 9,644,545 and 9,640,545 shares of common stock, $0.001 par value per share, outstanding as of June 30, 2022 and December 31, 2021, respectively.

Stock-Based Compensation

A summary of stock option activity during the six months ended June 30, 2022 is as follows:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2022	647,667	$5.53
Granted	27,000	3.17
Exercised	(4,000)	4.11
Outstanding as of June 30, 2022	670,667	$5.45	6.10	$60
Exercisable as of June 30, 2022	643,667	$5.54	6.00	$60

On April 25, 2022, the Company awarded 375,000 shares of restricted stock units (“RSU”) to an employee with the following vesting terms: (i) 125,000 units on May 1, 2022, which are included in the calculation of basic EPS as of the vesting date, (ii) an additional 125,000 units on May 1, 2023, and (iii) the remaining 125,000 units on May 1, 2024, provided that the employee is employed by the Company or a subsidiary of the Company on each such vesting date. The vested RSUs will be converted into shares of the Company’s common stock no later than March 15 of the calendar year following the calendar year in which such RSUs vested. The fair value of the RSU award at the date of grant was $1.6 million.

A summary of RSU activity during the six months ended June 30, 2022, is as follows:

	Number of units	Weighted-average grant-date fair value
Unvested restricted stock units as of January 1, 2022	—	$—
Units granted	375,000	1,631
Units vested	(125,000)	(544)
Units forfeited	—	—
Unvested restricted stock units as of June 30, 2022	250,000	$1,087

As of June 30, 2022, there were 498,000 shares available for future grants under the Company’s 2021 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three and six months ended June 30, 2022 was approximately $658 and $716, respectively. Stock-based compensation expense recorded for the three and six months ended June 30, 2021 was approximately $38 and $71, respectively. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying interim consolidated statements of operations. At June 30, 2022, there was approximately $1.0 million of stock-based compensation expense remaining to be recognized in the interim consolidated statements of operations over a weighted average remaining period of 1.8 years.

10. BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share is calculated based on the weighted average number of vested shares outstanding even if such shares are not legally outstanding during the period. The Company’s employee and director equity awards, as well as incremental shares issuable upon exercise of warrants, are not considered in the calculations if the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(2,517)	$(686)	$(3,305)	$(335)

Denominator:
Weighted average basic shares outstanding	9,728	8,726	9,685	8,726
Effect of dilutive securities - equity based compensation plans	—	—	—	—
Denominator for diluted net loss per common share	9,728	8,726	9,685	8,726

Net loss per common share:
Basic	$(0.26)	$(0.08)	$(0.34)	$(0.04)
Diluted	$(0.26)	$(0.08)	$(0.34)	$(0.04)

As of June 30, 2022 and 2021, diluted loss per share excludes 921 and 674 potentially dilutive common shares related to equity awards, as their effect was anti-dilutive.

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

The following tables present information about segment loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
T&D Solutions
Power Systems	$1,969	$3,596	$5,356	$4,983
Service	—	—	10	—
	1,969	3,596	5,366	4,983
Critical Power Solutions
Equipment	463	159	1,578	685
Service	1,857	1,870	3,381	3,459
	2,320	2,029	4,959	4,144
Consolidated	$4,289	$5,625	$10,325	$9,127

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Depreciation and amortization
T&D Solutions	$11	$18	$21	$35
Critical Power Solutions	92	62	162	181
Unallocated corporate overhead expenses	7	7	14	14
Consolidated	$110	$87	$197	$230

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating loss
T&D Solutions	$(424)	$(125)	$(383)	$(564)
Critical Power Solutions	(757)	(42)	(911)	(126)
Unallocated corporate overhead expenses	(1,323)	(578)	(2,081)	(1,162)
Consolidated	$(2,504)	$(745)	$(3,375)	$(1,852)

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
United States	$4,289	$5,625	$10,325	$9,127

12. LEASES

The Company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms ranging from less than 1 year to 5 years some of which contain options to extend up to 5 years. As of June 30, 2022 and December 31, 2021, assets recorded under finance leases were $1.2 million and $1.6 million, respectively, and accumulated amortization associated with finance leases were $420 and $1.1 million, respectively.

As of June 30, 2022 and December 31, 2021, assets recorded under operating leases were $2.5 million and $3.9 million, respectively, and accumulated amortization associated with operating leases were $1.0 million and $2.3 million, respectively. During the three months ended June 30, 2022, the Company executed two finance lease agreements for equipment at its Champlin, Minnesota location. After adjusting for a weighted average discount rate, the Company recognized a right-of-use asset and lease liability of approximately $395 within the consolidated balance sheets.

The components of the lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$188	$142	$375	$284

Finance lease cost
Amortization of right-of-use asset	$73	$50	$124	$156
Interest on lease liabilities	11	10	21	21
Total finance lease cost	$84	$60	$145	$177

Other information related to leases was as follows:

Supplemental Cash Flows Information

	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$372	$272
Operating cash flow payments for finance leases	21	21
Financing cash flow payments for finance leases	135	163
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities arising from obtaining right of use assets	551	—

Weighted Average Remaining Lease Term

	June 30,
	2022	2021
Operating leases	2 years	4 years
Finance leases	3 years	2 years

Weighted Average Discount Rate

	June 30,
	2022	2021
Operating leases	5.50%	5.50%
Finance leases	6.56%	6.80%

Future minimum lease payments under non-cancellable leases as of June 30, 2022 were as follows:

	Operating	Finance
	Leases	Leases
2022	$369	$147
2023	670	388
2024	508	158
2025	95	174
Thereafter	24	108
Total future minmum lease payments	1,666	975
Less imputed interest	(113)	(112)
Total future minmum lease payments	$1,553	$863

Reported as of June 30, 2022:

	Operating	Finance
	Leases	Leases
Right-of-use assets	$1,511	$826

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$631	$345
Other long-term liabilities	922	518
Total	$1,553	$863

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

Termination Agreement

On June 3, 2022, the Company and CleanSpark Inc., a Nevada corporation (“CleanSpark”), entered into a termination agreement (the “Termination Agreement”) to terminate the Distribution Agreement dated May 31, 2021, by and between the Company and CleanSpark (the “Distribution Agreement”), pursuant to which CleanSpark served as the Company’s exclusive distributor of parallel switchgears, automatic transfer switches and related products (the “Products”). Pursuant to the Termination Agreement, the Company agreed to, amongst others, (i) release CleanSpark from further liabilities due under the Distribution Agreement, including for certain future amounts due under the Distribution Agreement and certain accounts payable invoices, (ii) assume the responsibility of billing and collecting payment from Enchanted Rock Electric, LLC, a third party and mutual client of both the Company and CleanSpark for all open sales orders amounts under its outstanding agreements for Products that have or will be manufactured by the Company, and (iii) return portions of certain deposits advanced to the Company pursuant to the Distribution Agreement.

CleanSpark additionally transferred the services and maintenance agreements and associated rights and liabilities it had related to switchgear products manufactured by the Company, and the Company assumed all liability and responsibility for all claims of the Products including, but not limited to, all repairs, defects, and warranty liability of the Products that were previously manufactured by the Company and then distributed or sold by CleanSpark.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. There were no material changes to our accounting policies during the six months ended June 30, 2022.

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

Our summary of operating results during the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
T&D Solutions	$1,969	$3,596	$5,366	$4,983
Critical Power Solutions	2,320	2,029	4,959	4,144
Consolidated	4,289	5,625	10,325	9,127
Cost of goods sold
T&D Solutions	2,130	3,442	5,151	4,997
Critical Power Solutions	2,078	1,688	4,218	3,476
Consolidated	4,208	5,130	9,369	8,473
Gross profit	81	495	956	654
Selling, general and administrative expenses	2,557	1,215	4,277	2,456
Depreciation and amortization expense	28	25	54	50
Total operating expenses	2,585	1,240	4,331	2,506
Operating loss from continuing operations	(2,504)	(745)	(3,375)	(1,852)
Interest income	(104)	(95)	(206)	(189)
Other expense (income)	117	36	129	(1,307)
Loss income before taxes	(2,517)	(686)	(3,298)	(356)
Income tax expense (benefit)	—	—	7	(21)
Net loss	$(2,517)	$(686)	$(3,305)	$(335)

Backlog

Our backlog is based on firm orders from our customers expected to be delivered in the future, most of which is expected to occur during the next twelve months. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. At June 30, 2022, backlog from our e-Bloc power systems solutions was approximately $15 million, or 60% of the total backlog.

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2022	2022	2021	2021	2021
T&D Solutions	$20,018	$18,732	$17,499	$5,032	$6,501
Critical Power Solutions	5,141	5,222	5,349	5,823	6,225
Total order backlog	$25,159	$23,954	$22,848	$10,855	$12,726

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	Variance	%	2022	2021	Variance	%
T&D Solutions
Power Systems	$1,969	$3,596	$(1,627)	(45.2)	$5,356	$4,983	$373	7.5
Service	—	—	—	—	10	—	10	—
	1,969	3,596	(1,627)	(45.2)	5,366	4,983	383	7.7
Critical Power Solutions
Equipment	463	159	304	191.2	1,578	685	893	130.4
Service	1,857	1,870	(13)	(0.7)	3,381	3,459	(78)	(2.3)
	2,320	2,029	291	14.3	4,959	4,144	815	19.7
Total revenue	$4,289	$5,625	$(1,336)	(23.8)	$10,325	$9,127	$1,198	13.1

For the three months ended June 30, 2022, our consolidated revenue decreased by $1.3 million, or 23.8%, to $4.3 million, down from $5.6 million during the three months ended June 30, 2021, primarily due to a decrease in sales of our power systems from our T&D Solutions segment.

For the six months ended June 30, 2022, our consolidated revenue increased by $1.2 million, or 13.1%, to $10.3 million, up from $9.1 million during the six months ended June 30, 2021, primarily due to an increase in sales of equipment from both the T&D Solutions and Critical Power segments.

T&D Solutions. During the three months ended June 30, 2022, revenue for our power systems product lines decreased by $1.6 million, or 45.2%, as compared to the three months ended June 30, 2021, primarily due to decreased sales of our medium and low voltage power systems.

During the six months ended June 30, 2022, revenue for our power systems product lines increased by $373, or 7.5%, as compared to the six months ended June 30, 2021, primarily due to increased sales of our e-Bloc power systems and automatic transfer switches and a decrease in sales of our medium voltage power systems.

Critical Power. For the three months ended June 30, 2022, revenue for our equipment sales increased by $304, or 191.2%, as compared to the three months ended June 30, 2022, primarily due to increased sales of our refurbished generation equipment and the recognition of $129 of sales from our suite of e-Boost products.

During the three months ended June 30, 2022, our service revenue decreased by $13, or 0.7%, as compared to the three months ended June 30, 2021.

For the six months ended June 30, 2022, revenue for our equipment sales increased by $893, or 130.4%, as compared to the six months ended June 30, 2021, mainly due to increased sales of our refurbished generation equipment and the recognition of $917 of revenue from shipments of our suite of e-Boost products.

For the six months ended June 30, 2022, our service revenue decreased by $78, or 2.3%, as compared to the six months ended June 30, 2021, primarily due to the cyclicality of our preventative maintenance schedules.

Gross (Loss) Profit and Gross Margin

The following table represents our gross (loss) profit by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	Variance	%	2022	2021	Variance	%
T&D Solutions
Gross (loss) profit	$(161)	$154	$(315)	204.5	$215	$(14)	$229	1,635.7
Gross margin %	(8.2)	4.3	(12.5)		4.0	(0.3)	4.3

Critical Power Solutions
Gross profit	242	341	(99)	(29.0)	741	668	73	10.9
Gross margin %	10.4	16.8	(6.4)		14.9	16.1	(1.2)

Consolidated gross profit	$81	$495	$(414)	(83.6)	$956	$654	$302	46.2
Consolidated gross margin %	1.9	8.8	(6.9)		9.3	7.2	2.1

For the three months ended June 30, 2022, our consolidated gross margin was 1.9% of revenues, compared to 8.8% during the three months ended June 30, 2021.

For the six months ended June 30, 2022, our consolidated gross margin was 9.3% of revenues, compared to 7.2% during the six months ended June 30, 2021.

T&D Solutions. For the three months ended June 30, 2022, our gross margin percentage decreased by 12.5%, from 4.3% to (8.2)%, as compared to the three months ended June 30, 2021. The decrease was primarily due to decreased sales of our medium and low voltage power systems and the sale of stock inventory at a loss.

For the six months ended June 30, 2022, our gross margin percentage increased by 4.3%, from (0.3)% to 4.0%, as compared to the six months ended June 30, 2021. The increase in our gross margin percentage was primarily due to increased sales of our e-Bloc power systems and automatic transfer switches, a favorable sales mix and improved productivity from our manufacturing facility.

Critical Power. For the three months ended June 30, 2022, our gross margin decreased by 6.4%, to 10.4%, from 16.8% for the three months ended June 30, 2021, primarily due to an unfavorable sales mix and an increase in overhead costs.

For the six months ended June 30, 2022, our gross margin decreased by 1.2%, to 14.9%, from 16.1% for the six months ended June 30, 2021.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	Variance	%	2022	2021	Variance	%
T&D Solutions
Selling, general and administrative expense	$261	$274	$(13)	(4.7)	$595	$538	$57	10.6
Depreciation and amortization expense	2	5	(3)	(60.0)	3	11	(8)	(72.7)
Segment operating expense	$263	$279	$(16)	(5.7)	$598	$549	$49	8.9

Critical Power Solutions
Selling, general and administrative expense	$980	$370	$610	164.9	$1,615	$770	$845	109.7
Depreciation and amortization expense	19	13	6	46.2	37	25	12	48.0
Segment operating expense	$999	$383	$616	160.8	$1,652	$795	$857	107.8

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$1,316	$571	$745	130.5	$2,067	$1,148	$919	80.1
Depreciation and amortization expense	7	7	—	—	14	14	—	—
Segment operating expense	$1,323	$578	$745	128.9	$2,081	$1,162	$919	79.1

Consolidated
Selling, general and administrative expense	$2,557	$1,215	$1,342	110.5	$4,277	$2,456	$1,821	74.1
Depreciation and amortization expense	28	25	3	12.0	54	50	4	8.0
Consolidated operating expense	$2,585	$1,240	$1,345	108.5	$4,331	$2,506	$1,825	72.8

Selling, General and Administrative Expense. For the three months ended June 30, 2022, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $1.3 million, or 110.5%, to $2.6 million, due to an increase in payroll related costs, including stock-based compensation, and product development costs related to our e-Boost and e-Bloc initiatives, as compared to $1.2 million during the three months ended June 30, 2021. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, increased to 59.6% during the three months ended June 30, 2021, as compared to 21.6% in the three months ended June 30, 2021.

For the six months ended June 30, 2022, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $1.8 million, or 71.1%, to $4.3 million, as compared to $2.5 million during the six months ended June 30, 2021, primarily due to an increase in payroll related costs, including stock-based compensation, and product development costs related to our e-Boost and e-Bloc initiatives. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, increased to 41.4% during the six months ended June 30, 2022, as compared to 26.9% during the six months ended June 30, 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the three months ended June 30, 2022, consolidated depreciation and amortization expense increased by $3, or 12.0%, as compared to the three months ended June 30, 2021.

For the six months ended June 30, 2022, consolidated depreciation and amortization expense increased by $4, or 8.0%, as compared to the six months ended June 30, 2021.

Operating Loss

The following table represents our operating loss by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	Variance	%	2022	2021	Variance	%
T&D Solutions	$(424)	$(125)	$(299)	(239.2)	$(383)	$(564)	$181	32.1
Critical Power Solutions	(757)	(42)	(715)	(1,702.4)	(911)	(126)	(785)	(623.0)
Unallocated corporate overhead expenses	(1,323)	(578)	(745)	(128.9)	(2,081)	(1,162)	(919)	(79.1)
Total operating loss	$(2,504)	$(745)	$(1,759)	236.1	$(3,375)	$(1,852)	$(1,523)	(82.2)

T&D Solutions. Operating loss from our T&D Solutions segment increased by $299, or 239.2%, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due a decrease in sales of our power systems, an increase in product development costs related to our e-Bloc initiative and the sale of stock inventory at a loss during the three months ended June 30, 2022.

For the six months ended June 30, 2022, operating loss from our T&D Solutions segment decreased by $181, or 32.1%, as compared to an operating loss of $564 during the six months ended June 30, 2021, primarily due to an increase in sales of our power systems, a favorable sales mix and improved productivity from our manufacturing facility.

Critical Power. Operating loss for the Critical Power segment increased by $715, or 1,702.4% during the three months ended June 30, 2022, primarily due to recognizing product development and promotion fees related to our e-Boost initiative during the three months ended June 30, 2022, as compared to no product development or promotion fees recognized during the three months ended June 30, 2021.

For the six months ended June 30, 2022, operating loss from our Critical Power segment increased by $785, or 623.0% during the six months ended June 30, 2022, primarily due to recognizing product development and promotion fees related to our e-Boost initiative during the six months ended June 30, 2022, as compared to no product development or promotion fees recognized during the six months ended June 30, 2021.

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

During the three months ended June 30, 2022, our unallocated corporate overhead expense increased by $745, or 128.9%, as compared to the three months ended June 30, 2021, primarily due to an increase in payroll related expenses, including stock-based compensation, and business travel related costs.

During the six months ended June 30, 2022, our unallocated corporate overhead expense increased by $919, or 79.1%, as compared to the six months ended June 30, 2021, primarily due to an increase in payroll related expenses, including stock-based compensation, professional fees and business travel related costs.

Non-Operating (Income) Expense

Interest Income. For the three and six months ended June 30, 2022, the Company had interest income of approximately $104 and $206, respectively, as compared to interest income of approximately $95 and $189 during the three and six months ended June 30, 2021, respectively. We generate the majority of our interest income from the Seller Notes we received from the sale of the transformer business units in August 2019 and our cash on hand.

Other Expense (Income). Other expense (income) in the unaudited interim consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. During the three months ended June 30, 2022, other expense was $117, as compared to other expense of $36 during the three months ended June 30, 2021.

During the six months ended June 30, 2022, other expense was $129, as compared to other income of $1.3 million during the six months ended June 30, 2021. For the six months ended June 30, 2021, included in other income was a gain of $1.4 million for the extinguishment and forgiveness of the PPP Loan.

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

Under the terms of the PPP Loan, the Company was eligible for full or partial loan forgiveness. The Company received full forgiveness of the PPP Loan during the six months ended June 30, 2021 and recognized a $1.4 million gain on extinguishment and forgiveness of debt in other income.

Income Tax Expense (Benefit). Our effective income tax rate for the three months ended June 30, 2022 and 2021 was 0.0%.

For the six months ended June 30, 2022, our effective income tax rate was (0.2)%, as compared to an income tax rate of 5.9% during the six months ended June 30, 2021, as set forth below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Variance	2022	2021	Variance
Loss income before income taxes	$(2,517)	$(686)	$(1,831)	$(3,298)	$(356)	$(2,942)
Income tax expense (benefit)	—	—	—	7	(21)	28
Effective income tax rate %	—	—	—	(0.2)	5.9	(6.1)

Net Loss per Share

We generated a net loss of $2.5 million during the three months ended June 30, 2022, as compared to net loss of $686 during the three months ended June 30, 2021.

Our net loss per basic and diluted share for the three months ended June 30, 2022 was $0.26, as compared to net loss per basic and diluted share of $0.08 for the three months ended June 30, 2021.

We generated a net loss of $3.3 million during the six months ended June 30, 2022, as compared to net loss of $335 during the six months ended June 30, 2021.

Our net loss per basic and diluted share for the six months ended June 30, 2022 was $0.34, as compared to net loss per basic and diluted share of $0.04 for the six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

General. At June 30, 2022, we had $9.8 million of cash on hand generated primarily from the sale of common stock under the At The Market Sale Agreement (the “ATM Program”). We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance, proceeds from the sale of common stock under the ATM Program and funding from the Payroll Protection Program. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited interim consolidated statement of cash flows:

	June 30,	December 31,
	2022	2021
Cash	$9,785	$9,924
Restricted cash	—	1,775
Total cash and restricted cash as shown in the statement of cash flows	$9,785	$11,699

The full impact of the ongoing COVID-19 pandemic continues to evolve as the date of this report. As such, it continues to be uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. The Company has been able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to the continuing crisis, the Company is not able to estimate the full effects of the COVID-19 pandemic at this time, however, if the pandemic continues, it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

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

Under the terms of the PPP Loan, the Company was eligible for full or partial loan forgiveness. During the six months ended June 30, 2021, the Company received full forgiveness of the PPP Loan and recognized a $1.4 million gain on extinguishment and forgiveness of debt as other income in the audited consolidated statements of operations.

Cash Used in Operating Activities. Cash used in our operating activities was $1.6 million during the six months ended June 30, 2022, as compared to cash used in our operating activities of $433 during the six months ended June 30, 2021. The increase in cash used in operating activities is primarily due to working capital fluctuations.

Cash Used in Investing Activities. Cash used in investing activities during the six months ended June 30, 2022 was $174, as compared to $62 of cash used in investing activities during the six months ended June 30, 2021. Additions to property and equipment during the six months ended June 30, 2022 were $198, as compared to $62 additions to property and equipment during the six months ended June 30, 2021.

Cash Used in Financing Activities. Cash used in our financing activities was $119 during the six months ended June 30, 2022, as compared to $163 during the six months ended June 30, 2021. The primary use of cash in financing activities for the six months ended June 30, 2022 and 2021 was repayments of financing leases.

Working Capital. As of June 30, 2022, we had working capital of $15.4 million, including $9.8 million of cash, compared to working capital of $18.6 million, including $9.9 million of cash and $1.8 million of restricted cash at December 31, 2021.

Assessment of Liquidity. At June 30, 2022, we had $9.8 million of cash on hand generated primarily from the sale of common stock under the ATM Program during the year ended December 31, 2021. We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance, proceeds from the sale of common stock under the ATM Program and funding from the Payroll Protection Program. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions.

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

On November 8, 2021, we sold 888,500 shares of common stock under the ATM Program, for total gross proceeds of approximately $9.0 million, at an average price of $10.1288 per share. We incurred approximately $273 of costs related to the common shares issued (including a placement fee of 3.0%, or approximately $270, to H.C. Wainwright & Co., LLC), resulting in net proceeds of approximately $8.7 million. On December 13, 2021, we filed a new sales agreement prospectus supplement related to the Registration Statement, which covers the offering, issuance and sale of up to a maximum aggregate offering price of $8.6 million of common stock that may be issued and sold under the At The Market Sale Agreement. We did not sell any shares of common stock under the new sales agreement prospectus supplement during the six months ended June 30, 2022. As of June 30, 2022, $8.6 million of common stock remained available for issuance under the ATM Program.

During the year ended December 31, 2021, we executed a cash collateral security agreement with a commercial bank, which agreement required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million. During the first quarter of 2022, we amended our agreement with the commercial bank to decrease the required amount of cash collateral by $1.3 million. On May 6, 2022, we received notice that the cash collateral security agreement we had executed with the commercial bank was cancelled. Upon cancellation of the cash collateral security agreement, any unpaid reimbursement obligations owing to the commercial bank were also cancelled. On May 11, 2022, the commercial bank released and transferred the remaining cash collateral of $505. We had no restricted cash on the consolidated balance sheets at June 30, 2022.

We expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities, capital improvements and product development. We expect that product development and promotional activities related to our new initiatives will continue in the near future and expect to continue to incur costs related to such activities. We expect that our cash balance is sufficient to fund operations for the next twelve months.

As of June 30, 2022, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

The Company had $198 of additions to property and equipment during the six months ended June 30, 2022, as compared to $62 of additions to property and equipment during the six months ended June 30, 2021.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We have various insurance policies, including cybersecurity, covering risks in amounts that we consider adequate. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. The impact of the ongoing COVID-19 pandemic, including the Omicron variant of COVID-19, which appears to be the most transmissible variant to-date, and the subvariant, BA.5, is currently indeterminable and rapidly evolving, and has affected and may continue to affect our operations and the global economy. In addition, the consequences of the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We predominately sell to customers in the industrial production and commercial construction markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets. For a further discussion of factors that may affect future operating results see the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022 (the “Evaluation Date”), the end of the period covered by this Quarterly Report on Form 10-Q. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of June 30, 2022, based on the evaluation of these disclosure controls and procedures, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022, and are supplemented with the following revised risk factors:

We currently derive a significant portion of our revenues from a few customers. Material or significant loss of business from these customers could have an adverse effect on our business, financial condition and operating results.

We currently derive a large portion of our revenues from a few customers, and material or significant loss of business from these customers could have a significant impact on our results of operations. As of June 30, 2022, three customers accounted for approximately 42% of our sales: CleanSpark accounted for approximately 14%, which were revenues recorded prior to the termination of the Distribution Agreement on June 3, 2022; Enchanted Rock, LLC became one of our largest customers following the termination of the Distribution Agreement and accounted for approximately 11%; and a utility company based in California accounted for approximately 17%. We expect that, following the termination of the Distribution Agreement, Enchanted Rock, LLC will constitute a large portion of our business, and material or significant loss of business from this customer could have an adverse effect on our business, financial condition and operating results.

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

EXHIBIT INDEX

Exhibit No.	Description
10.1	Fourth Amendment to Employment Agreement, dated April 25, 2022, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.2	Employment Agreement, dated April 25, 2022, by and between Pioneer Power Solutions, Inc. and Wojciech (Walter) Michalec (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).
10.3	Termination Agreement, dated as of June 3, 2022, between Pioneer Power Solutions, Inc. and CleanSpark, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE* 104

Inline XBRL Instance Document.

Inline XBRL Taxonomy Extension Schema Document.

Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Inline XBRL Taxonomy Extension Definition Linkbase Document.

Inline XBRL Taxonomy Extension Labels Linkbase Document.

Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: August 15, 2022	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: August 15, 2022	/s/ Walter Michalec
Name: Walter Michalec
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)