Form 10-Q
period 2022-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2022-11-14
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 14, 2022 was 9,644,545.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2022

TABLE OF CONTENTS

 PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$6,251	$5,685	$17,476	$14,813
Cost of goods sold	5,390	4,972	15,629	13,445
Gross profit	861	713	1,847	1,368
Operating expenses
Selling, general and administrative	2,305	1,231	6,636	3,738
Total operating expenses	2,305	1,231	6,636	3,738
Loss from operations	(1,444)	(518)	(4,789)	(2,370)
Interest income	(116)	(99)	(322)	(288)
Other (income) expense, net	(17)	13	112	(1,294)
Loss before taxes	(1,311)	(432)	(4,579)	(788)
Income tax expense (benefit)	—	2	7	(19)
Net loss	$(1,311)	$(434)	$(4,586)	$(769)

Loss per share:
Basic	$(0.13)	$(0.05)	$(0.47)	$(0.09)
Diluted	$(0.13)	$(0.05)	$(0.47)	$(0.09)

Weighted average common shares outstanding:
Basic	9,770	8,726	9,713	8,726
Diluted	9,770	8,726	9,713	8,726

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$7,210	$9,924
Restricted cash	—	1,775
Notes receivable and accrued interest	6,100	5,778
Accounts receivable, net	3,822	2,429
Inventories	8,479	4,160
Prepaid expenses and other current assets	840	1,069
Total current assets	26,451	25,135
Property and equipment, net	794	516
Right-of-use assets	2,116	2,237
Other assets	84	39
Total assets	$29,445	$27,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,678	$4,159
Deferred revenue	6,621	2,423
Total current liabilities	12,299	6,582
Other long-term liabilities	1,304	1,793
Total liabilities	13,603	8,375
Commitments
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 30,000,000 shares authorized; 9,644,545 and 9,640,545 shares issued and outstanding on September 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	32,716	31,840
Accumulated other comprehensive income	14	14
Accumulated deficit	(16,898)	(12,312)
Total stockholders’ equity	15,842	19,552
Total liabilities and stockholders’ equity	$29,445	$27,927

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net loss	$(4,586)	$(769)
Depreciation	113	110
Amortization of right-of-use finance leases	177	219
Amortization of imputed interest	(321)	(321)
Interest expense from PPP Loan	—	4
Gain on forgiveness of PPP Loan	—	(1,417)
Amortization of right-of-use operating leases	495	421
Change in receivable reserves	(140)	68
Proceeds from insurance receivable	—	95
Stock-based compensation	859	129
Changes in current operating assets and liabilities:
Accounts receivable	(1,253)	(758)
Inventories	(4,319)	(1,097)
Prepaid expenses and other assets	167	247
Income taxes	24	401
Accounts payable and accrued liabilities	1,141	541
Deferred revenue	4,198	1,549
Principal repayments of operating leases	(491)	(413)
Net cash used in operating activities	(3,936)	(991)

Investing activities
Additions to property and equipment	(391)	(156)
Net cash used in investing activities	(391)	(156)

Financing activities
Net proceeds from the exercise of options for common stock	17	—
Dividend paid to shareholders	—	(1,047)
Principal repayments of financing leases	(179)	(226)
Net cash used in financing activities	(162)	(1,273)

Decrease in cash and restricted cash	(4,489)	(2,420)
Cash, and restricted cash, beginning of year	11,699	7,567
Cash, and restricted cash, end of period	$7,210	$5,147

Non-cash investing and financing activities:
Acquisition of right-of-use assets and lease liabilities	551	1,418

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statement of Stockholders' Equity

(In thousands, except per share data)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance - June 30, 2021	8,726,045	$9	$23,005	$14	$(10,480)	$12,548
Net loss	—	—	—	—	(434)	(434)
Stock-based compensation	—	—	58	—	—	58
Balance - September 30, 2021	8,726,045	$9	$23,063	$14	$(10,914)	$12,172

Balance - June 30, 2022 (Revised)	9,644,545	$10	$32,573	$14	$(15,587)	$17,010
Net loss	—	—	—	—	(1,311)	(1,311)
Stock-based compensation	—	—	143	—	—	143
Balance - September 30, 2022	9,644,545	$10	$32,716	$14	$(16,898)	$15,842

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2021	8,726,045	$9	$23,981	$14	$(10,145)	$13,859
Net loss	—	—	—	—	(769)	(769)
Stock-based compensation	—	—	129	—	—	129
Dividend to shareholders	—	—	(1,047)	—	—	(1,047)
Balance - September 30, 2021	8,726,045	$9	$23,063	$14	$(10,914)	$12,172

Balance - January 1, 2022	9,640,545	$10	$31,840	$14	$(12,312)	$19,552
Net loss	—	—	—	—	(4,586)	(4,586)
Stock-based compensation	—	—	859	—	—	859
Exercise of stock options	4,000	—	17	—	—	17
Balance - September 30, 2022	9,644,545	$10	$32,716	$14	$(16,898)	$15,842

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

September 30, 2022 (Unaudited)

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

Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of September 30, 2022. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

All dollar amounts (except share and per share data) presented in the notes to our unaudited interim consolidated financial statements are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding. ASC 740-270 requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period unless certain exceptions are met. We have used a discrete-period computation method to calculate taxes for the fiscal three and nine-month periods ended September 30, 2022. Due to projected operating losses for the year, the Company anticipates that its annual effective tax rate will be 0%. As of September 30, 2022, the Company continues to provide a 100% valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of September 30, 2022, the Company had $7.2 million of cash on hand and working capital of $14.2 million. The cash on hand was generated primarily from the sale of common stock under the At The Market Sale Agreement during the year ended December 31, 2021.

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

During the year ended December 31, 2021, the Company executed a cash collateral security agreement with a commercial bank, which agreement required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million. During the first quarter of 2022, the Company amended its agreement with the commercial bank to decrease the required amount of cash collateral by $1.3 million. On May 6, 2022, the Company received notice that the cash collateral security agreement it had executed with the commercial bank was cancelled. Upon cancellation of the cash collateral security agreement, any unpaid reimbursement obligations owing to the commercial bank were also cancelled. On May 11, 2022, the commercial bank released and transferred the remaining cash collateral of $505 to the Company. The Company had no restricted cash on the consolidated balance sheets at September 30, 2022.

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited interim consolidated statement of cash flows:

	September 30,	December 31,
	2022	2021
Cash	$7,210	$9,924
Restricted cash	—	1,775
Total cash and restricted cash as shown in the statement of cash flows	$7,210	$11,699

COVID-19

The full impact of the COVID-19 pandemic and its ongoing effects continues to evolve as the date of this report. As such, it continues to be uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. The Company was able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic, its ongoing effects, and the global responses to the continuing crisis, the Company is not able to estimate the full effects of the COVID-19 pandemic and its ongoing effects at this time, however, if the ongoing effects of the COVID-19 pandemic continue or worsen, it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity.

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

Reclassification

The following items have been reclassified in the 2021 financial statements:

The unaudited consolidated statements of cash flows contain a reclassification of the gain on the extinguishment and forgiveness of the PPP Loan from financing activities to operating activities for the nine months ended September 30, 2021. Additionally, principal repayments of financing leases and the reduction in operating leases have been reclassified and presented in the applicable cash flow activity for the nine months ended September 30, 2021. The inventories footnote contains a reclassification of the provision for excess and obsolete inventory and reductions to net realizable value to the applicable inventory classification at December 31, 2021.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in the Company’s accounting policies during the third quarter of 2022.

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

Revenue from the sale of our electric power systems is recognized either over time or at a point in time and substantially all of our revenue from the sale of power generation equipment is recognized at a point in time. Revenues are recognized at the point in time that the customer obtains control of the good, which is when it has taken title to the products and has assumed the risks and rewards of ownership specified in the purchase order or sales agreement. Certain sales of highly customized electrical power systems are recognized over time when such equipment has no alternative use and the Company has an enforceable right to payment for performance completed to date. Revenue for such agreements is recognized under the input method based on either cost or direct labor hours incurred relative to the estimated cost or direct labor hours expected to be consumed to complete the project. Under the cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. Recognition of profit on a contract requires estimates of the total cost at completion and transaction price and the measurement of progress towards completion. Due to the nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. When adjustments in estimated total costs at completion or in estimated total transaction price are determined, the related impact on income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.

During the three months ended September 30, 2022 and 2021, the Company recognized $1.8 million and $3.4 million of revenue at a point in time, respectively, from the sale of our electric power systems and power generation equipment. During the nine months ended September 30, 2022 and 2021, the Company recognized $8.7 million and $6.0 million of revenue at a point in time, respectively, from the sale of our products.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services, which are recognized as services are delivered. The Company recognized $2.1 million and $2.0 million of service revenue during the three months ended September 30, 2022 and 2021, respectively. The Company recognized $5.4 million and $5.5 million of service revenue during the nine months ended September 30, 2022 and 2021, respectively.

During the three months ended September 30, 2022 and 2021, the Company recognized $2.4 million and $262 of revenue over time and incurred costs of $2.0 million and $227, respectively, related to a single contract. During the nine months ended September 30, 2022 and 2021, the Company recognized $3.3 million and $3.4 million of revenue over time and incurred costs of $2.9 million and $3.1 million, respectively, related to a single contract.

During the three months ended September 30, 2022, the Company recognized approximately $81 of revenue that was recognized as deferred revenue at December 31, 2021, as compared to $225 of revenue during the three months ended September 30, 2021 that was recognized as deferred revenue at December 31, 2020.

During the nine months ended September 30, 2022, the Company recognized approximately $2.1 million of revenue that was recognized as deferred revenue at December 31, 2021, as compared to $284 of revenue during the nine months ended September 30, 2021 that was recognized as deferred revenue at December 31, 2020.

There was no revenue recognized during the three and nine months ended September 30, 2022 and 2021 from performance obligations satisfied in prior periods.

The Company manages its accounts receivable credit risk by performing credit evaluations and monitoring amounts due from the Company’s customers. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

At September 30, 2022, three customers represented approximately 40%, 21% and 13% of the Company’s accounts receivable. At December 31, 2021, two customers represented approximately 32% and 11% of the Company’s accounts receivable.

For the nine months ended September 30, 2022, two customers represented approximately 31% and 12% of the Company’s revenue. For the nine months ended September 30, 2021, two customers represented approximately 23% and 22% of the Company’s revenue.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during three and nine months ended September 30, 2022 and 2021 were insignificant.

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Products	$4,198	$3,690	$12,032	$9,359
Services	2,053	1,995	5,444	5,454
Total revenue	$6,251	$5,685	$17,476	$14,813

See “Note 12 - Business Segment and Geographic Information in Notes to Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q.

4. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of our consolidated interim financial statements for the quarter ended September 30, 2022, we completed an analysis of one of our customer contracts under ASC 606 and, as a result, we determined that the performance obligations are satisfied over time. See “Note 3 – Revenues in Notes to Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q. As a result of the analysis, we identified additional revenues to be recognized of $326 and $574 related to the three months ended March 31, 2022 and June 30, 2022, respectively, along with the additional related cost of revenues of $278 and $592, respectively.

The following tables reconcile the balances as previously reported in the Quarterly Reports on Form 10-Q as of and for the three months ended March 31, 2022 and as of and for the three and six months ended June 30, 2022 to the as revised balances:

	For The Three Months Ended
	March 31, 2022
Condensed Consolidated Statements of Operations (Unaudited)	As Reported	Adjustment	As Revised
Revenues	$6,036	$326	$6,362
Cost of goods sold	$5,161	$278	$5,439
Gross profit	$875	$48	$923
Net loss	$(788)	$48	$(740)
Loss per share - basic and diluted	$(0.08)	—	$(0.08)
Weighted average common shares outstanding - basic and diluted	9,641	—	9,641

	For The Three Months Ended
	June 30, 2022
Condensed Consolidated Statements of Operations (Unaudited)	As Reported	Adjustment	As Revised
Revenues	$4,289	$574	$4,863
Cost of goods sold	$4,208	$592	$4,800
Gross profit	$81	$(19)	$62
Net loss	$(2,517)	$(19)	$(2,536)
Loss per share - basic and diluted	$(0.26)	—	$(0.26)
Weighted average common shares outstanding - basic and diluted	9,728	—	9,728

	For The Six Months Ended
	June 30, 2022
Condensed Consolidated Statements of Operations (Unaudited)	As Reported	Adjustment	As Revised
Revenues	$10,325	$900	$11,225
Cost of goods sold	$9,369	$870	$10,239
Gross profit	$956	$30	$986
Net loss	$(3,305)	$30	$(3,275)
Loss per share - basic and diluted	$(0.34)	—	$(0.34)
Weighted average common shares outstanding - basic and diluted	9,685	—	9,685

	March 31, 2022
Condensed Consolidated Balance Sheet (Unaudited)	As Reported	Adjustment	As Revised
Total current assets	$32,162	$(278)	$31,884
Total assets	34,983	(278)	34,705
Total current liabilities	14,719	(326)	14,393
Total liabilities	16,145	(326)	15,819
Total stockholders’ equity	18,838	48	18,886

	June 30, 2022
Condensed Consolidated Balance Sheet (Unaudited)	As Reported	Adjustment	As Revised
Total current assets	$31,080	$(870)	$30,210
Total assets	34,116	(870)	33,246
Total current liabilities	15,696	(900)	14,796
Total liabilities	17,136	(900)	16,236
Total stockholders’ equity	16,980	30	17,010

	For The Three Months Ended
	March 31, 2022
Cash Flows From Operating Activities (Unaudited)	As Reported	Adjustment	As Revised
Net loss	$(788)	$48	$(740)
Changes in current operating assets and liabilities:
Inventories	(2,805)	278	(2,527)
Deferred revenue	4,895	(326)	4,569
Net cash provided by operating activities	2,087	—	2,087

	For The Six Months Ended
	June 30, 2022
Cash Flows From Operating Activities (Unaudited)	As Reported	Adjustment	As Revised
Net loss	$(3,305)	$30	$(3,275)
Changes in current operating assets and liabilities:
Inventories	(4,857)	870	(3,987)
Deferred revenue	6,866	(900)	5,966
Net cash used in operating activities	(1,621)	—	(1,621)

	For The Three Months Ended
	March 31, 2022
Consolidated Statement of Stockholders’ Equity (Unaudited)	As Reported	Adjustment	As Revised
Accumulated deficit	$(13,100)	$48	$(13,052)
Total stockholders’ equity	18,838	48	18,886

	For The Six Months Ended
	June 30, 2022
Consolidated Statement of Stockholders’ Equity (Unaudited)	As Reported	Adjustment	As Revised
Accumulated deficit	$(15,617)	$30	$(15,587)
Total stockholders’ equity	16,980	30	17,010

In accordance with SEC Staff Accounting Bulletin No. 108, we evaluated this revision based on an analysis of quantitative and qualitative factors as to whether it was material to the consolidated statements of operations for the three months ended March 31, 2022 and June 30, 2022 and if amendments of previously filed financial statements with the SEC are required. We determined that the adjustment is neither quantitatively nor qualitatively material and, therefore, the revision does not have a material impact to the consolidated statements of operations for the three months ended March 31, 2022, the three and six months ended June 30, 2022 or other prior periods.

5. OTHER (INCOME) EXPENSE

Other (income) expense in the unaudited interim consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the three months ended September 30, 2022, other income was $17, as compared to other expense of $13 during the three months ended September 30, 2021.

For the nine months ended September 30, 2022, other expense was $112, as compared to other income of $1.3 million during the nine months ended September 30, 2021. For the nine months ended September 30, 2021, included in other income was a gain of $1.4 million for the extinguishment and forgiveness of the PPP Loan. See “Note 1 – Basis of Presentation in Notes to Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q for reference to the PPP Loan.

6. INVENTORIES

The components of inventories are summarized below:

	September 30,	December 31,
	2022	2021
Raw materials	$3,119	$993
Work in process	5,360	3,167
Total inventories	$8,479	$4,160

Inventories are stated at the lower of cost or a net realizable value determined on a weighted average method.

7. PROPERTY AND EQUIPMENT

Property and equipment are summarized below:

	September 30,	December 31,
	2022	2021
Machinery, vehicles and equipment	$1,610	$1,396
Furniture and fixtures	208	205
Computer hardware and software	567	541
Leasehold improvements	368	322
Construction in progress	100	—
	2,853	2,464
Less: accumulated depreciation	(2,059)	(1,948)
Total property and equipment, net	$794	$516

Depreciation expense was $40 and $35 for the three months ended September 30, 2022 and 2021, respectively.

Depreciation expense was $113 and $110 for the nine months ended September 30, 2022 and 2021, respectively.

8. NOTES RECEIVABLE

In connection with the sale of the transformer business units in August 2019 (the “Equity Transaction”), amongst other consideration, we received two subordinated promissory notes in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”), subject to certain adjustments. The Seller Notes accrue interest at a rate of 4.0% per annum, with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. The Company determined the fair value of the Seller Notes based on market conditions and prevailing interest rates. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. The Company has revalued the Seller Notes for an appropriate imputed interest rate, resulting in a net change to the value of the Seller Notes at September 30, 2022 of $322 for a carrying value of $6.1 million.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	September 30,	December 31,
	2022	2021
Accounts payable	$3,433	$2,089
Accrued liabilities	1,273	1,263
Current portion of lease liabilities	972	807
Total accounts payable and accrued liabilities	$5,678	$4,159

Accrued liabilities primarily consist of accrued sales commissions, accrued compensation and benefits, accrued professional fees and accrued insurance. At September 30, 2022 and December 31, 2021, accrued sales commissions were $148 and $247, respectively. Accrued compensation and benefits at September 30, 2022 and December 31, 2021 were $307 and $270, respectively. At September 30, 2022, accrued professional fees were $309 compared to $111 at December 31, 2021. Accrued sales and use taxes at September 30, 2022 and December 31, 2021 were $319 and $50, respectively, and there was no accrued insurance at September 30, 2022 compared to $481 at December 31, 2021. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

10. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 9,644,545 and 9,640,545 shares of common stock, $0.001 par value per share, outstanding as of September 30, 2022 and December 31, 2021, respectively.

Stock-Based Compensation

A summary of stock option activity during the nine months ended September 30, 2022 is as follows:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2022	647,667	$5.53
Granted	27,000	3.17
Exercised	(4,000)	4.11
Outstanding as of September 30, 2022	670,667	$5.45	5.90	$58
Exercisable as of September 30, 2022	643,667	$5.54	5.70	$58

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

A summary of RSU activity during the nine months ended September 30, 2022, is as follows:

		Weighted-average
		grant-date
	Number of units	fair value
Unvested restricted stock units as of January 1, 2022	—	$—
Units granted	375,000	1,631
Units vested	(125,000)	(544)
Units forfeited	—	—
Unvested restricted stock units as of September 30, 2022	250,000	$1,087

As of September 30, 2022, there were 498,000 shares available for future grants under the Company’s 2021 Long-Term Incentive Plan.

Stock-based compensation expense recorded for the three and nine months ended September 30, 2022 was approximately $143 and $859, respectively. Stock-based compensation expense recorded for the three and nine months ended September 30, 2021 was approximately $58 and $129, respectively. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying interim consolidated statements of operations. At September 30, 2022, there was $878 of stock-based compensation expense remaining to be recognized in the interim consolidated statements of operations over a weighted average remaining period of 1.6 years.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(1,311)	$(434)	$(4,586)	$(769)

Denominator:
Weighted average basic shares outstanding	9,770	8,726	9,713	8,726
Effect of dilutive securities - equity based compensation plans	—	—	—	—
Denominator for diluted net loss per common share	9,770	8,726	9,713	8,726

Net loss per common share:
Basic	$(0.13)	$(0.05)	$(0.47)	$(0.09)
Diluted	$(0.13)	$(0.05)	$(0.47)	$(0.09)

As of September 30, 2022 and 2021, diluted loss per share excludes 671 and 674 potentially dilutive common shares related to equity awards, as their effect was anti-dilutive.

12. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

The following tables present information about segment income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
T&D Solutions
Power Systems	$3,773	$2,996	$10,029	$7,980
Service	—	—	10	—
	3,773	2,996	10,039	7,980
Critical Power Solutions
Equipment	425	694	2,003	1,379
Service	2,053	1,995	5,434	5,454
	2,478	2,689	7,437	6,833
Consolidated	$6,251	$5,685	$17,476	$14,813

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Depreciation and amortization
T&D Solutions	$14	$15	$35	$50
Critical Power Solutions	73	76	234	257
Unallocated corporate overhead expenses	7	7	21	22
Consolidated	$94	$98	$290	$329

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating income (loss)
T&D Solutions	$171	$(100)	$(183)	$(664)
Critical Power Solutions	(765)	160	(1,676)	34
Unallocated corporate overhead expenses	(850)	(578)	(2,930)	(1,740)
Consolidated	$(1,444)	$(518)	$(4,789)	$(2,370)

Revenues are attributable to countries based on the location of the Company's customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
United States	$6,251	$5,685	$17,476	$14,813

13. LEASES

The Company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms ranging from less than 1 year to 5 years some of which contain options to extend up to 5 years. As of September 30, 2022 and December 31, 2021, assets recorded under finance leases were $1.2 million and $1.6 million, respectively, and accumulated amortization associated with finance leases were $474 and $1.1 million, respectively.

As of September 30, 2022 and December 31, 2021, assets recorded under operating leases were $2.5 million and $3.9 million, respectively, and accumulated amortization associated with operating leases were $1.2 million and $2.3 million, respectively. The Company did not execute any new lease agreements during the three months ended September 30, 2022.

The components of the lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$188	$173	$563	$456

Finance lease cost
Amortization of right-of-use asset	$53	$62	$177	$219
Interest on lease liabilities	10	9	31	30
Total finance lease cost	$63	$71	$208	$249

Other information related to leases was as follows:

Supplemental Cash Flows Information

	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$559	$449
Operating cash flow payments for finance leases	31	30
Financing cash flow payments for finance leases	178	226
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities arising from obtaining right of use assets	551	1,418

Weighted Average Remaining Lease Term

	September 30,
	2022	2021
Operating leases	2 years	3 years
Finance leases	3 years	2 years

Weighted Average Discount Rate

	September 30,
	2022	2021
Operating leases	5.50%	5.50%
Finance leases	6.61%	6.76%

Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows:

	Operating	Finance
	Leases	Leases
2022	$182	$74
2023	670	389
2024	508	158
2025	95	174
Thereafter	24	128
Total future minmum lease payments	1,479	923
Less imputed interest	(92)	(102)
Total future minmum lease payments	$1,387	$821

Reported as of September 30, 2022:

	Operating	Finance
	Leases	Leases
Right-of-use assets	$1,343	$773

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$621	$351
Other long-term liabilities	766	470
Total	$1,387	$821

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. There were no material changes to our accounting policies during the nine months ended September 30, 2022.

RESULTS OF OPERATIONS

Overview of the Three and Nine Months Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in “Note 12 - Business Segment and Geographic Information” and in our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary of operating results during the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
T&D Solutions	$3,773	$2,996	$10,039	$7,980
Critical Power Solutions	2,478	2,689	7,437	6,833
Consolidated	6,251	5,685	17,476	14,813
Cost of goods sold
T&D Solutions	3,291	2,810	9,312	7,807
Critical Power Solutions	2,099	2,162	6,317	5,638
Consolidated	5,390	4,972	15,629	13,445
Gross profit	861	713	1,847	1,368
Selling, general and administrative expenses	2,273	1,207	6,550	3,664
Depreciation and amortization expense	32	24	86	74
Total operating expenses	2,305	1,231	6,636	3,738
Operating loss from continuing operations	(1,444)	(518)	(4,789)	(2,370)
Interest income	(116)	(99)	(322)	(288)
Other (income) expense	(17)	13	112	(1,294)
Loss income before taxes	(1,311)	(432)	(4,579)	(788)
Income tax expense (benefit)	—	2	7	(19)
Net loss	$(1,311)	$(434)	$(4,586)	$(769)

Backlog

Our backlog is based on firm orders from our customers expected to be delivered in the future, most of which is expected to occur during the next twelve months. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. At September 30, 2022, backlog from our E-Bloc power systems solutions was approximately $13.8 million, or 49% of the total backlog.

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2022	2022 (Revised)	2022 (Revised)	2021	2021
T&D Solutions	$22,689	$19,118	$18,406	$17,499	$5,032
Critical Power Solutions	5,207	5,141	5,222	5,349	5,823
Total order backlog	$27,896	$24,259	$23,628	$22,848	$10,855

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	Variance	%	2022	2021	Variance	%
T&D Solutions
Power Systems	$3,773	$2,996	$777	25.9	$10,029	$7,980	$2,049	25.7
Service	—	—	—	—	10	—	10	—
	3,773	2,996	777	25.9	10,039	7,980	2,059	25.8
Critical Power Solutions
Equipment	425	694	(269)	(38.8)	2,003	1,379	624	45.3
Service	2,053	1,995	58	2.9	5,434	5,454	(20)	(0.4)
	2,478	2,689	(211)	(7.9)	7,437	6,833	604	8.8
Total revenue	$6,251	$5,685	$566	9.9	$17,476	$14,813	$2,663	18.0

For the three months ended September 30, 2022, our consolidated revenue increased by $566, or 9.9%, to $6.3 million, up from $5.7 million during the three months ended September 30, 2021, primarily due to an increase in sales of our power systems from our T&D Solutions segment and a reduction in equipment sales from our Critical Power segment.

For the nine months ended September 30, 2022, our consolidated revenue increased by $2.7 million, or 18.0%, to $17.5 million, up from $14.8 million during the nine months ended September 30, 2021, primarily due to an increase in sales of power systems and equipment from our T&D Solutions and Critical Power segments, respectively.

T&D Solutions. During the three months ended September 30, 2022, revenue for our power systems product lines increased by $777, or 25.9%, as compared to the three months ended September 30, 2021, primarily due to increased sales of our E-Bloc power systems and automatic transfer switches and a decrease in sales of our medium and low voltage power systems.

During the nine months ended September 30, 2022, revenue for our power systems product lines increased by $2.0 million, or 25.7%, as compared to the nine months ended September 30, 2021, primarily due to increased sales of our E-Bloc power systems, automatic transfer switches and low voltage power systems and a decrease in sales of our medium voltage power systems.

Critical Power Solutions. For the three months ended September 30, 2022, revenue from our Critical Power segment decreased by $211, or 7.9%, as compared to the three months ended September 30, 2021, primarily due to decreased sales of our new and refurbished generation equipment.

For the nine months ended September 30, 2022, revenue from our Critical Power segment increased by $604, or 8.8%, as compared to the nine months ended September 30, 2021, primarily due to the recognition of revenue from shipments of our e-Boost products during the nine months ended September 30, 2022 and no recognition of revenue from e-Boost shipments during the nine months ended September 30, 2021.

Gross Profit and Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	Variance	%	2022	2021	Variance	%
T&D Solutions
Gross profit	$482	$186	$296	159.1	$727	$173	$554	320.2
Gross margin %	12.8	6.2	6.6		7.2	2.2	5.0

Critical Power Solutions
Gross profit	379	527	(148)	(28.1)	1,120	1,195	(75)	(6.3)
Gross margin %	15.3	19.6	(4.3)		15.1	17.5	(2.4)

Consolidated gross profit	$861	$713	$148	20.8	$1,847	$1,368	$479	35.0
Consolidated gross margin %	13.8	12.5	1.3		10.6	9.2	1.4

For the three months ended September 30, 2022, our consolidated gross margin increased to 13.8% of revenues, as compared to 12.5% during the three months ended September 30, 2021.

For the nine months ended September 30, 2022, our consolidated gross margin increased to 10.6% of revenues, as compared to 9.2% during the nine months ended September 30, 2021.

T&D Solutions. For the three months ended September 30, 2022, our gross margin percentage increased by 6.6%, from 6.2% to 12.8%, as compared to the three months ended September 30, 2021. The increase was primarily due to increased sales our E-Bloc power systems and automatic transfer switches which generated higher gross profits and margins.

For the nine months ended September 30, 2022, our gross margin percentage increased by 5.0%, from 2.2% to 7.2%, as compared to the nine months ended September 30, 2021. The increase in our gross margin percentage was primarily due to increased sales of our E-Bloc power systems and automatic transfer switches, a favorable sales mix and improved productivity from our manufacturing facility.

Critical Power Solutions. For the three months ended September 30, 2022, our gross margin decreased by 4.3%, to 15.3%, from 19.6% for the three months ended September 30, 2021, primarily due to increases in material and overhead costs.

For the nine months ended September 30, 2022, our gross margin decreased by 2.4%, to 15.1%, from 17.5% for the nine months ended September 30, 2021, primarily due to increases in material and overhead costs.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	Variance	%	2022	2021	Variance	%
T&D Solutions
Selling, general and administrative expense	$306	$283	$23	8.1	$902	$823	$79	9.6
Depreciation and amortization expense	5	3	2	66.7	8	14	(6)	(42.9)
Segment operating expense	$311	$286	$25	8.7	$910	$837	$73	8.7

Critical Power Solutions
Selling, general and administrative expense	$1,124	$353	$771	218.4	$2,739	$1,122	$1,617	144.1
Depreciation and amortization expense	20	14	6	42.9	57	39	18	46.2
Segment operating expense	$1,144	$367	$777	211.7	$2,796	$1,161	$1,635	140.8

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$843	$571	$272	47.6	$2,909	$1,719	$1,190	69.2
Depreciation and amortization expense	7	7	—	—	21	21	—	—
Segment operating expense	$850	$578	$272	47.1	$2,930	$1,740	$1,190	68.4

Consolidated
Selling, general and administrative expense	$2,273	$1,207	$1,066	88.3	$6,550	$3,664	$2,886	78.8
Depreciation and amortization expense	32	24	8	33.3	86	74	12	16.2
Consolidated operating expense	$2,305	$1,231	$1,074	87.2	$6,636	$3,738	$2,898	77.5

Selling, General and Administrative Expense. For the three months ended September 30, 2022, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $1.1 million, or 88.3%, to $2.3 million, due to an increase in payroll related costs, including stock-based compensation, professional fees and product development costs related to our e-Boost and E-Bloc initiatives, as compared to $1.2 million during the three months ended September 30, 2021. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, increased to 36.4% during the three months ended September 30, 2022, as compared to 21.2% in the three months ended September 30, 2021.

For the nine months ended September 30, 2022, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $2.9 million, or 78.8%, to $6.6 million, as compared to $3.7 million during the nine months ended September 30, 2021, primarily due to an increase in payroll related costs, including stock-based compensation, professional fees and product development costs related to our e-Boost and E-Bloc initiatives. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, increased to 37.5% during the nine months ended September 30, 2022, as compared to 24.7% during the nine months ended September 30, 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the three months ended September 30, 2022, consolidated depreciation and amortization expense increased by $8, or 33.3%, as compared to the three months ended September 30, 2021.

For the nine months ended September 30, 2022, consolidated depreciation and amortization expense increased by $12, or 16.2%, as compared to the nine months ended September 30, 2021.

Operating Income (Loss)

The following table represents our operating income (loss) by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	Variance	%	2022	2021	Variance	%
T&D Solutions	$171	$(100)	$271	271.0	$(183)	$(664)	$481	72.4
Critical Power Solutions	(765)	160	(925)	578.1	(1,676)	34	(1,710)	5,029.4
Unallocated corporate overhead expenses	(850)	(578)	(272)	(47.1)	(2,930)	(1,740)	(1,190)	(68.4)
Total operating loss	$(1,444)	$(518)	$(926)	178.8	$(4,789)	$(2,370)	$(2,419)	(102.1)

T&D Solutions. Operating income from our T&D Solutions segment increased by $271, or 271.0%, during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due an increase in sales of our power systems, a favorable sales mix and improved productivity from our manufacturing facility during the three months ended September 30, 2022.

For the nine months ended September 30, 2022, operating loss from our T&D Solutions segment decreased by $481, or 72.4%, as compared to an operating loss of $664 during the nine months ended September 30, 2021, primarily due to an increase in sales of our power systems, a favorable sales mix and improved productivity from our manufacturing facility.

Critical Power Solutions. Operating loss for the Critical Power segment increased by $925, or 578.1% during the three months ended September 30, 2022, primarily due to an increase in material and overhead costs and recognizing product development and promotion fees related to our e-Boost initiative during the three months ended September 30, 2022, as compared to lower material and overhead costs and no product development or promotion fees recognized during the three months ended September 30, 2021.

For the nine months ended September 30, 2022, operating loss from our Critical Power segment increased by $1,710, primarily due to a decrease in gross margin and an increase in consulting, marketing and promotion fees related to our e-Boost initiative, as compared to lower material and overhead costs and no recognition of product development or promotion fees related to our e-Boost initiative during the nine months ended September 30, 2021.

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

During the three months ended September 30, 2022, our unallocated corporate overhead expense increased by $272, or 47.1%, as compared to the three months ended September 30, 2021, primarily due to an increase in payroll related expenses, including stock-based compensation, professional fees and business travel related costs.

During the nine months ended September 30, 2022, our unallocated corporate overhead expense increased by $1.2 million, or 68.4%, as compared to the nine months ended September 30, 2021, primarily due to an increase in payroll related expenses, including stock-based compensation, professional fees and business travel related costs.

Non-Operating (Income) Expense

Interest Income. For the three and nine months ended September 30, 2022, the Company had interest income of approximately $116 and $322, respectively, as compared to interest income of approximately $99 and $288 during the three and nine months ended September 30, 2021, respectively. We generate the majority of our interest income from the Seller Notes we received from the sale of the transformer business units in August 2019 and our cash on hand.

Other (Income) Expense. Other (income) expense in the unaudited consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. During the three months ended September 30, 2022, other income was $17, as compared to other expense of $13 during the three months ended September 30, 2021.

During the nine months ended September 30, 2022, other expense was $112, as compared to other income of $1.3 million during the nine months ended September 30, 2021. For the nine months ended September 30, 2021, included in other income was a gain of $1.4 million for the extinguishment and forgiveness of the PPP Loan.

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

Under the terms of the PPP Loan, the Company was eligible for full or partial loan forgiveness. The Company received full forgiveness of the PPP Loan during the nine months ended September 30, 2021 and recognized a $1.4 million gain on extinguishment and forgiveness of debt in other income.

Income Tax Expense (Benefit). Our effective income tax rate for the three months ended September 30, 2022 and 2021 was 0.0% and (0.5)%, respectively.

For the nine months ended September 30, 2022, our effective income tax rate was (0.2)%, as compared to an income tax rate of 2.4% during the nine months ended September 30, 2021, as set forth below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Variance	2022	2021	Variance
Loss before income taxes	$(1,311)	$(432)	$(879)	$(4,579)	$(788)	$(3,791)
Income tax expense (benefit)	—	2	(2)	7	(19)	26
Effective income tax rate %	—	(0.5)	0.5	(0.2)	2.4	(2.6)

Net Loss per Share

We generated a net loss of $1.3 million during the three months ended September 30, 2022, as compared to net loss of $434 during the three months ended September 30, 2021.

Our net loss per basic and diluted share for the three months ended September 30, 2022 was $0.13, as compared to net loss per basic and diluted share of $0.05 for the three months ended September 30, 2021.

We generated a net loss of $4.6 million during the nine months ended September 30, 2022, as compared to net loss of $769 during the nine months ended September 30, 2021.

Our net loss per basic and diluted share for the nine months ended September 30, 2022 was $0.47, as compared to net loss per basic and diluted share of $0.09 for the nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

General. At September 30, 2022, we had $7.2 million of cash on hand generated primarily from the sale of common stock under the At The Market Sale Agreement (the “ATM Program”) during the year ended December 31, 2021. We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of transformer business units in August 2019, proceeds from the sale of the CleanSpark common stock and warrants to purchase CleanSpark common stock, proceeds from insurance, proceeds from the sale of common stock under the ATM Program and funding from the Payroll Protection Program. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited interim consolidated statement of cash flows:

	September 30,	December 31,
	2022	2021
Cash	$7,210	$9,924
Restricted cash	—	1,775
Total cash and restricted cash as shown in the statement of cash flows	$7,210	$11,699

The full impact of the COVID-19 pandemic and its ongoing effects continues to evolve as the date of this report. As such, it continues to be uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. We were able to operate substantially at capacity during the COVID-19 pandemic. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 pandemic, its ongoing effects, and the global responses to the continuing crisis, we are not able to estimate the full effects of the COVID-19 pandemic and its ongoing effects at this time, however, if the ongoing effects of the COVID-19 pandemic continue or worsen, it may have an adverse effect on our results of operations, financial condition, or liquidity.

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

Under the terms of the PPP Loan, the Company was eligible for full or partial loan forgiveness. During the nine months ended September 30, 2021, the Company received full forgiveness of the PPP Loan and recognized a $1.4 million gain on extinguishment and forgiveness of debt as other income in the audited consolidated statements of operations.

Cash Used in Operating Activities. Cash used in our operating activities was $3.9 million during the nine months ended September 30, 2022, as compared to cash used in our operating activities of $991 during the nine months ended September 30, 2021. The increase in cash used in operating activities is primarily due to working capital fluctuations.

Cash Used in Investing Activities. Cash used in investing activities during the nine months ended September 30, 2022 was $391, as compared to $156 of cash used in investing activities during the nine months ended September 30, 2021. Additions to property and equipment during the nine months ended September 30, 2022 were $391, as compared to $156 additions to property and equipment during the nine months ended September 30, 2021.

Cash Used in Financing Activities. Cash used in our financing activities was $162 during the nine months ended September 30, 2022, as compared to $1.3 million during the nine months ended September 30, 2021. The primary use of cash in financing activities for the nine months ended September 30, 2022 and 2021 was repayments of financing leases and a dividend paid to shareholders, respectively.

Working Capital. As of September 30, 2022, we had working capital of $14.2 million, including $7.2 million of cash, compared to working capital of $18.6 million, including $9.9 million of cash and $1.8 million of restricted cash at December 31, 2021.

Assessment of Liquidity. At September 30, 2022, we had $7.2 million of cash on hand generated primarily from the sale of common stock under the ATM Program during the year ended December 31, 2021. We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of transformer business units in August 2019, proceeds from the sale of the CleanSpark common stock and warrants to purchase CleanSpark common stock, proceeds from insurance, proceeds from the sale of common stock under the ATM Program and funding from the Payroll Protection Program. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions.

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

On November 8, 2021, we sold 888,500 shares of common stock under the ATM Program, for total gross proceeds of approximately $9.0 million, at an average price of $10.1288 per share. We incurred approximately $273 of costs related to the common shares issued (including a placement fee of 3.0%, or approximately $270, to H.C. Wainwright & Co., LLC), resulting in net proceeds of approximately $8.7 million. On December 13, 2021, we filed a new sales agreement prospectus supplement, which forms a part of our registration statement on Form S-3 (File No. 333-249569), which covers the offering, issuance and sale of up to a maximum aggregate offering price of $8.6 million of common stock that may be issued and sold under the ATM Program. We did not sell any shares of common stock under the new sales agreement prospectus supplement during the nine months ended September 30, 2022. As of September 30, 2022, $8.6 million of common stock remained available for issuance under the ATM Program.

During the year ended December 31, 2021, we executed a cash collateral security agreement with a commercial bank, which agreement required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million. During the first quarter of 2022, we amended our agreement with the commercial bank to decrease the required amount of cash collateral by $1.3 million. On May 6, 2022, we received notice that the cash collateral security agreement we had executed with the commercial bank was cancelled. Upon cancellation of the cash collateral security agreement, any unpaid reimbursement obligations owing to the commercial bank were also cancelled. On May 11, 2022, the commercial bank released and transferred the remaining cash collateral of $505 to us. We had no restricted cash on the consolidated balance sheets at September 30, 2022.

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

As of September 30, 2022, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

The Company had $391 of additions to property and equipment during the nine months ended September 30, 2022, as compared to $156 of additions to property and equipment during the nine months ended September 30, 2021.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We have various insurance policies, including cybersecurity, covering risks in amounts that we consider adequate. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. The impact of the COVID-19 pandemic, including the Omicron variant of COVID-19 and the subvariant, BA.5, and the ongoing effects of COVID-19, are currently indeterminable and rapidly evolving, and has affected and may continue to affect our operations and the global economy. In addition, the consequences of the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We predominately sell to customers in the industrial production and commercial construction markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets. For a further discussion of factors that may affect future operating results see the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2022. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The deficiency listed below, combined with inadequate compensating controls, created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis.

As of September 30, 2022, we had a material weakness in our internal control over financial reporting due to not having the appropriate controls in place over our revenue recognition process for nonroutine and complex revenue transactions in accordance with ASC 606, “Revenue from Contracts with Customers”. This control deficiency resulted in a misstatement of revenue-related accounts during the three months ended March 31, 2022 and June 30, 2022, which management corrected via revision as part of this Quarterly Report on Form 10-Q for the three months ended September 30, 2022.

In order to remediate this material weakness, management has expanded and improved our process for reviewing customer contracts, including through the engagement of third-party accounting professionals with expertise in evaluating customer contracts to obtain guidance on large and/or unique contracts in order to ensure that ASC 606 is accurately applied and documented.

Although we have begun implementing the enhancements described above, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022, and are supplemented with the following additional and revised risk factors:

We currently derive a significant portion of our revenues from a few customers. Material or significant loss of business from these customers could have an adverse effect on our business, financial condition and operating results.

We currently derive a large portion of our revenues from a few customers, and material or significant loss of business from these customers could have a significant impact on our results of operations. As of September 30, 2022, three customers accounted for approximately 51% of our sales: CleanSpark accounted for approximately 8%, which were revenues recorded prior to the termination of the Distribution Agreement on June 3, 2022; Enchanted Rock, LLC became one of our largest customers following the termination of the Distribution Agreement and accounted for approximately 31%; and a utility company based in California accounted for approximately 12%. Enchanted Rock, LLC constitutes a large portion of our business, and material or significant loss of business from this customer could have an adverse effect on our business, financial condition and operating results.

We have identified a material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting or effective disclosure controls, this could have a material adverse effect on our business.

As discussed in Item 4 “Controls and Procedures”, we concluded there is a material weakness of our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

We cannot assure you that we will be able to remediate our existing material weakness in a timely manner, if at all, or that in the future additional material weaknesses will not exist, reoccur or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business. If our efforts to remediate these material weaknesses, as described in Item 4 “Controls and Procedures”, are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures. Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock by the Nasdaq Capital Market, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity. Furthermore, if we continue to have this existing material weakness, other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our stock.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Bylaws of Pioneer Power Solutions, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

PIONEER POWER SOLUTIONS, INC.

Date: November 14, 2022	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: November 14, 2022	/s/ Walter Michalec
Name: Walter Michalec
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)