Form 10-K
period 2022-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2023-04-11
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-35212

PIONEER POWER SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1347616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Kelby Street, 12th Floor

Fort Lee, New Jersey 07024

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (212) 867-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	PPSI	Nasdaq Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was approximately $21.8 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of April 11, 2023, 9,767,545 shares of the registrant’s common stock were outstanding.

PIONEER POWER SOLUTIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income (loss), income (loss) per share, margins and profitability.

●	Many of our competitors are better established and have significantly greater resources and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Our ability to realize revenue reported in our backlog.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, inflation, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Material weaknesses in internal controls.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

●	Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

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

We intend to grow our business through continued internal investments in product development and expansion of our manufacturing, engineering, sales and marketing personnel.

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

T&D Solutions Segment

We design, manufacture, integrate and sell a wide range of distribution and transmission equipment. Our focus since approximately 2020 has been to address the Distributed Generation (“DG”) and Electric Vehicle Charging Infrastructure (“EVCI”) markets. We primarily compete in these markets with our E-Bloc product. E-Bloc combines an automatic transfer switch, circuit protection and special programmable controls into an integrated, compact outdoor system. We believe that demand for our solutions is driven primarily by new installations, customer growth and the global transition to lower carbon emissions.

In addition, we distinguish ourselves by producing a wide range of highly engineered power solutions, sold either directly to end users, engineering, procurement and construction (“EPC”) firms, or through electrical distributors. We serve customers in a variety of industries including, but not limited to, utilities, EV charging infrastructure, data center developers and owners, distributed energy resource developers, EPC contractors and renewable energy developers and producers.

Our focus, nevertheless, has been on expanding the sales of our E-Bloc power solution, and as a result, in December 2021, we received a $12 million order for use by one of the largest mass merchandise retailers in the world. This order was secured through one of our distributed energy resource developers and was approximately 75% completed in 2022. The balance of the contract is expected to be completed and recognized in the first quarter of 2023.

Summary of T&D Solutions Segment Offerings

Product Category	Solutions
Power Systems	▪ Integrated Power Centers (“IPC”): indoor and outdoor power systems integrating any combinations of the following, but not limited to: switchgear, controls, engine generator sets, energy storage, fuel cells, solar power and EV charging solutions marketed and internally designated as “E-Bloc” power solutions.
Circuit Protective Equipment	▪ Low and medium voltage switchgear, switchboards and automatic transfer switches.

We engineer, manufacture and integrate these offerings at our facility in Southern California.

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

▪ UPS systems from major manufacturers.

Power generation systems represent considerable investments that require proper maintenance and service in order to operate reliably during a time of emergency. Our power maintenance programs provide preventative maintenance, repair and support service for our customers’ power generation systems. To support our customers in managing their critical infrastructure, we maintain inventories of repair parts, a fleet of service vehicles and a staff of certified field service technicians in the Midwest and Florida. To complete our geographic coverage, we maintain a network of field service partners located in other regions, enabling us to provide quick-response, 24/7 service capability that can effectively service and maintain any make and model of back-up power equipment. Our field service organization services more than 2,700 generators owned by more than 900 customers located throughout the United States and its territories, including for multi-site, multi-state customers.

We recognize discrete revenue streams from service contracts, sales, installation, maintenance and repair services, and we offer service contracts to all owners of power generation and related equipment, whether or not the equipment was originally sold by us. Our service agreements have terms ranging from one to five years in duration, providing the Company with a recurring revenue stream.

Business Strategy

We believe we have established a stable platform from which to develop and grow our business lines, revenues, profitability and shareholder value. We are focused on internal growth through operating efficiencies, new product development, customer focus and our continued migration towards more highly-engineered products and specialized services. We intend to significantly increase the percentage of our sales derived from engineered-to-order products and differentiated services and believe this can be accomplished by targeting market segments such as EV charging infrastructure, microgrid developers, national and regional retailers, water treatment facilities, data centers and independent power producers which have growth characteristics exceeding the norm in our industry.

We intend to build our revenue and net income at rates exceeding industry norms through internal growth initiatives. Accomplishing these financial goals will be dependent on a number of factors including our ability to execute the following strategies and actions:

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

T&D Solutions Segment

We intend to accomplish our growth objectives within our T&D Solutions business by emphasizing our capabilities in EV charging infrastructure and original equipment manufacturers (“OEMs”) equipment solutions and continuing to invest in marketing and engineering resources to increase our pipeline of recurring order customers that demand custom solutions for their power needs.

Critical Power Segment

Within our Critical Power business, we are actively marketing our preventive maintenance services to new national accounts including: major national retailers, telecommunications companies, data centers, banks, hospitals and health care facilities, educational institutions and property management companies. Since November 2021, we have been aggressively marketing our e-Boost mobile EV charging products to electric bus and truck manufacturers, fleet management companies, municipalities and EV infrastructure providers.

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

Customers

For the years ended December 31, 2022 and 2021, 100% of our sales were to U.S. customers, represented in large part by companies involved in distributed generation, regulated and non-regulated utilities and industrial and wholesale business. During the years ended December 31, 2022 and 2021, we sold our electrical equipment and services to over 900 individual customers and our twenty largest customers represented approximately 78% and 68% of our consolidated revenue, respectively.

Approximately 45% of our sales during the year ended December 31, 2022 were made to Enchanted Rock Electric, LLC and we did not sell any equipment to Enchanted Rock Electric, LLC during the year ended December 31, 2021. The majority of our sales to Enchanted Rock Electric, LLC were made pursuant to contract terms and conditions for each project.

Approximately 22% of our sales during the year ended December 31, 2021 were made to CleanSpark Inc (“CleanSpark”). The majority of our sales to CleanSpark were made pursuant to the Contract Manufacturing Agreement we entered into with CleanSpark in January 2019 (the “Contract Manufacturing Agreement”). Pursuant to the terms of the Contract Manufacturing Agreement, the Company manufactured parallel switchgear, automatic transfer switches and related products (collectively, “Products”) exclusively for purchase by CleanSpark. The Contract Manufacturing Agreement had a term of 18 months and expired on the 18-month anniversary of the execution of the Contract Manufacturing Agreement.

In connection with the expiry of the Contract Manufacturing Agreement, we entered into a Distribution Agreement with CleanSpark (the “Distribution Agreement”), dated as of May 31, 2021, pursuant to which CleanSpark served as our exclusive distributor of the Products within any geographic region in which CleanSpark conducts its business.

On June 3, 2022, the Company and CleanSpark entered into a termination agreement (the “Termination Agreement”) to terminate the Distribution Agreement. Pursuant to the Termination Agreement, the Company agreed to, amongst others, (i) release CleanSpark from further liabilities due under the Distribution Agreement, including for certain future amounts due under the Distribution Agreement and certain accounts payable invoices, (ii) assume the responsibility of billing and collecting payment from Enchanted Rock Electric, LLC, a third party and mutual client of both the Company and CleanSpark for all open sales orders amounts under its outstanding agreements for Products that have or will be manufactured by the Company, and (iii) return portions of certain deposits advanced to the Company pursuant to the Distribution Agreement.

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

Additionally, approximately 19% of our sales during the year ended December 31, 2021 were made to a large international container shipping company in Hawaii.

Marketing, Sales and Distribution

A substantial portion of the products we offer are sold directly to customers by our marketing and sales personnel operating from our office locations in the U.S. Our direct sales force, as well as our authorized manufacturers’ representatives, market to end users and to third parties, such as OEMs, EPC firms, electrical wholesalers, energy developers and value added integrators.

Sales Backlog

Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun or been completed. Our sales backlog as of December 31, 2022 was approximately $37.2 million, as compared to $22.8 million as of December 31, 2021. During the year ended December 31, 2022, the Company experienced a surge in orders for its E-Bloc power system which was the primary driver for the increase in the Company’s year over year ending backlog. Orders included in our sales backlog are represented by customer purchase orders and contracts that we believe to be firm.

Competition

We experience intense competition from a large number of electrical equipment manufacturers and from distributors and servicers of such equipment. The number and size of our competitors varies considerably by product line and service category, with many of our competitors tending to be small, highly specialized or focused on a certain geographic market area or customer. However, several of our competitors have substantially greater financial and technical resources than us, including some of the world’s largest electrical products and industrial equipment manufacturing companies. A representative list of our direct competitors in our T&D Solutions segment includes Crown Electric Engineering and Manufacturing, LLC, Industrial Electric Machinery, LLC, RESA Power, LLC, Eaton Corporation, Switchgear Power Systems, LLC, Myers Power Products, Inc. and Powell Industries, Inc.

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

Raw Materials and Suppliers

The principal raw materials purchased by us are steel, copper, sensors, circuit breakers, meters, cassettes and relays. We also purchase certain electrical components such as switches, fuses, protectors and circuit breakers from a variety of suppliers. These raw materials and components are available from and supplied by numerous sources at competitive prices. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. During the year ended December 31, 2022, we experienced an increase in raw material costs as a result of disruptions to our supply chain. These disruptions were initially generated by the recovery from the coronavirus pandemic that had caused many suppliers and sub-suppliers to temporarily reduce or close down excess facilities. The restart of the world economy created initial pressures on the said facilities reaching their pre-pandemic capacity. More recently, geopolitical conflicts have further pressured material costs such as aluminum and nickel. These supply pressures have, and continue to, make it more difficult for us to secure all the material we need in a timely manner in order to meet our obligations and forecasts regarding our customers’ orders. Our largest suppliers during the year ended December 31, 2022 included Industrial Connections & Solutions, LLC, Royal Industrial Solutions, B&B Metals, Inc., Eaton Corporation, and Thyssenkrupp Materials NA.

Employees

As of December 31, 2022, we had 99 employees consisting of 32 salaried staff and 67 hourly workers. Certain of our employees located at our manufacturing facility in Santa Fe Springs, California are covered by a collective bargaining agreement with Local Union 1710 of the International Brotherhood of Electrical Workers, AFL-CIO that expires in June 2024.

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

Available Information

Our corporate website is located at www.pioneerpowersolutions.com. On the investor relations section of our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commissions (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC at www.sec.gov.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2022 and our other periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

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

●	We are vulnerable to economic downturns in the commercial construction market, which may reduce the demand for some of our products and adversely affect our sales, net income, cash flow or financial condition;

●	Our operating results may vary significantly from quarter to quarter, which makes our operating results difficult to predict and can cause our operating results in any particular period to be less than comparable quarters and expectations from time to time;

●	Our industry is highly competitive;

●	We currently derive a significant portion of our revenues from one customer. Loss of business from this customer could have an adverse effect on our business, financial condition and operating results;

●	Our remaining business units have historically generated operating losses and negative cash flows, which may result in the usage of our cash;

●	The departure or loss of key personnel could disrupt our business;

●	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits;

●	We may not be able to fully realize the revenue value reported in our backlog;

●	We are subject to pricing pressure from our larger customers;

●	Deterioration in the credit quality of several major customers could have a material adverse effect on our operating results and financial condition;

●	We rely on third parties for key elements of our business whose operations are outside our control;

●	Supply chain and shipping disruptions may result in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales and reputational damage, which may have a material adverse effect on our business, operating results and financial condition;

●	Our business may face cybersecurity risk generally associated with our information technology systems which could materially affect our business, and our results of operations could be materially affected if our information technology systems (or third-party systems we rely on) are interrupted, damaged by unforeseen events, or fail for any extended period of time;

●	Our business requires skilled labor, and we may be unable to attract and retain qualified employees;

●	Our business operations are dependent upon our ability to engage in successful collective bargaining with our unionized workforce;

●	The COVID-19 pandemic and its ongoing effects may adversely affect our business;

●	Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable;

●	The trading volume of our common stock has recently increased to a level that is significantly higher than our historical average. If the trading volume of our common stock decreases, we will not be able to ensure investors that an active market for our common stock will be sustained;

●	Our stock price may be volatile, which could result in substantial losses for investors;

●	Our risk management activities may leave us exposed to unidentified or unanticipated risks;

●	Regulatory, environmental, monetary and other governmental policies could have a material adverse effect on our profitability;

●	Global, market and economic conditions may negatively impact our business, financial condition and stock price;

●	We face risks associated with litigation and claims, which could impact our financial results and condition;

●	Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline;

●	We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared;

●	There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected;

●	Any acquisitions that we have completed, or may complete in the future, may not perform as planned and could disrupt our business and harm our financial condition and operations;

●	The success of our business depends on achieving our strategic objectives, including dispositions;

●	If we do not conduct an adequate due diligence investigation of a target business that we acquire, we may be required subsequently to take write downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment;

●	We may be unable to generate internal growth; and

●	In the event that we fail to satisfy any of the listing requirements of the NASDAQ Capital Market, our common stock may be delisted, which could affect our market price and liquidity.

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

Our industry is highly competitive.

The electrical equipment manufacturing industry is highly competitive. Principal competitors in our markets in the T&D Solutions segment include Crown Electric Engineering and Manufacturing, LLC, Industrial Electric Machinery, LLC, RESA Power, LLC, Eaton Corporation, Switchgear Power Systems, LLC, Myers Power Products, Inc. and Powell Industries, Inc. Some of these competitors, as well as other companies in the broader electrical equipment manufacturing and service industry where we expect to compete, are significantly larger and have substantially greater resources than we do and are able to achieve greater economies of scale and lower cost structures than us and may, therefore, be able to provide their products and services to customers at lower prices than we are able to. Moreover, our competitors could develop the expertise, experience and resources to offer products that are superior in both price and quality to our products. While we seek to compete by providing more customized, highly-engineered products, there are few technical or other barriers to prevent much larger companies in our industry from putting more emphasis on this same strategy. Similarly, we cannot be certain that we will be able to market our business effectively in the face of competition or to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base. Our inability to manage our business in light of the competitive forces we face could have a material adverse effect on our results of operations.

We currently derive a significant portion of our revenues from one customer. Material or significant loss of business from this customer could have an adverse effect on our business, financial condition and operating results.

We depend on one customer for a large portion of our business, and any change in the level of orders from this customer could have a significant impact on our results of operations. Enchanted Rock Electric, LLC accounted for 45% of our total sales in the year ended December 31, 2022. Loss of business from this customer could have an adverse effect on our business, financial condition and operating results. The majority of our sales to Enchanted Rock Electric, LLC were made pursuant to contract terms and conditions for each project. See “Item 1. Business - Customers”.

Our remaining business units have historically generated operating losses and negative cash flows, which may result in the usage of our cash.

We have two business units (PCEP and Titan), and these two units have been unable to earn positive income and generate positive cash flow in their recent history. With $10.3 million of cash as of December 31, 2022, any such losses will negatively impact our cash balance.

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

Our raw material costs represented approximately 54% and 53% of our revenues for the years ended December 31, 2022 and 2021, respectively. The principal raw materials purchased by us are copper, sensors, breakers, meters, relays, switches, fuses, protectors and circuit breakers. These raw materials and components are available from, and supplied by, numerous sources at competitive prices. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our raw materials in the future.

We may not be able to fully realize the revenue value reported in our backlog.

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2022, our order backlog was $37.2 million. Orders included in our backlog are represented by customer purchase orders and service contracts that we believe to be firm. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been billed and recognized as revenue. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

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

An overall tightening and increasingly competitive labor market, notably in response to the COVID-19 pandemic, has been recently observed in the U.S. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

The COVID-19 pandemic and its ongoing effects may adversely affect our business.

The global coronavirus pandemic and its ongoing effects could have a negative impact on our revenues and operating results. This pandemic could result in disruptions and damage to our business, caused by both the negative impact to our ability to obtain cost effective raw materials, supplies and component parts necessary to operate our business and the negative impact on our ability to operate our facility should the coronavirus spread more broadly in the regions we are located, thereby creating an increased risk of exposure to our workforce which cannot operate our facility remotely. The full impact of the COVID-19 pandemic and its ongoing effects continues to evolve as the date of this report. As such, it continues to be uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. During the year ended December 31, 2022, the Company was able to operate substantially at capacity during the COVID-19 pandemic. Given the daily evolution of the COVID-19 pandemic, its ongoing effects, and the global responses to the continuing crisis, we are not able to estimate the full effects of the COVID-19 pandemic and its ongoing effects at this time, however, if the ongoing effects of the COVID-19 pandemic continue or worsen, it may have an adverse effect on the Company’s results of operations, financial condition, or liquidity. Mitigation efforts will not completely prevent our business from being adversely affected, and the longer the pandemic impacts supply and demand and the more broadly the pandemic spreads, it is more likely that the impact on our business, revenues and operating results will become increasingly negative.

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

As discussed in Item 9A “Controls and Procedures”, we concluded there is a material weakness of our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

We cannot assure you that we will be able to remediate our existing material weakness in a timely manner, if at all, or that in the future additional material weaknesses will not exist, reoccur or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business. If our efforts to remediate these material weaknesses, as described in Item 9A “Controls and Procedures”, are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations, cash flows or key operating metrics could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements or other corrective disclosures. Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock by the Nasdaq Capital Market, or other material adverse effects on our business, reputation, and results of operations, financial condition or liquidity. Furthermore, if we continue to have this existing material weakness, other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. Any of the foregoing could have an adverse effect on the value of our stock.

Risks Relating to our Common Stock

The trading volume of our common stock has recently increased to a level that is significantly higher than our historical average. If the trading volume of our common stock decreases, we will not be able to ensure investors that an active market for our common stock will be sustained.

The trading volume of our common stock spiked significantly in Fiscal 2022 and Fiscal 2021, and our common stock has continued to trade at higher volumes than our historical average. We do not know why the trading volume of our common stock has spiked significantly; we believe, however, that the sharp spike in the trading volume of our common stock is the result of a number of factors outside our control, including recent volatility in the stock market, which continues to remain unpredictable. There has been no recent change in our financial condition or results of operations that is consistent with the increase in the trading volume of our common stock, and the recent spike in the trading volume of our common stock may not be sustained.

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

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. See “—Risks Relating to Our Organization-- We have identified a material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting or effective disclosure controls, this could have a material adverse effect on our business.” Such an occurrence could discourage certain customers or suppliers from doing business with us and adversely affect how our stock trades. This could in turn negatively affect our ability to access equity markets for capital.

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

Our common stock is listed on the NASDAQ Capital Market. In order to maintain the listing of Pioneer Power’s common stock on NASDAQ, Pioneer Power’s common stock must comply with certain continued listing requirements, including having:

●	at least two registered and active market makers, one of which may be a market maker entering a stabilizing bid;

●	a minimum bid price of at least $1.00 per share;

●	at least 300 total holders (including both beneficial holders and holders of record, but excluding any holder who is directly or indirectly an executive officer, director or the beneficial holder of more than 10% of the total shares outstanding); and

●	at least 500,000 publicly held shares with a market value of at least $1.0 million (excluding any shares held directly or indirectly by officers, directors or any person who is the beneficial owner of more than 10% of the total shares outstanding).

●	Pioneer Power must also meet at least one of the following continued listing standards:

○	stockholders’ equity of at least $2.5 million;

○	market value of Pioneer Power’s common stock of at least $35 million; or

○	net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

		Approximate	Owned or
		Square	Lease
Location	Description	Footage	Expiration Date
Santa Fe Springs, California	Manufacturing, sales, engineering and administration	40,000	August 2024
Champlin, Minnesota	Manufacturing, sales, service and warehouse	16,000	March 2026
Miami, Florida	Sales, service and warehouse	3,600	December 2024
Fort Lee, New Jersey	Corporate management and sales office	2,700	December 2025

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on the Nasdaq Capital Market under the symbol “PPSI” since September 19, 2013. Prior to that time, it was quoted on the OTCQB. The last reported sales price of our common stock on the Nasdaq Capital Market on April 10, 2023, was $4.35 per share. As of April 10, 2023, there were 38 holders of record of our common stock.

The timing and amount of future dividends could require the Company to seek capital funding to support its ongoing operations as the Company’s historical credit arrangements were terminated in connection with the Equity Transaction.

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2022.

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

We intend to grow our business through continued internal investments in product development and expansion of our manufacturing, engineering, sales and marketing personnel.

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

Return of a product requires that the buyer obtain permission in writing from the Company. If products are returned without such permission, the buyer authorizes the Company, in addition to such other remedies as it may have, to hold the returned products at the buyer’s sole risk and expense. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the years ended December 31, 2022 and 2021 were insignificant.

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

RESULTS OF OPERATIONS

Overview of 2022 Operating Results

Selected financial and operating data for our reportable business segments for the most recent two years is summarized below. This information, as well as the selected financial data provided in Note 13 and our audited Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K, should be referred to when reading our discussion and analysis of results of operations below. Our summary of operating results during the years ended 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Revenues
T&D Solutions	$17,392	$9,484
Critical Power Solutions	9,608	8,827
Consolidated	27,000	18,311
Cost of goods sold
T&D Solutions	14,393	9,430
Critical Power Solutions	8,000	7,488
Consolidated	22,393	16,918
Gross profit	4,607	1,393
Selling, general and administrative expenses	8,445	5,148
Depreciation and amortization expense	191	107
Total operating expenses	8,636	5,255
Operating loss from continuing operations	(4,029)	(3,862)
Interest income	(465)	(387)
Other expense (income)	67	(1,292)
Loss income before taxes	(3,631)	(2,183)
Income tax expense (benefit)	7	(16)
Net loss	$(3,638)	$(2,167)

Backlog. Our backlog is based on firm orders from our customers expected to be delivered in the future, most of which is expected to occur during the next twelve months. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun or been completed.

Our order backlog at December 31, 2022 was $37.2 million, an increase of $14.4 million, or 63%, when compared to $22.8 million at December 31, 2021. During the year ended December 31, 2022, the Company experienced a surge in orders for its E-Bloc power system which was the primary driver for the increase in the Company’s year over year ending backlog. The following table represents the progression of our backlog, by reporting segment, for the periods ended as indicated:

	December 31,
	2022	2021
T&D Solutions	$30,871	$17,499
Critical Power Solutions	6,284	5,349
Total order backlog	$37,155	$22,848

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Year Ended
	December 31,
	2022	2021	Variance	%
T&D Solutions
Power Systems	$17,382	$9,484	$7,898	83.3
Service	10	-	10	-
	17,392	9,484	7,908	83.4
Critical Power Solutions
Equipment	2,229	1,891	338	17.9
Service	7,379	6,936	443	6.4
	9,608	8,827	781	8.8
Total revenue	$27,000	$18,311	$8,689	47.5

For the year ended December 31, 2022, our consolidated revenue increased by $8.7 million, or 47.5% to $27.0 million, up from $18.3 million during the year ended December 31, 2021, primarily due to an increase in sales of our power systems from our T&D Solutions segment.

T&D Solutions. During the year ended December 31, 2022, revenue from our switchgear and E-Bloc power system product lines increased by $7.9 million, or 83.3%, as compared to the year ended December 31, 2021, primarily due to increased sales of our E-Bloc power systems, automatic transfer switches and low voltage power systems offset by a decrease in sales of our medium voltage power systems.

Critical Power. For the year ended December 31, 2022, revenue from our equipment sales increased by $338, or 17.9%, as compared to the year ended December 31, 2021, primarily due to increased sales of our refurbished generation equipment.

For the year ended December 31, 2022, our service revenue increased by $443, or 6.4%, as compared to the year ended December 31, 2021, primarily due to the cyclicality of our preventative maintenance schedules.

Gross Profit and Gross Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Year Ended
	December 31,
	2022	2021	Variance	%
T&D Solutions
Gross profit	$2,999	$54	$2,945	5,453.7
Gross margin %	17.2	0.6	16.6

Critical Power Solutions
Gross profit	1,608	1,339	269	20.1
Gross margin %	16.7	15.2	1.5

Consolidated gross profit	$4,607	$1,393	$3,214	230.7
Consolidated gross margin %	17.1	7.6	9.5

For the year ended December 31, 2022, our gross margin percentage was 17.1% of revenues, compared to 7.6% during the year ended December 31, 2021.

T&D Solutions. For the year ended December 31, 2022, our gross margin increased by 16.6%, to 17.2%, from 0.6% for the year ended December 31, 2021. The increase in our gross margin percentage was primarily due to increased sales of our E-Bloc power systems and automatic transfer switches, a favorable sales mix and improved productivity from our manufacturing facility.

Critical Power. For the year ended December 31, 2022, our gross margin increased by 1.5%, to 16.7%, from 15.2% for the year ended December 31, 2021.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	Variance	%
T&D Solutions
Selling, general and administrative expense	$1,197	$1,099	$98	8.9
Depreciation and amortization expense	18	15	3	20.0
Segment operating expense	$1,215	$1,114	$101	9.1

Critical Power Solutions
Selling, general and administrative expense	$3,464	$1,660	$1,804	108.7
Depreciation and amortization expense	147	64	83	129.7
Segment operating expense	$3,611	$1,724	$1,887	109.5

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$3,784	$2,389	$1,395	58.4
Depreciation and amortization expense	26	28	(2)	(7.1)
Segment operating expense	$3,810	$2,417	$1,393	57.6

Consolidated
Selling, general and administrative expense	$8,445	$5,148	$3,297	64.0
Depreciation and amortization expense	191	107	84	78.5
Consolidated operating expense	$8,636	$5,255	$3,381	64.3

Depreciation and amortization expense included in selling, general and administrative expense in the Company’s consolidated statement of operations have been disclosed as a separate component of operating expense in the tables above.

Selling, General and Administrative Expense. For the year ended December 31, 2022, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $3.4 million, or 64.3%, to $8.6 million, as compared to $5.3 million during the year ended December 31, 2021. As a percentage of our consolidated revenue, selling, general and administrative expense increased to 31.3% in the year ended December 31, 2022, as compared to 28.1% in the year ended December 31, 2021.

The selling, general and administrative expense in our T&D Solutions segment increased by $98, or 8.9%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to an increase in payroll related costs and product development costs related to our E-Bloc initiative.

The selling, general and administrative expense in our Critical Power segment increased by $1.8 million, or 108.7%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to an increase in payroll related costs and product development and promotional costs related to our e-Boost initiative.

The selling, general and administrative expense in our unallocated corporate overhead expenses increased by $1.4 million, or 58.4%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to an increase in stock-based compensation and payroll related costs, commercial insurance premiums and business travel related costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the year ended December 31, 2022, consolidated depreciation and amortization expense increased by $84, or 78.5%, as compared to the year ended December 31, 2021.

Operating Income (Loss)

The following table represents our operating income (loss) by reportable segment for the periods indicated:

	Year Ended December 31,
	2022	2021	Variance	%
T&D Solutions	$1,784	$(1,060)	$2,844	268.3
Critical Power Solutions	(2,003)	(385)	(1,618)	(420.3)
Unallocated corporate overhead expenses	(3,810)	(2,417)	(1,393)	(57.6)
Total operating loss	$(4,029)	$(3,862)	$(167)	(4.3)

T&D Solutions. Operating income from our T&D Solutions segment increased by $2.8 million, or 268.3%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due an increase in sales of our power systems, a favorable sales mix and improved productivity from our manufacturing facility during the year ended December 31, 2022.

Critical Power. Operating loss from our Critical Power segment increased by $1.6 million, or 420.3%, during the year ended December 31, 2022, primarily due to an increase in consulting, marketing and promotion fees related to our e-Boost initiative, as compared to lower material and overhead costs and no recognition of product development or promotion fees related to our e-Boost initiative during the year ended December 31, 2021.

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

During the year ended December 31, 2022, our unallocated corporate overhead expense increased by $1.4 million, or 57.6%, as compared to the year ended December 31, 2021, primarily due to an increase in payroll related expenses, including stock-based compensation, commercial insurance premiums and business travel related costs.

Non-Operating (Income) Expense

Interest Income. For the year ended December 31, 2022, we had interest income of approximately $465, as compared to interest income of approximately $387 during the year ended December 31, 2021. We generated the majority of our interest income from the Seller Notes we received from the sale of the transformer business units in August 2019 and our cash on hand.

Other Expense (Income). Other expense (income) in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the year ended December 31, 2022, other non-operating expense was $67, as compared to other non-operating income of $1.3 million during the year ended December 31, 2021. For the year ended December 31, 2021, included in other income was a gain of $1.4 million for the extinguishment and forgiveness of the PPP Loan.

Provision for Income Taxes. Our provision reflects an effective tax rate on loss before taxes of (0.2)% for the year ended December 31, 2022, as compared to 0.7% for the year ended December 31, 2021, as set forth below:

	Year Ended December 31,
	2022	2021	Variance
Loss before income taxes	$(3,631)	$(2,183)	$(1,448)
Income tax expense (benefit)	7	(16)	23
Effective income tax rate %	(0.2)	0.7	(0.9)

Net Loss per Share

We generated a net loss of $3.6 million for the year ended December 31, 2022, as compared to a net loss of $2.2 million during the year ended December 31, 2021.

Our net loss per basic and diluted share for the year ended December 31, 2022 was $0.37, compared to $0.24 for the year ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

General. On October 20, 2020, we entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock, preferred stock, warrants and/or units of up to $25.0 million from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). As of December 31, 2022, we had $10.3 million of cash on hand generated primarily from the sale of common stock under the ATM Program during the year ended December 31, 2021 and payment of all unpaid principal and interest from the Seller Notes during the year ended December 31, 2022. We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance, the sale of common stock under the ATM Program, funding from the Payroll Protection Program and collecting all unpaid principal and interest from the Seller Notes. Our cash requirements historically were generally for operating activities, capital improvements and acquisitions.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	December 31,
	2022	2021
Cash	$10,296	$9,924
Restricted cash	-	1,775
Total cash and restricted cash as shown in the statement of cash flows	$10,296	$11,699

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

Cash Used in Operating Activities. Cash used in our operating activities was $5.8 million during the year ended December 31, 2022, as compared to cash used in our operating activities of $3.2 million during the year ended December 31, 2021. The increase in cash used in operating activities is primarily due to working capital fluctuations.

Cash Provided by/ Used in Investing Activities. Cash provided by investing activities during the year ended December 31, 2022 was $4.7 million, as compared to cash used in our investing activities of $237 during the year ended December 31, 2021. The increase in cash provided by investing activities is primarily due to collecting all unpaid principal and interest from the Seller Notes. During the year ended December 31, 2022 and 2021, additions to our property and equipment were $1.5 million and $237, respectively.

Cash Used in/ Provided by Financing Activities. Cash used in our financing activities was $353 during the year ended December 31, 2022, as compared to cash provided by our financing activities of $7.6 million during the year ended December 31, 2021. The primary source of cash provided by financing activities for the year ended December 31, 2021 was the net proceeds from the issuance of common stock in November 2021 under the ATM Program, offset by cash used in financing activities as a result of recognizing a dividend paid to shareholders of $1.0 million.

Working Capital. As of December 31, 2022, we had working capital of $14.1 million, including $10.3 million of cash, compared to working capital of $18.6 million, including $9.9 million of cash on hand and $1.8 million of restricted cash at December 31, 2021. At December 31, 2022 and December 31, 2021, we no longer had a revolving credit facility, as it was paid in full and terminated in August 2019 with the proceeds from the sale of the transformer business units.

Assessment of Liquidity. At December 31, 2022, we had $10.3 million of cash on hand generated primarily from the sale of common stock under the ATM Program during the year ended December 31, 2021 and payment of all unpaid principal and interest from the Seller Notes during the year ended December 31, 2022. We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance, sale of common stock under the ATM Program, funding from the Payroll Protection Program and collecting all unpaid principal and interest from the Seller Notes. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions.

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

On November 10, 2021, we sold 888,500 shares of common stock under the ATM Program, for total gross proceeds of approximately $9.0 million, at an average price of $10.1288 per share. We incurred approximately $273 of costs related to the common shares issued (including a placement fee of 3.0%, or approximately $270, to Wainwright), resulting in net proceeds of approximately $8.7 million. On December 13, 2021, we filed a prospectus supplement, which forms a part of our registration statement on Form S-3 (File No. 333-249569), that was declared effected by the SEC on October 27, 2020, in connection with the offer and sale of up to an aggregate offering amount of $8.6 million of common stock that may be issued and sold under the ATM Program. We did not sell any shares of common stock under the ATM Program during the year ended December 31, 2022. As of December 31, 2022, $8.6 million of common stock remained available for issuance under the ATM Program.

During the year ended December 31, 2021, we executed a cash collateral security agreement with a commercial bank, which agreement required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million. During the first quarter of 2022, we amended our agreement with the commercial bank to decrease the required amount of cash collateral by $1.3 million. On May 6, 2022, we received notice that the cash collateral security agreement we had executed with the commercial bank was cancelled. Upon cancellation of the cash collateral security agreement, any unpaid reimbursement obligations owing to the commercial bank were also cancelled. On May 11, 2022, the commercial bank released and transferred the remaining cash collateral of $505 to us. We had no restricted cash on the consolidated balance sheets at December 31, 2022.

We expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities, capital improvements and product development. We expect that product development and promotional activities related to our new initiatives will continue in the near future and we expect to continue to incur costs related to such activities. We expect that our cash balance is sufficient to fund operations for the next twelve months.

As of December 31, 2022, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

Our additions to property and equipment were $1.5 million during the year ended December 31, 2022 as compared to $237 additions during the year ended December 31, 2021.

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

New Accounting Pronouncements

The information required by this Item is provided in “Note 2 - Summary of Significant Accounting Policies” to our audited financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Pioneer Power Solutions, Inc.

Fort Lee, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pioneer Power Solutions, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022.

Saddle Brook, New Jersey
April 11, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Pioneer Power Solutions, Inc.

Fort Lee, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Pioneer Power Solutions, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We served as the Company’s auditor from 2014 to 2022.

New York, New York
March 31, 2022

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31,
	2022	2021
Revenues	$27,000	$18,311
Cost of goods sold	22,393	16,918
Gross profit	4,607	1,393
Operating expenses
Selling, general and administrative	8,636	5,255
Total operating expenses	8,636	5,255
Loss from operations	(4,029)	(3,862)
Interest income	(465)	(387)
Other expense (income), net	67	(1,292)
Loss before taxes	(3,631)	(2,183)
Income tax expense (benefit)	7	(16)
Net loss	$(3,638)	$(2,167)

Loss per share:
Basic	$(0.37)	$(0.24)
Diluted	$(0.37)	$(0.24)

Weighted average common shares outstanding:
Basic	9,727,542	8,857,942
Diluted	9,727,542	8,857,942

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$10,296	$9,924
Restricted cash	-	1,775
Notes receivable and accrued interest	-	5,778
Accounts receivable, net	11,139	2,429
Inventories	8,748	4,160
Prepaid expenses and other current assets	2,853	1,069
Total current assets	33,036	25,135
Property and equipment, net	1,800	516
Operating lease right-of-use assets	1,450	1,672
Financing lease right-of-use assets	727	565
Other assets	162	39
Total assets	$37,175	$27,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,239	$3,352
Current portion of operating lease liabilities	703	605
Current portion of financing lease liabilities	355	202
Deferred revenue	10,665	2,423
Total current liabilities	18,962	6,582
Operating lease liabilities, non-current portion	797	1,108
Financing lease liabilities, non-current portion	418	411
Other long-term liabilities	65	274
Total liabilities	20,242	8,375
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 9,644,545 and 9,640,545 shares issued and outstanding on December 31, 2022 and 2021, respectively	10	10
Additional paid-in capital	32,859	31,840
Accumulated other comprehensive income	14	14
Accumulated deficit	(15,950)	(12,312)
Total stockholders’ equity	16,933	19,552
Total liabilities and stockholders’ equity	$37,175	$27,927

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2022	2021
Operating activities
Net loss	$(3,638)	$(2,167)
Depreciation	228	153
Amortization of right-of-use finance leases	238	285
Amortization of imputed interest	(455)	(428)
Interest expense from PPP Loan	-	4
Gain on forgiveness of PPP Loan	-	(1,417)
Amortization of right-of-use operating leases	663	580
Change in receivable reserves	(140)	71
Proceeds from insurance receivable	-	95
Stock-based compensation	1,002	186
Changes in current operating assets and liabilities:
Accounts receivable	(8,570)	115
Inventories	(4,589)	(1,756)
Prepaid expenses and other assets	(1,799)	(195)
Income taxes	28	397
Accounts payable and accrued liabilities	3,670	(73)
Deferred revenue	8,243	1,709
Operating lease liabilities	(653)	(752)
Net cash used in operating activities	(5,772)	(3,193)

Investing activities
Purchases of property and equipment	(1,512)	(237)
Collection of notes receivable	6,234	-
Net cash provided by/ (used in) investing activities	4,722	(237)

Financing activities
Net proceeds from the exercise of options for common stock	17	58
Net proceeds from issuance of common stock	-	8,663
Payment to affiliates	(129)	-
Dividend paid to shareholders	-	(1,047)
Principal repayments of financing leases	(241)	(112)
Net cash (used in)/ provided by financing activities	(353)	7,562

(Decrease) increase in cash and restricted cash	(1,403)	4,132
Cash, and restricted cash, beginning of year	11,699	7,567
Cash, and restricted cash, end of period	$10,296	$11,699

Supplemental cash flow information:
Interest paid	4	3
Income taxes paid, net of refunds	(20)	(395)
Non-cash investing and financing activities:
Acquisition of right-of-use assets and lease liabilities	841	1,598

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share amounts)

				Accumulated
				other
	Common Stock		Additional paid-in	compre- hensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2021	8,726,045	$9	$23,981	$14	$(10,145)	$13,859
Net loss	-	-	-	-	(2,167)	(2,167)
Stock-based compensation	-	-	186	-	-	186
Dividend to shareholders	-	-	(1,047)	-	-	(1,047)
Exercise of stock options	26,000	-	58	-	-	58
Issuance of common stock, net of transaction costs	888,500	1	8,662	-	-	8,663
Balance - December 31, 2021	9,640,545	$10	$31,840	$14	$(12,312)	$19,552

Balance - January 1, 2022	9,640,545	$10	$31,840	$14	$(12,312)	$19,552
Net loss	-	-	-	-	(3,638)	(3,638)
Stock-based compensation	-	-	1,002	-	-	1,002
Exercise of stock options	4,000	-	17	-	-	17
Balance - December 31, 2022	9,644,545	$10	$32,859	$14	$(15,950)	$16,933

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES

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

Segments

In determining operating and reportable segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), the Company concluded that it has two reportable segments, which are also our operating segments: Transmission & Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”). Financial information about the Company’s segments is presented in Note 13 - Business Segment, Geographic and Customer Information.

Sale of Transformer Business Units

On June 28, 2019, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), by and among the Company, Electrogroup Canada, Inc., a wholly owned subsidiary of the Company (“Electrogroup”), Jefferson Electric, Inc., a wholly owned subsidiary of the Company (“Jefferson”), JE Mexican Holdings, Inc., a wholly owned subsidiary of the Company (“JE Mexico,” and together with Electrogroup and Jefferson, the “Disposed Companies”), Nathan Mazurek (Chief Executive Officer of the Company), Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to sell (i) all of the issued and outstanding equity interests of Electrogroup to the Canadian Buyer and (ii) all of the issued and outstanding equity interests of Jefferson and JE Mexico to the US Buyer (the “Equity Transaction”), for a purchase price of $68.0 million. Included in the purchase price, the Company received two subordinated promissory notes, issued by the Buyer, in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”). During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. On December 15, 2022, the Company received in excess of $6.2 million as a final payment of all unpaid principal and interest paying the Seller Notes in full (see Note 7 - Notes Receivable).

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

Termination of CleanSpark Agreement

On June 3, 2022, the Company and CleanSpark entered into a termination agreement (the “Termination Agreement”) to terminate the Distribution Agreement. Pursuant to the Termination Agreement, the Company agreed to, amongst others, (i) release CleanSpark from further liabilities due under the Distribution Agreement, including for certain future amounts due under the Distribution Agreement and certain accounts payable invoices, (ii) assume the responsibility of billing and collecting payment from Enchanted Rock Electric, LLC, a third party and mutual client of both the Company and CleanSpark for all open sales orders amounts under its outstanding agreements for Products that have or will be manufactured by the Company, and (iii) return portions of certain deposits advanced to the Company pursuant to the Distribution Agreement.

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

Basis of Presentation

The accompanying audited consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of December 31, 2022 and 2021. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the audited consolidated financial statements have been included.

These audited consolidated financial statements include the accounts of Pioneer and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements as of the year ended December 31, 2022, the Company had $10.3 million of cash on hand and working capital of $14.1 million. The cash on hand was generated primarily from the sale of common stock under the ATM Program during the year ended December 31, 2021 and payment of all unpaid principal and interest from the Seller Notes during the year ended December 31, 2022.

We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance, sale of common stock under the ATM Program, funding from the Payroll Protection Program and collecting all unpaid principal and interest from the Seller Notes. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions. We expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities, product development and capital improvements. The Company expects that its current cash balance is sufficient to fund operations for the next twelve months.

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

On November 10, 2021, we sold 888,500 shares of common stock under the ATM Program, for total gross proceeds of approximately $9.0 million, at an average price of $10.1288 per share. We incurred approximately $273 of costs related to the common shares issued (including a placement fee of 3.0%, or approximately $270, to Wainwright), resulting in net proceeds of approximately $8.7 million. On December 13, 2021, we filed a prospectus supplement, which forms a part of our registration statement on Form S-3 (File No. 333-249569), that was declared effective by the SEC on October 27, 2020, in connection with the offer and sale of up to an aggregate offering amount of $8.6 million of common stock that may be issued and sold under the ATM Program. We did not sell any shares of common stock under the ATM Program during the year ended December 31, 2022. As of December 31, 2022, $8.6 million of common stock remained available for issuance under the ATM Program.

During the year ended December 31, 2021, the Company executed a cash collateral security agreement with a commercial bank, which agreement required us to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit in the amount of $1.8 million. During the first quarter of 2022, the Company amended its agreement with the commercial bank to decrease the required amount of cash collateral by $1.3 million. On May 6, 2022, the Company received notice that the cash collateral security agreement it had executed with the commercial bank was cancelled. Upon cancellation of the cash collateral security agreement, any unpaid reimbursement obligations owing to the commercial bank were also cancelled. On May 11, 2022, the commercial bank released and transferred the remaining cash collateral of $505 to the Company. The Company had no restricted cash on the consolidated balance sheets at December 31, 2022.

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

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	December 31,
	2022	2021
Cash	$10,296	$9,924
Restricted cash	-	1,775
Total cash and restricted cash as shown in the statement of cash flows	$10,296	$11,699

Risks and Uncertainties

The worldwide spread of the novel coronavirus (“COVID-19”), including the emergence of variants and subvariants, as well as rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments (including the war in Ukraine) have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. As a result of the current uncertainty in economic activity, the Company is unable to predict the size and duration of the impact on its revenue and its results of operations. The extent of the impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the duration and spread of COVID-19 and its variants and the duration and the extent of geopolitical disruption and their respective impacts on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of the COVID-19 pandemic and take steps deemed appropriate to limit the impact on its business. During the year ended December 31, 2022, the Company was able to operate substantially at capacity.

Similarly, the economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for the Company to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. The Company has committed, and the Company plans to continue to commit, resources to grow its business, employee base, and technology development, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the COVID-19 pandemic. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if the Company is not able to respond to and manage the impact of such events effectively, its business may be harmed.

There can be no assurance that precautionary measures, whether adopted by the Company or imposed by others, will be effective, and such measures could negatively affect its sales, marketing, and client service efforts, delay and lengthen its sales cycles, decrease its employees’, clients’, or partners’ productivity, or create operational or other challenges, any of which could harm its business and results of operations.

See Note 2 – Summary of Significant Accounting Policies for details of risks and uncertainties surrounding recent bank failures.

Reclassification

The following items have been reclassified in the 2021 financial statements to conform to current year presentation:

Principal repayments of financing leases and the reduction in operating leases have been reclassified in the audited consolidated statements of cash flows and presented in the applicable cash flow activity for the year ended December 31, 2021. The inventories footnote contains a reclassification of the provision for excess and obsolete inventory and reductions to net realizable value to the applicable inventory classification at December 31, 2021. The payment of deferred payroll taxes during the year ended December 31, 2021 was reclassified to now be included in cash used in operating activities.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include measurement of revenue for contracts accounted for over time, allowance for doubtful accounts receivable, inventory provision, useful lives and impairment of long-lived assets and income tax provision.

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

At December 31, 2022, three customers represented approximately 57%, 13% and 11% of the Company’s accounts receivable. At December 31, 2021, two customers represented approximately 32% and 11% of the Company’s accounts receivable.

For the year ended December 31, 2022, one customer represented approximately 45% of the Company’s revenue. For the year ended December 31, 2021, two customers represented approximately 22% and 19% of the Company’s revenue.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand, demand deposits and investments with an original maturity at the date of purchase of three months or less. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. As of December 31, 2022 and 2021, the Company had balances of $10.0 million and $9.7 million in excess of the FDIC insured limits, respectively. The Company reduces exposure to credit risk by maintaining cash deposits with major financial institutions. The Company has not experienced any losses on these accounts to date. While the Company does not anticipate any losses, liquidity issues, or capital resource constraints arising from the recent bank failures, it cannot predict at this time to what extent it or its collaborators, employees, suppliers, and/or vendors could be negatively impacted by such bank failures and other macroeconomic and geopolitical events.

Restricted Cash

Restricted cash consists of a cash collateral security agreement with a commercial bank which required the Company to pledge cash collateral as security for all unpaid reimbursement obligations owing to the commercial bank for an irrevocable standby letter of credit.

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written off when it receives them. Management considers the Company’s allowance for doubtful accounts to appropriately measure the uncertainty in certain accounts receivable. The allowance for doubtful accounts was $0 and $140 as of December 31, 2022 and 2021, respectively.

Long-Lived Assets

Depreciation and amortization for property and equipment, and finite life intangible assets, is computed and included in cost of goods sold and in selling and administrative expense, as appropriate. Long-lived assets, consisting primarily of property and equipment, are stated at cost less accumulated depreciation. Property and equipment are depreciated using the straight line method, based on the estimated useful lives of the assets (buildings - 25 years, machinery and equipment - 5 to 15 years, computer hardware and software - 3 to 5 years, furniture & fixtures 5 to 7 years, leasehold improvements – term of lease). Depreciation commences in the year the assets are ready for their intended use.

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

Leases

The Company leases offices, facilities and equipment under operating and financing leases. The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all of the economic benefits of an identified asset. Right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet and are recorded as short-term lease expense. The discount rate used to calculate present value is the Company’s incremental borrowing rate based on the lease term and the economic environment of the applicable country or region.

Certain leases contain renewal options or options to terminate prior to lease expiration, which are included in the measurement of right-of-use assets and lease liabilities when it is reasonably certain they will be exercised. The Company has elected to account for lease and non-lease components as a single lease component for its offices and manufacturing facilities. Some lease arrangements include payments that are adjusted periodically based on actual charges incurred for common area maintenance, utilities, taxes and insurance, or changes in an index or rate referenced in the lease. The fixed portion of these payments is included in the measurement of right-of-use assets and lease liabilities at lease commencement, while the variable portion is recorded as variable lease expense. The Company’s leases typically do not contain material residual value guarantees or restrictive covenants.

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. For the year ended December 31, 2022 and 2021, the Company operated solely in the United States. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred asset, net recorded as of December 31, 2022 and 2021 is realizable through future reversals of existing taxable temporary differences. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s tax filings are subject to audit by various taxing authorities.

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

Additionally, ASC 740 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. The Company’s policy is to recognize interest and penalties related to income tax matters as interest expense. See Note 12 - Income Taxes.

Share-Based Payments

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period, using the straight-line attribution approach. Upon the exercise of an award, the Company issues new shares of common stock out of its authorized shares.

The Company computes the fair value of stock options granted using the Black-Scholes option pricing model. Award forfeitures are accounted for at the time of occurrence. The expected term used for options is the estimated period of time that options granted are expected to be outstanding. The expected term used for warrants is the contractual life. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The Company does not currently have a sufficient trading history to support its historical volatility calculations. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of comparable entities over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Inventories

Inventories are stated at the lower of cost or net realizable value using a weighted average cost method and includes the cost of materials, labor and manufacturing overhead. The Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or net realizable value. The Company estimates are based on market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory. See Note 5 - Inventories.

Loss Per Share

Basic loss per share is computed by dividing the income loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. (See Note 14 - Basic and Diluted Net Loss Per Share).

Recent Accounting Pronouncements

The Company did not adopt any new material accounting pronouncements during the year ended December 31, 2022. There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s financial statements.

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

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

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

During the year ended December 31, 2022, the Company recognized $4.5 million of revenue over time and incurred costs of $3.7 million. During the year ended December 31, 2021, the Company recognized $3.5 million of revenue over time and incurred costs of $3.1 million. Additionally, the Company recognized $15.8 million and 7.9 million of revenue at a point in time from the sale of our products during the year ended December 31, 2022 and 2021, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $7.4 million and $6.9 million of service revenue during the year ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, the Company recognized approximately $2.2 million of revenue that was recognized as deferred revenue at December 31, 2021, as compared to $714 of revenue during the year ended December 31, 2021 that was recognized as deferred revenue at December 31, 2020.

There was no revenue recognized during the year ended December 31, 2022 and 2021 from performance obligations satisfied in prior periods.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the years ended December 31, 2022 and 2021 were insignificant.

The following table presents our revenues disaggregated by revenue discipline:

	Year Ended December 31,
	2022	2021
Products	$19,611	$11,375
Services	7,389	6,936
Total revenue	$27,000	$18,311

See Note 13 - Business Segment, Geographic and Customer Information.

4. OTHER EXPENSE (INCOME)

Other expense (income) in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the year ended December 31, 2022, other expense was $67, as compared to other income of $1.3 million during the year ended December 31, 2021. For the year ended December 31, 2021, included in other income was a gain of $1.4 million for the extinguishment and forgiveness of the PPP Loan.

5. INVENTORIES

The components of inventories are summarized below:

	December 31,
	2022	2021
Raw materials	$2,962	$993
Work in process	5,786	3,167
Total inventories	$8,748	$4,160

6. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	December 31,
	2022	2021
Machinery, vehicles and equipment	$2,308	$1,396
Furniture and fixtures	208	205
Computer hardware and software	591	541
Leasehold improvements	368	322
Construction in progress	499	-
	3,974	2,464
Less: accumulated depreciation	(2,174)	(1,948)
Total property and equipment, net	$1,800	$516

Depreciation expense was $228 and $153 for the period ended December 31, 2022 and 2021, respectively.

7. NOTES RECEIVABLE, NET

In connection with the sale of the transformer business units in August 2019 (the “Equity Transaction”), amongst other consideration, we received two subordinated promissory notes in the aggregate principal amount of $5.0 million and $2.5 million, for a total aggregate principal amount of $7.5 million (the “Seller Notes”), subject to certain adjustments. The Seller Notes accrue interest at a rate of 4.0% per annum, with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. The Company determined the fair value of the Seller Notes based on market conditions and prevailing interest rates. During the fourth quarter of 2019, the Company and the Buyer, pursuant to the Stock Purchase Agreement, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1.8 million in cash and reducing the principal amount of the $5.0 million Seller Note to $3.2 million. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. On December 15, 2022, the Company received in excess of $6.2 million as a final payment of all unpaid principal and interest paying the Seller Notes in full.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	December 31,
	2022	2021
Accounts payable	$5,615	$2,089
Accrued liabilities	1,624	1,263
Total accounts payable and accrued liabilities	$7,239	$3,352

Accrued liabilities primarily consist of accrued sales commissions, accrued compensation and benefits, accrued sales and use taxes and accrued insurance. At December 31, 2022 and 2021, accrued sales commissions were $278 and $247, respectively. Accrued compensation and benefits at December 31, 2022 and 2021 were $213 and $270, respectively. Accrued sales and use taxes at December 31, 2022 and 2021 were $258 and $50, respectively, and there was $559 of accrued insurance at December 31, 2022 compared to $481 at December 31, 2021. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms ranging from less than 1 year to 5 years some of which contain options to extend up to 5 years. As of December 31, 2022 and 2021, assets recorded under finance leases were $1.3 million and $1.6 million, respectively, and accumulated amortization associated with finance leases were $534 and $1.1 million, respectively.

As of December 31, 2022 and 2021, assets recorded under operating leases were $2.2 million and $3.9 million, respectively, and accumulated amortization associated with operating leases were $798 and $2.3 million, respectively. During the fourth quarter of 2022, the Company executed an extension of its operating lease for the corporate management and sales office in Fort Lee, New Jersey. After adjusting for a weighted average discount rate, the Company recognized a right-of-use asset and lease liability of approximately $275 within the consolidated balance sheets.

The components of the lease expense were as follows:

	Year Ended
	December 31,
	2022	2021
Operating lease cost	$752	$641

Finance lease cost
Amortization of right-of-use asset	$238	$285
Interest on lease liabilities	44	41
Total finance lease cost	$282	$326

Other information related to leases was as follows:

Supplemental cash flows information:

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$742	$632
Operating cash flow payments for finance leases	44	41
Financing cash flow payments for finance leases	241	292
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities arising from obtaining right of use assets	440	1,418
Capitalized lease obligations	401	180

Weighted average remaining lease term:

	December 31,
	2022	2021
Operating leases	2 years	3 years
Finance leases	2 years	2 years

Weighted average discount rate:

	December 31,
	2022	2021
Operating leases	5.50%	5.50%
Finance leases	6.73%	6.69%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

	Operating	Finance
	Leases	Leases
2023	$774	$397
2024	613	166
2025	200	174
2026	24	88
Thereafter	-	41
Total future minimum lease payments	1,611	866
Less imputed interest	(111)	(93)
Total future minimum lease payments	$1,500	$773

Reported as of December 31, 2022:

	Operating	Finance
	Leases	Leases
Right-of-use assets	$1,450	$727

	Operating	Finance
	Leases	Leases
Accounts payable and accrued liabilities	$703	$355
Other long-term liabilities	797	418
Total	$1,500	$773

Litigation and Claims

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

10. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 9,644,545 and 9,640,545 shares of common stock, $0.001 par value per share, outstanding as of December 31, 2022 and December 31, 2021, respectively.

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

11. STOCK-BASED COMPENSATION

On May 11, 2011, the board of directors of the Company adopted the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) which was subsequently approved by stockholders of the Company on May 31, 2011. The 2011 Plan replaced and superseded the 2009 Plan. The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors were all eligible to participate in the 2011 Plan. The 2011 Plan allowed for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which were granted singly, in combination, or in tandem, and upon such terms as determined by the Board or a committee of the Board that was designated to administer the Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that were available to be delivered pursuant to awards under the 2011 Plan was 700,000 shares. As of December 31, 2022, there were no shares available for future grants under the Company’s 2011 Long-Term Incentive Plan. The Company’s 2011 Long-Term Incentive Plan expired during the second quarter of 2021.

On October 13, 2021, our board of directors adopted the 2021 Long-Term Incentive Plan (the “2021 Plan”), subject to stockholder approval, which was obtained on November 11, 2021. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2021 Plan. The 2021 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the board that is designated to administer the 2021 Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan is 900,000 shares. As of December 31, 2022, there were 498,000 shares available for future grants under the Company’s 2021 Plan. The 2021 Plan was initially administered by our board of directors, but it has been administered by the compensation committee following the creation of such committee in the first quarter of 2022.

Stock-based compensation expense recorded for the year ended December 31, 2022 and 2021 was approximately $1.0 million and $186, respectively. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2022, the Company had total stock-based compensation expense remaining to be recognized in the consolidated statements of operations of approximately $735, which will be recognized over a weighted average period of 1.3 years.

The fair value of the stock options granted was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2022	2021
Expected volatility	31.1%	31.1%
Expected life in years	5.5	5.5
Risk-free interest rate	2.9%	2.1%
Expected dividend yield	0%	0%

A summary of stock option activity for the year ended December 31, 2022 is presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2022	647,667	$5.53
Granted	27,000	3.17
Exercised	(4,000)	4.11
Forfeited	-	-
Outstanding as of December 31, 2022	670,667	$5.45	5.60	$50
Exercisable as of December 31, 2022	643,667	$5.54	5.50	$50

Intrinsic value is the difference between the market value of the stock at December 31, 2022 and the exercise price which is aggregated for all options outstanding and exercisable. A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below:

	Year Ended December 31,
	2022	2021
Weighted-average fair value of options granted (per share)	$1.09	$0.97
Intrinsic value (loss) gain of options exercised	(6)	137
Cash receipts from exercise of options	17	58

The following table presents information related to stock options as of December 31, 2022:

Options outstanding		Options exercisable
	Outstanding	Weighted average	Exercisable
	number of	remaining life	number of
Exercise price	options	in years	options
$1.68	50,000	7.25	50,000
$3.17	27,000	-	-
$3.31	236,667	8.37	236,667
$3.68	5,000	3.19	5,000
$5.60	35,000	0.01	35,000
$5.60	6,000	5.26	6,000
$7.30	246,000	4.25	246,000
$8.98	6,000	2.25	6,000
$10.21	59,000	1.18	59,000
	670,667		643,667

On April 25, 2022, the Company awarded 375,000 shares of restricted stock units (“RSU”) to the Company’s Chief Financial Officer with the following vesting terms: (i) 125,000 units on May 1, 2022, which are included in the calculation of basic EPS as of the vesting date, (ii) an additional 125,000 units on May 1, 2023, and (iii) the remaining 125,000 units on May 1, 2024, provided that the executive has remained continuously employed by the Company through each applicable vesting date. The vested RSUs will be converted into shares of the Company’s common stock no later than March 15 of the calendar year following the calendar year in which such RSUs vested. The fair value of the RSU award at the date of grant was $1.6 million, which will be recognized over the vesting period. Subsequent to December 31, 2022, the Company issued 125,000 of common stock to the holder in connection with the RSUs that vested on May 1, 2022.

A summary of RSU activity during the year ended December 31, 2022 is as follows:

		Weighted-average	Weighted-average
		grant-date	grant-date
	Number of units	fair value per share	fair value
Unvested restricted stock units as of January 1, 2022	-	$-	$-
Units granted	375,000	4.35	1,631
Units vested	(125,000)	4.35	(544)
Units forfeited	-	-	-
Unvested restricted stock units as of December 31, 2022	250,000	$4.35	$1,087

12. INCOME TAXES

The components of loss before income taxes are summarized below:

	Year Ended December 31,
	2022	2021
Loss before income taxes
U.S. operations	$(3,631)	$(2,183)
Loss before income taxes	$(3,631)	$(2,183)

The components of the income tax provision were as follows:

	Year Ended December 31,
	2022	2021
Current
State	$7	$(16)
Total income tax provision	$7	$(16)

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on loss before taxes, is as follows:

	Year Ended December 31,
	2022	2021
Federal income tax at statutory rate	$(763)	$(459)
State and local income tax, net	(145)	(108)
Other permanent items	(3)	(379)
Expired foreign tax credits	154	178
Valuation allowance	766	611
True-up	-	143
Other	(2)	(2)
Total	$7	$(16)

The Company’s provision for income taxes reflects an effective tax rate on loss before income taxes of (0.2)% in 2022, as compared to 0.7% in 2021. The consistency in the Company’s effective tax rate during the year ended December 31, 2022 primarily reflects the increase in state income taxes, valuation allowance and net operating losses.

The net deferred income tax asset (liability) was comprised of the following:

	December 31,
	2022	2021
Noncurrent deferred income taxes
Total assets	$92	$82
Total liabilities	(92)	(82)
Net noncurrent deferred income tax asset	-	-
Net deferred income tax asset	$-	$-

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	December 31,
	2022	2021
Deferred tax assets
U.S. net operating loss carry forward	$3,604	$2,600
Non-deductible reserves	1,530	1,390
Tax credits	4,300	4,454
Fixed assets	30	24
Intangibles	1,517	1,738
Valuation allowance	(10,889)	(10,124)
Net deferred tax assets	92	82
Deferred tax liabilities
Fixed assets	(53)	(45)
Other	(39)	(37)
Net deferred tax liabilities	(92)	(82)
Deferred asset, net	$-	$-

The composition of the Company’s foreign tax credits (FTC) carryforward as of December 31, 2022 is as follows:

	FTC	Expiration
Tax year-ended	Carryover	Year
December 31, 2017	$1,181	December 31, 2027
December 31, 2016	2,265	December 31, 2026
December 31, 2015	135	December 31, 2025
December 31, 2014	652	December 31, 2024
December 31, 2013	28	December 31, 2023
	$4,261

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

As of December 31, 2022, the Company has a net operating loss carryforward of $14.3 million. The Company has $10.9 million of deferred tax assets on which it is taking a full valuation allowance. The total valuation allowance recorded is $10.9 million, representing an increase of $766 from December 31, 2021. The Company has approximately $4.3 million of foreign tax credits for which it has provided a full valuation allowance and $39 of research and development credits which expire in 2032.

The Company has interest expense subject to a tax deduction limitation under IRC 163(j). The new calculation arising from the 2017 tax reform requires an adjusted taxable income to be calculated by, among other things, adding back to taxable income any depreciation, amortization, or depletion deductions for the taxable years beginning after December 31, 2017, and before January 1, 2022, as well as removing any GILTI inclusions. When calculating the adjusted taxable income for this purpose, the Company did not have sufficient taxable income in previous years to deduct interest expense exceeding the limitation, therefore creating a carryover of business interest expense to future years. For the quarter ended December 31, 2022, $467 of interest expense disallowed from prior years has been utilized to offset current interest income reported. The amount available for carryover to future periods of IRC 163(j) as of December 31, 2022 is $3.1 million. This carryover is available indefinitely.

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

The tax years subject to examination by major tax jurisdiction include the years 2019 and forward by the U.S. Internal Revenue Service and most state jurisdictions, and the years 2019 and forward for the Canadian jurisdiction.

13. BUSINESS SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

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

The following tables present information about segment income (loss):

	Year Ended
	December 31,
	2022	2021
Revenues
T&D Solutions
Power Systems	$17,382	$9,484
Service	10	-
	17,392	9,484
Critical Power Solutions
Equipment	2,229	1,891
Service	7,379	6,936
	9,608	8,827
Consolidated	$27,000	$18,311

	Year Ended
	December 31,
	2022	2021
Depreciation and amortization
T&D Solutions	$56	$61
Critical Power Solutions	384	349
Unallocated corporate overhead expenses	26	28
Consolidated	$466	$438

	Year Ended
	December 31,
	2022	2021
Operating income (loss)
T&D Solutions	$1,784	$(1,060)
Critical Power Solutions	(2,003)	(385)
Unallocated corporate overhead expenses	(3,810)	(2,417)
Consolidated	$(4,029)	$(3,862)

The following table presents information which reconciles segment assets to consolidated total assets:

	December 31,
	2022	2021
Assets
T&D Solutions	$18,196	$6,490
Critical Power Solutions	8,009	3,573
Corporate	10,970	17,864
Consolidated	$37,175	$27,927

Corporate assets consisted primarily of cash on hand.

Revenues are attributable to countries based on the location of the Company’s customers:

	Year Ended
	December 31,
	2022	2021
Revenues
United States	$27,000	$18,311

Sales to Enchanted Rock Electric, LLC accounted for approximately 45% of the Company’s total sales during the year ended December 31, 2022. The Company had no sales to Enchanted Rock Electric, LLC during the year ended December 31, 2021.

The distribution of the Company’s property and equipment by geographic location is approximately as follows:

	December 31,
	2022	2021
Property and equipment
United States	$1,800	$516

14. BASIC AND DILUTED LOSS PER COMMON SHARE

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

	Year Ended
	December 31,
	2022	2021
Numerator:
Net loss	$(3,638)	$(2,167)

Denominator:
Weighted average basic shares outstanding	9,727,542	8,857,942
Effect of dilutive securities - equity based compensation plans	-	-
Denominator for diluted net loss per common share	9,727,542	8,857,942

Net loss per common share:
Basic	$(0.37)	$(0.24)
Diluted	$(0.37)	$(0.24)

As of December 31, 2022 and 2021, diluted loss per share excludes potentially dilutive common shares related to (i) 670,667 and 647,667 shares underlying stock options, respectively, and (ii) 250,000 and 0 shares underlying nonvested RSUs, respectively, as their effect was anti-dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done in conjunction with an independent consultant and consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of December 31, 2022, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annually Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, we determined that controls are not effective because control deficiencies existed that constituted a material weakness.

As of December 31, 2022, we had a material weakness in our internal control over financial reporting due to not having the appropriate controls in place over our revenue recognition process for nonroutine and complex revenue transactions in accordance with ASC 606, “Revenue from Contracts with Customers”. This control deficiency resulted in a misstatement of revenue-related accounts during the three months ended March 31, 2022 and June 30, 2022, which management corrected through a revision as part of the Quarterly Report on Form 10-Q for the three months ended September 30, 2022.

In order to remediate this material weakness, management has expanded and improved our process for reviewing customer contracts and revenue recognition inputs, including through the engagement of third-party accounting professionals with expertise in evaluating customer contracts to obtain guidance on large and/or unique contracts in order to ensure that ASC 606 is accurately applied and documented.

Although we have begun implementing the enhancements described above at the end of 2022 and have been continuing our remediation efforts through the first quarter of 2023, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as permitted by the rules of the SEC.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the name, age and positions of our executive officers and the members of our board of directors:

Name	Age	Position with the Company
Nathan J. Mazurek	61	President, Chief Executive Officer and Chairman of the Board of Directors
Walter Michalec	34	Chief Financial Officer, Secretary and Treasurer
Yossi Cohn	44	Director
Ian Ross	79	Director
David Tesler	49	Director
Jonathan Tulkoff Thomas Klink	61 60	Director Director
Kytchener Whyte	71	Director

The board of directors currently consists of seven members.

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors serve a term of office to expire at the annual meeting of stockholders in 2023. Pursuant to an amendment to our bylaws, effective September 21, 2022, elected directors shall hold office until the next annual meeting of the stockholders, or until their successors shall be duly elected and qualified.

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

Kytchener Whyte. Mr. Whyte has served as a director since November 17, 2022. Mr. Whyte has over 45 years of extensive experience in the Electrical Power Distribution & Controls industries with an emphasis on manufacturing, sales and marketing. Since July 31, 2015, Mr. Whyte has been a consultant and served as President of Pioneer Custom Electrical Products Corp. Since January 2016, Mr. Whyte has been President of Blue Mountain Industries, Inc., a consulting, electrical engineering and marketing consultancy firm concentrating on the electrical utility, petrochemical and marine markets. From 1999 to 2015, Mr. Whyte was the President and owner of Pacific Power Systems Integration Inc. (“Pacific”), based in Southern California. Pacific manufactured electrical power distribution and control products such as its trailblazing Integrated Power Center units for applications in the petroleum, refining, electric transit and utility industries. Mr. Whyte served as General Manager for CGI, Inc., a manufacturer of Electrical Power Distribution and Controls products from 1993 to 1999. Prior to his time at CGI, Inc., Mr. Whyte was the Vice President for Electrical Power Products between 1985 and 1993. A native of Jamaica, Mr. Whyte is a graduate of Prospect College in St. Mary, Jamaica, and a graduate of Los Angeles Trade Technical College. Mr. Whyte is a United States Air Force Vietnam era veteran, a private pilot and the builder of experimental aircrafts. With his many years of experience in manufacturing, sales, marketing, product design and implementation, Mr. Whyte brings to the board invaluable insights and expertise, and the ability to turn problems into opportunities.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2022, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders, except for the following reporting persons:

●	One Form 4 was filed late for Mr. Cohn with respect to one transaction; and
●	One Form 4 was filed late for Mr. Tesler with respect to three transactions.

Board Committees

Our board of directors currently has three standing committees: the audit committee, the nominating and corporate governance committee, and the compensation committee, each of which is described below. All standing committees operate under a charter that has been approved by the board of directors.

Audit Committee. Our board of directors established an audit committee on March 24, 2011, which has the composition and responsibilities described below.

The audit committee consists of Messrs. Cohn, Ross and Tulkoff, each of whom our board of directors has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. In addition, Mr. Ross is the chairman of the audit committee and has been determined by our board of directors to be a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee held a total of four meetings during the fiscal year ended December 31, 2022.

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

Compensation Committee. On January 18, 2022, the board of directors designated a compensation committee (the “compensation committee”). Our compensation committee is composed of Messrs. Tessler and Cohn, each of whom our board of directors has determined to qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Pursuant to its charter, the compensation committee shall be comprised of at least two (2) “independent” members of the board of directors who shall also satisfy such other criteria imposed on members of the compensation committee pursuant to the federal securities laws and the rules and regulations of the SEC and the Nasdaq Stock Market. The compensation committee’s duties are to discharge the responsibilities of the board of directors relating to compensation of the Company’s directors and executive officers, to assist the board of directors in establishing appropriate incentive compensation and equity-based plans and to administer such plans, to oversee the annual process of evaluation of the performance of the Company’s management, and to perform such other duties and responsibilities as enumerated in and consistent with its charter. The compensation committee may designate one or more subcommittees, each subcommittee to consist of at least two members of the compensation committee. Any such subcommittee, to the extent provided in the resolutions of the compensation committee and to the extent not limited by applicable law, shall have and may exercise all the powers and authority of the compensation committee. The compensation committee has authority to retain or obtain the advice of compensation consultants, legal counsel, experts and other advisors as the compensation committee may deem appropriate in its sole discretion. The compensation committee is directly responsible for the appointment, compensation and oversight of its consultants, legal counsel, experts and advisors and has sole authority to approve their fees and retention terms, and the Company will provide funding for such fees and related expenses. Our compensation committee has not retained the services of any compensation consultants. The compensation committee held a total of two meetings during the fiscal year ended December 31, 2022.

The compensation committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge by contacting the Company by mail at the address appearing on the first page of this Annual Report on Form 10-K to the attention of Investor Relations, or by telephone at (212) 867-0700.

Nominating Committee. On January 18, 2022, the board of directors designated a nominating and corporate governance committee (the “nominating committee”). Our nominating committee is composed of Messrs. Tessler and Tulkoff, each of whom our board of directors has determined to qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Pursuant to its charter, the nominating committee shall be comprised of at least two (2) “independent” members of the board of directors who shall also satisfy such other criteria imposed on members of the nominating committee pursuant to the federal securities laws and the rules and regulations of the SEC and the Nasdaq Stock Market. The nominating committee’s duties are to assist the board of directors by identifying potential qualified nominees for director and recommend to the board of directors for nomination candidates for the board of directors, developing the Company’s corporate governance guidelines and additional corporate governance policies, exercising such other powers and authority as are set forth in the charter of the nominating committee and exercising such other powers and authority as shall from time to time be assigned to such committee by resolution of the board of directors. The nominating committee held a total of three meetings during the fiscal year ended December 31, 2022.

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

We appointed a compensation committee in January 2022 when we no longer qualified as a “controlled company” under the corporate governance rules of the Nasdaq stock market. We did not engage any compensation consultants to determine or recommend the amount and form of executive and director compensation during and for the year ended December 31, 2022. At this time, our compensation committee has, and previously our board of directors had, determined that the financial and administrative burden of engaging compensation consultants is not justified in light of our Company’s size, its resources and our relatively small number of executive officers and directors. Rather, beginning in the year ended December 31, 2022, we anticipate that the recommended level, components and rationale for our compensation program will be developed and presented each year by our compensation committee to the board of directors for its consideration and approval.

Summary Compensation Table

The following table summarizes, for each of the last two fiscal years ended December 31, 2022 and 2021, the compensation paid to (i) Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, and (ii) Walter Michalec, our chief financial officer, secretary and treasurer from May 16, 2021, and prior to that, our interim chief financial officer, secretary and treasurer from April 15, 2020 to May 15, 2021, whom we refer to collectively herein as the “named executive officers.”

				Stock	Option	All Other
		Salary	Bonus	Awards (1)	Awards (1)	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)
Nathan J. Mazurek (i)	2022	535,500	-	-	7,085	15,000	(2)	557,585
President, Chief Executive Officer, Chairman of the Board of Directors	2021	430,375	-	-	59,817	18,000	(2)	508,192

Walter Michalec (ii)	2022	200,000	27,000	1,631,250	3,270	-		1,861,520
Chief Financial Officer, Secretary, and Treasurer	2021	167,500	22,000	-	53,350	-		242,850

(1)	Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share based awards are set forth in “Item 8. Financial Statements and Supplementary Data – Note 11. Stock-Based Compensation” contained in this Annual Report. These amounts do not represent the actual value that may be realized by our named executive officers, as that is dependent on the long-term appreciation in our common stock.
(2)	Comprised of board of directors meeting fees.

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

On April 25, 2022, the Company and Mr. Mazurek entered into a fourth amendment in order to (i) extend the termination date of the Mazurek Agreement from March 31, 2023, to December 31, 2024, and (ii) adjust Mr. Mazurek’s annual base salary at $535,500, for the period beginning on January 1, 2022 and ending on December 31, 2022, $562,500, for the period beginning on January 1, 2023 and ending on December 31, 2023, and $590,500, for the period beginning on January 1, 2024 and ending on December 31, 2024.

If Mr. Mazurek is terminated without cause, he is entitled to receive (i) any unpaid base salary accrued through the date of his termination, (ii) any unreimbursed expenses properly incurred prior to the date of his termination, and (iii) severance pay equal to the base salary that would have been payable to Mr. Mazurek for the remainder of the term of his executive employment agreement, which expires on December 31, 2024, less applicable withholdings and taxes. As a precondition to receiving severance pay, Mr. Mazurek is required to execute and deliver within sixty (60) days following his termination a general release of claims against the us and our subsidiaries and affiliates that may have arisen on or before the date of the release.

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

Walter Michalec

Mr. Michalec was appointed by our board of directors to act as the Interim Chief Financial Officer of us, effective as of April 15, 2020, replacing Mr. Klink after his resignation as Chief Financial Officer. On May 13, 2021, our board of directors assigned Mr. Michalec the title of Chief Financial Officer and removed the title of Interim Chief Financial Officer, effective May 16, 2021. Mr. Michalec also serves as our principal accounting officer, principal financial officer, treasurer and secretary.

On April 25, 2022, we and Mr. Michalec entered into an employment agreement under which we agreed to employ Mr. Michalec as its Chief Financial Officer, Secretary and Treasurer for a term of three (3) years, commencing on January 1, 2022 and ending on December 31, 2024, unless such employment is terminated earlier in accordance with the agreement. Mr. Michalec is entitled to an annualized base salary at a rate of $200,000 per annum for the period of January 1, 2022 through December 31, 2022, $220,000 per annum for the period of January 1, 2023 through December 31, 2023, and $240,000 per annum for the period of January 1, 2023 through the end of the employment period. Mr. Michalec’s employment may be terminated upon his death or disability, upon the occurrence of certain events that constitute “cause,” and without cause. If terminated without cause, Mr. Michalec will be entitled to receive as severance an amount equal to his base salary for the remainder of the employment period under the agreement.

In connection with his employment agreement, we granted Mr. Michalec an award of restricted stock units (“RSUs”) under the 2021 Pioneer Power Solutions, Inc. Long-Term Incentive Plan (the “Plan”), covering 375,000 shares of our common stock, with such RSUs being subject to the terms and conditions of the Plan and a Restricted Stock Unit Award Agreement, which agreement provided, among other things, that (a) the RSUs shall vest in three equal installments on each of May 1st of 2022, 2023, and 2024, provided that Mr. Michalec has remained continuously employed by us through the applicable vesting date, and (b) such vested RSUs shall be converted into shares of our common stock no later than March 15th of the calendar year following the calendar year in which such RSUs vested. The award had a grant date fair value of $1,631,250, which will be recognized over the vesting period. We paid withholding taxes on behalf of Mr. Michalec in connection with the grant, which we are getting repaid through payroll deductions. See the section titled “Certain Related Transactions and Relationships” under Item 13.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on stock options previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2022. This table includes unexercised and unvested options awards. Each outstanding award is shown separately for each named executive officer.

	Option Awards
		Number of		Number of
		Securities		Securities
		Underlying		Underlying
		Unexercised		Unexercised		Option
		Options		Options		Exercise	Option
	Date	(#)		(#)		Price	Expiration
Name	of Grant	Exercisable		Unexercisable		($)	Date
Nathan J. Mazurek	03/20/2013	25,000	(3)	-		5.60	03/20/2023
	03/20/2013	1,000	(5)	-		5.60	03/20/2023
	3/06/2014	50,000	(3)	-		10.21	3/06/2024
	3/06/2014	1,000	(5)	-		10.21	3/06/2024
	03/30/2015	1,000	(5)	-		8.98	03/30/2025
	03/10/2016	1,000	(5)	-		3.68	03/10/2026
	03/30/2017	1,000	(5)	-		7.30	03/30/2027
	03/30/2017	130,000	(4)	-		7.30	03/30/2027
	4/03/2018	1,000	(5)	-		5.60	4/03/2028
	03/31/2020	10,000	(5)	-		1.68	03/31/2030
	05/13/2021	10,000	(5)			3.31	05/13/2031
	05/13/2021	51,667	(4)			3.31	05/13/2031
	05/13/2022	-		1,500	(5)	3.17	05/13/2032
	05/13/2022	-		5,000	(4)	3.17	05/13/2032

Walter Michalec	03/06/2014	1,000	(2)	-		10.21	03/06/2024
	03/31/2020	10,000	(6)	-		1.68	03/31/2030
	05/13/2021	55,000	(4)	-		3.31	05/13/2031
	05/13/2022	-		3,000	(4)	3.17	05/13/2032

(1)	Incentive stock options granted for service as a president. Vests in equal annual installments upon each of the first three anniversaries of the grant date.
(2)	Incentive stock options granted for service prior to becoming an executive officer. Vests in equal annual installments upon each of the first three anniversaries of the grant date.
(3)	Non-qualified stock options granted for service as an executive officer. Vests in equal annual installments upon each of the first three anniversaries of the grant date.
(4)	Non-qualified stock options granted for service as an executive officer. Vests on the first anniversary of the grant date.
(5)	Non-qualified stock options granted for service as a director. Vests on the first anniversary of the grant date.
(6)	Non-qualified stock options granted for service prior to becoming an executive officer. Vests on the first anniversary of the grant date.

Stock Awards
	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	(#)	($)
Walter Michalec	250,000	$670,000	250,000	$670,000

Option and Warrant Exercises

During the year ended December 31, 2022, Nathan J. Mazurek exercised an option to purchase 1,000 shares of common stock at an exercise price of $4.11 per share.

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

2011 Long-Term Incentive Plan

On May 11, 2011, our board of directors adopted the 2011 Plan, subject to stockholder approval, which was obtained on May 31, 2011. The 2011 Plan replaced and superseded the 2009 Equity Incentive Plan. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allowed for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which could have been granted singly, in combination, or in tandem, and upon such terms as were determined by the board or a committee of the board that was designated to administer the 2011 Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that could have been delivered pursuant to awards under the 2011 Plan is 700,000 shares. As of December 31, 2022, there were no shares available for future grants under the Company’s 2011 Plan. The 2011 Plan expired on May 11, 2021, but any awards granted prior to May 11, 2021 that are still outstanding are subject to the 2011 Plan.

2021 Long-Term Incentive Plan

On October 13, 2021, our board of directors adopted the 2021 Long-Term Incentive Plan (the “2021 Plan”), subject to stockholder approval, which was obtained on November 11, 2021. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2021 Plan. The 2021 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the board or a committee of the board that is designated to administer the 2021 Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan is 900,000 shares. As of December 31, 2022, there were 498,000 shares available for future grants under the Company’s 2021 Plan. The 2021 Plan was initially administered by our board of directors, but it has been administered by the compensation committee following the creation of such committee in the first quarter of 2022.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2022 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	670,667	$5.45	498,000
Equity compensation plans not approved by security holders	-	-	-
Total	670,667	$5.45	498,000

Director Compensation

The following table provides compensation information for the one year period ended December 31, 2022 for each non-employee member of our board of directors:

	Fees Earned or		Option
	Paid in Cash		Awards	Total
Name	($)		($)	($)
Yossi Cohn (7)	23,000	(4)	1,635	24,635
Thomas Klink (6)	15,000	(2)	1,635	16,635
Ian Ross (8)	19,000	(1)	1,635	20,635
David Tesler (9)	20,000	(3)	1,635	21,635
Jonathan Tulkoff (10)	23,000	(5)	1,635	24,635
Kytchener Whyte (11)	-		-	-

(1)	Comprised of board of directors and audit committee meeting fees.
(2)	Comprised of board of directors meeting fees.
(3)	Comprised of board of directors, compensation and nominating and governance committee meeting fees.
(4)	Comprised of board of directors, audit and compensation committee meeting fees.
(5)	Comprised of board of directors, audit and nominating and governance committee meeting fees.
(6)	As of December 31, 2022, Mr. Klink had outstanding options representing the right to purchase 119,000 shares of our common stock and outstanding stock awards of 1,500 shares of our common stock.
(7)	As of December 31, 2022, Mr. Cohn had outstanding options representing the right to purchase 26,000 shares of our common stock and outstanding stock awards of 1,500 shares of our common stock.
(8)	As of December 31, 2022, Mr. Ross had outstanding options representing the right to purchase 26,000 shares of our common stock and outstanding stock awards of 1,500 shares of our common stock.
(9)	As of December 31, 2022, Mr. Tesler had outstanding options representing the right to purchase 15,000 shares of our common stock and outstanding stock awards of 1,500 shares of our common stock.
(10)	As of December 31, 2022, Mr. Tulkoff had outstanding options representing the right to purchase 26,000 shares of our common stock and outstanding stock awards of 1,500 shares of our common stock.
(11)	Mr. Whyte began serving as a director in November 2022 and did not receive any director compensation during the year ended December 31, 2022.

All of our directors, including our employee directors, are paid cash compensation in connection with their attendance at the meetings of the board of directors. Our directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at such meetings. For the year ended December 31, 2022, our directors and chief financial officer were paid cash compensation of $3,000 per meeting for attendance. The members of our audit committee and our chief financial officer received a fee of $1,000 per meeting for attendance at a meeting of our audit committee for the year ended December 31, 2022. Additionally, the members of our nominating and governance committee and our compensation committee received a fee of $2,000 per meeting for attendance at a meeting of our nominating and governance committee and compensation committee for the year ended December 31, 2022. Mr. Whyte, a current director, entered into a consulting agreement with PCEP as the sole stockholder and president of Pacific, pursuant to which he agreed to provide service and consultation with respect to the business and operations of PCEP and its affiliates, as may be requested from time to time by PCEP. See the section titled “Certain Related Transactions and Relationships” under Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 11, 2023 by:

●	each person known by us to beneficially own more than 5.0% of our common stock;
●	each of our directors;
●	each of the named executive officers; and
●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address, unless otherwise specified in the notes below, is c/o Pioneer Power Solutions, Inc., 400 Kelby Street, 12th Floor, Fort Lee, New Jersey 07024. As of April 11, 2023, we had 9,767,545 shares outstanding.

	Number of Shares		Percentage
	Beneficially		Beneficially
Name of Beneficial Owner	Owned (1)		Owned (1)
Officers and Directors
Nathan J. Mazurek	2,164,026	(2)	21.8%
Thomas Klink	230,500	(3)	2.4%
Walter Michalec	194,000	(4)	2.0%
Jonathan Tulkoff	37,500	(5)	*
David Tesler	31,250	(6)	*
Yossi Cohn	27,500	(7)	*
Ian Ross	27,500	(7)	*
Kytchener Whyte	15,000	(8)	*
All directors and executive officers as a group (8 persons)	2,727,276		27.6%

* represents ownership of less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 11, 2023. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.
(2)	Includes 1,900,859 shares of common stock and 263,167 shares subject to stock options which are exercisable within 60 days of April 11, 2023.
(3)	Includes 114,000 shares of common stock and 116,500 shares subject to stock options which are exercisable within 60 days of April 11, 2023.
(4)	Includes 125,000 fully vested restricted stock units and 69,000 shares subject to stock options which are exercisable within 60 days of April 11, 2023.
(5)	Includes 11,000 shares of common stock and 26,500 shares subject to stock options which are exercisable within 60 days of April 11, 2023.
(6)	Includes 15,750 shares of common stock and 15,500 shares subject to stock options which are exercisable within 60 days of April 11, 2023.
(7)	Includes 1,000 shares of common stock and 26,500 shares subject to stock options which are exercisable within 60 days of April 11, 2023.
(8)	Includes 15,000 shares subject to stock options which are exercisable within 60 days of April 11, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Related Transactions and Relationships

Generally, we do not enter into related party transactions unless the members of the board who do not have an interest in the potential transaction have reviewed the transaction and determined that (i) we would not be able to obtain better terms by engaging in a transaction with a non-related party and (ii) the transaction is in our best interest. This policy applies generally to any transaction in which we are to be a participant and the amount involved exceeds the lesser of $120 or one percent of the average of our total assets at year end for the previous two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. This policy is not currently in writing. In addition, our audit committee, which was established on March 24, 2011, is required to pre-approve any related party transactions pursuant to its charter.

In connection with the employment agreement entered into between the Company and Mr. Michalec, effective April 25, 2022, the Company granted Mr. Michalec an award of RSUs under the 2021 Plan covering 375,000 shares of the Company’s common stock. In connection with the RSU grant, we paid on Mr. Michalec’s behalf an aggregate amount of $129 in withholding taxes. We and Mr. Michalec agreed that Mr. Michalec would reimburse us through payroll deductions until we are fully reimbursed. As of the date of this report, we have been reimbursed $12 of the total $129 owed.

On July 31, 2015, Pacific and PCEP, entered into an Asset Purchase Agreement for the purchase and sale of substantially all of the assets of Pacific (the “Transaction”). In connection with the Transaction, Kytchener Whyte, a current director, entered into a consulting agreement with PCEP as the sole stockholder and president of Pacific, pursuant to which he agreed to provide service and consultation with respect to the business and operations of PCEP and its affiliates, as may be requested from time to time by PCEP (the “Consulting Agreement”). Kytchener Whyte has remained a consultant of PCEP since July 31, 2015. The initial term ended on July 31, 2017, and which has been renewed annually thereafter. The Consulting Agreement automatically renews unless either party gives written notice of termination to the other party at least thirty days prior to the expiration of the renewal term thereof. In consideration for the consulting services Kytchener Whyte performs as a consultant of PCEP, he receives a monthly consulting fee of $17, as well as a 4% commission payments for product sales generated by new customer accounts solicited by him, through his solely owned personal business Blue Mountain Industries, Inc. Pursuant to the consulting agreement, for the fiscal years ended December 31, 2021 and December 31, 2020, the Company paid Blue Mountain Industries, Inc. an aggregate amount of $423 and $317, respectively. During the fiscal year ending December 31, 2022, Kytchener Whyte has received an aggregate amount of $400.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum LLP and BDO USA, LLP served as our independent registered public accounting firms for the fiscal years ended December 31, 2022 and 2021, respectively.

The following table presents aggregate fees for professional services rendered by Marcum LLP and BDO USA, LLP during the fiscal years ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,
	2022	2021
Audit fees (1)	$179	$335
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$179	$335

(1)	Audit fees consisted primarily of fees for the annual audit of our consolidated financial statements, the interim reviews of the quarterly consolidated financial statements, review of a registration statement and normal, recurring accounting consultations.
(2)	The Company did not incur any audit-related fees for the years ended December 31, 2022 and 2021.
(3)	The Company did not incur any tax fees for the years ended December 31, 2022 and 2021.
(4)	The Company did not have any other fees for the years ended December 31, 2022 and 2021.

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

The following financial statements are included in Item 8 herein:
Report of Independent Registered Public Accounting Firm (Marcum LLP, Saddle Brook, NJ: PCAOB ID#688)
Report of Independent Registered Public Accounting Firm (BDO USA, LLP, New York, NY: PCAOB ID#243)
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None

	3.	Exhibits

See the Index to Exhibits.

ITEM 16. FORM 10-K SUMMARY.

None.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger Agreement, dated January 22, 2019, between Pioneer Critical Power Inc. and CleanSpark. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

2.2	Stock Purchase Agreement, dated as of June 28, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Nathan Mazurek, Pioneer Transformers L.P. and Pioneer Acquireco ULC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2019).

2.3	Amendment No. 1 to the Stock Purchase Agreement, dated as of August 13, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Pioneer Transformers L.P. and Pioneer Acquireco ULC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 14, 2019).

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Amended and Restated Bylaws of Pioneer Power Solutions, Inc. (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 14, 2022).

4.1*	Description of Securities

10.1+	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.2+	Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 31, 2011).

10.3+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.4+	First Amendment to Employment Agreement, dated November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2014).

10.5+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.6+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.7+	Third Amendment to Employment Agreement, dated February 15, 2019, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on February 20, 2019).

10.8	First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender. (Incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 29, 2017)

10.9	First Amending Agreement, dated as of March 15, 2017, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender. (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 29, 2017)

10.10	Second Amending Agreement, dated as of March 28, 2018, by and among Pioneer Electrogroup Canada Inc., as borrower, each of the Canadian subsidiary guarantors signatory thereto and Bank of Montreal, as lender (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2018).

10.11	Second Amending Agreement, dated as of March 28, 2018, by and among Pioneer Power Solutions, Inc., as borrower, each of the domestic subsidiary guarantors signatory thereto and Bank of Montreal, Chicago Branch, as lender (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 2, 2018).

10.12	Indemnity Agreement, dated January 22, 2019, between the Company, CleanSpark and PCPI. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.13	Contract Manufacturing Agreement, dated January 22, 2019, between the Company and CleanSpark. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.14	Non-Competition and Non-Solicitation Agreement, dated January 22, 2019, between the Company and CleanSpark. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

10.15+	Third Amendment to Employment Agreement, dated March 30, 2020, by and between the Company and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 1, 2020).

10.16	Distribution Agreement, dated May 31, 2021, by and between Pioneer Power Solutions, Inc. and CleanSpark, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on June 4, 2021).

10.17+	Pioneer Power Solutions, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on October 25, 2021).

10.18+	Fourth Amendment to Employment Agreement, dated April 25, 2022, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.19+	Employment Agreement, dated April 25, 2022, by and between Pioneer Power Solutions, Inc. and Wojciech (Walter) Michalec (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.20	Termination Agreement, dated as of June 3, 2022, between Pioneer Power Solutions, Inc. and CleanSpark, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on June 8, 2022).

21.1	List of subsidiaries. (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2021).

23.1*	Consent of Marcum LLP.

23.2*	Consent of BDO USA, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: April 11, 2023	By:	/s/ Nathan J. Mazurek
	Name:	Nathan J. Mazurek
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nathan J. Mazurek		April 11, 2023
Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Walter Michalec		April 11, 2023
Walter Michalec	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Yossi Cohn		April 11, 2023
Yossi Cohn	Director

/s/ Ian Ross		April 11, 2023
Ian Ross	Director

/s/ David Tesler		April 11, 2023
David Tesler	Director

/s/ Jonathan Tulkoff		April 11, 2023
Jonathan Tulkoff	Director

/s/ Thomas Klink		April 11, 2023
Thomas Klink	Director

/s/ Kytchener Whyte		April 11, 2023
Kytchener Whyte	Director

