Form 10-Q
period 2023-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2023-05-15
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35212

PIONEER POWER SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1347616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Kelby Street, 12th Floor

Fort Lee, New Jersey 07024

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (212) 867-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PPSI	Nasdaq Capital Market

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 15, 2023 was 9,767,545.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2023

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022 (Revised)
Revenues	$8,507	$6,362
Cost of goods sold	6,294	5,439
Gross profit	2,213	923
Operating expenses
Selling, general and administrative	2,158	1,746
Total operating expenses	2,158	1,746
Income (loss) from operations	55	(823)
Interest income	(54)	(101)
Other (income) expense, net	(13)	11
Income (loss) before income taxes	122	(733)
Income tax expense	-	7
Net income (loss)	$122	$(740)

Income (loss) per share:
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)

Weighted average common shares outstanding:
Basic	9,769,545	9,640,545
Diluted	9,769,565	9,640,545

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$11,556	$10,296
Accounts receivable, net	7,863	11,139
Inventories	9,589	8,748
Prepaid expenses and other current assets	2,900	2,853
Total current assets	31,908	33,036
Property and equipment, net	1,863	1,800
Operating lease right-of-use assets	1,281	1,450
Financing lease right-of-use assets	655	727
Other assets	150	162
Total assets	$35,857	$37,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,485	$7,239
Current portion of operating lease liabilities	718	703
Current portion of financing lease liabilities	316	355
Deferred revenue	10,095	10,665
Total current liabilities	17,614	18,962
Operating lease liabilities, non-current portion	612	797
Financing lease liabilities, non-current portion	386	418
Other long-term liabilities	61	65
Total liabilities	18,673	20,242
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 9,769,545 and 9,644,545 shares issued and outstanding on March 31, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	33,002	32,859
Accumulated other comprehensive income	-	14
Accumulated deficit	(15,828)	(15,950)
Total stockholders’ equity	17,184	16,933
Total liabilities and stockholders’ equity	$35,857	$37,175

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022 (Revised)
Operating activities
Net income (loss)	$122	$(740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	130	36
Amortization of right-of-use financing leases	73	51
Amortization of imputed interest	-	(107)
Amortization of right-of-use operating leases	169	163
Change in receivable reserves	13	28
Stock-based compensation	143	57
Other	(14)	-
Changes in current operating assets and liabilities:
Accounts receivable	3,275	(1,743)
Inventories	(841)	(2,527)
Prepaid expenses and other assets	(57)	(478)
Income taxes	2	19
Accounts payable and accrued liabilities	(750)	2,920
Deferred revenue	(570)	4,569
Operating lease liabilities	(170)	(161)
Net cash provided by operating activities	1,525	2,087

Investing activities
Purchases of property and equipment	(194)	(112)
Net cash used in investing activities	(194)	(112)

Financing activities
Net proceeds from the exercise of options for common stock	-	17
Principal repayments of financing leases	(71)	(48)
Net cash used in financing activities	(71)	(31)

Increase in cash	1,260	1,944
Cash, beginning of period	10,296	11,699
Cash, end of period	$11,556	$13,643

Non-cash investing and financing activities:
Acquisition of right-of-use assets and lease liabilities	-	156

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

				Accumulated
	Common Stock		Additional paid-in	other compre- hensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2022	9,640,545	$10	$31,840	$14	$(12,312)	$19,552
Net loss	-	-	-	-	(740)	(740)
Stock-based compensation	-	-	57	-	-	57
Exercise of stock options	4,000	-	17	-	-	17
Balance - March 31, 2022 (revised)	9,644,545	$10	$31,914	$14	$(13,052)	$18,886

Balance - January 1, 2023	9,644,545	$10	$32,859	$14	$(15,950)	$16,933
Net income	-	-	-	-	122	122

Stock-based compensation	125,000	-	143	-	-	143
Other	-	-	-	(14)	-	(14)
Balance - March 31, 2023	9,769,545	$10	$33,002	$-	$(15,828)	$17,184

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

March 31, 2023 (Unaudited)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “we,” “our” and “us”) design, manufacture, integrate, refurbish, service, distribute and sell electric power systems, distributed energy resources, power generation equipment and mobile electric vehicle (“EV”) charging solutions. Our products and services are sold to a broad range of customers in the utility, industrial and commercial markets. Our customers include, but are not limited to, electric, gas and water utilities, data center developers and owners, EV charging infrastructure developers and owners, and distributed energy developers. The Company is headquartered in Fort Lee, New Jersey and operates from three (3) additional locations in the U.S. for manufacturing, service and maintenance, engineering, sales and administration.

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2023: Transmission and Distribution Solutions (“T&D Solutions”) and Critical Power Solutions (“Critical Power”).

Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of March 31, 2023. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

All dollar amounts (except share and per share data) presented in the notes to our unaudited interim consolidated financial statements are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding. ASC 740-270 requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period unless certain exceptions are met. We have used a discrete-period computation method to calculate taxes for the fiscal three-month period ended March 31, 2023. The Company anticipates that its annual effective tax rate will be 0% for the year ending December 31, 2023. As of March 31, 2023, the Company continues to provide a 100% valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

These unaudited interim consolidated financial statements include the accounts of Pioneer and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited interim consolidated financial statements should be read in conjunction with the risk factors under the heading “Part II - Item 1A. Risk Factors” and the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of March 31, 2023, the Company had $11.6 million of cash on hand and working capital of $14.3 million. The cash on hand was generated primarily from the sale of common stock under the ATM Program (as defined below) during the year ended December 31, 2021 and payment of all unpaid principal and interest from the two subordinated promissory notes we received in connection with the sale of the transformer business units in August 2019 for an aggregate principal amount of $7.5 million (the “Seller Notes”) during the year ended December 31, 2022.

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

On December 13, 2021, we filed a prospectus supplement, which forms a part of our registration statement on Form S-3 (File No. 333-249569), that was declared effective by the SEC on October 27, 2020, in connection with the offer and sale of up to an aggregate offering amount of $8.6 million of common stock that may be issued and sold under the ATM Program. We did not sell any shares of common stock under the ATM Program during the three months ended March 31, 2023. As of March 31, 2023, $8.6 million of common stock remained available for issuance under the ATM Program.

Risks and Uncertainties

The worldwide spread of the novel coronavirus (“COVID-19”), including the emergence of variants and subvariants, as well as rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments (including the war in Ukraine) have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. As a result of the current uncertainty in economic activity, the Company is unable to predict the size and duration of the impact on its revenue and its results of operations. The extent of the impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the duration and spread of COVID-19 and its variants and the duration and the extent of geopolitical disruption and their respective impacts on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of the COVID-19 pandemic and take steps deemed appropriate to limit the impact on its business. During the three months ended March 31, 2023, the Company was able to operate substantially at capacity.

The World Health Organization recently determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government has announced that the declaration of a public health emergency associated with COVID-19 expired on May 11, 2023. However, COVID-19 is expected to remain a serious endemic threat for an indefinite future period. The economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for the Company to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. The Company has committed, and the Company plans to continue to commit, resources to grow its business, employee base, and technology development, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the COVID-19 pandemic. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if the Company is not able to respond to and manage the impact of such events effectively, its business may be harmed.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in the Company’s accounting policies during the first quarter of 2023.

Recent Accounting Pronouncements

The Company did not adopt any new material accounting pronouncements during the three months ended March 31, 2023, except as disclosed below. There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s financial statements.

Accounts Receivable

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” using a modified retrospective approach. The standard amends several aspects of the measurement of credit losses related to certain financial instruments, including the replacement of the existing incurred credit loss model and other models with the current expected credit losses (“CECL”) model. The cumulative effect of adoption did not result in an adjustment to the allowance for credit loss, and accordingly, the Company’s accumulated deficit as of January 1, 2023.

The Company accounts for trade receivables at original invoice amount less an estimate made for expected credit losses. The Company’s allowance for expected credit losses on accounts receivable reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. There were no allowances for expected credit losses as of March 31, 2023 and December 31, 2022.

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

During the three months ended March 31, 2023, the Company recognized $2.0 million of revenue over time and incurred costs of $1.4 million. During the three months ended March 31, 2022, the Company recognized $326 of revenue over time and incurred costs of $278. Additionally, the Company recognized $2.7 million and $4.5 million of revenue at a point in time from the sale of our products during the three months ended March 31, 2023 and 2022, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $2.1 million and $1.5 million of service revenue during the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023, the Company recognized approximately $2.1 million of revenue that was recognized as deferred revenue at December 31, 2022, as compared to $1.9 million of revenue during the three months ended March 31, 2022 that was recognized as deferred revenue at December 31, 2021. There was no revenue recognized during the three months ended March 31, 2023 and 2022 from performance obligations satisfied in prior periods.

The Company manages its accounts receivable credit risk by performing credit evaluations and monitoring amounts due from the Company’s customers. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

As of March 31, 2023, two customers represented approximately 73% and 10% of the Company’s accounts receivable. At December 31, 2022, three customers represented approximately 57%, 13% and 11% of the Company’s accounts receivable.

For the three months ended March 31, 2023, two customers represented approximately 48% and 16% of the Company’s revenue. For the three months ended March 31, 2022, three customers represented approximately 20%, 19% and 12% of the Company’s revenue.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during three months ended March 31, 2023 and 2022 were insignificant.

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended
	March 31,
	2023	2022
Products	$6,445	$4,828
Services	2,062	1,534
Total revenue	$8,507	$6,362

See “Note 12 - Business Segment and Geographic Information”.

4. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of our consolidated interim financial statements for the quarter ended September 30, 2022, we completed an analysis of one of our customer contracts under ASC 606 and, as a result, we determined that the performance obligations are satisfied over time. See “Note 3 – Revenues in Notes to Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q. As a result of the analysis, we identified additional revenues to be recognized of $326 related to the three months ended March 31, 2022 along with the additional related cost of revenues of $278.

The following tables reconcile the balances as previously reported in the Quarterly Reports on Form 10-Q as of and for the three months ended March 31, 2022 to the as revised balances:

	For The Three Months Ended
	March 31, 2022
Condensed Consolidated Statements of Operations (Unaudited)	As Reported	Adjustment	As Revised
Revenues	$6,036	$326	$6,362
Cost of goods sold	$5,161	$278	$5,439
Gross profit	$875	$48	$923
Net loss	$(788)	$48	$(740)
Loss per share - basic and diluted	$(0.08)	-	$(0.08)
Weighted average common shares outstanding - basic and diluted	9,641	-	9,641

	March 31, 2022
Condensed Consolidated Balance Sheet (Unaudited)	As Reported	Adjustment	As Revised
Total current assets	$32,162	$(278)	$31,884
Total assets	34,983	(278)	34,705
Total current liabilities	14,719	(326)	14,393
Total liabilities	16,145	(326)	15,819
Total stockholders’ equity	18,838	48	18,886

	For The Three Months Ended
	March 31, 2022
Cash Flows From Operating Activities (Unaudited)	As Reported	Adjustment	As Revised
Net loss	$(788)	$48	$(740)
Changes in current operating assets and liabilities:
Inventories	(2,805)	278	(2,527)
Deferred revenue	4,895	(326)	4,569
Net cash provided by operating activities	2,087	-	2,087

	For The Three Months Ended
	March 31, 2022
Consolidated Statement of Stockholders’ Equity (Unaudited)	As Reported	Adjustment	As Revised
Accumulated deficit	$(13,100)	$48	$(13,052)
Total stockholders’ equity	18,838	48	18,886

In accordance with SEC Staff Accounting Bulletin No. 108, we evaluated this revision based on an analysis of quantitative and qualitative factors as to whether it was material to the consolidated statements of operations for the three months ended March 31, 2022 and if amendments of previously filed financial statements with the SEC are required. We determined that the adjustment is neither quantitatively nor qualitatively material and, therefore, the revision does not have a material impact to the consolidated statements of operations for the three months ended March 31, 2022 or other prior periods.

5. OTHER (INCOME) EXPENSE

Other (income) expense in the unaudited interim consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations. For the three months ended March 31, 2023, other income was $13, as compared to other expense of $11 during the three months ended March 31, 2022.

6. INVENTORIES

The components of inventories are summarized below:

	March 31,	December 31,
	2023	2022
Raw materials	$4,412	$2,962
Work in process	5,177	5,786
Total inventories	$9,589	$8,748

Inventories are stated at the lower of cost or a net realizable value determined on a weighted average method.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	March 31,	December 31,
	2023	2022
Machinery, vehicles and equipment	$2,737	$2,308
Furniture and fixtures	208	208
Computer hardware and software	591	591
Leasehold improvements	367	368
Construction in progress	264	499
	4,167	3,974
Less: accumulated depreciation	(2,304)	(2,174)
Total property and equipment, net	$1,863	$1,800

Depreciation expense was $130 and $36 for the periods ended March 31, 2023 and 2022, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	March 31,	December 31,
	2023	2022
Accounts payable	$4,894	$5,615
Accrued liabilities	1,591	1,624
Total accounts payable and accrued liabilities	$6,485	$7,239

Accrued liabilities primarily consist of accrued sales commissions, accrued compensation and benefits, accrued sales and use taxes and accrued insurance. At March 31, 2023 and December 31, 2022, accrued sales commissions were $265 and $278, respectively. Accrued compensation and benefits at March 31, 2023 and December 31, 2022 were $268 and $213, respectively. Accrued sales and use taxes at March 31, 2023 and December 31, 2022 were $341 and $258, respectively, and there was $338 of accrued insurance at March 31, 2023 as compared to $559 at December 31, 2022. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

At March 31, 2023, one supplier represented approximately 15% of the Company’s accounts payable. At December 31, 2022, none of the Company’s suppliers represented more than 10% of the Company’s accounts payable.

9. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 9,769,545 and 9,644,545 shares of common stock, $0.001 par value per share, outstanding as of March 31, 2023 and December 31, 2022, respectively.

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

10. STOCK-BASED COMPENSATION

Stock-based compensation expense recorded for the three months ended March 31, 2023 and 2022 was approximately $143 and $57, respectively. All of the stock-based compensation expense is included in selling, general and administrative expenses in the accompanying interim consolidated statements of operations. At March 31, 2023, there was $592 of stock-based compensation expense remaining to be recognized in the consolidated statements of operations over a weighted average remaining period of 1.1 years.

11. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic and diluted income (loss) per common share is calculated based on the weighted average number of vested shares outstanding during the period. The Company’s employee and director equity awards, as well as incremental shares issuable upon exercise of warrants, are not considered in the calculations if the effect would be anti-dilutive. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022 (Revised)
Numerator:
Net income (loss)	$122	$(740)

Denominator:
Weighted average basic shares outstanding	9,769,545	9,640,545
Effect of dilutive securities - equity based compensation plans	20	-
Weighted average diluted shares outstanding	9,769,565	9,640,545

Net income (loss) per common share:
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)

As of March 31, 2023 and 2022, diluted income (loss) per share excludes potentially dilutive common shares related to 585,667 and 643,667 shares underlying stock options, respectively, and 250,000 and 0 shares underlying nonvested RSUs, respectively, as their effect was anti-dilutive.

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

The T&D Solutions segment is involved in the design, manufacture and sale of circuit protection and controls equipment used primarily by large industrial and commercial operations to manage their electrical power distribution needs. The Critical Power segment provides mobile high capacity charging equipment, power generation equipment and aftermarket field-services in order to help customers secure fast vehicle charging where fixed charging infrastructure does not exist, and additionally to ensure smooth, uninterrupted power to operations during times of emergency.

The following tables present information about segment income and loss:

	Three Months Ended
	March 31,
	2023	2022 (Revised)
Revenues
T&D Solutions
Power Systems	$5,761	$3,713
Service	-	10
	5,761	3,723
Critical Power Solutions
Equipment	684	1,115
Service	2,062	1,524
	2,746	2,639
Consolidated	$8,507	$6,362

	Three Months Ended
	March 31,
	2023	2022 (Revised)
Depreciation and amortization
T&D Solutions	$15	$10
Critical Power Solutions	186	70
Unallocated corporate overhead expenses	2	7
Consolidated	$203	$87

	Three Months Ended
	March 31,
	2023	2022 (Revised)
Operating income (loss)
T&D Solutions	$1,242	$90
Critical Power Solutions	(437)	(155)
Unallocated corporate overhead expenses	(750)	(758)
Consolidated	$55	$(823)

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended
	March 31,
	2023	2022 (Revised)
Revenues
United States	$8,507	$6,362

13. LEASES

The Company leases certain offices, facilities and equipment under operating and financing leases. Our leases have remaining terms ranging from less than 1 year to 5 years some of which contain options to extend up to 5 years. As of March 31, 2023 and December 31, 2022, assets recorded under financing leases were $1.2 million and $1.3 million, respectively, and accumulated amortization associated with financing leases were $564 and $534, respectively.

As of March 31, 2023 and December 31, 2022, assets recorded under operating leases were $2.2 million and $2.2 million, respectively, and accumulated amortization associated with operating leases were $967 and $798, respectively. The Company did not execute any new lease agreements during the three months ended March 31, 2023.

Components of the lease expense:

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$190	$188

Financing lease cost
Amortization of right-of-use asset	$73	$51
Interest on lease liabilities	13	10
Total financing lease cost	$86	$61

Supplemental cash flows information:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$192	$186
Operating cash flow payments for financing leases	13	10
Financing cash flow payments for financing leases	71	48
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities arising from obtaining right of use assets	-	165
Financing lease obligations	-	(9)

Weighted average remaining lease term:

	March 31,
	2023	2022
Operating leases	2 years	3 years
Financing leases	3 years	2 years

Weighted average discount rate:

	March 31,
	2023	2022
Operating leases	5.50%	5.50%
Financing leases	5.22%	6.65%

Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows:

	Operating	Financing
	Leases	Leases
2023	$582	$313
2024	613	166
2025	200	174
2026	24	88
Thereafter	-	41
Total future minimum lease payments	1,419	782
Less imputed interest	(89)	(80)
Total future minimum lease payments	$1,330	$702

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on April 11, 2023.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on April 11, 2023. There were no material changes to our accounting policies during the three months ended March 31, 2023.

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

Our summary of operating results during the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
	March 31,
	2023	2022 (Revised)
Revenues
T&D Solutions	$5,761	$3,723
Critical Power Solutions	2,746	2,639
Consolidated	8,507	6,362
Cost of goods sold
T&D Solutions	4,238	3,299
Critical Power Solutions	2,056	2,140
Consolidated	6,294	5,439
Gross profit	2,213	923
Selling, general and administrative expenses	2,033	1,719
Depreciation and amortization expense	125	27
Total operating expenses	2,158	1,746
Operating income (loss) from continuing operations	55	(823)
Interest income	(54)	(101)
Other (income) expense	(13)	11
Income (loss) before income taxes	122	(733)
Income tax expense	-	7
Net income (loss)	$122	$(740)

Backlog

Our backlog is based on firm orders from our customers expected to be delivered in the future, most of which is expected to occur during the next twelve months. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. At March 31, 2023, backlog from our E-Bloc power systems solutions was approximately $24.4 million, or 66% of the total backlog.

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022 (Revised)	2022 (Revised)
T&D Solutions	$29,198	$30,871	$22,689	$19,118	$18,406
Critical Power Solutions	7,845	6,284	5,207	5,141	5,222
Total order backlog	$37,043	$37,155	$27,896	$24,259	$23,628

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,
	2023	2022 (Revised)	Variance	%
T&D Solutions
Power Systems	$5,761	$3,713	$2,048	55.2
Service	-	10	(10)	(100.0)
	5,761	3,723	2,038	54.7
Critical Power Solutions
Equipment	684	1,115	(431)	(38.7)
Service	2,062	1,524	538	35.3
	2,746	2,639	107	4.1
Total revenue	$8,507	$6,362	$2,145	33.7

For the three months ended March 31, 2023, our consolidated revenue increased by $2.1 million, or 33.7%, to $8.5 million, up from $6.4 million during the three months ended March 31, 2022, primarily due to an increase in sales of our power systems from our T&D Solutions segment.

T&D Solutions. During the three months ended March 31, 2023, revenue from our power systems product lines increased by $2.0 million, or 55.2%, as compared to the three months ended March 31, 2022, primarily due to increased sales of our E-Bloc power systems and automatic transfer switches and a decrease in sales of our medium and low voltage power systems.

Critical Power. For the three months ended March 31, 2023, revenue for our Critical Power segment increased by $107, or 4.1%, as compared to the three months ended March 31, 2022, primarily due to a reduction in sales of our equipment and an increase in service sales.

Gross Profit and Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,
	2023	2022 (Revised)	Variance	%
T&D Solutions
Gross profit	$1,523	$424	$1,099	259.2
Gross margin %	26.4	11.4	15.0

Critical Power Solutions
Gross profit	690	499	191	38.3
Gross margin %	25.1	18.9	6.2

Consolidated gross profit	$2,213	$923	$1,290	139.8
Consolidated gross margin %	26.0	14.5	11.5

For the three months ended March 31, 2023, our consolidated gross margin increased to 26.0% of revenues, as compared to 14.5% during three months ended March 31, 2022.

T&D Solutions. For the three months ended March 31, 2023, our gross margin percentage increased by 15.0%, from 11.4% to 26.4%, as compared to the three months ended March 31, 2022. The increase was primarily due to increased sales our E-Bloc power systems and automatic transfer switches, a favorable sales mix and improved productivity from our manufacturing facility.

Critical Power Solutions. For the three months ended March 31, 2023, our gross margin increased by 6.2%, to 25.1%, from 18.9% for the three months ended March 31, 2022. The increase was predominately due to a favorable sales mix and the acceptance of price increases from our customers.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,
	2023	2022 (Revised)	Variance	%
T&D Solutions
Selling, general and administrative expense	$273	$333	$(60)	(18.0)
Depreciation and amortization expense	8	1	7	700.0
Segment operating expense	$281	$334	$(53)	(15.9)

Critical Power Solutions
Selling, general and administrative expense	$1,012	$635	$377	59.4
Depreciation and amortization expense	115	19	96	505.3
Segment operating expense	$1,127	$654	$473	72.3

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$748	$751	$(3)	(0.4)
Depreciation and amortization expense	2	7	(5)	(71.4)
Segment operating expense	$750	$758	$(8)	(1.1)

Consolidated
Selling, general and administrative expense	$2,033	$1,719	$314	18.3
Depreciation and amortization expense	125	27	98	363.0
Consolidated operating expense	$2,158	$1,746	$412	23.6

Selling, General and Administrative Expense. For the three months ended March 31, 2023, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $314, or 18.3%, to $2.0 million, due to an increase in payroll related costs, including stock-based compensation, professional fees, depreciation expense and product development costs related to our e-Boost initiative, as compared to $1.7 million during the three months ended March 31, 2022. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, decreased to 23.9% during the three months ended March 31, 2023, as compared to 27.0% in the three months ended March 31, 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the three months ended March 31, 2023, consolidated depreciation and amortization expense increased by $98, or 363.0%, as compared to the three months ended March 31, 2022.

Operating Income (Loss)

The following table represents our operating income (loss) by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,
	2023	2022 (Revised)	Variance	%
T&D Solutions	$1,242	$90	$1,152	1,280.0
Critical Power Solutions	(437)	(155)	(282)	(181.9)
Unallocated corporate overhead expenses	(750)	(758)	8	1.1
Total operating income (loss)	$55	$(823)	$878	106.7

T&D Solutions. Operating income from our T&D Solutions segment increased by $1.2 million, or 1,280.0%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due an increase in sales of our power systems, a favorable sales mix and improved productivity from our manufacturing facility the three months ended March 31, 2023.

Critical Power Solutions. Operating loss for the Critical Power segment increased by $282, or 181.9% during the three months ended March 31, 2023, primarily due to an increase in consulting, marketing and promotion fees related to our e-Boost initiative during the three months ended March 31, 2023.

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

During the three months ended March 31, 2023, our unallocated corporate overhead expense decreased by $8, or 1.1%, as compared to the three months ended March 31, 2022.

Non-Operating (Income) Expense

Interest Income. For the three months ended March 31, 2023, we had interest income of approximately $54, as compared to interest income of approximately $101 during the three months ended March 31, 2022. We generated the majority of our interest income from our cash on hand. During the three months ended March 31, 2022, we generated the majority of our interest income from the Seller Notes we received from the sale of the transformer business units and our cash on hand.

Other (Income) Expense. Other (income) expense in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the three months ended March 31, 2023, other non-operating income was $13, as compared to other non-operating expense of $11 during the three months ended March 31, 2022.

Provision for Income Taxes. Our provision reflects an effective tax rate on income before taxes of 0.0% for the three months ended March 31, 2023, as compared to (1.0)% for the three months ended March 31, 2022, as set forth below:

	Three Months Ended
	March 31,
	2023	2022 (Revised)	Variance
Income (loss) before income taxes	$122	$(733)	$855
Income tax expense	-	7	(7)
Effective income tax rate %	-	(1.0)	1.0

Net Income (Loss) per Share

We generated a net income of $122 during the three months ended March 31, 2023, as compared to a net loss of $740 during the three months ended March 31, 2022.

Our net income per basic and diluted share for the three months ended March 31, 2023 was $0.01, as compared to a net loss per basic and diluted share of $0.08 for the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

General. On October 20, 2020, we entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock, preferred stock, warrants and/or units of up to $25.0 million from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). As of March 31, 2023, we had $11.6 million of cash on hand generated primarily from the sale of common stock under the ATM Program during the year ended December 31, 2021, payment of all unpaid principal and interest from the Seller Notes during the year ended December 31, 2022 and cash flows from operating activities. We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance, the sale of common stock under the ATM Program, funding from the Payroll Protection Program and collecting all unpaid principal and interest from the Seller Notes. Our cash requirements historically were generally for operating activities, capital improvements and acquisitions.

On December 13, 2021, we filed a prospectus supplement, which forms a part of our registration statement on Form S-3 (File No. 333-249569), that was declared effective by the SEC on October 27, 2020, in connection with the offer and sale of up to an aggregate offering amount of $8.6 million of common stock that may be issued and sold under the ATM Program. We did not sell any shares of common stock under the ATM Program during the three months ended March 31, 2023. As of March 31, 2023, $8.6 million of common stock remained available for issuance under the ATM Program.

The worldwide spread of the novel coronavirus (“COVID-19”), including the emergence of variants and subvariants, as well as rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments (including the war in Ukraine) have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until economic activity normalizes. As a result of the current uncertainty in economic activity, the Company is unable to predict the size and duration of the impact on its revenue and its results of operations. The extent of the impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the duration and spread of COVID-19 and its variants and the duration and the extent of geopolitical disruption and their respective impacts on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of the COVID-19 pandemic and take steps deemed appropriate to limit the impact on its business. During the three months ended March 31, 2023, the Company was able to operate substantially at capacity.

The World Health Organization recently determined that COVID-19 no longer fit the definition of a public health emergency, and the U.S. government has announced that the declaration of a public health emergency associated with COVID-19 expired on May 11, 2023. However, COVID-19 is expected to remain a serious endemic threat for an indefinite future period. The economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for the Company to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. The Company has committed, and the Company plans to continue to commit, resources to grow its business, employee base, and technology development, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the COVID-19 pandemic. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if the Company is not able to respond to and manage the impact of such events effectively, its business may be harmed.

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

Cash Provided by Operating Activities. Cash provided by our operating activities was $1.5 million during the three months ended March 31, 2023, as compared to $2.1 million during the three months ended March 31, 2022. The decrease in cash provided by operating activities is primarily due to working capital fluctuations.

Cash Used in Investing Activities. Cash used in investing activities during the three months ended March 31, 2023 was $194, as compared to cash used in our investing activities of $112 during the three months ended March 31, 2022. Additions to property and equipment during the three months ended March 31, 2023 were $194, as compared to $112 additions during the three months ended March 31, 2022.

Cash Used in Financing Activities. Cash used in our financing activities was $71 during the three months ended March 31, 2023, as compared to $31 during the three months ended March 31, 2022. The primary use of cash in financing activities for the three months ended March 31, 2023 and 2022 was repayments of financing leases.

Working Capital. As of March 31, 2023, we had working capital of $14.3 million, including $11.6 million of cash on hand, compared to working capital of $14.1 million, including $10.3 million of cash on hand at December 31, 2022.

Assessment of Liquidity. At March 31, 2023, we had $11.6 million of cash on hand generated primarily from the sale of common stock under the ATM Program during the year ended December 31, 2021, payment of all unpaid principal and interest from the Seller Notes during the year ended December 31, 2022 and cash flows from operating activities. We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, proceeds from insurance, sale of common stock under the ATM Program, funding from the Payroll Protection Program and collecting all unpaid principal and interest from the Seller Notes. Our cash requirements historically were generally for operating activities, capital improvements and acquisitions.

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

As of March 31, 2023, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

The Company had $194 of additions to property and equipment during the three months ended March 31, 2023, as compared to $112 of additions to property and equipment during the three months ended March 31, 2022.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We have various insurance policies, including cybersecurity, covering risks in amounts that we consider adequate. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. The impact of the COVID-19 pandemic, including the Omicron variant of COVID-19 and the subvariant, BA.2, and the ongoing effects of COVID-19, are currently indeterminable and rapidly evolving, and has affected and may continue to affect our operations and the global economy. In addition, the consequences of the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We predominately sell to customers in the industrial production and commercial construction markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets. For a further discussion of factors that may affect future operating results see the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2023. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness

As of December 31, 2022, we identified a material weakness in our internal control over financial reporting due to not having the appropriate controls in place over our revenue recognition process for nonroutine and complex revenue transactions in accordance with ASC 606, “Revenue from Contracts with Customers”, which continued to exist as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 11, 2023. There have been no material changes to these risks during the three months ended March 31, 2023.

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

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: May 15, 2023	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Date: May 15, 2023	/s/ Walter Michalec
Name: Walter Michalec
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

