Form 10-Q
period 2023-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2023-08-14
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 11, 2023 was 10,009,545.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022 (Revised)	2023	2022 (Revised)
Revenues	$12,130	$4,863	$20,638	$11,225
Cost of goods sold	9,419	4,800	15,714	10,239
Gross profit	2,711	63	4,924	986
Operating expenses
Selling, general and administrative	3,089	2,585	5,246	4,331
Total operating expenses	3,089	2,585	5,246	4,331
Loss from operations	(378)	(2,522)	(322)	(3,345)
Interest income	(79)	(104)	(132)	(206)
Other expense, net	20	117	7	129
Loss before income taxes	(319)	(2,535)	(197)	(3,268)
Income tax expense	-	-	-	7
Net loss	$(319)	$(2,535)	$(197)	$(3,275)

Loss per share:
Basic	$(0.03)	$(0.26)	$(0.02)	$(0.34)
Diluted	$(0.03)	$(0.26)	$(0.02)	$(0.34)

Weighted average common shares outstanding:
Basic	9,908,434	9,727,878	9,838,989	9,684,610
Diluted	9,908,434	9,727,878	9,838,989	9,684,610

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except for share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$9,624	$10,296
Accounts receivable, net	5,835	11,139
Inventories	8,457	8,748
Prepaid expenses and other current assets	2,625	2,853
Total current assets	26,541	33,036
Property and equipment, net	2,383	1,800
Operating lease right-of-use assets	1,110	1,450
Financing lease right-of-use assets	523	727
Other assets	138	162
Total assets	$30,695	$37,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,791	$7,239
Current portion of operating lease liabilities	733	703
Current portion of financing lease liabilities	192	355
Deferred revenue	4,462	10,665
Total current liabilities	12,178	18,962
Operating lease liabilities, non-current portion	423	797
Financing lease liabilities, non-current portion	353	418
Other long-term liabilities	57	65
Total liabilities	13,011	20,242
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 9,994,545 and 9,644,545 shares issued and outstanding on June 30, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	33,821	32,859
Accumulated other comprehensive income	-	14
Accumulated deficit	(16,147)	(15,950)
Total stockholders’ equity	17,684	16,933
Total liabilities and stockholders’ equity	$30,695	$37,175

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022 (Revised)
Operating activities
Net loss	$(197)	$(3,275)
Adjustments to reconcile net loss to net cash provided by/ (used in) operating activities:
Depreciation	227	73
Amortization of right-of-use financing leases	205	124
Amortization of imputed interest	-	(214)
Amortization of right-of-use operating leases	340	328
Change in receivable reserves	44	(141)
Stock-based compensation	962	716
Other	(13)	-
Changes in current operating assets and liabilities:
Accounts receivable	5,283	(2,642)
Inventories	291	(3,987)
Prepaid expenses and other assets	224	(67)
Income taxes	(4)	27
Accounts payable and accrued liabilities	(449)	1,796
Deferred revenue	(6,204)	5,966
Operating lease liabilities	(343)	(325)
Net cash provided by/ (used in) operating activities	366	(1,621)

Investing activities
Purchases of property and equipment	(810)	(174)
Net cash used in investing activities	(810)	(174)

Financing activities
Net proceeds from the exercise of options for common stock	-	17
Principal repayments of financing leases	(228)	(136)
Net cash used in financing activities	(228)	(119)

Decrease in cash	(672)	(1,914)
Cash, beginning of period	10,296	11,699
Cash, end of period	$9,624	$9,785

Non-cash investing and financing activities:
Acquisition of right-of-use assets and lease liabilities	$-	$551

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except for share amounts)

(Unaudited)

				Accumulated
	Common Stock		Additional paid-in	other compre- hensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - March 31, 2022 (revised)	9,644,545	$10	$31,914	$14	$(13,052)	$18,886
Net loss	-	-	-	-	(2,535)	(2,535)
Stock-based compensation	-	-	659	-	-	659
Balance - June 30, 2022 (revised)	9,644,545	$10	$32,573	$14	$(15,587)	$17,010

Balance - March 31, 2023	9,769,545	$10	$33,002	$-	$(15,828)	$17,184
Net loss	-	-	-	-	(319)	(319)
Stock-based compensation	225,000	-	819	-	-	819
Balance - June 30, 2023	9,994,545	$10	$33,821	$-	$(16,147)	$17,684

				Accumulated
	Common Stock		Additional paid-in	other compre- hensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2022	9,640,545	$10	$31,840	$14	$(12,312)	$19,552
Net loss	-	-	-	-	(3,275)	(3,275)
Stock-based compensation	-	-	716	-	-	716
Exercise of stock options	4,000	-	17	-	-	17
Balance - June 30, 2022 (revised)	9,644,545	$10	$32,573	$14	$(15,587)	$17,010

Balance - January 1, 2023	9,644,545	$10	$32,859	$14	$(15,950)	$16,933
Net loss	-	-	-	-	(197)	(197)
Stock-based compensation	350,000	-	962	-	-	962
Other	-	-	-	(14)	-	(14)
Balance - June 30, 2023	9,994,545	$10	$33,821	$-	$(16,147)	$17,684

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements for the Quarterly Period Ended June 30, 2023

(in thousands, except for share and per share amounts)

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

Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of June 30, 2023. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

All dollar amounts (except share and per share data) presented in the notes to our unaudited interim consolidated financial statements are stated in thousands of dollars, unless otherwise noted. Amounts may not foot due to rounding. ASC 740-270 requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period unless certain exceptions are met. We have used a discrete-period computation method to calculate taxes for the fiscal three and six-month period ended June 30, 2023. The Company anticipates that its annual effective tax rate will be 0% for the year ending December 31, 2023. As of June 30, 2023, the Company continues to provide a 100% valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of June 30, 2023, the Company had $9,624 of cash on hand and working capital of $14,363. The cash on hand was generated primarily from the sale of common stock under the ATM Program (as defined below) during the year ended December 31, 2021 and payment of all unpaid principal and interest from the two subordinated promissory notes we received in connection with the sale of the transformer business units in August 2019 for an aggregate principal amount of $7,500 (the “Seller Notes”) during the year ended December 31, 2022.

We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction, proceeds from the sale of the CleanSpark common stock and warrants to purchase CleanSpark common stock, sale of common stock under the ATM Program, funding from the Payroll Protection Program and collecting all unpaid principal and interest from the Seller Notes. Our cash requirements historically were generally for operating activities, debt repayment, capital improvements and acquisitions. We expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities, product development and capital improvements. The Company expects that its current cash balance is sufficient to fund operations for the next twelve months.

On December 13, 2021, we filed a prospectus supplement, which forms a part of our registration statement on Form S-3 (File No. 333-249569), that was declared effective by the SEC on October 27, 2020, in connection with the offer and sale of up to an aggregate offering amount of $8,600 of common stock that may be issued and sold under the ATM Program. We did not sell any shares of common stock under the ATM Program during the six months ended June 30, 2023. As of June 30, 2023, $8,600 of common stock remained available for issuance under the ATM Program.

Risks and Uncertainties

The World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government announced that the declaration of a public health emergency associated with COVID-19 expired on May 11, 2023. However, COVID-19 has remained and is expected to continue to remain as a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy. The continuing impacts of the COVID-19 endemic, as well as rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments (including the war in Ukraine) have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. As a result of the current uncertainty in economic activity, the Company is unable to predict the potential size and duration of the impact on its revenue and its results of operations, if any. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the continuing impacts of the COVID-19 endemic and the extent of geopolitical disruption and their respective impacts on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business. During the six months ended June 30, 2023, the Company was able to operate substantially at capacity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in the Company’s accounting policies during the second quarter of 2023.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s financial statements.

Accounting Standards Update (“ASU”) 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 EITF Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on our financial statements.

Accounts Receivable

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” using a modified retrospective approach. The standard amends several aspects of the measurement of credit losses related to certain financial instruments, including the replacement of the existing incurred credit loss model and other models with the current expected credit losses model. The cumulative effect of adoption did not result in an adjustment to the allowance for credit loss, and accordingly, the Company’s accumulated deficit as of January 1, 2023.

The Company accounts for trade receivables at original invoice amount less an estimate made for expected credit losses. The Company’s allowance for expected credit losses on accounts receivable reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. There were no allowances for expected credit losses as of June 30, 2023 and December 31, 2022.

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

During the three months ended June 30, 2023, the Company recognized $2,467 of revenue over time and incurred costs of $2,103. During the three months ended June 30, 2022, the Company recognized $574 of revenue over time and incurred costs of $592. Additionally, the Company recognized $7,773 and $2,432 of revenue at a point in time from the sale of our products during the three months ended June 30, 2023 and 2022, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $1,890 and $1,857 of service revenue during the three months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023, the Company recognized $3,128 of revenue over time and incurred costs of $2,652. During the six months ended June 30, 2022, the Company recognized $900 of revenue over time and incurred costs of $870. Additionally, the Company recognized $13,558 and $6,934 of revenue at a point in time from the sale of our products during the six months ended June 30, 2023 and 2022, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $3,952 and $3,391 of service revenue during the six months ended June 30, 2023 and 2022, respectively.

During the three months ended June 30, 2023, the Company recognized approximately $3,285 of revenue that was recognized as deferred revenue at December 31, 2022, as compared to $214 of revenue during the three months ended June 30, 2022 that was recognized as deferred revenue at December 31, 2021.

During the six months ended June 30, 2023, the Company recognized approximately $7,794 of revenue that was recognized as deferred revenue at December 31, 2022, as compared to $2,056 of revenue during the six months ended June 30, 2022 that was recognized as deferred revenue at December 31, 2021.

The Company manages its accounts receivable credit risk by performing credit evaluations and monitoring amounts due from the Company’s customers. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

As of June 30, 2023, two customers represented approximately 60% and 16% of the Company’s accounts receivable. At December 31, 2022, three customers represented approximately 57%, 13% and 11% of the Company’s accounts receivable.

For the three months ended June 30, 2023, one customer represented approximately 63% of the Company’s revenue. For the three months ended June 30, 2022, two customers represented approximately 35% and 11% of the Company’s revenue.

For the six months ended June 30, 2023, two customers represented approximately 57% and 10% of the Company’s revenue. For the six months ended June 30, 2022, three customers represented approximately 18%, 16% and 13% of the Company’s revenue.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the three and six months ended June 30, 2023 and 2022 were insignificant.

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022 (Revised)	2023	2022 (Revised)
Products	$10,240	$3,006	$16,686	$7,834
Services	1,890	1,857	3,952	3,391
Total revenue	$12,130	$4,863	$20,638	$11,225

See “Note 10 - Business Segment and Geographic Information”.

4. REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of our consolidated interim financial statements for the quarter ended September 30, 2022, we completed an analysis of one of our customer contracts under ASC 606 and, as a result, we determined that the performance obligations are satisfied over time. See “Note 3 – Revenues in Notes to Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q. As a result of the analysis, we identified additional revenues to be recognized of $574 and $900 related to the three and six months ended June 30, 2022, respectively, along with the additional related cost of revenues of $592 and $870, respectively.

The following tables reconcile the balances as previously reported in the Quarterly Reports on Form 10-Q as of and for the three and six months ended June 30, 2022 to the as revised balances:

	For The Three Months Ended
	June 30, 2022
Condensed Consolidated Statements of Operations (Unaudited)	As Reported	Adjustment	As Revised
Revenues	$4,289	$574	$4,863
Cost of goods sold	$4,208	$592	$4,800
Gross profit	$81	$(18)	$63
Net loss	$(2,517)	$(18)	$(2,535)
Loss per share - basic and diluted	$(0.26)	-	$(0.26)
Weighted average common shares outstanding - basic and diluted	9,728	-	9,728

	For The Six Months Ended
	June 30, 2022
Condensed Consolidated Statements of Operations (Unaudited)	As Reported	Adjustment	As Revised
Revenues	$10,325	$900	$11,225
Cost of goods sold	$9,369	$870	$10,239
Gross profit	$956	$30	$986
Net loss	$(3,305)	$30	$(3,275)
Loss per share - basic and diluted	$(0.34)	-	$(0.34)
Weighted average common shares outstanding - basic and diluted	9,685	-	9,685

	June 30, 2022
Condensed Consolidated Balance Sheet (Unaudited)	As Reported	Adjustment	As Revised
Total current assets	$31,080	$(870)	$30,210
Total assets	$34,116	$(870)	$33,246
Total current liabilities	$15,696	$(900)	$14,796
Total liabilities	$17,136	$(900)	$16,236
Total stockholders’ equity	$16,980	$30	$17,010

	For The Six Months Ended
	June 30, 2022
Cash Flows From Operating Activities (Unaudited)	As Reported	Adjustment	As Revised
Net loss	$(3,305)	$30	$(3,275)
Changes in current operating assets and liabilities:
Inventories	$(4,857)	$870	$(3,987)
Deferred revenue	$6,866	$(900)	$5,966
Net cash used in operating activities	$(1,621)	$-	$(1,621)

	For The Six Months Ended
	June 30, 2022
Consolidated Statement of Stockholders’ Equity (Unaudited)	As Reported	Adjustment	As Revised
Accumulated deficit	$(15,617)	$30	$(15,587)
Total stockholders’ equity	$16,980	$30	$17,010

In accordance with SEC Staff Accounting Bulletin No. 108, we evaluated this revision based on an analysis of quantitative and qualitative factors as to whether it was material to the consolidated statements of operations for the three and six months ended June 30, 2022 and if amendments of previously filed financial statements with the SEC are required. We determined that the adjustment is neither quantitatively nor qualitatively material and, therefore, the revision does not have a material impact to the consolidated statements of operations for the three and six months ended June 30, 2022 or other prior periods.

5. INVENTORIES

The components of inventories are summarized below:

	June 30,	December 31,
	2023	2022
Raw materials	$5,705	$2,962
Work in process	2,752	5,786
Total inventories	$8,457	$8,748

Inventories are stated at the lower of cost or a net realizable value determined on a weighted average method.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	June 30,	December 31,
	2023	2022
Machinery, vehicles and equipment	$2,765	$2,308
Furniture and fixtures	208	208
Computer hardware and software	612	591
Leasehold improvements	368	368
Construction in progress	831	499
	4,784	3,974
Less: accumulated depreciation	(2,401)	(2,174)
Total property and equipment, net	$2,383	$1,800

Depreciation expense was $97 and $37 for the three months ended June 30, 2023 and 2022, respectively.

Depreciation expense was $227 and $73 for the six months ended June 30, 2023 and 2022, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	June 30,	December 31,
	2023	2022
Accounts payable	$5,542	$5,615
Accrued liabilities	1,249	1,624
Total accounts payable and accrued liabilities	$6,791	$7,239

Accrued liabilities primarily consist of accrued sales commissions, accrued compensation and benefits, accrued sales and use taxes and accrued insurance. At June 30, 2023 and December 31, 2022, accrued sales commissions were $250 and $278, respectively. Accrued compensation and benefits at June 30, 2023 and December 31, 2022 were $345 and $213, respectively. Accrued sales and use taxes at June 30, 2023 and December 31, 2022 were $108 and $258, respectively, and there was $157 of accrued insurance at June 30, 2023 as compared to $559 at December 31, 2022. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

At June 30, 2023, one supplier represented approximately 15% of the Company’s accounts payable. At December 31, 2022, none of the Company’s suppliers represented more than 10% of the Company’s accounts payable.

8. STOCK-BASED COMPENSATION

Stock-Based Compensation

A summary of stock option activity during the six months ended June 30, 2023 is as follows:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2023	670,667	$5.45
Granted	77,500	5.52
Exercised	-	-
Forfeited	(35,000)	5.60
Outstanding as of June 30, 2023	713,167	$5.45	5.90	$2,216
Exercisable as of June 30, 2023	638,167	$5.45	5.50	$1,995

A summary of RSU activity during the six months ended June 30, 2023 is as follows:

	Number of units	Weighted-average grant-date fair value per share	Weighted-average grant-date fair value
Unvested restricted stock units as of January 1, 2023	250,000	$4.35	$1,087
Units granted	100,000	5.75	575
Units vested	(225,000)	4.97	(1,118)
Units forfeited	-	-	-
Unvested restricted stock units as of June 30, 2023	125,000	$4.35	$544

Stock-based compensation expense recorded for the three and six months ended June 30, 2023 was approximately $819 and $962, respectively. Stock-based compensation expense recorded for the three and six months ended June 30, 2022 was approximately $659 and $716, respectively. At June 30, 2023, there was $719 of stock-based compensation expense remaining to be recognized in the consolidated statements of operations over a weighted average remaining period of 0.9 years.

9. BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share is calculated based on the weighted average number of vested shares outstanding during the period. The Company’s employee and director equity awards, as well as incremental shares issuable upon exercise of warrants, are not considered in the calculations if the effect would be anti-dilutive.

As of June 30, 2023 and 2022, diluted loss per share excludes potentially dilutive common shares related to 713,167 and 670,667 shares underlying stock options, respectively, and 125,000 and 250,000 shares underlying nonvested RSUs, respectively, as their effect was anti-dilutive.

10. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

The following tables present information about segment income and loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022 (Revised)	2023	2022 (Revised)
Revenues
T&D Solutions
Power Systems	$9,224	$2,543	$14,985	$6,256
Service	-	-	-	10
	9,224	2,543	14,985	6,266
Critical Power Solutions
Equipment	1,016	463	1,701	1,578
Service	1,890	1,857	3,952	3,381
	2,906	2,320	5,653	4,959
Consolidated	$12,130	$4,863	$20,638	$11,225

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Depreciation and amortization
T&D Solutions	$17	$11	$33	$21
Critical Power Solutions	209	92	395	162
Unallocated corporate overhead expenses	2	7	4	14
Consolidated	$228	$110	$432	$197

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022 (Revised)	2023	2022 (Revised)
Operating income (loss)
T&D Solutions	$1,808	$(442)	$3,050	$(353)
Critical Power Solutions	(506)	(757)	(943)	(911)
Unallocated corporate overhead expenses	(1,680)	(1,323)	(2,429)	(2,081)
Consolidated	$(378)	$(2,522)	$(322)	$(3,345)

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022 (Revised)	2023	2022 (Revised)
Revenues
United States	$12,130	$4,863	$20,638	$11,225

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

U.S. dollars are reported in thousands except for share and per share amounts.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production, data center, oil and gas, marine and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income (loss), income (loss) per share, margins and profitability.

●	Many of our competitors are better established and have significantly greater resources and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Our ability to realize revenue reported in our backlog.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Material weaknesses in internal controls.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

●	Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

●	Risks associated with litigation and claims, which could impact our financial results and condition.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on April 11, 2023. There were no material changes to our accounting policies during the six months ended June 30, 2023.

RESULTS OF OPERATIONS

Overview of the Three and Six Months Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in “Note 10 - Business Segment and Geographic Information” and in our unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary of operating results during the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022 (Revised)	2023	2022 (Revised)
Revenues
T&D Solutions	$9,224	$2,543	$14,985	$6,266
Critical Power Solutions	2,906	2,320	5,653	4,959
Consolidated	12,130	4,863	20,638	11,225
Cost of goods sold
T&D Solutions	6,999	2,722	11,238	6,021
Critical Power Solutions	2,420	2,078	4,476	4,218
Consolidated	9,419	4,800	15,714	10,239
Gross profit	2,711	63	4,924	986
Selling, general and administrative expenses	3,059	2,557	5,090	4,277
Depreciation and amortization expense	30	28	156	54
Total operating expenses	3,089	2,585	5,246	4,331
Operating loss from continuing operations	(378)	(2,522)	(322)	(3,345)
Interest income	(79)	(104)	(132)	(206)
Other expense	20	117	7	129
Loss before income taxes	(319)	(2,535)	(197)	(3,268)
Income tax expense	-	-	-	7
Net loss	$(319)	$(2,535)	$(197)	$(3,275)

Backlog

Our backlog is based on firm orders from our customers expected to be delivered in the future, most of which is expected to occur during the next twelve months. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. At June 30, 2023, backlog from our E-Bloc power systems solutions was approximately $15,300, or 46% of the total backlog.

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022 (Revised)
T&D Solutions	$26,425	$29,198	$30,871	$22,689	$19,118
Critical Power Solutions	7,146	7,845	6,284	5,207	5,141
Total order backlog	$33,571	$37,043	$37,155	$27,896	$24,259

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022 (Revised)	Variance	%	2023	2022 (Revised)	Variance	%
T&D Solutions
Power Systems	$9,224	$2,543	$6,681	262.7	$14,985	$6,256	$8,729	139.5
Service	-	-	-	-	-	10	(10)	(100.0)
	9,224	2,543	6,681	262.7	14,985	6,266	8,719	139.1
Critical Power Solutions
Equipment	1,016	463	553	119.4	1,701	1,578	123	7.8
Service	1,890	1,857	33	1.8	3,952	3,381	571	16.9
	2,906	2,320	586	25.2	5,653	4,959	694	14.0
Total revenue	$12,130	$4,863	$7,267	149.4	$20,638	$11,225	$9,413	83.9

For the three months ended June 30, 2023, our consolidated revenue increased by $7,267, or 149.4%, to $12,130, up from $4,863 during the three months ended June 30, 2022, primarily due to an increase in sales of our power systems from our T&D Solutions segment and an increase in sales of our equipment from our Critical Power Solutions segment.

For the six months ended June 30, 2023, our consolidated revenue increased by $9,413, or 83.9%, to $20,638, up from $11,225 during the three months ended June 30, 2022, primarily due to an increase in sales of our power systems from our T&D Solutions segment and an increase in service sales from our Critical Power Solutions segment.

T&D Solutions. During the three months ended June 30, 2023, revenue from our power systems product lines increased by $6,681, or 262.7%, as compared to the three months ended June 30, 2022, primarily due to increased sales of our E-Bloc power systems and automatic transfer switches, in addition to an increase in sales of our medium and low voltage power systems.

During the six months ended June 30, 2023, revenue from our power systems product lines increased by $8,719, or 139.1%, as compared to the six months ended June 30, 2022, primarily due to increased sales of our E-Bloc power systems and automatic transfer switches, in addition to an increase in sales of our medium and low voltage power systems.

Critical Power. For the three months ended June 30, 2023, revenue for our Critical Power segment increased by $586, or 25.2%, as compared to the three months ended June 30, 2022, primarily due to an increase in sales of our new and refurbished generation equipment.

For the six months ended June 30, 2023, revenue for our Critical Power segment increased by $694, or 14.0%, as compared to the six months ended June 30, 2022, primarily due to an increase in sales of our new and refurbished generation equipment and the cyclicality of our preventative maintenance schedules.

Gross Profit (Loss) and Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022 (Revised)	Variance	%	2023	2022 (Revised)	Variance	%
T&D Solutions
Gross profit (loss)	$2,225	$(179)	$2,404	(1,343.0)	$3,747	$245	$3,502	1,429.4
Gross margin %	24.1	(7.0)	31.1		25.0	3.9	21.1

Critical Power Solutions
Gross profit	486	242	244	100.8	1,177	741	436	58.8
Gross margin %	16.7	10.4	6.3		20.8	14.9	5.9

Consolidated gross profit	$2,711	$63	$2,648	4,203.2	$4,924	$986	$3,938	399.4
Consolidated gross margin %	22.3	1.3	21.0		23.9	8.8	15.1

For the three months ended June 30, 2023, our consolidated gross margin increased to 22.3% of revenues, as compared to 1.3% during the three months ended June 30, 2022.

For the six months ended June 30, 2023, our consolidated gross margin increased to 23.9% of revenues, as compared to 8.8% during the three months ended June 30, 2022.

T&D Solutions. For the three months ended June 30, 2023, our gross margin percentage increased by 31.1%, from (7.0)% to 24.1%, as compared to the three months ended June 30, 2022. The increase was primarily due to the significant increase in sales our E-Bloc solution and medium and low voltage power systems, a favorable sales mix and improved productivity from our manufacturing facility.

For the six months ended June 30, 2023, our gross margin percentage increased by 21.1%, from 3.9% to 25.0%, as compared to the six months ended June 30, 2022. The increase was also primarily due to the significant increase in sales our E-Bloc solution and medium and low voltage power systems, a favorable sales mix and improved productivity from our manufacturing facility.

Critical Power Solutions. For the three months ended June 30, 2023, our gross margin increased by 6.3%, to 16.7%, from 10.4% for the three months ended June 30, 2022. The increase was predominately due to a favorable sales mix and the acceptance of price increases from our customers.

For the six months ended June 30, 2023, our gross margin increased by 5.9%, to 20.8%, from 14.9% for the six months ended June 30, 2022. The increase was also predominately due to a favorable sales mix and the acceptance of price increases from our customers.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022 (Revised)	Variance	%	2023	2022 (Revised)	Variance	%
T&D Solutions
Selling, general and administrative expense	$408	$261	$147	56.3	$680	$595	$85	14.3
Depreciation and amortization expense	9	2	7	350.0	17	3	14	466.7
Segment operating expense	$417	$263	$154	58.6	$697	$598	$99	16.6

Critical Power Solutions
Selling, general and administrative expense	$973	$980	$(7)	(0.7)	$1,985	$1,615	$370	22.9
Depreciation and amortization expense	19	19	-	-	135	37	98	264.9
Segment operating expense	$992	$999	$(7)	(0.7)	$2,120	$1,652	$468	28.3

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$1,678	$1,316	$362	27.5	$2,425	$2,067	$358	17.3
Depreciation and amortization expense	2	7	(5)	(71.4)	4	14	(10)	(71.4)
Segment operating expense	$1,680	$1,323	$357	27.0	$2,429	$2,081	$348	16.7

Consolidated
Selling, general and administrative expense	$3,059	$2,557	$502	19.6	$5,090	$4,277	$813	19.0
Depreciation and amortization expense	30	28	2	7.1	156	54	102	188.9
Consolidated operating expense	$3,089	$2,585	$504	19.5	$5,246	$4,331	$915	21.1

Selling, General and Administrative Expense. For the three months ended June 30, 2023, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $502, or 19.6%, to $3,059, due to an increase in payroll related costs, including stock-based compensation, professional fees and product development costs related to our e-Boost initiative, as compared to $2,557 during the three months ended June 30, 2022. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, decreased to 25.2% during the three months ended June 30, 2023, as compared to 52.6% in the three months ended June 30, 2022.

For the six months ended June 30, 2023, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $813, or 19.0%, to $5,090, due to an increase in payroll related costs, including stock-based compensation, professional fees and product development costs related to our e-Boost initiative, as compared to $4,277 during the six months ended June 30, 2022. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, decreased to 24.7% during the six months ended June 30, 2023, as compared to 38.1% during the six months ended June 30, 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the three months ended June 30, 2023, consolidated depreciation and amortization expense increased by $2, or 7.1%, as compared to the three months ended June 30, 2022.

For the six months ended June 30, 2023, consolidated depreciation and amortization expense increased by $102, or 188.9%, as compared to the six months ended June 30, 2022, primarily due to an increase in depreciation as a result of placing certain e-Boost assets into service.

Loss From Operations

The following table represents our operating income (loss) by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022 (Revised)	Variance	%	2023	2022 (Revised)	Variance	%
T&D Solutions	$1,808	$(442)	$2,250	509.0	$3,050	$(353)	$3,403	964.0
Critical Power Solutions	(506)	(757)	251	33.2	(943)	(911)	(32)	(3.5)
Unallocated corporate overhead expenses	(1,680)	(1,323)	(357)	(27.0)	(2,429)	(2,081)	(348)	(16.7)
Loss from operations	$(378)	$(2,522)	$2,144	(85.0)	$(322)	$(3,345)	$3,023	90.4

T&D Solutions. Operating income from our T&D Solutions segment increased by $2,250, or 509.0%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to the significant increase in sales our E-Bloc solution and medium and low voltage power systems, a favorable sales mix and improved productivity from our manufacturing facility during the three months ended June 30, 2023.

Operating income from our T&D Solutions segment increased by $3,403, or 964.0%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due an increase in sales of our power systems equipment, a favorable sales mix and improved productivity from our manufacturing facility the six months ended June 30, 2023.

Critical Power Solutions. Operating loss for the Critical Power segment decreased by $251, or 33.2% during the three months ended June 30, 2023, primarily due to a favorable sales mix and the acceptance of price increases from our customers during the three months ended June 30, 2023.

Operating loss for the Critical Power segment increased by $32, or 3.5% during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to an increase in payroll related costs in addition to professional fees and depreciation expense related to our e-Boost initiative.

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

During the three months ended June 30, 2023, our unallocated corporate overhead expense increased by $357, or 27.0%, as compared to the three months ended June 30, 2022, primarily due to an increase in payroll related costs, including stock-based compensation, and professional fees.

During the three six ended June 30, 2023, our unallocated corporate overhead expense increased by $348, or 16.7%, as compared to the six months ended June 30, 2022, primarily due to an increase in payroll related costs, including stock-based compensation, and professional fees.

Non-Operating (Income) Expense

Interest Income. For the three and six months ended June 30, 2023, we had interest income of approximately $79 and $132, respectively, as compared to interest income of approximately $104 and $206, respectively, during the three and six months ended June 30, 2022. We generated the majority of our interest income from our cash on hand. During the six months ended June 30, 2022, we generated the majority of our interest income from the Seller Notes we received from the sale of the transformer business units and our cash on hand.

Other Expense. Other expense in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the three and six months ended June 30, 2023, other non-operating expense was $20 and $7, respectively, as compared to other non-operating expense of $117 and $129, respectively, during the three and six months ended June 30, 2022.

Provision for Income Taxes. Our effective income tax rate for the three months ended June 30, 2023 and 2022 was 0.0%.

Our provision reflects an effective tax rate on income before taxes of 0.0% for the six months ended June 30, 2023, as compared to (0.2)% for the six months ended June 30, 2022, as set forth below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022 (Revised)	Variance	2023	2022 (Revised)	Variance
Loss before income taxes	$(319)	$(2,535)	$2,216	$(197)	$(3,268)	$3,071
Income tax expense	-	-	-	-	7	(7)
Effective income tax rate %	-	-	-	-	(0.2)	0.2

Net Loss per Share

We generated a net loss of $319 during the three months ended June 30, 2023, as compared to a net loss of $2,535 during the three months ended June 30, 2022.

Our net loss per basic and diluted share for the three months ended June 30, 2023 was $0.03, as compared to a net loss per basic and diluted share of $0.26 for the three months ended June 30, 2022.

We generated a net loss of $197 during the six months ended June 30, 2023, as compared to a net loss of $3,268 during the six months ended June 30, 2022.

Our net loss per basic and diluted share for the six months ended June 30, 2023 was $0.02, as compared to a net loss per basic and diluted share of $0.34 for the six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

General. On October 20, 2020, we entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock, preferred stock, warrants and/or units of up to $25,000 from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). As of June 30, 2023, we had $9,624 of cash on hand generated primarily from the sale of common stock under the ATM Program during the year ended December 31, 2021, payment of all unpaid principal and interest from the Seller Notes during the year ended December 31, 2022 and cash flows from operating activities. We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, the sale of common stock under the ATM Program, funding from the Payroll Protection Program and collecting all unpaid principal and interest from the Seller Notes. Our cash requirements historically were generally for operating activities, capital improvements and acquisitions.

On December 13, 2021, we filed a prospectus supplement, which forms a part of our registration statement on Form S-3 (File No. 333-249569), that was declared effective by the SEC on October 27, 2020, in connection with the offer and sale of up to an aggregate offering amount of $8,600 of common stock that may be issued and sold under the ATM Program. We did not sell any shares of common stock under the ATM Program during the three and six months ended June 30, 2023. As of June 30, 2023, $8,600 of common stock remained available for issuance under the ATM Program.

The World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government announced that the declaration of a public health emergency associated with COVID-19 expired on May 11, 2023. However, COVID-19 has remained and is expected to continue to remain as a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy. The continuing impacts of the COVID-19 endemic, as well as rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments (including the war in Ukraine) have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. As a result of the current uncertainty in economic activity, the Company is unable to predict the potential size and duration of the impact on its revenue and its results of operations, if any. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the continuing impacts of the COVID-19 endemic and the extent of geopolitical disruption and their respective impacts on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business. During the six months ended June 30, 2023, the Company was able to operate substantially at capacity.

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

Cash Provided by / (Used in) Operating Activities. Cash provided by our operating activities was $366 during the six months ended June 30, 2023, as compared to cash used in operating activities of $1,621 during the six months ended June 30, 2022. The increase in cash provided by operating activities is primarily due to the decrease in our net loss and working capital fluctuations.

Cash Used in Investing Activities. Cash used in investing activities during the six months ended June 30, 2023 was $810, as compared to $174 during the six months ended June 30, 2022. Additions to property and equipment during the six months ended June 30, 2023 were $810, as compared to $174 of additions during the six months ended June 30, 2022.

Cash Used in Financing Activities. Cash used in our financing activities was $228 during the six months ended June 30, 2023, as compared to $119 during the six months ended June 30, 2022. The primary use of cash in financing activities for the six months ended June 30, 2023 and 2022 was repayments of financing leases.

Working Capital. As of June 30, 2023, we had working capital of $14,363, including $9,624 of cash on hand, compared to working capital of $14,074, including $10,296 of cash on hand at December 31, 2022.

Assessment of Liquidity. At June 30, 2023, we had $9,624 of cash on hand generated primarily from the sale of common stock under the ATM Program during the year ended December 31, 2021, payment of all unpaid principal and interest from the Seller Notes during the year ended December 31, 2022 and cash flows from operating activities. We have met our cash needs through a combination of cash flows from operating activities and bank borrowings, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, sale of common stock under the ATM Program, funding from the Payroll Protection Program and collecting all unpaid principal and interest from the Seller Notes. Our cash requirements historically were generally for operating activities, capital improvements and acquisitions.

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

As of June 30, 2023, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

The Company had $810 of additions to property and equipment during the six months ended June 30, 2023, as compared to $174 of additions to property and equipment during the six months ended June 30, 2022.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We have various insurance policies, including cybersecurity, covering risks in amounts that we consider adequate. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. The continuing impacts of the COVID-19 endemic are currently indeterminable, and has affected and may continue to affect the global economy. In addition, the consequences of the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We predominately sell to customers in the industrial production and commercial construction markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets. For a further discussion of factors that may affect future operating results see the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2023. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness

As of December 31, 2022, we identified a material weakness in our internal control over financial reporting due to not having the appropriate controls in place over our revenue recognition process for nonroutine and complex revenue transactions in accordance with ASC 606, “Revenue from Contracts with Customers”, which continued to exist as of June 30, 2023.

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

Although we began implementing the enhancements described above at the end of 2022 and have been continuing our remediation efforts through June 30, 2023, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

On June 15, 2023, two individuals (the “Plaintiffs”) filed a complaint in the U.S. District Court, District of Nebraska naming the Company, its wholly-owned subsidiary, Titan Energy Systems, Inc., and an individual acting in his capacity as an employee of the Company, collectively as defendants. Plaintiffs filed an amended complaint on July 7, 2023 alleging negligent driving, negligent entrustment, and negligent hiring, training and supervision, as a result of a car accident that occurred on September 9, 2019 involving the Plaintiffs and the individual. According to the amended complaint, the Plaintiffs are seeking special damages related to the injuries sustained by Plaintiffs. On July 27, 2023, the defendants filed an Answer to Plaintiff’s Amended Complaint. Initial Disclosures are due September 1, 2023 and mediation has been scheduled for October 4, 2023.

As of the date hereof, we are not aware of or a party to any other legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities that we believe could have a material adverse effect on our business, financial condition or operating results.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 11, 2023, and are supplemented with the following revised risk factor:

We face risks associated with litigation and claims, which could impact our financial results and condition.

Our business, results of operations and financial condition could be affected by significant litigation or claims adverse to us. Types of potential litigation cases include product liability, contract, employment-related, labor relations, personal injury or property damage, intellectual property, trade secret or unfair competition claims, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business. We are currently involved in a legal proceeding in which plaintiffs are alleging negligence claims and seeking special damages for personal injuries. See “Part II. Item 1 – Legal Proceedings.”

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

PIONEER POWER SOLUTIONS, INC.

Date: August 14, 2023	By:	/s/ Nathan J. Mazurek
	Name:	Nathan J. Mazurek
	Title:	Chief Executive Officer (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: August 14, 2023		/s/ Walter Michalec
	Name:	Walter Michalec
	Title:	Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

