Form 10-Q
period 2023-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2023-11-14
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 13, 2023 was 9,930,022.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$12,443	$6,251	$33,080	$17,476
Cost of goods sold	8,732	5,390	24,445	15,629
Gross profit	3,711	861	8,635	1,847
Operating expenses
Selling, general and administrative	2,758	2,305	8,004	6,636
Total operating expenses	2,758	2,305	8,004	6,636
Income (loss) from operations	953	(1,444)	631	(4,789)
Interest income	(60)	(116)	(192)	(322)
Other (income) expense, net	(11)	(17)	(4)	112
Income (loss) before income taxes	1,024	(1,311)	827	(4,579)
Income tax expense	-	-	-	7
Net income (loss)	$1,024	$(1,311)	$827	$(4,586)

Income (loss) per share:
Basic	$0.10	$(0.13)	$0.08	$(0.47)
Diluted	$0.10	$(0.13)	$0.08	$(0.47)

Weighted average common shares outstanding:
Basic	10,010,226	9,769,545	9,896,850	9,713,335
Diluted	10,250,099	9,769,545	10,049,009	9,713,335

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except for share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$7,581	$10,296
Accounts receivable, net	8,936	11,139
Inventories	8,280	8,748
Prepaid expenses and other current assets	5,518	2,853
Total current assets	30,315	33,036
Property and equipment, net	3,775	1,800
Operating lease right-of-use assets	936	1,450
Financing lease right-of-use assets	458	727
Deferred financing costs	195	-
Other assets	82	162
Total assets	$35,761	$37,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,772	$7,239
Current portion of operating lease liabilities	704	703
Current portion of financing lease liabilities	157	355
Deferred revenue	5,980	10,665
Total current liabilities	16,613	18,962
Operating lease liabilities, non-current portion	276	797
Financing lease liabilities, non-current portion	320	418
Other long-term liabilities	53	65
Total liabilities	17,262	20,242
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 9,930,022 and 9,644,545 shares issued and outstanding on September 30, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	33,612	32,859
Accumulated other comprehensive income	-	14
Accumulated deficit	(15,123)	(15,950)
Total stockholders’ equity	18,499	16,933
Total liabilities and stockholders’ equity	$35,761	$37,175

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net income (loss)	$827	$(4,586)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	370	113
Amortization of right-of-use financing leases	269	177
Amortization of imputed interest	-	(321)
Amortization of right-of-use operating leases	514	495
Change in receivable reserves	80	(140)
Stock-based compensation	1,246	859
Other	(15)	-
Changes in current operating assets and liabilities:
Accounts receivable	1,805	(1,253)
Inventories	468	(4,319)
Prepaid expenses and other assets	(2,990)	167
Income taxes	(4)	24
Accounts payable and accrued liabilities	2,407	1,141
Deferred revenue	(4,685)	4,198
Operating lease liabilities	(520)	(491)
Net cash used in operating activities	(228)	(3,936)

Investing activities
Purchases of property and equipment	(2,345)	(391)
Net cash used in investing activities	(2,345)	(391)

Financing activities
Net proceeds from the exercise of options for common stock	50	17
Net proceeds from issuance of common stock	177	-
Payment of deferred financing costs	(73)	-
Principal repayments of financing leases	(296)	(179)
Net cash used in financing activities	(142)	(162)

Decrease in cash	(2,715)	(4,489)
Cash, beginning of period	10,296	11,699
Cash, end of period	$7,581	$7,210

Non-cash investing and financing activities:
Acquisition of right-of-use assets and lease liabilities	$-	$551
Deferred financing costs included in accounts payable and accrued liabilities	122	-
Surrender and retirement of common stock	720	-

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated other compre-hensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - June 30, 2022 (revised)	9,644,545	$10	$32,573	$14	$(15,587)	$17,010
Net loss	-	-	-	-	(1,311)	(1,311)
Stock-based compensation	-	-	143	-	-	143
Balance - September 30, 2022	9,644,545	$10	$32,716	$14	$(16,898)	$15,842

Balance - June 30, 2023	9,994,545	$10	$33,821	$-	$(16,147)	$17,684
Net income	-	-	-	-	1,024	1,024
Stock-based compensation	10,000	-	285	-	-	285
Exercise of stock options	15,000	-	50	-	-	50
Issuance of common stock, net of transaction costs	27,559	-	177	-	-	177
Surrender and retirement of common stock	(117,082)	-	(720)	-	-	(720)
Balance - September 30, 2023	9,930,022	$10	$33,612	$-	$(15,123)	$18,499

	Common Stock		Additional paid-in	Accumulated other compre-hensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2022	9,640,545	$10	$31,840	$14	$(12,312)	$19,552
Net loss	-	-	-	-	(4,586)	(4,586)
Stock-based compensation	-	-	859	-	-	859
Exercise of stock options	4,000	-	17	-	-	17
Balance - September 30, 2022	9,644,545	$10	$32,716	$14	$(16,898)	$15,842

Balance - January 1, 2023	9,644,545	$10	$32,859	$14	$(15,950)	$16,933
Net income	-	-	-	-	827	827
Stock-based compensation	360,000	-	1,246	-	-	1,246
Exercise of stock options	15,000	-	50	-	-	50
Issuance of common stock, net of transaction costs	27,559	-	177	-	-	177
Surrender and retirement of common stock	(117,082)	-	(720)	-	-	(720)
Other	-	-	-	(14)	-	(14)
Balance - September 30, 2023	9,930,022	$10	$33,612	$-	$(15,123)	$18,499

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements for the Quarterly Period Ended September 30, 2023

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

Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of September 30, 2023. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited financial statements but this filing does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

All dollar amounts (except share and per share data) presented in the notes to our unaudited interim consolidated financial statements are stated in thousands of dollars, unless otherwise noted. ASC 740-270 requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period unless certain exceptions are met. We have used a discrete-period computation method to calculate taxes for the fiscal three and nine-month period ended September 30, 2023. The Company anticipates that its annual effective tax rate will be 0% for the year ending December 31, 2023. As of September 30, 2023, the Company continues to provide a 100% valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Liquidity

The accompanying financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of September 30, 2023, the Company had $7,581 of cash on hand and working capital of $13,702. The cash on hand was generated primarily from the sale of common stock under the ATM Program (as defined below), payment of all unpaid principal and interest from the two subordinated promissory notes we received in connection with the sale of the transformer business units in August 2019 for an aggregate principal amount of $7,500 (the “Seller Notes”) during the year ended December 31, 2022, and cash flows from operating activities. On October 20, 2020, we entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). Since October 20, 2020, and through September 30, 2023, the Company sold an aggregate of 916,059 shares of common stock for aggregate gross proceeds of approximately $9,183, before any sales agent fees and expenses payable by us under the ATM Program. During the three and nine months ended September 30, 2023, the Company sold an aggregate of 27,559 shares of common stock for an aggregate consideration of approximately $184, before any sales agent fees and expenses payable by us.

We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction, proceeds from the sale of the CleanSpark common stock and warrants to purchase CleanSpark common stock, sale of common stock under the ATM Program and collecting all unpaid principal and interest from the Seller Notes. Historically, our cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions. We expect to meet our cash needs with our working capital and cash flows from our operating activities. We expect our cash requirements to be generally for operating activities, product development and capital improvements. The Company expects that its current cash balance is sufficient to fund operations for the next twelve months.

On December 13, 2021, we filed a prospectus supplement to a prospectus which forms a part of our registration statement on Form S-3 (File No. 333-249569) (the “Prior Shelf Registration Statement”), that was declared effective by the SEC on October 27, 2020 (the “Prior ATM Prospectus”), in connection with the offer and sale of up to an aggregate offering amount of $8,600 of common stock that may be issued and sold under the ATM Program. Prior to the expiration of the Prior Shelf Registration Statement at the end of its three-year term, we sold an aggregate of 27,559 shares of common stock for an aggregate consideration of approximately $184, before any sales agent fees and expenses payable by us, under the Prior ATM Prospectus. On August 30, 2023, we filed a new registration statement on Form S-3 (File No. 333-274266) to replace the Prior Shelf Registration Statement, including a base prospectus which covers the offering, issuance and sale of up to $150,000 of common stock, preferred stock, warrants and/or units; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $75,000 of common stock that may be issued and sold under the ATM Program (the “New ATM Prospectus”). The new registration statement was declared effective by the SEC on September 8, 2023. As of September 30, 2023, $75,000 of common stock remained available for issuance under the New ATM Prospectus.

Risks and Uncertainties

The World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government announced that the declaration of a public health emergency associated with COVID-19 expired on May 11, 2023. However, COVID-19 has remained and is expected to continue to remain as a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy. The continuing impacts of the COVID-19 endemic, as well as rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. As a result of the current uncertainty in economic activity, the Company is unable to predict the potential size and duration of the impact on its revenue and its results of operations, if any. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the continuing impacts of the COVID-19 endemic and the extent of geopolitical disruption and their respective impacts on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business. During the nine months ended September 30, 2023, the Company was able to operate substantially at capacity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies included in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as disclosed in this note.

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

The Company accounts for trade receivables at original invoice amount less an estimate made for expected credit losses. The Company’s allowance for expected credit losses on accounts receivable reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. There were no allowances for expected credit losses as of September 30, 2023 and December 31, 2022.

Deferred Financing Costs

Certain legal, accounting and other third-party fees that are directly associated with equity financings are capitalized as deferred financing costs and included as a non-current asset on the balance sheet until such financings are consummated. After consummation of the equity financing, these costs will be recorded in the stockholders’ equity section of the consolidated balance sheets as a reduction of additional paid-in capital generated as a result of the offering, to the extent there are sufficient proceeds. Should the equity financing no longer be considered probable of being consummated, all deferred financing costs would be charged to operating expenses in the consolidated statements of operations.

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

Our principal source of revenue is derived from sales of products and fees for services. We measure revenue based upon the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. Customers typically receive the benefit of our products when the risk of loss or control for the product transfers to the customer and for services as they are performed. Under ASC 606, revenue is recognized when a customer obtains control of promised products or services in an amount that reflects the consideration we expect to receive in exchange for those products or services.

During the three months ended September 30, 2023, the Company recognized $8,919 of revenue over time and incurred costs of $6,408. During the three months ended September 30, 2022, the Company recognized $2,410 of revenue over time and incurred costs of $2,100. Additionally, the Company recognized $1,461 and $1,788 of revenue at a point in time from the sale of our products during the three months ended September 30, 2023 and 2022, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $2,063 and $2,053 of service revenue during the three months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023, the Company recognized $18,963 of revenue over time and incurred costs of $13,195. During the nine months ended September 30, 2022, the Company recognized $3,309 of revenue over time and incurred costs of $2,881. Additionally, the Company recognized $8,103 and $8,723 of revenue at a point in time from the sale of our products during the nine months ended September 30, 2023 and 2022, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $6,014 and $5,444 of service revenue during the nine months ended September 30, 2023 and 2022, respectively.

During the three months ended September 30, 2023, the Company recognized approximately $2,569 of revenue that was classified as deferred revenue as of December 31, 2022, as compared to $81 of revenue recognized during the three months ended September 30, 2022 that was classified as deferred revenue at December 31, 2021.

During the nine months ended September 30, 2023, the Company recognized approximately $8,336 of revenue that was recognized as deferred revenue at December 31, 2022, as compared to $2,137 of revenue during the nine months ended September 30, 2022 that was recognized as deferred revenue at December 31, 2021.

The Company manages its accounts receivable credit risk by performing credit evaluations and monitoring amounts due from the Company’s customers. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

As of September 30, 2023, three customers represented approximately 36%, 16% and 14% of the Company’s accounts receivable. At December 31, 2022, three customers represented approximately 57%, 13% and 11% of the Company’s accounts receivable.

For the three months ended September 30, 2023, two customers represented approximately 54% and 17% of the Company’s revenue. For the three months ended September 30, 2022, one customer represented approximately 54% of the Company’s revenue.

For the nine months ended September 30, 2023, two customers represented approximately 42% and 22% of the Company’s revenue. For the nine months ended September 30, 2022, two customers represented approximately 31% and 12% of the Company’s revenue.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the three and nine months ended September 30, 2023 and 2022 were insignificant.

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Products	$10,380	$4,198	$27,066	$12,032
Services	2,063	2,053	6,014	5,444
Total revenue	$12,443	$6,251	$33,080	$17,476

See “Note 9 - Business Segment and Geographic Information”.

4. INVENTORIES

The components of inventories are summarized below:

	September 30,	December 31,
	2023	2022
Raw materials	$6,808	$2,962
Work in process	1,472	5,786
Total inventories	$8,280	$8,748

Inventories are stated at the lower of cost or a net realizable value determined on a weighted average method.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	September 30,	December 31,
	2023	2022
Machinery, vehicles and equipment	$3,209	$2,308
Furniture and fixtures	208	208
Computer hardware and software	638	591
Leasehold improvements	368	368
Construction in progress	1,896	499
	6,319	3,974
Less: accumulated depreciation	(2,544)	(2,174)
Total property and equipment, net	$3,775	$1,800

Depreciation expense was $143 and $40 for the three months ended September 30, 2023 and 2022, respectively.

Depreciation expense was $370 and $113 for the nine months ended September 30, 2023 and 2022, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	September 30,	December 31,
	2023	2022
Accounts payable	$4,961	$5,615
Accrued liabilities	4,811	1,624
Total accounts payable and accrued liabilities	$9,772	$7,239

Accrued liabilities primarily consist of accrued legal settlement costs, accrued sales commissions, accrued compensation and benefits, accrued sales and use taxes and accrued insurance. As of September 30, 2023 and December 31, 2022, accrued legal settlement costs were $3,500 and $0, respectively. See Note 10 for details. As of September 30, 2023 and December 31, 2022, accrued sales commissions were $366 and $278, respectively. Accrued compensation and benefits as of September 30, 2023 and December 31, 2022 were $312 and $213, respectively. Accrued sales and use taxes as of September 30, 2023 and December 31, 2022 were $30 and $258, respectively, and there was no accrued insurance as of September 30, 2023 compared to $559 at December 31, 2022. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

As of September 30, 2023 and December 31, 2022, none of the Company’s suppliers represented more than 10% of the Company’s accounts payable.

7. STOCK-BASED COMPENSATION

Stock-Based Compensation

A summary of stock option activity during the nine months ended September 30, 2023 is as follows:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2023	670,667	$5.45
Granted	97,500	5.80
Exercised	(15,000)	3.31
Forfeited	(35,000)	5.60
Outstanding as of September 30, 2023	718,167	$5.53	5.70	$1,056
Exercisable as of September 30, 2023	623,167	$5.50	5.10	$983

A summary of RSU activity during the nine months ended September 30, 2023 is as follows:

		Weighted-average
		grant-date fair value per	Weighted-average grant-date
	Number of units	share	fair value
Unvested restricted stock units as of January 1, 2023	250,000	$4.35	$1,087
Units granted	100,000	5.75	575
Units vested	(225,000)	4.97	(1,119)
Units forfeited	-	-	-
Unvested restricted stock units as of September 30, 2023	125,000	$4.35	$543

During the three and nine months ended September 30, 2023, the Company issued 10,000 shares of its common stock for consulting services with a fair value of $64,900.

During the nine months ended September 30, 2023, the Company issued 100,000 shares of common stock to its Chief Executive Officer (“CEO”) in connection with the vesting of 100,0000 restricted stock units (“RSU”) on May 11, 2023. The fair value of the RSUs on the date of grant was $575, which was recognized immediately.

During the nine months ended September 30, 2023, the Company issued 250,000 shares of common stock to its Chief Financial Officer (“CFO”) in connection with the vesting of 125,000 RSUs on May 1, 2022 and 125,000 RSUs on May 1, 2023.

During the three and nine months ended September 30, 2023, the CEO and CFO each individually agreed to surrender shares of common stock to the Company, totaling an aggregate of 117,082 shares with a fair value of $720 in connection with income and payroll tax obligations paid by the Company in connection with the vesting of the above mentioned RSUs. The shares were subsequently cancelled and retired by the Company.

Stock-based compensation expense recorded for the three and nine months ended September 30, 2023 was approximately $285 and $1,246, respectively. Stock-based compensation expense recorded for the three and nine months ended September 30, 2022 was approximately $143 and $859, respectively. As of September 30, 2023, there was $638 of stock-based compensation expense remaining to be recognized in the consolidated statements of operations over a weighted average remaining period of 1.1 years.

8. BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$1,024	$(1,311)	$827	$(4,586)

Denominator:
Weighted average basic shares outstanding	10,010,226	9,769,545	9,896,850	9,713,335
Effect of dilutive securities - equity based compensation plans	239,873	-	152,159	-
Weighted average diluted shares outstanding	10,250,099	9,769,545	10,049,009	9,713,335

Net income (loss) per common share:
Basic	$0.10	$(0.13)	$0.08	$(0.47)
Diluted	$0.10	$(0.13)	$0.08	$(0.47)

As of September 30, 2023 and 2022, diluted income (loss) per share excludes potentially dilutive common shares related to 718,167 and 670,667 shares underlying stock options, respectively, and 125,000 and 250,000 shares underlying nonvested RSUs, respectively, as their effect was anti-dilutive.

9. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

The following tables present information about segment income and loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
T&D Solutions
Power Systems	$9,575	$3,773	$24,559	$10,029
Service	75	-	75	10
	9,650	3,773	24,634	10,039
Critical Power Solutions
Equipment	805	425	2,507	2,003
Service	1,988	2,053	5,939	5,434
	2,793	2,478	8,446	7,437
Consolidated	$12,443	$6,251	$33,080	$17,476

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Depreciation and amortization
T&D Solutions	$18	$14	$51	$35
Critical Power Solutions	187	73	581	234
Unallocated corporate overhead expenses	2	7	7	21
Consolidated	$207	$94	$639	$290

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating income (loss)
T&D Solutions	$2,678	$171	$5,728	$(183)
Critical Power Solutions	(621)	(765)	(1,563)	(1,676)
Unallocated corporate overhead expenses	(1,104)	(850)	(3,534)	(2,930)
Consolidated	$953	$(1,444)	$631	$(4,789)

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
United States	$12,443	$6,251	$33,080	$17,476

10. COMMITMENTS AND CONTINGENCIES

Litigation and Claims

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

On June 15, 2023, two individuals (the “Plaintiffs”) filed a complaint in the U.S. District Court, District of Nebraska naming the Company, its wholly-owned subsidiary, Titan Energy Systems, Inc., and an individual acting in his capacity as an employee of the Company, collectively as defendants. Plaintiffs filed an amended complaint on July 7, 2023 alleging negligent driving, negligent entrustment, and negligent hiring, training and supervision, as a result of a car accident that occurred on September 9, 2019 involving the Plaintiffs and the individual. According to the amended complaint, the Plaintiffs are seeking special damages related to the injuries sustained by Plaintiffs. On July 27, 2023, the defendants filed an Answer to Plaintiff’s Amended Complaint. On October 6, 2023, a mediation was held, but the parties did not reach a settlement. The parties are in the beginning stages of the discovery process and are working to schedule a settlement conference before the end of 2023. As of September 30, 2023, the Company recognized a liability of $3,500 related to this matter, which was included within accounts payable and accrued liabilities, with a corresponding insurance receivable of $3,500 related to the loss recovery, which was deemed to be probable and included within prepaid expenses and other current assets on the consolidated balance sheet.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on April 11, 2023. There were no material changes to our accounting policies during the nine months ended September 30, 2023.

RESULTS OF OPERATIONS

Overview of the Three and Nine Months Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in “Note 9 - Business Segment and Geographic Information” and in our unaudited Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary of operating results during the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
T&D Solutions	$9,650	$3,773	$24,634	$10,039
Critical Power Solutions	2,793	2,478	8,446	7,437
Consolidated	12,443	6,251	33,080	17,476
Cost of goods sold
T&D Solutions	6,378	3,291	17,614	9,312
Critical Power Solutions	2,354	2,099	6,831	6,317
Consolidated	8,732	5,390	24,445	15,629
Gross profit	3,711	861	8,635	1,847
Selling, general and administrative expenses	2,726	2,273	7,816	6,550
Depreciation and amortization expense	32	32	188	86
Total operating expenses	2,758	2,305	8,004	6,636
Operating income (loss) from continuing operations	953	(1,444)	631	(4,789)
Interest income	(60)	(116)	(192)	(322)
Other (income) expense	(11)	(17)	(4)	112
Income (loss) before income taxes	1,024	(1,311)	827	(4,579)
Income tax expense	-	-	-	7
Net income (loss)	$1,024	$(1,311)	$827	$(4,586)

Backlog

Our backlog is based on firm orders from our customers expected to be delivered in the future, most of which is expected to occur during the next twelve months. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. As of September 30, 2023, backlog from our E-Bloc power systems and related equipment was approximately $13,771, or 41% of the total backlog.

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2023	2023	2023	2022	2022
T&D Solutions	$25,579	$26,425	$29,198	$30,871	$22,689
Critical Power Solutions	8,027	7,146	7,845	6,284	5,207
Total order backlog	$33,606	$33,571	$37,043	$37,155	$27,896

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	Variance	%	2023	2022	Variance	%
T&D Solutions
Power Systems	$9,575	$3,773	$5,802	153.8	$24,559	$10,029	$14,530	144.9
Service	75	-	75	-	75	10	65	650.0
	9,650	3,773	5,877	155.8	24,634	10,039	14,595	145.4
Critical Power Solutions
Equipment	805	425	380	89.4	2,507	2,003	504	25.2
Service	1,988	2,053	(65)	(3.2)	5,939	5,434	505	9.3
	2,793	2,478	315	12.7	8,446	7,437	1,009	13.6
Total revenue	$12,443	$6,251	$6,192	99.1	$33,080	$17,476	$15,604	89.3

For the three months ended September 30, 2023, our consolidated revenue increased by $6,192, or 99.1%, to $12,443, up from $6,251 during the three months ended September 30, 2022, primarily due to an increase in sales of our power systems from our T&D Solutions segment and an increase in sales of our equipment from our Critical Power Solutions segment during the three months ended September 30, 2023.

For the nine months ended September 30, 2023, our consolidated revenue increased by $15,604, or 89.3%, to $33,080, up from $17,476 during the nine months ended September 30, 2022, primarily due to an increase in sales of our power systems from our T&D Solutions segment and an increase in equipment and service sales from our Critical Power Solutions segment during the nine months ended September 30, 2023.

T&D Solutions. During the three months ended September 30, 2023, revenue from our power systems product lines increased by $5,802, or 153.8%, as compared to the three months ended September 30, 2022, primarily due to increased sales of our E-Bloc power systems and medium and low voltage equipment during the three months ended September 30, 2023.

During the nine months ended September 30, 2023, revenue from our power systems product lines increased by $14,530, or 144.9%, as compared to the nine months ended September 30, 2022, primarily due to increased sales of our E-Bloc power systems and automatic transfer switches, in addition to an increase in sales of our medium and low voltage equipment during the nine months ended September 30, 2023.

Critical Power. For the three months ended September 30, 2023, revenue for our Critical Power segment increased by $315, or 12.7%, as compared to the three months ended September 30, 2022, primarily due to an increase in sales of our new and refurbished generation equipment during the three months ended September 30, 2023.

For the nine months ended September 30, 2023, revenue for our Critical Power segment increased by $1,009, or 13.6%, as compared to the nine months ended September 30, 2022, primarily due to an increase in sales of our new and refurbished generation equipment and the cyclicality of our preventative maintenance schedules during the nine months ended September 30, 2023.

Gross Profit and Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	Variance	%	2023	2022	Variance	%
T&D Solutions
Gross profit	$3,272	$482	$2,790	578.8	$7,020	$727	$6,293	865.6
Gross margin %	33.9	12.8	21.1		28.5	7.2	21.3

Critical Power Solutions
Gross profit	439	379	60	15.8	1,615	1,120	495	44.2
Gross margin %	15.7	15.3	0.4		19.1	15.1	4.0

Consolidated gross profit	$3,711	$861	$2,850	331.0	$8,635	$1,847	$6,788	367.5
Consolidated gross margin %	29.8	13.8	16.0		26.1	10.6	15.5

For the three months ended September 30, 2023, our consolidated gross margin increased to 29.8% of revenues, as compared to 13.8% during the three months ended September 30, 2022.

For the nine months ended September 30, 2023, our consolidated gross margin increased to 26.1% of revenues, as compared to 10.6% during the nine months ended September 30, 2022.

T&D Solutions. For the three months ended September 30, 2023, our gross margin percentage increased by 21.1%, from 12.8% to 33.9%, as compared to the three months ended September 30, 2022. The increase was primarily due to the significant increase in sales our E-Bloc power systems and medium and low voltage equipment, a reduction in input costs and improved productivity from our manufacturing facility during the three months ended September 30, 2023.

For the nine months ended September 30, 2023, our gross margin percentage increased by 21.3%, from 7.2% to 28.5%, as compared to the nine months ended September 30, 2022. The increase was also primarily due to the significant growth in sales our E-Bloc power systems and medium and low voltage equipment, reduced input costs and improved productivity from our manufacturing facility during the nine months ended September 30, 2023.

Critical Power Solutions. For the three months ended September 30, 2023, our gross margin increased by 0.4%, to 15.7%, from 15.3% for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, our gross margin increased by 4.0%, to 19.1%, from 15.1% for the nine months ended September 30, 2022. The increase was also primarily due to a favorable sales mix and the acceptance of price increases from our customers.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	Variance	%	2023	2022	Variance	%
T&D Solutions
Selling, general and administrative expense	$585	$306	$279	91.2	$1,265	$902	$363	40.2
Depreciation and amortization expense	9	5	4	80.0	26	8	18	225.0
Segment operating expense	$594	$311	$283	91.0	$1,291	$910	$381	41.9

Critical Power Solutions
Selling, general and administrative expense	$1,039	$1,124	$(85)	(7.6)	$3,024	$2,739	$285	10.4
Depreciation and amortization expense	21	20	1	5.0	155	57	98	171.9
Segment operating expense	$1,060	$1,144	$(84)	(7.3)	$3,179	$2,796	$383	13.7

Unallocated Corporate Overhead Expenses
Selling, general and administrative expense	$1,102	$843	$259	30.7	$3,527	$2,909	$618	21.2
Depreciation and amortization expense	2	7	(5)	(71.4)	7	21	(14)	(66.7)
Segment operating expense	$1,104	$850	$254	29.9	$3,534	$2,930	$604	20.6

Consolidated
Selling, general and administrative expense	$2,726	$2,273	$453	19.9	$7,816	$6,550	$1,266	19.3
Depreciation and amortization expense	32	32	-	-	188	86	102	118.6
Consolidated operating expense	$2,758	$2,305	$453	19.7	$8,004	$6,636	$1,368	20.6

Selling, General and Administrative Expense. For the three months ended September 30, 2023, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $453, or 19.9%, to $2,726, as compared to $2,273 during the three months ended September 30, 2022, primarily due to an increase in payroll related costs, including stock-based compensation, third party commissions and product development costs related to our e-Boost initiative. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, decreased to 21.9% during the three months ended September 30, 2023, as compared to 36.4% in the three months ended September 30, 2022.

For the nine months ended September 30, 2023, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $1,266, or 19.3%, to $7,816, as compared to $6,550 during the nine months ended September 30, 2022, primarily due to an increase in payroll related costs, including stock-based compensation, travel related costs, third party commissions and product development costs related to our e-Boost initiative. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, decreased to 23.6% during the nine months ended September 30, 2023, as compared to 37.5% in the nine months ended September 30, 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of right-of-use assets related to our finance leases, and excludes amounts included in cost of sales. For the three months ended September 30, 2023, consolidated depreciation and amortization expense remained the same at $32, as compared to the three months ended September 30, 2022.

For the nine months ended September 30, 2023, consolidated depreciation and amortization expense increased by $102, or 118.6%, as compared to the nine months ended September 30, 2022, primarily due to an increase in depreciation as a result of placing certain e-Boost assets into service.

Income (Loss) From Operations

The following table represents our operating income (loss) by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	Variance	%	2023	2022	Variance	%
T&D Solutions	$2,678	$171	$2,507	1,466.1	$5,729	$(183)	$5,912	3,230.6
Critical Power Solutions	(621)	(765)	144	18.8	(1,564)	(1,676)	112	6.7
Unallocated corporate overhead expenses	(1,104)	(850)	(254)	(29.9)	(3,534)	(2,930)	(604)	(20.6)
Income (loss) from operations	$953	$(1,444)	$2,397	(166.0)	$631	$(4,789)	$5,420	113.2

T&D Solutions. Operating income from our T&D Solutions segment increased by $2,507 during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to an increase in sales of our power systems equipment, reduced input costs and improved productivity from our manufacturing facility during the three months ended September 30, 2023.

Operating income from our T&D Solutions segment increased by $5,912 during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to the significant increase in revenue, reduced input costs and improved productivity from our manufacturing facility during the nine months ended September 30, 2023.

Critical Power Solutions. Operating loss from our Critical Power segment decreased by $144, or 18.8%, during the three months ended September 30, 2023, primarily due to a favorable sales mix and the acceptance of price increases from our customers during the three months ended September 30, 2023.

Operating loss from our Critical Power segment decreased by $112, or 6.7%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a favorable sales mix and the acceptance of price increases from our customers during the nine months ended September 30, 2023.

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

During the three months ended September 30, 2023, our unallocated corporate overhead expense increased by $254, or 29.9%, as compared to the three months ended September 30, 2022, primarily due to an increase in payroll related costs, including stock-based compensation, professional fees and costs related to investor relations.

During the nine months ended September 30, 2023, our unallocated corporate overhead expense increased by $604, or 20.6%, as compared to the nine months ended September 30, 2022, primarily due to an increase in payroll related costs, including stock-based compensation, professional fees and costs related to investor relations.

Non-Operating (Income) Expense

Interest Income. For the three and nine months ended September 30, 2023, we had interest income of approximately $60 and $192, respectively, as compared to interest income of approximately $116 and $322 during the three and nine months ended September 30, 2022, respectively. We generated the majority of our interest income from our cash on hand during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we generated the majority of our interest income from the Seller Notes we received from the sale of the transformer business units, which were paid off during the year ended December 31, 2022, in addition to our cash on hand.

Other (Income) Expense. Other (income) expense in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the three and nine months ended September 30, 2023, other non-operating income was $11 and $4, respectively, as compared to other non-operating income of $17 and other non-operating expense of $112 during the three and nine months ended September 30, 2022, respectively.

Provision for Income Taxes. Our effective income tax rate for the three months ended September 30, 2023 and 2022 was 0.0%.

Our provision reflects an effective tax rate on income before taxes of 0.0% for the nine months ended September 30, 2023, as compared to (0.2)% for the nine months ended September 30, 2022, as set forth below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Variance	2023	2022	Variance
Income (loss) before income taxes	$1,024	$(1,311)	$2,335	$827	$(4,579)	$5,406
Income tax expense	-	-	-	-	7	(7)
Effective income tax rate %	-	-	-	-	(0.2)	0.2

Net Income (Loss) per Share

We generated net income of $1,024 during the three months ended September 30, 2023, as compared to a net loss of $1,311 during the three months ended September 30, 2022.

Our net income per basic and diluted share for the three months ended September 30, 2023 was $0.10, as compared to a net loss per basic and diluted share of $0.13 for the three months ended September 30, 2022.

We generated net income of $827 during the nine months ended September 30, 2023, as compared to a net loss of $4,586 during the nine months ended September 30, 2022.

Our net income per basic and diluted share for the nine months ended September 30, 2023 was $0.08, as compared to a net loss per basic and diluted share of $0.47 for the nine months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

General. On October 20, 2020, we entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). As of September 30, 2023, we had $7,581 of cash on hand generated primarily from the sale of common stock under the ATM Program, payment of all unpaid principal and interest from the Seller Notes during the year ended December 31, 2022, and cash flows from operating activities. Since October 20, 2020, and through September 30, 2023, we sold an aggregate of 916,059 shares of common stock for an aggregate gross proceeds of approximately $8,904, before any sales agent fees and expenses payable by us under the ATM Program. During the three and nine months ended September 30, 2023, we sold an aggregate of 27,559 shares of common stock for an aggregate consideration of approximately $184, before any sales agent fees and expenses payable by us.

On December 13, 2021, we filed a prospectus supplement to the prospectus which forms a part of our registration statement on Form S-3 (File No. 333-249569) (the “Prior Shelf Registration Statement”), that was declared effective by the SEC on October 27, 2020 (the “Prior ATM Prospectus”), in connection with the offer and sale of up to an aggregate offering amount of $8,600 of common stock that may be issued and sold under the ATM Program. Prior to the expiration of the Prior Shelf Registration Statement at the end of its three-year term, we sold an aggregate of 27,559 shares of common stock for an aggregate consideration of approximately $184, before any sales agent fees and expenses payable by us, under the Prior ATM Prospectus. On August 30, 2023, we filed a new registration statement on Form S-3 (File No. 333-274266) to replace the Prior Shelf Registration Statement, including a base prospectus which covers the offering, issuance and sale of up to $150,000 of common stock, preferred stock, warrants and/or units; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $75,000 of common stock that may be issued and sold under the ATM Program (the “New ATM Prospectus”). The new registration statement was declared effective by the SEC on September 8, 2023. As of September 30, 2023, $75,000 of common stock remained available for issuance under the New ATM Prospectus.

The World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government announced that the declaration of a public health emergency associated with COVID-19 expired on May 11, 2023. However, COVID-19 has remained and is expected to continue to remain as a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy. The continuing impacts of the COVID-19 endemic, as well as rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. As a result of the current uncertainty in economic activity, the Company is unable to predict the potential size and duration of the impact on its revenue and its results of operations, if any. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the continuing impacts of the COVID-19 endemic and the extent of geopolitical disruption and their respective impacts on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business. During the nine months ended September 30, 2023, the Company was able to operate substantially at capacity.

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

Cash Used in Operating Activities. Cash used in our operating activities was $228 during the nine months ended September 30, 2023, as compared to $3,936 during the nine months ended September 30, 2022. The decrease in cash used in operating activities is primarily due to the decrease in our net loss and working capital fluctuations.

Cash Used in Investing Activities. Cash used in our investing activities during the nine months ended September 30, 2023 was $2,345, as compared to $391 during the nine months ended September 30, 2022. Additions to property and equipment during the nine months ended September 30, 2023 were $2,345, as compared to $391 of additions during the nine months ended September 30, 2022.

Cash Used in Financing Activities. Cash used in our financing activities was $142 during the nine months ended September 30, 2023, as compared to $162 during the nine months ended September 30, 2022. The primary use of cash in financing activities for the nine months ended September 30, 2023 and 2022 was repayments of financing leases.

Working Capital. As of September 30, 2023, we had working capital of $13,702, including $7,581 of cash on hand, compared to working capital of $14,074, including $10,296 of cash on hand at December 31, 2022.

Assessment of Liquidity. At September 30, 2023, we had $7,581 of cash on hand generated primarily from the sale of common stock under the ATM Program, payment of all unpaid principal and interest from the Seller Notes during the year ended December 31, 2022 and cash flows from operating activities. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, proceeds from the sale of the CleanSpark Common Stock and warrants to purchase CleanSpark Common Stock, sale of common stock under the ATM Program and collecting all unpaid principal and interest from the Seller Notes. Historically, our cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions.

We expect to meet our cash needs with our working capital and cash flows from operating activities. We expect our cash requirements to be generally for operating activities, capital improvements and product development. We expect that product development and promotional activities related to our new initiatives will continue in the near future and we expect to continue to incur costs related to such activities. We expect that our cash balance is sufficient to fund operations for the next twelve months.

As of September 30, 2023, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

The Company had $2,345 of additions to property and equipment during the nine months ended September 30, 2023, as compared to $391 of additions to property and equipment during the nine months ended September 30, 2022.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We have various insurance policies, including cybersecurity, covering risks in amounts that we consider adequate. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. The continuing impacts of the COVID-19 endemic are currently indeterminable, and has affected and may continue to affect the global economy. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We predominately sell to customers in the industrial production and commercial construction markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets. For a further discussion of factors that may affect future operating results see the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2023. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness

As of December 31, 2022, we identified a material weakness in our internal control over financial reporting due to not having the appropriate controls in place over our revenue recognition process for nonroutine and complex revenue transactions in accordance with ASC 606, “Revenue from Contracts with Customers”, which continued to exist as of September 30, 2023.

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

Although we began implementing the enhancements described above at the end of 2022 and have been continuing our remediation efforts through September 30, 2023, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

On June 15, 2023, two individuals (the “Plaintiffs”) filed a complaint in the U.S. District Court, District of Nebraska naming the Company, its wholly-owned subsidiary, Titan Energy Systems, Inc., and an individual acting in his capacity as an employee of the Company, collectively as defendants. Plaintiffs filed an amended complaint on July 7, 2023 alleging negligent driving, negligent entrustment, and negligent hiring, training and supervision, as a result of a car accident that occurred on September 9, 2019 involving the Plaintiffs and the individual. According to the amended complaint, the Plaintiffs are seeking special damages related to the injuries sustained by Plaintiffs. On July 27, 2023, the defendants filed an Answer to Plaintiff’s Amended Complaint. On October 6, 2023, a mediation was held, but the parties did not reach a settlement. The parties are in the beginning stages of the discovery process and are working to schedule a settlement conference before the end of 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 22, 2023, the Company issued 10,000 shares of common stock to a vendor in exchange for consulting services with a fair value of $64,900.

The issuance of the shares of common stock as described above was not registered under the Securities Act, or the securities laws of any state, and the shares of common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1+

Letter Agreement, dated September 20, 2023, by and between Pioneer Power Solutions, Inc. and Walter Michalec (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on September 22, 2023).

10.2+

Letter Agreement, dated September 20, 2023, by and between Pioneer Power Solutions, Inc. and Nathan Mazurek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on September 22, 2023).

10.3+*	First Amendment to Pioneer Power Solutions, Inc. 2021 Long-Term Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+ Management contract or compensatory plan or arrangement

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: November 14, 2023	By:	/s/ Nathan J. Mazurek
	Name:	Nathan J. Mazurek
	Title:	Chief Executive Officer (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: November 14, 2023		/s/ Walter Michalec
	Name:	Walter Michalec
	Title:	Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

