Form 10-K
period 2023-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2024-07-26
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was approximately $63,848. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of July 25, 2024, 10,917,038 shares of the registrant’s common stock were outstanding.

PIONEER POWER SOLUTIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2023

TABLE OF CONTENTS

Page
Special Note Regarding Forward-Looking Statements	1

EXPLANATORY NOTE

We are filing this comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022 (“Comprehensive Form 10-K”). This Comprehensive Form 10-K contains our audited financial statements for the fiscal year ended December 31, 2023, as well as restatements of the following previously filed periods: (i) audited consolidated financial statements as of and for the fiscal year ended December 31, 2022, originally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”), and (ii) unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2022 through September 30, 2023, originally included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023 (collectively, the “Form 10-Qs” and together with the 2022 10-K, the “Prior Financial Statements”).

Restatement Background

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2024, in connection with the preparation of our consolidated financial statements for the fiscal year ended December 31, 2023, we, in consultation with the Audit Committee (the “Committee”) of our Board of Directors, concluded that the Prior Financial Statements should no longer be relied upon due to errors in such consolidated financial statements and should be restated to correct the misstatements therein.

During 2022 and 2023, we recognized revenues associated with customer contracts with performance obligations satisfied over time (“Over Time Contracts”) using labor hours as the measure of progress. Our underlying estimates of total labor hours required to complete Over Time Contracts were materially different from the actual labor hours required, which was determined to represent an error, and, as a result, the percentage of completion used to recognize revenue in the Prior Financial Statements is materially different from the percentage of completion using actual labor hours incurred. As a result, we have restated revenues during the Prior Financial Statements to adjust the percentage of completion based upon the actual labor hours incurred to complete each Over Time Contract (the “Revenues Adjustment”).

Additionally, we have determined that costs from Over Time Contracts should be recognized as incurred and, as a result, we have recorded an adjustment to our consolidated financial statements during the Prior Financial Statements (together with the Revenues Adjustment, the “Restatement Adjustments”). As a result of this error, the Restatement Adjustments result in the recognition of cost of revenues in the Prior Financial Statements for which the recognition of a portion of the corresponding revenues have been deferred to future periods. For those Over Time Contracts that have been completed by us during the Prior Financial Statements, the Restatement Adjustments have the effect of derecognizing amounts in one period and recognizing corresponding amounts in another period within the Prior Financial Statements. Cumulatively, these adjustments will net to zero over time.

Restatement Overview

Other sections impacted by the restatement of the Prior Financial Statements are:

●	Part I, Item 1A. Risk Factors
●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II, Item 8. Financial Statements and Supplementary Data
●	Part II, Item 9A. Controls and Procedures

We have not filed, and do not intend to file, amendments to the previously filed Form 10-Qs, nor the previously filed 2022 10-K. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Comprehensive Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

Refer to Note 2 – Restatement of Previously Issued Consolidated Financial Statements and Note 4 – Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements in the accompanying consolidated financial statements included in Part II, Item 8 for additional information.

Internal Control Considerations

In connection with the Restatement Adjustments, management has evaluated its disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. As a result of that assessment, management has concluded that an additional material weakness existed as of December 31, 2023 as follows:

The Company did not maintain effective controls over the revenue recognition of over-time contracts and associated costs. The Company’s underlying estimates of total labor hours required to complete over time contracts were materially different from the actual labor hours required, which was determined to represent an error, and, as a result, the percentage of completion used to recognize revenue was materially different from the percentage of completion using actual labor hours incurred. Additionally, the Company did not properly account for recognition of costs incurred by contract. This material weakness resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2022, as well as its interim consolidated financial statements for the three months ended March 31, 2022 and 2023, the three and six months ended June 30, 2022 and 2023 and the three and nine months ended September 30, 2022 and 2023.

For a discussion of management’s consideration of disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income (loss), income (loss) per share, margins and profitability.

●	Many of our competitors are better established and have significantly greater resources and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Our ability to realize revenue reported in our backlog.

●	Our ability to remediate the material weaknesses identified in our internal control over financial reporting as of December 31, 2023, or inability to otherwise maintain an effective system of internal control.

●	The effect that the restatement of the Prior Financial Statements could have on investor confidence in us and raise reputational risk.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Material weaknesses in internal controls.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

●	Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

●	Risks associated with litigation and claims, which could impact our financial results and condition.

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

PART I

ITEM 1. BUSINESS.

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company,” “Pioneer,” “Pioneer Power,” “we,” “our” and “us”) design, manufacture, integrate, refurbish, service, distribute and sell electric power systems, distributed energy resources, power generation equipment and mobile electric vehicle (“EV”) charging solutions. Our products and services are sold to a broad range of customers in the utility, industrial and commercial markets. Our customers include, but are not limited to, electric, gas and water utilities, data center developers and owners, EV charging infrastructure developers and owners, and distributed energy developers. We are headquartered in Fort Lee, New Jersey and operate from three (3) additional locations in the United States for manufacturing, service and maintenance, engineering, and sales and administration.

Description of Business Segments

We have two reportable segments: Electrical Infrastructure Equipment (“Electrical Infrastructure”) and Critical Power Solutions (“Critical Power”).

●	Our Electrical Infrastructure business provides equipment solutions that allow customers to effectively and efficiently protect, control, transfer, monitor and manage their electric energy usage and requirements. These solutions are marketed principally through our Pioneer Custom Electrical Products Corp. (“PCEP”) brand name.

●	Our Critical Power business provides customers with our suite of mobile e-Boost© EV charging solutions, power generation equipment and all forms of preventative maintenance, repairs, remote monitoring and other equipment service on our customers’ equipment. These products and services are marketed by our operations headquartered in Minnesota, currently doing business under our Pioneer eMobility (“e-Boost”), Titan Energy Systems Inc. (“Titan”) and Pioneer Critical Power brand names.

Electrical Infrastructure Segment

We design, manufacture, integrate and sell a wide range of electrical distribution and control equipment. Our focus since approximately 2020 has been to address the Distributed Generation (“DG”) and Electric Vehicle Charging Infrastructure markets. We primarily compete in these markets with our E-Bloc product. E-Bloc combines an automatic transfer switch, circuit protection and special programmable controls into an integrated, compact outdoor system. We believe that demand for our Electrical Infrastructure solutions is driven primarily by customers’ demands to improve the cost of electricity, electrical resilience and reliability, and the world-wide transition to lower carbon emissions.

In addition, we distinguish ourselves by producing a wide range of highly engineered power solutions, typically integrating circuit protection, metering and transmission schemes, as well as unitized medium and low voltage substations. Electrical Infrastructure equipment is sold either directly to end users, engineering, procurement and construction (“EPC”) firms, or through electrical distributors. We serve customers in a variety of industries including, but not limited to, utilities, EV charging infrastructure integrators, data center developers and owners, distributed energy resource developers, contractors, and renewable energy developers and producers.

Summary of Electrical Infrastructure Segment Offerings

Product Category	Solutions
Power Systems	▪	Integrated Power Centers (“IPC”): indoor and outdoor power systems integrating any combination of the following, but not limited to: switchgear, controls, engine generator sets, energy storage, fuel cells, solar power, and EV charging solutions marketed and internally designated as “E-Bloc” power solutions.

Circuit Protective Equipment	▪	Low and medium voltage switchgear, switchboards and automatic transfer switches.

We engineer, manufacture and integrate these offerings at our facility in Southern California.

Critical Power Segment

Our Critical Power business designs, manufactures and sells mobile EV charging solutions under our e-Boost suite of products, in addition to distributing new power generation equipment, refurbishing and reselling used power generation equipment, and performing service and maintenance on our customers’ existing equipment. Many of these systems are used to maintain reliable, primary, peak shaving or emergency standby power at facilities where it is required or where the potential consequences of a power outage make it necessary, such as at major national retailers, hospitals, data centers, communications facilities, factories, military sites, office complexes and other critical operations.

Summary of Critical Power Segment Offerings

Product Category	Solutions
Suite of e-Boost Products	▪	e-Boost G.O.A.T. (Generator on a Truck) is a truck-mounted option that brings on-demand, high-capacity charging to EV truck and car owners at any convenient location.
	▪	e-Boost Mobile is a trailer-mounted solution that provides multiple options for towing and can be available at specific businesses, large sports and cultural events and can be relocated with minimal effort on short notice.
	▪	e-Boost Pod is a stationary EV charging solution with customizable higher capacity that can also service other power needs especially in emergency situations, such as a power outage, serving as a back-up power source with convenient power connectors and outlets available on board.

Power Generation Equipment	▪	Engine-generator sets: power generation equipment with up to 2 MW of power output per genset, sourced from several manufacturers and available for install by our expert, licensed technicians.
	▪	Available individually or in multi-unit paralleled configurations. Fuel options include liquid propane, natural gas, diesel and bi-fuel.
	▪	Uninterruptible Power Supply (“UPS”) systems.

Service	▪	Scheduled preventative maintenance and 24/7 repair and support services provided for all makes and models of power generation equipment under one to five year contracts.
	▪	Regional service and maintenance: provided by our technicians in the Midwest and Florida.
	▪	National service and maintenance: provided by our technicians and a network of field service providers throughout the United States for multi-site, multi-state power generation equipment owners.
	▪	UPS systems from major manufacturers.

Power generation systems represent considerable investments that require proper maintenance and service in order to operate reliably during a time of emergency. Our power maintenance programs provide preventative maintenance, repair and support service for our customers’ power generation systems. To support our customers in managing their critical infrastructure, we maintain inventories of repair parts, a fleet of service vehicles and a staff of certified field service technicians in the Midwest and Florida. To complete our geographic coverage, we maintain a network of field service partners located in other regions, enabling us to provide a quick-response, 24/7 service capabilities that can effectively repair and maintain any make and model of back-up power equipment. Our field service organization services more than 2,400 generators owned by more than 900 customers located throughout the United States and its territories, including for multi-site, multi-state customers.

We recognize discrete revenue streams from service contracts, sales, installation, maintenance and repair services, and we offer service contracts to all owners of power generation and related equipment, whether or not the equipment was originally sold by us. Our service agreements have terms ranging from one to five years in duration, providing the Company with a recurring revenue stream.

Business Strategy

We believe we have established a stable platform from which to develop and grow our business lines, revenue, profitability and shareholder value. We are focused on internal growth through operating efficiencies, new product development, customer focus and our continued migration towards more highly-engineered products and specialized services. We intend to significantly increase the percentage of our sales derived from engineered-to-order products and differentiated services and believe this can be accomplished by targeting market segments such as EV charging infrastructure, microgrid developers, national and regional retailers, water treatment facilities, data centers and independent power producers which have growth characteristics exceeding the norm in our industry.

We intend to build our revenue and net income through internal growth initiatives. Accomplishing these financial goals will be dependent on a number of factors, including our ability to execute the following strategies and actions:

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

Electrical Infrastructure Segment

We intend to accomplish our growth objectives within our Electrical Infrastructure segment by concentrating on our ability to deliver scalable solutions for the EV infrastructure, DG, and microgrid markets. Our Electrical Infrastructure equipment can be used in many applications and large vertical markets, including but not limited to, electrical, gas and water utilities, EV charging infrastructure integrators, and solar, microgrid and data center developers.

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

Our Industry

The market for Electrical Infrastructure equipment and Critical Power solutions is very fragmented due to the range of equipment types, electrical and mechanical properties, technological standards and service parameters required by different categories of end users for their specific applications. Many orders are custom-engineered and tend to be time-sensitive since other critical work is frequently being coordinated around the customer’s electrical equipment installation. The vast majority of North American demand for the types of solutions we provide is satisfied by thousands of producers and service companies in the United States.

We believe that several of the key industry trends supporting future growth in our industry are as follows:

●	Aging and Overburdened North American Power Grid — The aging and overburdened North American power grid is expected to require significant capital expenditures to upgrade the existing infrastructure over the next several years to maintain adequate levels of reliability and efficiency. Significant capital investment will be required to relieve congestion, meet growing demand, achieve targets for efficiency, emissions and use of renewable sources, and to replace components of the U.S. power grid operating at, near or past their planned service lives.

●	Increasing Long-Term Demand for Electricity and Reliable Power — The Department of Energy’s Energy Information Administration, or EIA, forecasts that total electricity use in the United States will increase by approximately 28% from 2011 to 2040. This increase is driven by anticipated population growth, economic expansion, increasing dependence on computing power throughout the economy and the increased use of electrical devices in the home. In order to meet growing demand for electricity in North America, substantial investment in increased electrical grid capacity and efficiency will be required, as well as the addition of specialized equipment to help ensure the reliability and quality of electricity for critical applications. In response to these challenges, there is an increasing trend among commercial and industrial companies to invest in on-site power sources, both for standby purposes in the event of a catastrophic power outage, or to reduce the amount of electricity they draw from the utility grid during peak periods.

●	Rapidly Expanding EV and Charging Infrastructure Market — A report from Allied Market Research in 2020 projected that the global electric vehicle market will reach $803 billion by the year 2027, registering a compound annual growth rate (“CAGR”) of 22.6%. North America is estimated to reach $194 billion by 2027, at a significant CAGR of 27.5%. In 2010, only about 17,000 electric vehicles were on the world’s roads. By 2019, that number had swelled to 7.2 million and is increasing rapidly according to the International Energy Agency. Furthermore, in order for EV’s to grow at such a rapid pace, it is necessary that infrastructure be built to allow for such growth. In 2019, there were about 7.3 million chargers worldwide compared to an insignificant amount ten years ago, and the EV infrastructure has become a global priority as major governments and corporations have committed to spending billions of dollars towards building EV charging infrastructure. In order to meet the rapidly growing demand for EV’s and the infrastructure supporting it, substantial investment in grid connectivity and enhancement will be required.

Customers

For the years ended December 31, 2023 and 2022, 100% of our sales were to U.S. customers, represented in large part by companies involved in DG, regulated and non-regulated utilities, and industrial and wholesale business. During the years ended December 31, 2023 and 2022, we sold our electrical equipment and services to over 900 individual customers, and our twenty largest customers represented approximately 82% and 77% of our consolidated revenue, respectively.

Approximately 42% and 20% of our sales during the year ended December 31, 2023 were made to Enchanted Rock Electric, LLC and Sequel Electrical Supply, LLC, respectively. Approximately 43% and 10% of our sales during the year ended December 31, 2022 were made to Enchanted Rock Electric, LLC and Southern California Gas Company, respectively. The majority of our sales to customers were made pursuant to specific contract terms and conditions for each project.

Marketing, Sales and Distribution

A substantial portion of the products and services we offer are sold directly to customers by our marketing and sales personnel operating from our office locations in the United States. Our direct sales force and authorized representatives market our products and services to end users and third parties, such as original equipment manufacturers, EPC firms, electrical wholesalers, energy developers and value-added integrators.

Revenue Backlog

Revenue backlog, which consists of purchase orders and contracts from customers that we believe to be firm, reflects the amount of revenue that we expect to realize in the future upon the satisfaction of customer orders for our products or services that are not yet complete or for which work has not yet begun. Our revenue backlog as of December 31, 2023 was approximately $45,165, as compared to $38,278 as of December 31, 2022. During the year ended December 31, 2023, we experienced a surge in orders and contracts for our mobile EV charging solutions, e-Boost, which was the primary driver for the increase in our revenue backlog.

Competition

We experience intense competition from a large number of electrical equipment manufacturers and from distributors and servicers of such equipment. The number and size of our competitors varies considerably by product line and service category, with many of our competitors tending to be small, highly specialized or focused on a certain geographic market area or customer. However, several of our competitors have substantially greater financial and technical resources than us, including some of the world’s largest electrical products and industrial equipment manufacturing companies. A representative list of our direct competitors in our Electrical Infrastructure segment includes Crown Electric Engineering and Manufacturing, LLC, Industrial Electric Machinery, LLC, RESA Power, LLC, Switchgear Power Systems, LLC, Myers Power Products, Inc. and Powell Industries, Inc.

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

Raw Materials and Suppliers

The principal raw materials purchased by us are steel, copper, sensors, circuit breakers, meters, cassettes and relays. We also purchase certain electrical components such as switches, fuses, protectors and circuit breakers from a variety of suppliers. These raw materials and components are available from and supplied by numerous sources at competitive prices. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. Our largest suppliers during the year ended December 31, 2023 included Industrial Connections & Solutions, LLC, Royal Industrial Solutions, Schweitzer Engineering Laboratories, Inc., Eaton Corporation and Thyssenkrupp Materials NA.

Research and Development

Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully depends heavily upon our ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. We continue to develop new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. During the year ended December 31, 2023, we incurred $885 of R&D costs related to our mobile EV charging solutions, e-Boost. We did not incur any R&D costs during the year ended December 31, 2022.

Employees

As of December 31, 2023, we had 143 employees consisting of 41 salaried staff and 102 hourly workers. Certain of our employees located at our manufacturing facility in Santa Fe Springs, California are covered by a collective bargaining agreement with Local Union 1710 of the International Brotherhood of Electrical Workers, AFL-CIO that expires in June 2027.

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

Available Information

Our corporate website is located at www.pioneerpowersolutions.com. On the investor relations section of our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC at www.sec.gov.

Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases as part of the investor relations section of our website. The contents of and the information on or accessible through our corporate website, including the investor relations portion of our website, are not a part of, and are not intended to be incorporated into, this report or any other report or document we file with or furnish to the SEC, and any references to our website are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2023 and our other periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

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

●	We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued consolidated financial statements which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on us;

●	The restatement of the Prior Financial Statements may lead to future stockholder litigation;

●	We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock;

●	We are vulnerable to economic downturns in the commercial construction market, which may reduce the demand for some of our products and adversely affect our sales, net income, cash flow or financial condition;

●	Our operating results may vary significantly from quarter to quarter, which makes our operating results difficult to predict and can cause our operating results in any particular period to be less than comparable quarters and expectations from time to time;

●	Our industry is highly competitive;

●	We currently derive a significant portion of our revenues from two customers. Material or significant loss of business from these customers could have an adverse effect on our business, financial condition and operating results;

●	Certain of our business units have historically generated operating losses and negative cash flows, which may result in the usage of our cash;

●	The departure or loss of key personnel could disrupt our business;

●	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits;

●	We may not be able to fully realize the revenue value reported in our backlog;

●	We are subject to pricing pressure from our larger customers;

●	Deterioration in the credit quality of several major customers could have a material adverse effect on our operating results and financial condition;

●	We rely on third parties for key elements of our business whose operations are outside our control;

●	Supply chain and shipping disruptions may result in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales and reputational damage, which may have a material adverse effect on our business, operating results and financial condition;

●	Our business may face cybersecurity risk generally associated with our information technology systems which could materially affect our business, and our results of operations could be materially affected if our information technology systems (or third-party systems we rely on) are interrupted, damaged by unforeseen events, or fail for any extended period of time;

●	Our business requires skilled labor, and we may be unable to attract and retain qualified employees;

●	Our business operations are dependent upon our ability to engage in successful collective bargaining with our unionized workforce;

●	Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable;

●	Our stock price may be volatile, which could result in substantial losses for investors;

●	Our risk management activities may leave us exposed to unidentified or unanticipated risks;

●	Regulatory, environmental, monetary and other governmental policies could have a material adverse effect on our profitability;

●	Global, market and economic conditions may negatively impact our business, financial condition and stock price;

●	We face risks associated with litigation and claims, which could impact our financial results and condition;

●	Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline;

●	We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared;

●	There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected;

●	Any acquisitions that we have completed, or may complete in the future, may not perform as planned and could disrupt our business and harm our financial condition and operations;

●	The success of our business depends on achieving our strategic objectives, including dispositions;

●	If we do not conduct an adequate due diligence investigation of a target business that we acquire, we may be required subsequently to take write downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment;

●	We may be unable to generate internal growth; and

●	In the event that we fail to satisfy any of the listing requirements of the Nasdaq Capital Market, our common stock may be delisted, which could affect our market price and liquidity.

Risks Relating to the Restatement of the Prior Financial Statements

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on us.

As discussed in the Explanatory Note of this Comprehensive Form 10-K and in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” under Item 8 of this Comprehensive Form 10-K, we have concluded that the Prior Financial Statements should not be relied upon. We have restated our previously issued (i) audited consolidated financial statements as of and for the fiscal year ended December 31, 2022, included in the 2022 10-K, and (ii) unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2022, through September 30, 2023, included in the Form 10-Qs. The restatement process was time consuming and expensive and could expose us to additional risks that could have a negative effect on us. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of the Prior Financial Statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We are in the process of implementing certain remediation actions (see Part II, Item 9A, Controls and Procedures of this Comprehensive Form 10-K for a description of these remediation measures). To the extent these steps are not successful, we could be required to incur additional time and expense. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement of the Prior Financial Statements and these ongoing remediation efforts. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

The restatement of the Prior Financial Statements may lead to future stockholder litigation.

Lawsuits may be commenced against the Company and its officers and directors based in part or whole on allegations related to the restatement of the Prior Financial Statements. As with any substantial litigation, the Company expects to devote significant time, attention and resources to the defense of the litigation, which may have a material adverse effect on the Company even if the litigation is resolved in a manner favorable to the Company, and cannot predict when or how the litigation will be resolved or estimate what the potential loss or range of loss would be, if any.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting. As disclosed in Part II, Item 9A, Controls and Procedures of this Comprehensive Form 10-K, our management, including our Chief Executive Officer and our Chief Financial Officer, has determined that we had material weaknesses in our internal control over financial reporting as of December 31, 2023, due to the following material weaknesses: (i) the accounting for revenues and costs associated with over-time contracts, which resulted in material misstatements relating to the percentage of completion used to recognize revenue; (ii) the accounting for inventory and related cost of sales and (iii) lack of sufficient accounting personnel which negatively impacted the Company’s ability to maintain appropriate segregation of duties, and close, consolidate and file financial statements on a timely basis to meet SEC regulations. These material weaknesses resulted in identified material misstatements to the financial statements, and the Prior Financial Statements are restated in this filing. As a result of these material weaknesses, the Company’s management, under the supervision of the Audit Committee and with participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023.

Although we are working to remedy the material weaknesses and ineffectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, there can be no assurance as to when the remediation plan will be fully developed and implemented or the outcome of such remediation efforts, or that in the future, additional material weaknesses will not exist, reoccur or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business. Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future consolidated financial statements could contain errors that will be undetected. If we continue to have these existing material weaknesses, other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. See “Part II. Item 9A – Controls and Procedures.” These material weaknesses could adversely affect our business, reputation, revenues, results of operations, financial condition, and liquidity. They could also adversely affect our ability to timely file periodic reports under the Exchange Act, and limit our ability to access the capital markets through equity or debt issuances. Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock by the Nasdaq Capital Market. Any of the foregoing could have an adverse effect on the value of our stock. For more information relating to the Company’s internal control over financial reporting, the material weaknesses that existed as of December 31, 2023, and the remediation activities undertaken by us, see Part II, Item 9A, Controls and Procedures of this Comprehensive Form 10-K. See also “—Failure to establish and maintain effective internal control over financial reporting may result in us not being able to accurately report our financial results, which could result in a loss of investor confidence and adversely affect the market price of our common stock.”

Failure to establish and maintain effective internal control over financial reporting may result in us not being able to accurately report our financial results, which could result in a loss of investor confidence and adversely affect the market price of our common stock.

We are responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP (as defined below). Because we are continuing to implement remedial actions to strengthen our financial control and management systems, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A failure to prevent or detect errors or misstatements may result in a decline in the price of our common stock and harm our ability to raise capital in the future.

If our management is unable to certify the effectiveness of our internal controls or if material weaknesses or significant deficiencies in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in the price of our common stock. As disclosed under “Item 9A. Controls and Procedures” in this Comprehensive Form 10-K, in connection with preparing our financial statements for the year ended December 31, 2023, management concluded that material weaknesses existed in our internal control over financial reporting due to the following material weaknesses: (i) the accounting for revenues and costs associated with over-time contracts, which resulted in material misstatements relating to the percentage of completion used to recognize revenue; (ii) the accounting for inventory and related cost of sales and (iii) lack of sufficient accounting personnel which negatively impacted the Company’s ability to maintain appropriate segregation of duties, and close, consolidate and file financial statements on a timely basis to meet SEC regulations. In addition, due to the same material weaknesses, we determined that our disclosure controls and procedures were not effective as of December 31, 2023. See “—We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.”

In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in the price of our common stock and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our listing on Nasdaq. Delisting of our common stock on any exchange would reduce the liquidity of the market for our common stock, which would reduce the price of, and increase the volatility of, our common stock. See also “—Risks Relating to Our Organization— We have identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting or effective disclosure controls, this could have a material adverse effect on our business.”

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error or fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within an organization will be detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of certain persons, by collusion of two or more people or by management override of the controls. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. See also “—General Risk Factors— There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.” If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially adversely affected, which could also cause investors to lose confidence in our reported financial information, which in turn could result in a reduction in the price of our common stock.

In addition, acquisitions can pose challenges in implementing the required processes, procedures and controls in the new operations. Companies that are acquired by us may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by the securities laws that currently apply to us.

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

Our industry is highly competitive.

The electrical equipment manufacturing industry is highly competitive. Principal competitors in our markets include Crown Electric Engineering and Manufacturing, LLC, Industrial Electric Machinery, LLC, RESA Power, LLC, Switchgear Power Systems, LLC, Myers Power Products, Inc. and Powell Industries, Inc. Some of these competitors, as well as other companies in the broader electrical equipment manufacturing and service industry where we expect to compete, are significantly larger and have substantially greater resources than we do and are able to achieve greater economies of scale and lower cost structures than us and may, therefore, be able to provide their products and services to customers at lower prices than we are able to. Moreover, our competitors could develop the expertise, experience and resources to offer products that are superior in both price and quality to our products. While we seek to compete by providing more customized, highly-engineered products, there are few technical or other barriers to prevent much larger companies in our industry from putting more emphasis on this same strategy. Similarly, we cannot be certain that we will be able to market our business effectively in the face of competition or to maintain or enhance our competitive position within our industry, maintain our customer base at current levels or increase our customer base. Our inability to manage our business in light of the competitive forces we face could have a material adverse effect on our results of operations.

We currently derive a significant portion of our revenues from two customers. Material or significant loss of business from these customers could have an adverse effect on our business, financial condition and operating results.

We depend on two customers for a large portion of our business, and any change in the level of orders from these customers could have a significant impact on our results of operations. Approximately 42% and 20% of our sales during the year ended December 31, 2023 were made to Enchanted Rock Electric, LLC and Sequel Electrical Supply, LLC, respectively. Loss of business from these customers could have an adverse effect on our business, financial condition and operating results. The majority of our sales to Enchanted Rock Electric, LLC and Sequel Electrical Supply, LLC were made pursuant to contract terms and conditions for each project. See “Item 1. Business - Customers”.

Certain of our business units have historically generated operating losses and negative cash flows, which may result in the usage of our cash.

We have two business units (PCEP and Titan), and these two units have been unable to earn positive income and generate positive cash flow in their recent history. With $3,582 of cash as of December 31, 2023, any such losses will negatively impact our cash balance.

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

Our raw material costs represented approximately 38% and 50% of our revenues for the years ended December 31, 2023 and 2022, respectively. The principal raw materials purchased by us are metal, copper, sensors, breakers, meters, relays, switches, fuses, protectors and circuit breakers. These raw materials and components are available from, and supplied by, numerous sources at competitive prices. Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our raw materials in the future.

We may not be able to fully realize the revenue value reported in our backlog.

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2023, our order backlog was $45,165. Orders included in our backlog are represented by customer purchase orders and service contracts that we believe to be firm. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been billed and recognized as revenue. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

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

Our third-party manufacturers and suppliers have experienced, and expect to continue to experience, supply chain disruption and shipping disruptions, including disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination, congestion in port terminal facilities, labor supply and shipping container shortages, inadequate equipment and persons to load, dock and offload container vessels and for other reasons. These disruptions may impact our ability to receive materials and products from our manufacturers and suppliers, to distribute our products to our customers in a cost-effective and timely manner and to meet customer demand, all of which could have an adverse effect on our financial condition and results of operations. There can be no assurance that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts that supply chain disruptions have on our third-party manufacturers and suppliers are not within our control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease or ease. Prolonged supply chain disruptions that may impact us or our manufacturers and suppliers could interrupt product manufacturing, increase raw material and product lead times, increase raw material and product costs, impact our ability to meet customer demand and result in lost sales and reputational damage, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

An overall tightening and increasingly competitive labor market has been observed in the United States. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

Concerns over inflation, geopolitical issues, the U.S. financial markets, capital and exchange controls, unstable global credit markets and financial conditions, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current or future service providers, manufacturers, suppliers, our third-party payors, and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In addition, the consequences of the ongoing conflict between Israel and Hamas, and the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations.

We face risks associated with litigation and claims, which could impact our financial results and condition.

Our business, results of operations and financial condition could be affected by significant litigation or claims adverse to us. Types of potential litigation cases include product liability, contract, employment-related, labor relations, personal injury or property damage, intellectual property, trade secret or unfair competition claims, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business. We have been involved in the past and may in the future be involved in legal proceedings.

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

In addition, our internal controls will also include those of any company or business that we may acquire in the future. Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, information and other systems. As a result, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. See also “—Risks Relating to the Restatement of the Prior Financial Statements-- Failure to establish and maintain effective internal control over financial reporting may result in us not being able to accurately report our financial results, which could result in a loss of investor confidence and adversely affect the market price of our common stock.”

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. See also “—Risks Relating to the Restatement of the Prior Financial Statements-- Failure to establish and maintain effective internal control over financial reporting may result in us not being able to accurately report our financial results, which could result in a loss of investor confidence and adversely affect the market price of our common stock.”

In addition, discovery and disclosure of a material weakness, including the material weaknesses identified in our internal control over financial reporting as of December 31, 2023, by definition, could have a material adverse impact on our consolidated financial statements. See “—Risks Relating to the Restatement of the Prior Financial Statements— We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.” Such an occurrence could discourage certain customers or suppliers from doing business with us and adversely affect how our stock trades. This could in turn negatively affect our ability to access equity markets for capital.

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

We may not meet the continued listing requirements of Nasdaq, which could result in a delisting of our common stock.

As previously disclosed, on April 18, 2024, we received a notice (the “10-K Notice”) from the Listing Qualifications staff of Nasdaq notifying us that as we had not yet filed our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), we no longer complied with Listing Rule 5250(c)(1) for continued listing on Nasdaq. On May 24, 2024, we received an additional notice from Nasdaq notifying us that as we had not yet filed our Form 10-Q for the quarter ended March 31, 2024, and because we remained delinquent in filing the Form 10-K, we did not comply with Listing Rule 5250(c)(1) for continued listing on Nasdaq. We had 60 calendar days from the 10-K Notice, or until June 17, 2024, to submit to Nasdaq a plan to regain compliance, and if such plan is accepted, Nasdaq may grant us an exception of up to 180 calendar days from the prescribed due date for filing the Form 10-K, or until October 14, 2024, to regain compliance. We submitted our plan to Nasdaq on June 17, 2024.

Although we expect to take actions intended to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us would be successful.

If our common stock is delisted from the Nasdaq Capital Market, we expect that our common stock would begin trading on the over-the-counter markets. The delisting of our common stock could result in a reduction in our trading price and would substantially limit the liquidity of our common stock. In addition, delisting could materially adversely impact our ability to raise capital or pursue strategic restructuring, refinancing or other transactions. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of confidence by institutional investors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY

We operate in the industrial sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We currently have security measures in place to protect our employees, customers, and corporate data and prevent data loss and other security breaches, including a cybersecurity risk assessment program. Both management and our board of directors are actively involved in the continuous assessment of risks from cybersecurity threats, including prevention, mitigation, detection, and remediation of cybersecurity incidents.

Our current cybersecurity risk assessment program consists of not only real-time monitoring of things from patching policies to mandatory multi-factor authentication, but also policies in place for encryption of data both in transmission and at rest. The program outlines governance, policies and procedures, and technology we use to oversee and identify risks from cybersecurity threats and is informed by previous cybersecurity incidents we have observed in our company, in our industry, and as reported by our cybersecurity partner CCS Business Solutions, Inc.

Management, along with CCS Business Solutions, Inc., are responsible for day-to-day assessment and management of risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. The individuals currently serving in these roles are the Chief Financial Officer as the representative of our management, and the CEO of CCS Business Solutions, Inc. The CEO of CCS Business Solutions, Inc. has over 20 years of experience in the technology industry, with most of that experience being specifically in cybersecurity. He also has formal education with a degree in Computer Science with a concentration in Artificial Intelligence, mainly involving self-learning algorithms.

The board of directors is responsible for oversight of risks from cybersecurity threats in conjunction with our senior management team and CCS Business Solutions, Inc. This includes receiving reports and updates from our outside partner CCS Business Solutions, Inc. with respect to the management of risks from cybersecurity threats. Such reports cover our information technology security program, including its current status, capabilities, objectives and plans, as well as the evolving cybersecurity threat landscape. Additionally, the board of directors considers risks from cybersecurity threats as part of its oversight of our business strategy and risk management.

We routinely undertake activities to prevent, detect, and minimize the effects of cybersecurity incidents, including assessments of our data access in the form of user audits, real-time monitoring of risk on a per system level as it pertains to AV completeness, system vulnerabilities, and third-party patching. In addition to this, we actively monitor and practice disaster recovery and business continuity plans in the event that any risk is able to circumvent the controls we have in place.

We leverage the advice of third-party consultants and auditors to help us assess and identify risks from cybersecurity threats, including the threat of a cybersecurity incident, and manage our risk assessment program. Among other things, these providers perform a an audit of the datacenter from the top down annually, to ensure that controls are effective, still implemented to the fullest, and are meeting industry standards.

We also have policies and procedures to oversee and identify the risks from cybersecurity threats associated with our use of third-party service providers. Our core third-party service provider in the technology space is audited yearly through our Sarbanes Oxley process, providing line-of sight to their internal operations along with their SSAE-16 certification.

To date, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation, or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition. It is for this reason we are constantly reevaluating our cybersecurity stance, posturing against industry standards to try and effectively mitigate our risk.

We currently maintain a cyber liability insurance policy. However, our cyber liability insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations.

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

On June 15, 2023, Terrence and Kay Mimick (the “Plaintiffs”) filed a complaint in the U.S. District Court, District of Nebraska naming the Company, its wholly-owned subsidiary, Pioneer Critical Power, Inc., and an individual acting in his capacity as an employee of the Company, collectively as defendants. Plaintiffs filed an amended complaint on July 7, 2023, alleging negligent driving, negligent entrustment, and negligent hiring, training and supervision, as a result of a car accident that occurred on September 9, 2019, and seeking special damages related to the injuries allegedly sustained by Plaintiffs. The amended complaint also named Titan Energy Systems, Inc. as a defendant instead of Pioneer Critical Power, Inc. On July 27, 2023, the defendants filed an Answer to Plaintiff’s Amended Complaint. On October 6, 2023, a mediation was held, but the parties did not reach a settlement. In June 2024 another mediation was held and the parties reached a settlement for all of the Plaintiffs’ claims.

On May 26, 2023, the Company filed a complaint against PowerSecure, Inc. (“PowerSecure”) in Minnesota state court, which was subsequently removed to U.S. District Court, District of Minnesota on June 20, 2023, alleging breach of contract, unjust enrichment and tortious interference (the “PowerSecure Action”). Thereafter, in the fourth quarter of 2023, the Company entered into a Settlement Agreement and Release with PowerSecure. On January 4, 2024, the Company and PowerSecure stipulated to a voluntary dismissal of the PowerSecure Action with prejudice, and as a result, the PowerSecure Action was dismissed with prejudice on January 5, 2024.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on the Nasdaq Capital Market under the symbol “PPSI” since September 19, 2013. Prior to that time, it was quoted on the OTCQB. The last reported sales price of our common stock on the Nasdaq Capital Market on July 25, 2024, was $4.42 per share. As of July 25, 2024, there were 37 holders of record of our common stock.

The timing and amount of future dividends could require us to seek capital funding to support our ongoing operations as our historical credit arrangements were terminated in connection with the sale of the transformer business units in August 2019 (the “Equity Transaction”).

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2023.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

The discussion in this section has been impacted by the restatement described in the Explanatory Note at the beginning of this Comprehensive Form 10-K and in Note 2 and Note 4 of the consolidated financial statements of this Comprehensive Form 10-K. Certain of the financial and other information provided in this Management’s Discussion and Analysis of our financial condition and results of operations has been updated to reflect the restatement adjustments.

Overview

We design, manufacture, integrate, refurbish, service, distribute and sell electric power systems, distributed energy resources, power generation equipment and mobile EV charging solutions. Our products and services are sold to a broad range of customers in the utility, industrial and commercial markets. Our customers include, but are not limited to, electric, gas and water utilities, data center developers and owners, EV charging infrastructure developers and owners, and distributed energy developers. We are headquartered in Fort Lee, New Jersey and operate from three (3) additional locations in the United States for manufacturing, service and maintenance, engineering, and sales and administration.

We intend to grow our business through continued internal investments in product development and expansion of our manufacturing, engineering, sales and marketing personnel.

Our operations are divided into two reportable segments: Electrical Infrastructure segment and Critical Power segment. Our Electrical Infrastructure business provides equipment solutions that allow customers to effectively and efficiently protect, control, transfer, monitor and manage their electric energy usage and requirements. These solutions are marketed principally through our PCEP brand name. Our Critical Power business provides customers with our suite of mobile e-Boost© EV charging solutions, power generation equipment and all forms of preventative maintenance, repairs, remote monitoring and other service on our customers’ equipment. These products and services are marketed by our operations headquartered in Minnesota, currently doing business under the Titan, Pioneer eMobility and Pioneer Critical Power brand names.

Critical Accounting Estimates

The preparation of financial statements and related disclosures are in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has identified certain critical accounting estimates which are outlined below. In addition, there are other items within our consolidated financial statements that require estimation but are not deemed critical, as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Our significant accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this Annual Report.

Revenue Recognition

A significant portion of our business is derived from design and production contracts. Revenue for these contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed-fee contract performance obligations, which we consider the best available indicator of the pattern and timing in which contract performance obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period.

There are situations where the number of hours to complete projects may exceed our original estimate as a result of an increase in project scope or unforeseen events. The related impact on income is recognized using the cumulative catch-up method, which the Company recognizes in the current period.

Recognition of revenue on a contract requires estimates of the total labor hours at completion and the measurement of progress towards completion. Due to the long-term nature of many of our contracts, developing the estimated total labor hours at completion often requires judgment. Factors that must be considered in estimating the total labor hours to be completed include the nature and complexity of the work to be performed and the risk and impact of delayed performance.

At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total number of labor hours at completion in line with these expectations. We follow a standard contract review process in which we review the progress and performance on our ongoing contracts at least quarterly.

RESULTS OF OPERATIONS

Overview of 2023 Operating Results

Selected financial and operating data for our reportable business segments for the most recent two years is summarized below. This information, as well as the selected financial data provided in Note 14 and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K, should be referred to when reading our discussion and analysis of results of operations below. Our summary of operating results during the years ended 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022 (Restated)
Revenues
Electrical Infrastructure	$30,377	$16,270
Critical Power Solutions	11,116	9,608
Consolidated	41,493	25,878
Cost of goods sold
Electrical Infrastructure	24,252	15,052
Critical Power Solutions	8,891	8,000
Consolidated	33,143	23,052
Gross profit	8,350	2,826
Selling, general and administrative	9,896	8,445
Depreciation and amortization	223	191
Research and development	885	-
Total operating expenses	11,004	8,636
Operating loss from continuing operations	(2,654)	(5,810)
Interest income	(232)	(465)
Other (income) expense	(524)	67
Loss before income taxes	(1,898)	(5,412)
Income tax expense	-	7
Net loss	$(1,898)	$(5,419)

Backlog. Revenue backlog, which consists of purchase orders and contracts from customers that we believe to be firm, reflects the amount of revenue that we expect to realize in the future upon the satisfaction of customer orders for our products or services that are not yet complete or for which work has not yet begun. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. As of December 31, 2023, backlog from our E-Bloc power systems and related equipment was approximately $12,706, or 28.1% of the total backlog.

Our revenue backlog at December 31, 2023 was $45,165, an increase of $6,887, or 18.0%, when compared to $38,278 at December 31, 2022. During the year ended December 31, 2023, we experienced a surge in orders and contracts for our mobile EV charging solutions, e-Boost, which was the primary driver for the increase in our revenue backlog. The following table represents the progression of our backlog, by reporting segment, for the periods ended as indicated:

	December 31,
	2023	2022 (Restated)
Electrical Infrastructure	$28,497	$31,994
Critical Power Solutions	16,668	6,284
Total order backlog	$45,165	$38,278

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Year Ended
	December 31,
	2023	2022 (Restated)	Variance	%
Electrical Infrastructure
Equipment	$30,302	$16,260	$14,042	86.4
Service	75	10	65	650.0
	30,377	16,270	14,107	86.7
Critical Power Solutions
Equipment	3,413	2,229	1,184	53.1
Service	7,703	7,379	324	4.4
	11,116	9,608	1,508	15.7
Total revenue	$41,493	$25,878	$15,615	60.3

For the year ended December 31, 2023, our consolidated revenue increased by $15,615, or 60.3% to $41,493, up from $25,878 during the year ended December 31, 2022, primarily due to an increase in sales of our power systems from our Electrical Infrastructure segment and an increase in sales of our equipment from our Critical Power segment.

Electrical Infrastructure. During the year ended December 31, 2023, revenue from our equipment sales increased by $14,042 or 86.4%, as compared to the year ended December 31, 2022, primarily due to increased sales of our E-Bloc power systems and related equipment, as well as medium and low voltage circuit protective equipment.

Critical Power. For the year ended December 31, 2023, revenue for our Critical Power segment increased by $1,508, or 15.7%, as compared to the year ended December 31, 2022, primarily due to an increase in sales of our new and refurbished generation equipment.

Gross Profit and Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Year Ended
	December 31,
	2023	2022 (Restated)	Variance	%
Electrical Infrastructure
Gross profit	$6,125	$1,218	$4,907	402.9
Gross margin %	20.2	7.5	12.7

Critical Power Solutions
Gross profit	2,225	1,608	617	38.4
Gross margin %	20.0	16.7	3.3

Consolidated gross profit	$8,350	$2,826	$5,524	195.5
Consolidated gross margin %	20.1	10.9	9.2

For the year ended December 31, 2023, our gross margin percentage was 20.1% of revenues, compared to 10.9% during the year ended December 31, 2022.

Electrical Infrastructure. For the year ended December 31, 2023, our gross margin increased by 12.7%, to 20.2%, from 7.5% for the year ended December 31, 2022. The increase was primarily due to the significant increase in sales of our E-Bloc power systems and related equipment and medium and low voltage circuit protective equipment and improved productivity from our manufacturing facility.

Critical Power. For the year ended December 31, 2023, our gross margin increased by 3.3%, to 20.0%, from 16.7% for the year ended December 31, 2022. The increase was also primarily due to a favorable sales mix and the acceptance of price increases from our customers.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	Variance	%
Electrical Infrastructure
Selling, general and administrative	$1,707	$1,197	$510	42.6
Depreciation and amortization	38	18	20	111.1
Segment operating expense	$1,745	$1,215	$530	43.6

Critical Power Solutions
Selling, general and administrative	$3,679	$3,464	$215	6.2
Depreciation and amortization	176	147	29	19.7
Research and development	885	-	885	-
Segment operating expense	$4,740	$3,611	$1,129	26

Unallocated Corporate Overhead Expenses
Selling, general and administrative	$4,510	$3,784	$726	19.2
Depreciation and amortization	9	26	(17)	(65.4)
Segment operating expense	$4,519	$3,810	$709	18.6

Consolidated
Selling, general and administrative	$9,896	$8,445	$1,451	17.2
Depreciation and amortization	223	191	32	16.8
Research and development	885	-	885	-
Consolidated operating expense	$11,004	$8,636	$2,368	27.4

Selling, General and Administrative Expense. For the year ended December 31, 2023, consolidated selling, general and administrative expense, before depreciation and amortization, increased by $1,451, or 17.2%, to $9,896, as compared to $8,445 during the year ended December 31, 2022. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 24.4% in the year ended December 31, 2023, as compared to 33.4% in the year ended December 31, 2022.

The selling, general and administrative expense in our Electrical Infrastructure segment increased by $510, or 42.6%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to an increase in payroll related costs and third party commissions expense.

The selling, general and administrative expense in our Critical Power segment increased by $215, or 6.2%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to an increase in payroll related costs and business travel related costs.

The selling, general and administrative expense in our unallocated corporate overhead expenses increased by $726, or 19.2%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to an increase in payroll related costs, including stock-based compensation, professional fees and business travel related costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense included in selling, general and administrative expense in our consolidated statement of operations have been disclosed as a separate component of operating expense in the tables above.

Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of right-of-use assets related to our finance leases and excludes amounts included in cost of sales. For the year ended December 31, 2023, consolidated depreciation and amortization expense included in selling, general and administrative expense increased by $32, or 16.8%, as compared to the year ended December 31, 2022.

R&D Expenses. Research and development expenses in our Critical Power segment consists of costs incurred in performing research and development activities, including salaries, benefits, overhead costs, depreciation, contract services and other related costs. During the year ended December 31, 2023, we incurred $885 of R&D expenses related to developing our mobile e-Boost EV charging solutions. There were no R&D expenses incurred during 2022.

Operating Income (Loss)

The following table represents our operating income (loss) by reportable segment for the periods indicated:

	Year Ended
	December 31,
	2023	2022 (Restated)	Variance	%
Electrical Infrastructure	$4,380	$3	$4,377	145,900.0
Critical Power Solutions	(2,515)	(2,003)	(512)	(25.6)
Unallocated corporate overhead expenses	(4,519)	(3,810)	(709)	(18.6)
Loss from operations	$(2,654)	$(5,810)	$3,156	54.3

Electrical Infrastructure. Operating income from our Electrical Infrastructure segment was $4,380 during the year ended December 31, 2023, as compared to essentially no operating income during the year ended December 31, 2022. The increase is primarily due to the large increase in sales of our power systems equipment and related equipment, reduced input costs and improved productivity from our manufacturing facility during the year ended December 31, 2023.

Critical Power. Operating loss from our Critical Power segment increased by $512, or 25.6%, during the year ended December 31, 2023, primarily due to an increase in payroll related costs and consulting, marketing and promotion fees related to our e-Boost initiative.

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

During the year ended December 31, 2023, our unallocated corporate overhead expense increased by $709, or 18.6%, as compared to the year ended December 31, 2022, primarily due to an increase in payroll related costs, including stock-based compensation, professional fees and business travel related costs.

Non-Operating (Income) Expense

Interest Income. For the year ended December 31, 2023, we had interest income of approximately $232, as compared to interest income of approximately $465 during the year ended December 31, 2022. We generated the majority of our interest income from our cash on hand during the year ended December 31, 2023, as compared to generating the majority of our interest income from the two subordinated promissory notes (the “Seller Notes”) we received from the Equity Transaction, and our cash on hand, during the year ended December 31, 2022.

Other (Income) Expense. Other (income) expense in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the year ended December 31, 2023, other non-operating income was $524, as compared to other non-operating expense of $67 during the year ended December 31, 2022. Included in other non-operating income during the year ended December 31, 2023, is a settlement gain of $525 related to a legal matter.

Provision for Income Taxes. Our provision reflects an effective tax rate on loss before taxes of 0.0% for the year ended December 31, 2023, as compared to (0.1)% for the year ended December 31, 2022, as set forth below:

	Year Ended
	December 31,
	2023	2022 (Restated)	Variance
Loss before income taxes	$(1,898)	$(5,412)	$3,514
Income tax expense	-	7	(7)
Effective income tax rate %	-	(0.1)	0.1

Net Loss per Share

We generated a net loss of $1,898 for the year ended December 31, 2023, as compared to a net loss of $5,419 during the year ended December 31, 2022.

Our net loss per basic and diluted share for the year ended December 31, 2023 was $0.19, compared to a net loss per basic and diluted share of $0.56 for the year ended December 31, 2022.

Quarterly Discussion and Analysis

The Company has restated the unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2022 through September 30, 2023, originally included in its Quarterly Reports on Form 10-Q for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023 (“Affected Periods”).

During 2022 and 2023, we recognized revenues associated with customer contracts with performance obligations satisfied over time (“Over Time Contracts”) using labor hours as the measure of progress. Our underlying estimates of total labor hours required to complete Over Time Contracts were materially different from the actual labor hours required, which was determined to represent an error, and, as a result, the percentage of completion used to recognize revenue in the Affected Periods is materially different from the percentage of completion using actual labor hours incurred. As a result, we restated revenues during the Affected Periods to adjust the percentage of completion based upon the actual labor hours incurred to complete each Over Time Contract. Additionally, we determined that costs from Over Time Contracts should be recognized as incurred and, as a result, we recorded an adjustment during the Affected Periods as the Company was previously incorrectly deferring costs incurred to a future period.

The restatements of such unaudited condensed consolidated quarterly financial statements are provided in Note 4, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements.” The above discussion should be read in conjunction with our accompanying restated unaudited condensed interim consolidated financial statements disclosed in Part II, Item 8. Financial Statements and Supplementary Data, Note 4, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements” of this Comprehensive Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

General. On October 20, 2020, we entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). At December 31, 2023, we had $3,582 of cash on hand generated primarily from the sale of common stock under the ATM Program, payment of all unpaid principal and interest from the Seller Notes during the year ended December 31, 2022, and cash flows from operating activities. Since October 20, 2020, and through December 31, 2023, we sold an aggregate of 916,059 shares of common stock for aggregate gross proceeds of approximately $8,904, before any sales agent fees and expenses payable by us under the ATM Program. During the year ended December 31, 2023, we sold an aggregate of 27,559 shares of common stock for an aggregate consideration of approximately $184, before any sales agent fees and expenses payable by us under the ATM Program.

On December 13, 2021, we filed a prospectus supplement to the prospectus which forms a part of our registration statement on Form S-3 (File No. 333-249569) (the “Prior Shelf Registration Statement”), that was declared effective by the SEC on October 27, 2020 (the “Prior ATM Prospectus”), in connection with the offer and sale of up to an aggregate offering amount of $8,600 of common stock that may be issued and sold under the ATM Program. On August 30, 2023, we filed a new registration statement on Form S-3 (File No. 333-274266) to replace the Prior Shelf Registration Statement, including a base prospectus which covers the offering, issuance and sale of up to $150,000 of common stock, preferred stock, warrants and/or units; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $75,000 of common stock that may be issued and sold under the ATM Program (the “New ATM Prospectus”). The new registration statement was declared effective by the SEC on September 8, 2023. As of December 31, 2023, $75,000 of common stock remained available for issuance under the New ATM Prospectus.

As of the filing date of this Form 10-K, we became subject to the limitations of General Instruction I.B.6 of Form S-3, which limits the amount of funds we can raise through primary public offerings of securities in any twelve-calendar month period using a registration statement on Form S-3 to one-third of the aggregate market value of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling our common stock using Form S-3, including under the New ATM Prospectus, until such time as our public float held by non-affiliates exceeds $75,000.

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. As a result of the current uncertainty in economic activity, we are unable to predict the potential size and duration of the impact on our revenue and our results of operations, if any. The extent of the potential impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. We continue to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on our business. During the year ended December 31, 2023, we were able to operate substantially at capacity.

There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing, and client service efforts, delay and lengthen our sales cycles, decrease our employees’, clients’, or partners’ productivity, or create operational or other challenges, any of which could harm our business and results of operations.

Cash Used in Operating Activities. Cash used in our operating activities was $3,894 during the year ended December 31, 2023, as compared to cash used in our operating activities of $5,772 during the year ended December 31, 2022. The decrease in cash used in operating activities is primarily due to working capital fluctuations and the significant reduction to net loss of $3,521 during the year ended December 31, 2023.

Cash Used in/Provided by Investing Activities. Cash used in investing activities during the year ended December 31, 2023 was $2,497, as compared to cash provided by our investing activities of $4,722 during the year ended December 31, 2022. The decrease in cash provided by investing activities is primarily due to collecting all unpaid principal and interest from the Seller Notes during the year ended December 31, 2022. During the year ended December 31, 2023 and 2022, additions to our property and equipment were $2,497 and $1,512, respectively.

Cash Used in Financing Activities. Cash used in our financing activities was $323 during the year ended December 31, 2023, as compared to $353 during the year ended December 31, 2022. The primary use of cash in financing activities for the year ended December 31, 2023 and 2022 was repayments of financing leases.

Working Capital. As of December 31, 2023, we had working capital of $9,421, including $3,582 of cash, compared to working capital of $12,293, including $10,296 of cash on hand at December 31, 2022.

Assessment of Liquidity. At December 31, 2023, we had $3,582 of cash on hand generated primarily from the sale of common stock under the ATM Program, payment of all unpaid principal and interest from the Seller Notes during the year ended December 31, 2022 and cash flows from operating activities. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction, proceeds from the sale of the CleanSpark common stock and warrants to purchase CleanSpark common stock, sale of common stock under the ATM Program and collecting all unpaid principal and interest from the Seller Notes. Historically, our cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions.

We expect to meet our cash needs with our working capital and cash flows from operating activities. We expect our cash requirements to be generally for operating activities, capital improvements and product development. We expect that product development and promotional activities related to our new initiatives will continue in the near future and we expect to continue to incur costs related to such activities. We expect that our cash balance is sufficient to fund operations for the next twelve months from the date our consolidated financial statements are issued.

As of December 31, 2023, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

Our additions to property and equipment were $2,497 during the year ended December 31, 2023, as compared to $1,512 additions during the year ended December 31, 2022.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We have various insurance policies, including cybersecurity, covering risks in amounts that we consider adequate. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. We predominately sell to customers in the industrial production and commercial construction markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets. For a further discussion of factors that may affect future operating results see the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

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

New Accounting Pronouncements

The information required by this Item is provided in “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by us which would have a material impact on our consolidated financial statements.

Accounting Standards Update (“ASU”) 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 EITF Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pioneer Power Solutions, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2022 to correct misstatements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2022.

Saddle Brook, NJ
July 26, 2024

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31,
	2023	2022 (Restated)
Revenues	$41,493	$25,878
Cost of goods sold	33,143	23,052
Gross profit	8,350	2,826
Operating expenses
Selling, general and administrative	10,119	8,636
Research and development	885	-
Total operating expenses	11,004	8,636
Loss from operations	(2,654)	(5,810)
Interest income	(232)	(465)
Other (income) expense, net	(524)	67
Loss before income taxes	(1,898)	(5,412)
Income tax expense	-	7
Net loss	$(1,898)	$(5,419)

Loss per share:
Basic	$(0.19)	$(0.56)
Diluted	$(0.19)	$(0.56)

Weighted average common shares outstanding:
Basic	9,905,234	9,727,542
Diluted	9,905,234	9,727,542

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2023	2022 (Restated)
ASSETS
Current assets
Cash	$3,582	$10,296
Accounts receivable, net of allowance for credit losses of $97 and $788 as of December 31, 2023 and 2022, respectively	9,010	10,010
Inventories	7,579	8,090
Prepaid expenses and other current assets	7,512	2,853
Total current assets	27,683	31,249
Property and equipment, net	3,899	1,800
Operating lease right-of-use assets	760	1,450
Financing lease right-of-use assets	403	727
Deferred financing costs	195	-
Other assets	82	162
Total assets	$33,022	$35,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$12,609	$7,239
Current portion of operating lease liabilities	582	703
Current portion of financing lease liabilities	139	355
Deferred revenue	4,932	10,659
Total current liabilities	18,262	18,956
Operating lease liabilities, non-current portion	215	797
Financing lease liabilities, non-current portion	278	418
Other long-term liabilities	49	65
Total liabilities	18,804	20,236
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 9,930,022 and 9,644,545 shares issued and outstanding on December 31, 2023 and 2022, respectively	10	10
Additional paid-in capital	33,837	32,859
Accumulated other comprehensive income	-	14
Accumulated deficit	(19,629)	(17,731)
Total stockholders’ equity	14,218	15,152
Total liabilities and stockholders’ equity	$33,022	$35,388

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2023	2022 (Restated)
Operating activities
Net loss	$(1,898)	$(5,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	397	228
Amortization of right-of-use financing leases	324	238
Amortization of right-of-use operating leases	690	663
Amortization of imputed interest	-	(455)
Change in receivable reserves	97	(140)
Stock-based compensation	1,471	1,002
Other	(14)	-
Changes in current operating assets and liabilities:
Accounts receivable	585	(7,441)
Inventories	511	(3,931)
Prepaid expenses and other assets	(4,982)	(1,799)
Income taxes	(7)	28
Accounts payable and accrued liabilities	5,361	3,670
Deferred revenue	(5,727)	8,237
Operating lease liabilities	(703)	(653)
Net cash used in operating activities	(3,895)	(5,772)

Investing activities
Purchases of property and equipment	(2,496)	(1,512)
Collection of notes receivable	-	6,234
Net cash (used in)/ provided by investing activities	(2,496)	4,722

Financing activities
Net proceeds from the exercise of options for common stock	50	17
Net proceeds from issuance of common stock	177	-
Payment to affiliates	-	(129)
Payment of deferred financing costs	(195)	-
Principal repayments of financing leases	(355)	(241)
Net cash used in financing activities	(323)	(353)

Decrease in cash	(6,714)	(1,403)
Cash, beginning of period	10,296	11,699
Cash, end of period	$3,582	$10,296

Supplemental cash flow information:
Interest paid	$7	$4
Income taxes paid, net of refunds	2	(20)
Non-cash investing and financing activities:
Acquisition of right-of-use assets and lease liabilities	-	841
Surrender and retirement of common stock	720	-

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands, except share amounts)

	Common Stock		Additional paid-in	Accumulated other compre-hensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2022	9,640,545	$10	$31,840	$14	$(12,312)	$19,552
Net loss	-	-	-	-	(5,419)	(5,419)
Stock-based compensation	-	-	1,002	-	-	1,002
Exercise of stock options	4,000	-	17	-	-	17
Balance - December 31, 2022 (Restated)	9,644,545	$10	$32,859	$14	$(17,731)	$15,152

Balance - January 1, 2023 (Restated)	9,644,545	$10	$32,859	$14	$(17,731)	$15,152
Net loss	-	-	-	-	(1,898)	(1,898)
Stock-based compensation	360,000	-	1,471	-	-	1,471
Exercise of stock options	15,000	-	50	-	-	50
Issuance of common stock, net of transaction costs	27,559	-	177	-	-	177
Surrender and retirement of common stock	(117,082)	-	(720)	-	-	(720)
Other	-	-	-	(14)	-	(14)
Balance - December 31, 2023	9,930,022	$10	$33,837	$-	$(19,629)	$14,218

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Consolidated Financial Statements

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES

Pioneer Power Solutions, Inc. and its wholly owned subsidiaries (referred to herein as the “Company” or “Pioneer”) design, manufacture, integrate, refurbish, service, distribute and sell electric power systems, distributed energy resources, power generation equipment and mobile electric vehicle (“EV”) charging solutions. The Company’s products and services are sold to a broad range of customers in the utility, industrial and commercial markets. The Company’s customers include, but are not limited to, electric, gas and water utilities, data center developers and owners, EV charging infrastructure developers and owners, and distributed energy developers. The Company is headquartered in Fort Lee, New Jersey and operates from three (3) additional locations in the United States for manufacturing, service and maintenance, engineering, sales and administration.

Nasdaq Listing

On September 24, 2013, the Company completed an underwritten public offering of 1,265,000 shares of its common stock at a gross sales price of $7.00 per share, resulting in net proceeds to the Company of approximately $7,900, after deducting underwriting discounts and commissions and other offering expenses. In connection with the public offering, the Company’s common stock began trading on the Nasdaq Capital Market under the symbol PPSI.

Segments

In determining operating and reportable segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), the Company concluded that it has two reportable segments, which are also its operating segments: Electrical Infrastructure Equipment (“Electrical Infrastructure”) and Critical Power Solutions (“Critical Power”). Financial information about the Company’s segments is presented in Note 13 - Business Segment, Geographic and Customer Information.

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the consolidated financial statements have been included.

These consolidated financial statements include the accounts of Pioneer and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

The accompanying consolidated financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of the year ended December 31, 2023, the Company had $3,582 of cash on hand and working capital of $9,421. The cash on hand was generated primarily from the sale of common stock under the ATM Program (as defined below), payment of all unpaid principal and interest from the two subordinated promissory notes the Company received in connection with the sale of the transformer business units in August 2019 (the “Equity Transaction”) for an aggregate principal amount of $7,500 (the “Seller Notes”) during the year ended December 31, 2022, and cash flows from operating activities. On October 20, 2020, the Company entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell our shares of common stock from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). Since October 20, 2020, and through December 31, 2023, the Company sold an aggregate of 916,059 shares of common stock for aggregate gross proceeds of approximately $8,904, before any sales agent fees and expenses payable by the Company under the ATM Program. During the year ended December 31, 2023, the Company sold an aggregate of 27,559 shares of common stock for an aggregate consideration of approximately $184, before any sales agent fees and expenses payable by the Company under the ATM Program.

The Company has historically met its cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the Equity Transaction, proceeds from the sale of the CleanSpark common stock and warrants to purchase CleanSpark common stock, sale of common stock under the ATM Program and collecting all unpaid principal and interest from the Seller Notes. Historically, the Company’s cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions. The Company expects to meet its cash needs with the working capital and cash flows from the Company’s operating activities. The Company expects its cash requirements to be generally for operating activities, product development and capital improvements. The Company expects that its current cash balance is sufficient to fund operations from the date our consolidated financial statements are issued.

On December 13, 2021, the Company filed a prospectus supplement to a prospectus which forms a part of its registration statement on Form S-3 (File No. 333-249569) (the “Prior Shelf Registration Statement”), that was declared effective by the SEC on October 27, 2020 (the “Prior ATM Prospectus”), in connection with the offer and sale of up to an aggregate offering amount of $8,600 of common stock that may be issued and sold under the ATM Program. Prior to the expiration of the Prior Shelf Registration Statement at the end of its three-year term, the Company sold an aggregate of 27,559 shares of common stock for an aggregate consideration of approximately $184, before any sales agent fees and expenses payable by us, under the Prior ATM Prospectus. On August 30, 2023, the Company filed a new registration statement on Form S-3 (File No. 333-274266) to replace the Prior Shelf Registration Statement, including a base prospectus which covers the offering, issuance and sale of up to $150,000 of common stock, preferred stock, warrants and/or units; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $75,000 of common stock that may be issued and sold under the ATM Program (the “New ATM Prospectus”). The new registration statement was declared effective by the SEC on September 8, 2023. As of December 31, 2023, $75,000 of common stock remained available for issuance under the New ATM Prospectus.

As of the filing date of this Form 10-K, we became subject to the limitations of General Instruction I.B.6 of Form S-3, which limits the amount of funds we can raise through primary public offerings of securities in any twelve-calendar month period using a registration statement on Form S-3 to one-third of the aggregate market value of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling our common stock using Form S-3, including under the New ATM Prospectus, until such time as our public float held by non-affiliates exceeds $75,000.

Risks and Uncertainties

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. As a result of the current uncertainty in economic activity, the Company is unable to predict the potential size and duration of the impact on its revenue and its results of operations, if any. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business. During the year ended December 31, 2023, the Company was able to operate substantially at capacity.

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

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2023 and 2022, the Company identified errors related to revenue and cost recognition in its previously issued (i) consolidated financial statements as of and for the year ended December 31, 2022 included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Period”) and (ii) unaudited condensed consolidated financial statements for the quarters ended March 31, 2022 through September 30, 2023 included in its Quarterly Reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023 and September 30, 2023 (the “Interim Periods”, which, together with the Annual Period, the “Affected Periods”).

During 2022 and 2023, the Company recognized revenues associated with customer contracts with performance obligations satisfied over time (“Over Time Contracts”) using labor hours as the measure of progress. The Company’s underlying estimates of total labor hours required to complete Over Time Contracts were materially different from the actual labor hours required, which was determined to represent an error since the information underlying the estimate was known or knowable as of the balance sheet date and, as a result, the percentage of completion used to recognize revenue in the Affected Periods is materially different from the percentage of completion using actual labor hours incurred. As a result, the Company has restated revenues during the Affected Periods to adjust the percentage of completion based upon the actual labor hours incurred to complete each Over Time Contract (the “Revenues Adjustment”).

Additionally, the Company has determined that costs from Over Time Contracts should be recognized as incurred and, as a result, the Company has recorded an adjustment to its consolidated financial statements during the Affected Periods (together with the Revenues Adjustment, the “Restatement Adjustments”), as the Company was previously incorrectly deferring costs incurred to a future period.

The Company evaluated the materiality of these misstatements both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of correcting these misstatements was material to the Affected Periods. As a result of the material misstatements, the Company has restated its consolidated financial statements for the Affected Periods in accordance with ASC 250, Accounting Changes and Error Corrections (the “Restated Consolidated Financial Statements”).

A reconciliation from the amounts previously reported for the Affected Periods to the restated amounts in the Restated Consolidated Financial Statements is provided for the impacted financial statement line items below for: (i) the consolidated balance sheet as of December 31, 2022; (ii) the consolidated statement of operations for the year ended December 31, 2022; (iii) the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2022; and (iv) the consolidated statement of cash flows for the year ended December 31, 2022. The amounts labeled “Restatement Adjustments” represent the effects of the Restatement Adjustments.

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated balance sheet as of December 31, 2022:

	December 31, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
ASSETS
Current assets
Accounts receivable, net	$11,139	$(1,129)	$10,010
Inventories, net	$8,748	$(658)	$8,090
Total current assets	$33,036	$(1,787)	$31,249
Total assets	$37,175	$(1,787)	$35,388
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenue	$10,665	$(6)	$10,659
Total current liabilities	$18,962	$(6)	$18,956
Total liabilities	$20,242	$(6)	$20,236
Stockholders’ equity
Accumulated deficit	$(15,950)	$(1,781)	$(17,731)
Total stockholders’ equity	$16,933	$(1,781)	$15,152
Total liabilities and stockholders’ equity	$37,175	$(1,787)	$35,388

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated statement of operations for the year ended December 31, 2022:

	For the Year Ended
	December 31, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
Revenues	$27,000	$(1,122)	$25,878
Cost of goods sold	$22,393	$659	$23,052
Gross profit	$4,607	$(1,781)	$2,826
Loss from operations	$(4,029)	$(1,781)	$(5,810)
Loss before taxes	$(3,631)	$(1,781)	$(5,412)
Net loss	$(3,638)	$(1,781)	$(5,419)

Loss per share - basic and diluted	$(0.37)	$(0.19)	$(0.56)

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated statement of changes in stockholders’ equity for the year ended December 31, 2022:

	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Balance - January 1, 2022	$19,552	$-	$19,552
Net loss	$(3,638)	$(1,781)	$(5,419)
Balance - December 31, 2022	$16,933	$(1,781)	$15,152

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated statement of cash flows for the year ended December 31, 2022:

	December 31, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(3,638)	$(1,781)	$(5,419)
Changes in operating assets and liabilities:
Accounts receivable	$(8,570)	$1,129	$(7,441)
Inventories	$(4,589)	$658	$(3,931)
Deferred revenue	$8,243	$(6)	$8,237
Net cash used in operating activities	$(5,772)	$-	$(5,772)

The remainder of the notes to the Company’s consolidated financial statements have been updated and restated, as applicable, to reflect the impact of the Restatement Adjustments described above.

See Note 4 - Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements for details of the effect of the Restatement Adjustments on the Interim Periods.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Significant estimates in these consolidated financial statements include, but are not limited to, measurement of revenue for contracts accounted for over time, accounts receivable reserves, inventory valuation, useful lives and impairment of long-lived assets, stock-based compensation and the valuation allowance related to the Company’s deferred tax assets. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the consolidated financial statements and actual results could differ from the estimates and assumptions.

Revenue Recognition

Revenue is recognized when (1) a contract with a customer exists, (2) performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer, (3) the transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer, (4) the transaction price is allocated to the performance obligations in the contract and (5) the Company satisfies its performance obligation. The Company satisfies its performance obligations and, therefore, recognizes revenue, either over time or at a point in time, which is when the customer has obtained control of the good or service. Revenue from the sale of the Company’s electric power systems under its Electrical Infrastructure segment is recognized either over time or at a point in time and substantially all of the Company’s revenue from the sale of power generation equipment under its Critical Power segment is recognized at a point in time. Certain sales of highly customized electrical equipment under the Company’s Electrical Infrastructure segment are recognized over time when such equipment has no alternative use and the Company has an enforceable right to payment for performance completed to date. The Company’s measure of progress for such contracts is evaluated under the input method based on direct labor hours incurred relative to the estimated total direct labor hours required in order to complete the project. Any anticipated losses on contracts are fully recognized in the period in which the losses become evident. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services that are recognized as services are delivered.

Contract Estimates

Revenue from over time contracts is recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed-fee contract performance obligations, which the Company considers the best available indicator of the pattern and timing in which contract performance obligations are fulfilled and control transfers to the customer. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period.

There are situations where the number of hours to complete projects may exceed the original estimate as a result of an increase in project scope or unforeseen events. The related impact on income is recognized using the cumulative catch-up method, which the Company recognizes in the current period.

Recognition of revenue on a contract requires estimates of the total labor hours at completion and the measurement of progress towards completion. Due to the long-term nature of many of the Company’s contracts, developing the estimated total labor hours at completion often requires judgment. Factors that must be considered in estimating the total labor hours to be completed include the nature and complexity of the work to be performed and the risk and impact of delayed performance.

At the outset of each contract, the Company gauges its complexity and perceived risks and establish an estimated total number of labor hours at completion in line with these expectations. The Company follows a standard contract review process in which the Company reviews the progress and performance on its ongoing contracts at least quarterly.

Cost of Goods Sold

Cost of goods sold primarily includes charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and utilities related to production facilities and, where appropriate, an allocation of overhead. Cost of goods sold also includes indirect labor and infrastructure cost related to the provision of field services.

Fair Value of Financial Instruments

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured using inputs in one of the following three categories:

Level 1 measurements are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation of these items does not entail a significant amount of judgment.

Level 2 measurements are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or market data other than quoted prices that are observable for the assets or liabilities.

Level 3 measurements are based on unobservable data that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued liabilities. The carrying values of these financial instruments approximate their respective fair values due to the relatively short period of time between their origination and their expected realization or payment.

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

At December 31, 2023, one customer represented approximately 23% of the Company’s accounts receivable. At December 31, 2022, three customers represented approximately 52%, 15% and 12% of the Company’s accounts receivable.

For the year ended December 31, 2023, two customers represented approximately 42% and 20% of the Company’s revenue. For the year ended December 31, 2022, two customers represented approximately 43% and 10% of the Company’s revenue.

As of December 31, 2023, one of the Company’s suppliers represented 18% of the Company’s accounts payable. As of December 31, 2022, three of the Company’s suppliers represented 38% of the Company’s accounts payable.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the consolidated financial statements. At December 31, 2023 and 2022, the Company did not have any cash equivalents. The Company has cash on deposits in several financial institutions which may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2023 and 2022, the Company had balances of $3,332 and $10,046 in excess of the FDIC insured limits, respectively. The Company reduces exposure to credit risk by maintaining cash deposits with major financial institutions. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. While the Company does not anticipate any losses, liquidity issues, or capital resource constraints arising from the bank failures during 2023, it cannot predict at this time to what extent it or its collaborators, employees, suppliers, and/or vendors could be negatively impacted by such bank failures and other macroeconomic and geopolitical events. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

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

The Company accounts for trade receivables at original invoice amount less an estimate made for expected credit losses. The Company’s allowance for expected credit losses on accounts receivable reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. There was $97 and $788 of reserves for expected credit losses as of December 31, 2023 and 2022, respectively.

Long-Lived Assets

Depreciation and amortization for property and equipment is computed and included in cost of goods sold and in selling and administrative expense, as appropriate. Long-lived assets, consisting primarily of property and equipment, are stated at cost less accumulated depreciation. Property and equipment are depreciated using the straight-line method, based on the estimated useful lives of the assets (buildings - 25 years, machinery and equipment - 5 to 15 years, computer hardware and software - 3 to 5 years, furniture & fixtures 5 to 7 years, leasehold improvements – term of lease). Depreciation commences in the year the assets are ready for their intended use.

The Company reviews all long-lived assets such as property and equipment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability of the assets that are held and used is measured by a comparison of the carrying amount of an asset to the estimated future cash flows expected to be generated by the asset or asset group. Impairment is measured by the amount by which the carrying value of the asset(s) exceed the fair value. There were no triggering events that would indicate impairment of long-lived assets at December 31, 2023 and 2022.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. For the year ended December 31, 2023 and 2022, the Company operated solely in the United States. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred asset, net recorded as of December 31, 2023 and 2022 is realizable through future reversals of existing taxable temporary differences. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s tax filings are subject to audit by various taxing authorities.

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences or events that have been recognized in the Company’s consolidated financial statements or tax returns. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position (see “Unrecognized Tax Benefits” below).

Income tax related interest and penalties are grouped with interest expense on the consolidated statement of operations.

Unrecognized Tax Benefits

The Company accounts for unrecognized tax benefits in accordance with FASB ASC “Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

The Company computes the fair value of stock options granted using the Black-Scholes option pricing model. Award forfeitures are accounted for at the time of occurrence. The expected term used for options is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method under ASC 718 to develop an estimate of the expected term of “plain vanilla” option grants. The Company does not currently have a sufficient trading history to fully support its historical volatility calculations. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility on a blended basis of its own stock as well as of comparable entities over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Inventory

Inventory is stated at the lower of cost or net realizable value using a weighted average cost method and includes the cost of materials, labor and manufacturing overhead. The Company uses estimates in determining the level of reserves required to state inventory at the lower of cost or net realizable value. The Company estimates are based on market activity levels, production requirements, the physical condition of products and technological innovation. Changes in any of these factors may result in adjustments to the carrying value of inventory.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the income or loss for the period by the weighted average number of vested common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the income or loss for the period by the weighted average number of vested common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the treasury stock or if converted method), if dilutive.

Research and Development

Research and development include expenses incurred by the Company’s Critical Power segment related to developing the Company’s mobile e-Boost EV charging solutions. Research and development expenses are charged to operations as incurred.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (“ASU”) 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 EITF Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on the Company’s consolidated financial statements.

4. RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effects of the Restatement Adjustments described in Note 2 - Restatement of Previously Issued Consolidated Financial Statements on the Company’s unaudited interim condensed consolidated financial statements for the periods indicated.

The following tables present the effects of the Restatement Adjustments on the Company’s unaudited interim condensed consolidated balance sheets as of the dates indicated:

	March 31, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets
Inventories, net	$6,687	$(1,788)	$4,899
Total current assets	$31,884	$(1,788)	$30,096
Total assets	$34,705	$(1,788)	$32,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenue	$6,992	$23	$7,015
Total current liabilities	$14,393	$23	$14,416
Total liabilities	$15,819	$23	$15,842
Stockholders’ equity
Accumulated deficit	$(13,052)	$(1,811)	$(14,863)
Total stockholders’ equity	$18,886	$(1,811)	$17,075
Total liabilities and stockholders’ equity	$34,705	$(1,788)	$32,917

	June 30, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets
Inventories, net	$8,147	$(3,044)	$5,103
Total current assets	$30,210	$(3,044)	$27,166
Total assets	$33,246	$(3,044)	$30,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenue	$8,389	$59	$8,448
Total current liabilities	$14,796	$59	$14,855
Total liabilities	$16,236	$59	$16,295
Stockholders’ equity
Accumulated deficit	$(15,587)	$(3,103)	$(18,690)
Total stockholders’ equity	$17,010	$(3,103)	$13,907
Total liabilities and stockholders’ equity	$33,246	$(3,044)	$30,202

	September 30, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets
Inventories, net	$8,479	$(1,849)	$6,630
Total current assets	$26,451	$(1,849)	$24,602
Total assets	$29,445	$(1,849)	$27,596
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenue	$6,621	$(59)	$6,562
Total current liabilities	$12,299	$(59)	$12,240
Total liabilities	$13,603	$(59)	$13,544
Stockholders’ equity
Accumulated deficit	$(16,898)	$(1,791)	$(18,689)
Total stockholders’ equity	$15,842	$(1,791)	$14,051
Total liabilities and stockholders’ equity	$29,445	$(1,849)	$27,596

	March 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets
Accounts receivable, net	$7,863	$(162)	$7,701
Inventories, net	$9,589	$(1,087)	$8,502
Total current assets	$31,908	$(1,249)	$30,659
Total assets	$35,857	$(1,249)	$34,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenue	$10,095	$(88)	$10,007
Total current liabilities	$17,614	$(88)	$17,526
Total liabilities	$18,673	$(88)	$18,585
Stockholders’ equity
Accumulated deficit	$(15,828)	$(1,161)	$(16,989)
Total stockholders’ equity	$17,184	$(1,161)	$16,023
Total liabilities and stockholders’ equity	$35,857	$(1,249)	$34,608

	June 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets
Accounts receivable, net	$5,835	$380	$6,215
Inventories, net	$8,457	$(72)	$8,385
Total current assets	$26,541	$308	$26,849
Total assets	$30,695	$308	$31,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenue	$4,462	$302	$4,764
Total current liabilities	$12,178	$302	$12,480
Total liabilities	$13,011	$302	$13,313
Stockholders’ equity
Accumulated deficit	$(16,147)	$6	$(16,141)
Total stockholders’ equity	$17,684	$6	$17,690
Total liabilities and stockholders’ equity	$30,695	$308	$31,003

	September 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets
Accounts receivable, net	$8,936	$(966)	$7,970
Inventories, net	$8,280	$905	$9,185
Total current assets	$30,315	$(61)	$30,254
Total assets	$35,761	$(61)	$35,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Deferred revenue	$5,980	$(54)	$5,926
Total current liabilities	$16,613	$(54)	$16,559
Total liabilities	$17,262	$(54)	$17,208
Stockholders’ equity
Accumulated deficit	$(15,123)	$(7)	$(15,130)
Total stockholders’ equity	$18,499	$(7)	$18,492
Total liabilities and stockholders’ equity	$35,761	$(61)	$35,700

The following tables present the effects of the Restatement Adjustments on the Company’s unaudited interim condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended
	March 31, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Revenues	$6,362	$(23)	$6,339
Cost of goods sold	$5,439	$1,788	$7,227
Gross profit (loss)	$923	$(1,811)	$(888)
Loss from operations	$(823)	$(1,811)	$(2,634)
Loss before taxes	$(733)	$(1,811)	$(2,544)
Net loss	$(740)	$(1,811)	$(2,551)

Loss per share - basic and diluted	$(0.08)	$(0.19)	$(0.26)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2022			June 30, 2022
	As Previously	Restatement	As	As Previously	Restatement	As
	Stated	Adjustments	Restated	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$4,863	$(37)	$4,826	$11,225	$(59)	$11,166
Cost of goods sold	$4,800	$1,256	$6,056	$10,239	$3,044	$13,283
Gross profit (loss)	$63	$(1,292)	$(1,229)	$986	$(3,103)	$(2,117)
Loss from operations	$(2,522)	$(1,292)	$(3,814)	$(3,345)	$(3,103)	$(6,448)
Loss before taxes	$(2,535)	$(1,292)	$(3,827)	$(3,268)	$(3,103)	$(6,371)
Net (loss) income	$(2,535)	$(1,292)	$(3,827)	$(3,275)	$(3,103)	$(6,378)

Earnings (loss) per share - basic and diluted	$(0.26)	$(0.13)	$(0.39)	$(0.34)	$(0.32)	$(0.65)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2022			September 30, 2022
	As Previously	Restatement	As	As Previously	Restatement	As
	Stated	Adjustments	Restated	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$6,251	$118	$6,369	$17,476	$59	$17,535
Cost of goods sold	$5,390	$(1,195)	$4,195	$15,629	$1,849	$17,478
Gross profit	$861	$1,313	$2,174	$1,847	$(1,791)	$56
Total operating expenses	$2,305	$-	$2,305	$6,636	$-	$6,636
(Loss) income from operations	$(1,444)	$1,313	$(131)	$(4,789)	$(1,791)	$(6,580)
(Loss) income before taxes	$(1,311)	$1,313	$2	$(4,579)	$(1,791)	$(6,370)
Net (loss) income	$(1,311)	$1,313	$2	$(4,586)	$(1,791)	$(6,377)

Earnings (loss) per share - basic:	$(0.13)	$0.13	$0.00	$(0.47)	$(0.18)	$(0.66)
Weighted average common shares outstanding - diluted	9,770	671	10,441	9,713	671	10,384
Earnings (loss) per share - diluted	$(0.13)	$0.13	$0.00	$(0.47)	$(0.14)	$(0.61)

	For the Three Months Ended
	March 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Revenues	$8,507	$1,048	$9,555
Cost of goods sold	$6,294	$429	$6,723
Gross profit	$2,213	$620	$2,833
Income from operations	$55	$620	$675
Income before taxes	$122	$620	$742
Net income	$122	$620	$742

Earnings per share - basic and diluted	$0.01	$0.06	$0.07

	For the Three Months Ended			For the Six Months Ended
	June 30, 2023			June 30, 2023
	As Previously	Restatement	As	As Previously	Restatement	As
	Stated	Adjustments	Restated	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$12,130	$152	$12,282	$20,638	$1,200	$21,838
Cost of goods sold	$9,419	$(1,015)	$8,404	$15,714	$(587)	$15,127
Gross profit	$2,711	$1,167	$3,878	$4,924	$1,787	$6,711
(Loss) income from operations	$(378)	$1,167	$789	$(322)	$1,787	$1,465
(Loss) income before taxes	$(319)	$1,167	$848	$(197)	$1,787	$1,590
Net (loss) income	$(319)	$1,167	$848	$(197)	$1,787	$1,590

Earnings (loss) per share - basic:	$(0.03)	$0.12	$0.09	$(0.02)	$0.18	$0.16
Weighted average common shares outstanding - diluted	9,908	838	10,747	9,839	838	10,677
Earnings (loss) per share - diluted	$(0.03)	$0.11	$0.08	$(0.02)	$0.17	$0.15

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023			September 30, 2023
	As Previously	Restatement	As	As Previously	Restatement	As
	Stated	Adjustments	Restated	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$12,443	$(990)	$11,453	$33,080	$211	$33,291
Cost of goods sold	$8,732	$(976)	$7,756	$24,445	$(1,563)	$22,882
Gross profit (loss)	$3,711	$(13)	$3,698	$8,635	$1,774	$10,409
Income (loss) from operations	$953	$(13)	$940	$631	$1,774	$2,405
Income (loss) before taxes	$1,024	$(13)	$1,011	$827	$1,774	$2,601
Net income (loss)	$1,024	$(13)	$1,011	$827	$1,774	$2,601

Earnings (loss) per share - basic and diluted	$0.10	$-	$0.10	$0.08	$0.18	$0.26

The following tables present the effects of the Restatement Adjustments on the Company’s unaudited interim condensed consolidated statements of changes in stockholders’ equity for the periods indicated:

	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Balance - January 1, 2022	$19,552	$-	$19,552
Net loss	$(740)	$(1,811)	$(2,551)
Balance - March 31, 2022	$18,886	$(1,811)	$17,075

Balance - January 1, 2022	$19,552	$-	$19,552
Net loss	$(3,275)	$(3,103)	$(6,378)
Balance - June 30, 2022	$17,010	$(3,103)	$13,907

Balance - January 1, 2022	$19,552	$-	$19,552
Net loss	$(4,586)	$(1,791)	$(6,377)
Balance - September 30, 2022	$15,842	$(1,791)	$14,051

	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Balance - January 1, 2023	$16,933	$(1,781)	$15,152
Net income	$122	$620	$742
Balance - March 31, 2023	$17,184	$(1,161)	$16,023

Balance - January 1, 2023	$16,933	$(1,781)	$15,152
Net (loss) income	$(197)	$1,787	$1,590
Balance - June 30, 2023	$17,684	$6	$17,690

Balance - January 1, 2023	$16,933	$(1,781)	$15,152
Net income	$827	$1,774	$2,601
Balance - September 30, 2023	$18,499	$(7)	$18,492

The following tables present the effects of the Restatement Adjustments on the Company’s unaudited interim condensed consolidated statements of cash flows for the periods indicated:

	March 31, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(740)	$(1,811)	$(2,551)
Changes in operating assets and liabilities:
Inventories	$(2,527)	$1,788	$(739)
Deferred revenue	$4,569	$23	$4,592
Net cash provided by operating activities	$2,087	$-	$2,087

	June 30, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(3,275)	$(3,103)	$(6,378)
Changes in operating assets and liabilities:
Inventories	$(3,987)	$3,044	$(943)
Deferred revenue	$5,966	$59	$6,025
Net cash used in operating activities	$(1,621)	$-	$(1,621)

	September 30, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(4,586)	$(1,791)	$(6,377)
Changes in operating assets and liabilities:
Inventories	$(4,319)	$1,849	$(2,470)
Deferred revenue	$4,198	$(59)	$4,139
Net cash used in operating activities	$(3,936)	$-	$(3,936)

	March 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$122	$620	$742
Changes in operating assets and liabilities:
Accounts receivable	$3,275	$(967)	$2,308
Inventories	$(841)	$429	$(412)
Deferred revenue	$(570)	$(82)	$(652)
Net cash provided by operating activities	$1,525	$-	$1,525

	June 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(197)	$1,787	$1,590
Changes in operating assets and liabilities:
Accounts receivable	$5,283	$(1,509)	$3,774
Inventories	$291	$(586)	$(295)
Deferred revenue	$(6,204)	$308	$(5,896)
Net cash provided by operating activities	$366	$-	$366

	September 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$827	$1,774	$2,601
Changes in operating assets and liabilities:
Accounts receivable	$1,805	$(163)	$1,642
Inventories	$468	$(1,563)	$(1,095)
Deferred revenue	$(4,685)	$(48)	$(4,733)
Net cash used in operating activities	$(228)	$-	$(228)

5. REVENUES

Nature of the Company’s products and services

The Company’s principal products and services include electric power systems and equipment, distributed energy resources, power generation equipment and mobile EV charging solutions.

Products

The Company’s Electrical Infrastructure business provides electric power systems and equipment and distributed energy resources that help customers effectively and efficiently protect, control, transfer, monitor and manage their electric energy needs.

The Company’s Critical Power business provides customers with power generation equipment and the Company’s suite of mobile e-Boost electric vehicle charging solutions.

Services

Power generation systems represent considerable investments that require proper maintenance and service in order to operate reliably during a time of emergency. The Company’s power maintenance programs provide preventative maintenance, repair and support service for the Company’s customers’ power generation systems.

The timing of revenue recognition, customer billings and cash collections results in accounts receivable, contract assets and deferred revenue at the end of each reporting period. Contract assets include unbilled amounts typically resulting from revenue recognized exceeding amounts billed to customers for contracts utilizing an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed-fee contract performance obligations. The Company bills customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries.

The Company’s principal source of revenue is derived from sales of products and fees for services. The Company measures revenue based upon the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. Changes in deferred revenue are generally as a result of the Company’s normal operating cycle and the effect of cumulative catch-up adjustments arising from a change in the measure of progress or a contract modification identified at each reporting period.

A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s products when the risk of loss or control for the product transfers to the customer and for services as they are performed. Under ASC 606, revenue is recognized when a customer obtains control of promised products or services in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. To achieve this core principle, the Company applies the following five steps:

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

The Company satisfies its performance obligations and, therefore, recognizes revenue, either over time or at a point in time, which is when the customer has obtained control of the good or service. Revenue from the sale of the Company’s electric power systems under its Electrical Infrastructure segment is recognized either over time ($23,758 and $8,049 (as restated) of revenue in 2023 and 2022, respectively) or at a point in time ($6,619 and $8,221 of revenue in 2023 and 2022, respectively) and substantially all of the Company’s revenue from the sale of power generation equipment under its Critical Power segment is recognized at a point in time. Certain sales of highly customized electrical equipment under the Company’s Electrical Infrastructure segment are recognized over time when such equipment has no alternative use and the Company has an enforceable right to payment for performance completed to date. The Company’s measure of progress for such contracts is evaluated under the input method based on direct labor hours incurred relative to the estimated total direct labor hours required in order to complete the project. When adjustments in estimated total labor hours at completion are determined, the related impact on income is recognized using the cumulative catch-up method, which the Company recognizes in the current period.

During the year ended December 31, 2023, the Company recognized $24,101 of equipment revenue over time. During the year ended December 31, 2022, the Company recognized approximately $8,049 of equipment revenue over time. Additionally, the Company recognized $9,614 and $10,440 of revenue at a point in time from the sale of its products during the year ended December 31, 2023 and 2022, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $7,778 and $7,389 of service revenue during the year ended December 31, 2023 and 2022, respectively. The Company bills customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries. Progress payments are paid by the customer over the duration of the contract. Amounts billed and due from customers, as well as the value of unbilled account receivables, are generally classified within current assets in the consolidated balance sheets. The customer payments are generally due in 30 days.

Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Payments received from customers in advance of revenue recognition are not considered a significant financing component because they are utilized to pay for contract costs within a one-year period or are requested by the Company to ensure the customers meet their payment obligations.

The change in deferred revenue as of December 31, 2023 was driven primarily by ordinary course contract activity and as a result of cumulative catch-up adjustments related to changes in measure of progress for over-time contracts. As of January 1, 2022, the Company had a deferred revenue balance of $2,423. For the years ended December 31, 2023 and 2022, the Company recognized revenue of $9,046 and $2,158 (as restated) respectively, related to amounts that were included in deferred revenue as of December 31, 2022 and 2021, respectively, resulting primarily from the progress made on the various active contracts during the respective reporting periods.

Unbilled receivables include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself.

The Company manages its accounts receivable credit risk by performing credit evaluations and monitoring amounts due from the Company’s customers. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the years ended December 31, 2023 and 2022 were insignificant.

The following table presents the Company’s revenues disaggregated by revenue discipline:

	Year Ended
	December 31,
	2023	2022 (Restated)
Products	$33,715	$18,489
Services	7,778	7,389
Total revenue	$41,493	$25,878

6. INVENTORIES

The components of inventories are summarized below:

	December 31,
	2023	2022 (Restated)
Raw materials	$5,316	$2,962
Work in process	2,263	5,128
Total inventories	$7,579	$8,090

7. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	December 31,
	2023	2022
Machinery, vehicles and equipment	$3,220	$2,308
Furniture and fixtures	208	208
Computer hardware and software	650	591
Leasehold improvements	368	368
Construction in progress	2,024	499
	6,470	3,974
Less: accumulated depreciation	(2,571)	(2,174)
Total property and equipment, net	$3,899	$1,800

Depreciation expense was $397 and $228 for the period ended December 31, 2023 and 2022, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	December 31,
	2023	2022
Accounts payable	$5,396	$5,615
Accrued liabilities	7,213	1,624
Total accounts payable and accrued liabilities	$12,609	$7,239

Accrued liabilities primarily consist of accrued legal settlement costs, accrued sales commissions, accrued compensation and benefits, accrued sales and use taxes and accrued insurance. As of December 31, 2023, accrued legal settlement costs were $5,000, compared to no accrued legal settlement costs at December 31, 2022. See Note 8 for details. At December 31, 2023 and 2022, accrued sales commissions were $442 and $278, respectively. Accrued compensation and benefits at December 31, 2023 and 2022 were $294 and $213, respectively. Accrued sales and use taxes at December 31, 2023 and 2022 were $67 and $258, respectively, and there was $795 of accrued insurance at December 31, 2023 compared to $559 at December 31, 2022. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain offices, facilities and equipment under operating and financing leases. The Company’s leases have remaining terms ranging from less than 1 year to 5 years some of which contain options to extend up to 5 years. As of December 31, 2023 and 2022, assets recorded under finance leases were $638 and $1,261, respectively, and accumulated amortization associated with finance leases were $235 and $534, respectively.

As of December 31, 2023 and 2022, assets recorded under operating leases were $2,248 and $2,248, respectively, and accumulated amortization associated with operating leases were $1,488 and $798, respectively. During the fourth quarter of 2022, the Company executed an extension of its operating lease for the corporate management and sales office in Fort Lee, New Jersey. After adjusting for a weighted average discount rate, the Company recognized a right-of-use asset and lease liability of approximately $275 within the consolidated balance sheets.

The components of the lease expense were as follows:

	Year Ended
	December 31,
	2023	2022
Operating lease cost	$762	$752

Financing lease cost
Amortization of right-of-use asset	$324	$238
Interest on lease liabilities	42	44
Total financing lease cost	$366	$282

Other information related to leases was as follows:

Supplemental cash flows information:

	Year Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$774	$742
Operating cash flow payments for financing leases	42	44
Financing cash flow payments for financing leases	355	241
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities arising from obtaining right of use assets	-	440
Financing lease obligations	-	401

Weighted average remaining lease term:

	December 31,
	2023	2022
Operating leases	1 years	2 years
Financing leases	2 years	2 years

Weighted average discount rate:

	December 31,
	2023	2022
Operating leases	5.50%	5.50%
Financing leases	6.80%	6.73%

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

	Operating	Financing
	Leases	Leases
2024	613	166
2025	200	174
2026	24	88
Thereafter	-	41
Total future minimum lease payments	837	469
Less imputed interest	(40)	(52)
Total future minimum lease payments	$797	$417

Reported as of December 31, 2023:

	Operating	Financing
	Leases	Leases
Right-of-use assets	$760	$403

	Operating	Financing
	Leases	Leases
Current portion of lease liabilities	$582	$139
Lease liabilities, non-current portion	215	278
Total	$797	$417

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

On June 15, 2023, Terrence and Kay Mimick (the “Plaintiffs”) filed a complaint in the U.S. District Court, District of Nebraska naming the Company, its wholly-owned subsidiary, Pioneer Critical Power, Inc., and an individual acting in his capacity as an employee of the Company, collectively as defendants. Plaintiffs filed an amended complaint on July 7, 2023, alleging negligent driving, negligent entrustment, and negligent hiring, training and supervision, as a result of a car accident that occurred on September 9, 2019, and seeking special damages related to the injuries allegedly sustained by Plaintiffs. The amended complaint also named Titan Energy Systems, Inc. as a defendant instead of Pioneer Critical Power, Inc. On July 27, 2023, the defendants filed an Answer to Plaintiff’s Amended Complaint. On October 6, 2023, a mediation was held, but the parties did not reach a settlement. In June 2024 another mediation was held and the parties reached a settlement for all of the Plaintiffs’ claims. As of December 31, 2023, the Company recognized a liability of $5,000 related to this matter, which was included within accounts payable and accrued liabilities, with a corresponding insurance receivable of $5,000 related to the loss recovery, which was deemed to be probable and included within prepaid expenses and other current assets on the consolidated balance sheet.

The Company is not aware of any material proceedings in which any of its directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of the Company’s common stock is an adverse party or has a material interest adverse to the Company’s interest.

10. NOTES RECEIVABLE, NET

In connection with the Equity Transaction, amongst other consideration, the Company received the Seller Notes for a total aggregate principal amount of $7,500, subject to certain adjustments. The Seller Notes accrue interest at a rate of 4.0% per annum, with a final payment of all unpaid principal and interest becoming fully due and payable at December 31, 2022. The Company determined the fair value of the Seller Notes based on market conditions and prevailing interest rates. During the fourth quarter of 2019, the Company and Pioneer Transformers L.P. (the “US Buyer”) and Pioneer Acquireco ULC (the “Canadian Buyer,” and together with the US Buyer, the “Buyer”), pursuant to that certain Stock Purchase Agreement dated June 28, 2019, completed the net working capital adjustment, which resulted in the Company paying the Buyer $1,800 in cash and reducing the principal amount of the $5,000 Seller Note to $3,200. During the second quarter of 2020, the Company recognized an additional reduction to the principal amount of the Seller Note of $194 for a valid claim paid by the Buyer on behalf of the Company. On December 15, 2022, the Company received in excess of $6,200 as a final payment of all unpaid principal and interest paying the Seller Notes in full.

11. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 9,930,022 and 9,644,545 shares of common stock, $0.001 par value per share, outstanding as of December 31, 2023, and December 31, 2022, respectively.

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

12. STOCK-BASED COMPENSATION

Stock-Based Compensation

On May 11, 2011, the board of directors of the Company adopted the Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) which was subsequently approved by stockholders of the Company on May 31, 2011. The 2011 Plan replaced and superseded the 2009 Plan. The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, and certain contractors were all eligible to participate in the 2011 Plan. The 2011 Plan allowed for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which were granted singly, in combination, or in tandem, and upon such terms as determined by the Board or a committee of the Board that was designated to administer the Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that were available to be delivered pursuant to awards under the 2011 Plan was 700,000 shares. As of December 31, 2023, there were no shares available for future grants under the Company’s 2011 Long-Term Incentive Plan. The Company’s 2011 Long-Term Incentive Plan expired during the second quarter of 2021.

On October 13, 2021, the Company’s board of directors adopted the 2021 Long-Term Incentive Plan (the “2021 Plan”), subject to stockholder approval, which was obtained on November 11, 2021. The 2021 Plan supplemented the 2011 Plan, which expired on May 11, 2021, and which replaced and superseded the 2009 Plan, as noted above. The Company’s outside directors and its employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2021 Plan. The 2021 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the board that is designated to administer the 2021 Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan is 900,000 shares plus any increase by any Prior Plan Awards (as defined in the 2021 Plan) eligible for reuse, of which one hundred percent (100%) may be delivered pursuant to incentive stock options. As of December 31, 2023, there were 347,500 shares available for future grants under the Company’s 2021 Plan. The 2021 Plan was initially administered by the Company’s board of directors, but it has been administered by the compensation committee following the creation of such committee in the first quarter of 2022.

The fair value of the stock options granted was measured using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2023	2022
Expected term (years)	5.0 - 6.0	5.5
Risk-free interest rate	3.5% - 4.4%	2.9%
Expected volatility	110.0% - 112.1%	31.1%
Expected dividends	0.0%	0.0%

A summary of stock option activity for the year ended December 31, 2023 is presented below:

	Stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2023	670,667	$5.45
Granted	97,500	5.80
Exercised	(15,000)	3.31
Forfeited/Expired	(47,000)	6.16
Outstanding as of December 31, 2023	706,167	$5.49	5.50	$1,262
Exercisable as of December 31, 2023	611,167	$5.45	4.90	$1,147

A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below:

	Year Ended December 31,
	2023	2022
Weighted-average fair value of options granted (per share)	$0.97	$1.09
Intrinsic value gain (loss) of options exercised	52	(6)
Cash receipts from exercise of options	50	17

The following table presents information related to stock options as of December 31, 2023:

Options outstanding		Options exercisable
	Outstanding	Weighted average	Exercisable
	number of	remaining life	number of
Exercise price	options	in years	options
$1.68	50,000	6.2	50,000
$3.17	27,000	8.4	27,000
$3.31	221,667	7.4	221,667
$3.68	5,000	2.2	5,000
$5.25	70,000	0.0	-
$5.60	6,000	4.3	6,000
$6.10	10,000	0.0	-
$7.25	5,000	0.0	-
$7.30	236,000	3.2	236,000
$7.49	2,500	9.5	2,500
$7.61	2,500	0.0	-
$8.27	5,000	0.0	-
$8.50	2,500	0.0	-
$8.98	6,000	1.2	6,000
$10.21	57,000	0.2	57,000
	706,167		611,167

A summary of restricted stock unit (“RSU”) activity during the year ended December 31, 2023 is as follows:

		Weighted-average	Weighted-average
		grant-date	grant-date
	Number of units	fair value per share	fair value
Unvested restricted stock units as of January 1, 2023	250,000	$4.35	$1,087
Units granted	100,000	5.75	575
Units vested	(225,000)	4.97	(1,119)
Units forfeited	-	-	-
Unvested restricted stock units as of December 31, 2023	125,000	$4.35	$543

During the year ended December 31, 2023, the Company issued 10,000 shares of its common stock for consulting services with a fair value of $65.

During the year ended December 31, 2023, the Company issued 100,000 shares of common stock to its Chief Executive Officer (“CEO”) in connection with the vesting of 100,000 RSUs on May 11, 2023. The fair value of the RSUs on the date of grant was $575, which was recognized immediately.

During the year ended December 31, 2023, the Company issued 250,000 shares of common stock to its Chief Financial Officer (“CFO”) in connection with the vesting of 125,000 RSUs on May 1, 2022, and 125,000 RSUs on May 1, 2023.

During the year ended December 31, 2023, the CEO and CFO each individually agreed to surrender shares of common stock to the Company, totaling an aggregate of 117,082 shares with a fair value of $720 in connection with income and payroll tax obligations paid by the Company in connection with the vesting of the above mentioned RSUs. The shares were cancelled and retired by the Company.

Stock based compensation expense recorded for the years ended December 31, 2023 and 2022 was approximately $1,471 and $1,002, respectively. At December 31, 2023, there was $413 of stock-based compensation expense remaining to be recognized in the consolidated statements of operations over a weighted average remaining period of 1.1 years.

13. INCOME TAXES

The components of loss before income taxes are summarized below:

	Year Ended December 31,
	2023	2022 (Restated)
Loss before income taxes
U.S. operations	$(1,898)	$(5,412)
Loss before income taxes	$(1,898)	$(5,412)

The components of the income tax provision were as follows:

	Year Ended December 31,
	2023	2022
Current
State	$-	$7
Total income tax provision	$-	$7

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate, as computed on loss before taxes, is as follows:

	Year Ended December 31,
	2023	2022 (Restated)
Federal income tax at statutory rate	$(399)	$(1,136)
State and local income tax, net	-	6
Other permanent items	(7)	(2)
Expired foreign tax credits	28	153
Valuation allowance	378	1,010
True-up	-	(24)
Total	$-	$7

The Company’s provision for income taxes reflects an effective tax rate on loss before income taxes of 0.0% in 2023, as compared to (0.1)% in 2022. The consistency in the Company’s effective tax rate during 2023 primarily reflects the increase in state taxes, the increase in the valuation allowance and increase in net operating losses.

The net deferred income tax asset (liability) was comprised of the following:

	December 31,
	2023	2022 (Restated)
Noncurrent deferred income taxes
Total assets	$89	$59
Total liabilities	(89)	(59)
Net noncurrent deferred income tax asset	-	-
Net deferred income tax asset	$-	$-

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	December 31,
	2023	2022 (Restated)
Deferred tax assets
U.S. net operating loss carry forward	$4,930	$4,048
Non-deductible reserves	1,874	1,530
Tax credits	4,272	4,300
Fixed assets	-	29
Intangibles	1,391	1,516
Valuation allowance	(12,378)	(11,365)
Net deferred tax assets	89	59
Deferred tax liabilities
Fixed assets	(89)	(53)
Other	-	(6)
Net deferred tax liabilities	(89)	(59)
Deferred asset, net	$-	$-

As of December 31, 2023, the Company has $4,233 in foreign tax credits (“FTCs”) carryforward. These FTCs begin to expire in December 2024.

The assessment of the amount of value assigned to the Company’s deferred tax assets under the applicable accounting rules is judgmental. The Company is required to consider all available positive and negative evidence in evaluating the likelihood that the Company will be able to realize the benefit of its deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved. Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in future periods. The Company does not believe that it is more likely than not that future taxable income will be sufficient to allow the Company to recover any of the value assigned to the Company’s deferred tax assets. Accordingly, the Company has provided for a valuation allowance of the Company’s FTCs as the Company does not anticipate generating sufficient foreign source income. In addition, the Company has provided for a full valuation allowance on the domestic deferred tax assets as the combined effect of future domestic source income and the future reversals of future tax assets and liabilities will likely be insufficient to realize the full benefits of the assets.

The Company has federal net operating loss (“NOLs”) carryforwards of approximately $18,228 as of December 31, 2023. The Federal NOLs were generated in the taxable years ending after December 31, 2017. As a result, the NOLs are eligible to be carried forward indefinitely, but generally may only offset up to 80% of federal taxable income earned in a taxable year.

The Company’s net operating losses may be subject to annual Section 382 limitations due to ownership changes that could impact the future realization. As of December 31, 2023, the Company has not experienced an ownership change within the meaning of Sec. 382(g) and will continue to monitor its cumulative ownership changes for purposes of Sec. 382. The Company has $12,467 of deferred tax assets on which it is taking a full valuation allowance. The total valuation allowance recorded is $12,378, representing an increase of $1,013 from December 31, 2022. The Company has approximately $4,233 of FTCs for which it has provided a full valuation allowance and $39 of research and development credits which expire in 2032.

The Company has interest expense subject to a tax deduction limitation under IRC 163(j). The new calculation arising from the 2017 tax reform requires an adjusted taxable income to be calculated by, among other things, adding back to taxable income any depreciation, amortization, or depletion deductions for the taxable years beginning after December 31, 2017, and before January 1, 2022, as well as removing any GILTI inclusions. When calculating the adjusted taxable income for this purpose, The Company did not have sufficient taxable income in previous years to deduct interest expense exceeding the limitation, therefore creating a carryover of business interest expense to future years. For the year ended December 31, 2023, the company was able to utilize their business interest income to support interest expense deductions, resulting in an interest expense deduction of $231 from prior year carryforwards. The amount available for carryover to future periods of IRC 163(j) as of December 31, 2023 is $2,897. This carryover is available indefinitely.

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

The tax years subject to examination by major tax jurisdiction include the years 2020 and forward by the U.S. Internal Revenue Service and most state jurisdictions.

14. BUSINESS SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The Company follows ASC 280 - Segment Reporting in determining its reportable segments. The Company considered the way its management team, most notably its chief operating decision maker, makes operating decisions and assesses performance and considered which components of the Company’s enterprise have discrete financial information available. In determining operating and reportable segments in accordance with Financial Accounting Standards Board Accounting Standards Codification 280, Segment Reporting, the Company concluded that it has two reportable segments, which are also its operating segments: Electrical Infrastructure and Critical Power. The Critical Power reportable segment is the Company’s Titan Energy Systems, Inc. business unit. The Electrical Infrastructure reportable segment is the Company’s Pioneer Custom Electrical Products Corp. business unit.

The Electrical Infrastructure segment is involved in the design, manufacture and sale of electrical distribution and control equipment used primarily by large industrial and commercial operations to manage their electrical power distribution needs. The Critical Power segment is involved in the sale and service of power generation equipment and provides mobile high-capacity charging solutions, as well as aftermarket field-services, in order to help customers secure mobile fast-charging where fixed charging infrastructure does not exist.

The following tables present information about segment income (loss):

	Year Ended
	December 31,
	2023	2022 (Restated)
Revenues
Electrical Infrastructure
Equipment	$30,302	$16,260
Service	75	10
	30,377	16,270
Critical Power Solutions
Equipment	3,413	2,229
Service	7,703	7,379
	11,116	9,608
Consolidated	$41,493	$25,878

	Year Ended
	December 31,
	2023	2022
Depreciation and amortization
Electrical Infrastructure	$73	$56
Critical Power Solutions	639	384
Unallocated corporate overhead expenses	9	26
Consolidated	$721	$466

	Year Ended
	December 31,
	2023	2022 (Restated)
Operating income (loss)
Electrical Infrastructure	$4,380	$3
Critical Power Solutions	(2,515)	(2,003)
Unallocated corporate overhead expenses	(4,519)	(3,810)
Consolidated	$(2,654)	$(5,810)

The following table presents information which reconciles segment assets to consolidated total assets:

	December 31,
	2023	2022 (Restated)
Assets
Electrical Infrastructure	$14,320	$16,409
Critical Power Solutions	9,409	8,009
Corporate	9,293	10,970
Consolidated	$33,022	$35,388

Revenues are attributable to countries based on the location of the Company’s customers:

	Year Ended
	December 31,
	2023	2022 (Restated)
Revenues
United States	$41,493	$25,878

Approximately 42% and 20% of the Company’s sales during the year ended December 31, 2023 were made to Enchanted Rock Electric, LLC and Sequel Electrical Supply, LLC, respectively. Approximately 43% and 10% of the Company’s sales during the year ended December 31, 2022 were made to Enchanted Rock Electric, LLC and Southern California Gas Company, respectively.

The distribution of the Company’s property and equipment by geographic location is approximately as follows:

	December 31,
	2023	2022
Property and equipment
United States	$3,899	$1,800

15. BASIC AND DILUTED LOSS PER COMMON SHARE

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

	Year Ended
	December 31,
	2023	2022 (Restated)
Numerator:
Net loss	$(1,898)	$(5,419)

Denominator:
Weighted average basic shares outstanding	9,905,234	9,727,542
Effect of dilutive securities - equity based compensation plans	-	-
Weighted average diluted shares outstanding	9,905,234	9,727,542

Net loss per common share:
Basic	$(0.19)	$(0.56)
Diluted	$(0.19)	$(0.56)

As of December 31, 2023 and 2022, basic and diluted loss per share excludes potentially dilutive common shares related to 332,500 and 670,667 shares underlying stock options, respectively, and 125,000 and 250,000 shares underlying nonvested RSUs, respectively, as their effect was anti-dilutive.

16. SUBSEQUENT EVENTS

Subsequent to December 31, 2023, the Company sold 919,557 shares of common stock under the ATM program (See liquidity section in Note 1 - Business Organization, Nature of Operations, Risks and Uncertainties) for total gross proceeds of approximately $4,986, at an average gross price of $5.5970 per share.

On May 1, 2024, the third tranche of RSUs under Mr. Michalec’s RSU Award vested and, as a result, 125,000 shares of common stock were subsequently issued to Mr. Michalec. On June 7, 2024, Mr. Michalec surrendered 57,541 shares of common stock issued to him upon settlement of his vested RSUs to satisfy tax withholding obligations. The shares were cancelled and retired by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done in conjunction with an independent consultant and consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of December 31, 2023, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, we determined that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses described below.

The Company did not maintain effective controls over the revenue recognition of over-time contracts and associated costs. The Company’s underlying estimates of total labor hours required to complete over-time contracts were materially different from the actual labor hours required, which was determined to represent an error, and, as a result, the percentage of completion used to recognize revenue was materially different from the percentage of completion using actual labor hours incurred. Additionally, the Company did not properly account for recognition of costs incurred by contract.  This material weakness resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2022, as well as its interim consolidated financial statements for the three months ended March 31, 2022 and 2023, the three and six months ended June 30, 2022 and 2023 and the three and nine months ended September 30, 2022 and 2023.

The Company did not design and maintain effective controls over the accounting for inventory and related cost of sales, primarily due to the lack of an automated tracking system and the manual nature of its current processes and controls surrounding inventory. Specifically, we did not design and maintain effective controls over (1) complete and accurate inventory costing, including recording inventoriable costs at the lower of cost and net realizable value, (2) cycle count procedures and inventory system changes, which occur without proper review and documentation and (3) proper segregation of duties.

The Company has a lack of sufficient accounting personnel with the necessary skills, knowledge, and expertise. This deficiency impacts our ability to ensure appropriate segregation of duties, and to accurately and timely close, consolidate and prepare financial statements as required to maintain compliance with reporting deadlines under applicable SEC regulations.

These material weaknesses resulted in identified material misstatements to the financial statements, and the Prior Financial Statements are restated in this filing.

Remediation Plan

The Company is implementing enhancements to its internal controls to remediate the identified material weaknesses in its internal control over financial reporting. Specifically, the Company has:

●	engaged external third parties for assistance as needed;
●	initiated a review and update of significant accounting policies, procedures, and controls; and
●	begun additional training for its accounting and financial reporting personnel.

Additionally the Company plans to hire additional accounting and finance personnel with the requisite skills, knowledge and expertise to address identified control deficiencies.

The Company is committed to maintaining a strong internal control environment and believes these remediation efforts will represent significant improvements in its controls over the control environment. These steps will take time to be fully implemented and confirmed to be effective and sustainable. Additional controls may also be required over time. While the Company believes that these efforts will improve its internal control over financial reporting, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weaknesses in internal control over financial reporting until a sufficient period of time has passed to allow management to test the design and operational effectiveness of the new and enhanced controls. Until the remediation steps set forth above are fully implemented and tested, the material weaknesses described above will continue to exist.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as permitted by the rules of the SEC.

Changes in Internal Control over Financial Reporting

Except for commencing implementation of the remediation plan described in our Annual Report on Form 10-K for the year ended December 31, 2022, and the further remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the name, age and positions of our executive officers and the members of our board of directors:

Name	Age	Position with the Company
Nathan J. Mazurek	62	President, Chief Executive Officer and Chairman of the Board of Directors
Walter Michalec	36	Chief Financial Officer, Secretary and Treasurer
Yossi Cohn	46	Director
Ian Ross	80	Director
David Tesler	50	Director
Jonathan Tulkoff Thomas Klink	62 61	Director Director
Kytchener Whyte	72	Director

The board of directors currently consists of seven members.

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors serve a term of office to expire at the annual meeting of stockholders in 2024. Pursuant to an amendment to our bylaws, effective September 21, 2023, elected directors shall hold office until the next annual meeting of the stockholders, or until their successors shall be duly elected and qualified.

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

Ian Ross. Mr. Ross has served as a director since March 24, 2011. In 2000, Mr. Ross co-founded and has since served as president of Omniverter Inc., a company specializing in electrical power quality solutions for industrial producers and electrical utilities in the United States and Canada. He has also served as the president of KIR Resources Inc. and KIR Technologies Inc. since 1999, companies engaged in management consulting and import/export activities in the electrical equipment industry, respectively. Mr. Ross previously held positions in Canada as vice president technology with Schneider Canada, a specialist in energy management, and vice president of the distribution products business at Federal Pioneer Ltd., now part of Schneider Canada. Previously, Mr. Ross held a number of successive board level positions in UK engineering companies, culminating in five years as managing director, Federal Electric, Ltd., before moving to Canada in 1986 at the request of Federal Pioneer Ltd. He received an MA in mechanical sciences (electrical and mechanical engineering) from Cambridge University and subsequently qualified as an accountant ACMA. Our board of directors believes that Mr. Ross’ relationships and broad experience in the electrical transmission and distribution equipment industry will assist us in continuing to grow our business and realizing our strategic goals.

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

Thomas Klink. Mr. Klink has served as a director since April 30, 2010 and has been employed as a consultant since January 1, 2024. Mr. Klink served as our chief financial officer, secretary and treasurer from January 7, 2016 until April 15, 2020. Since 1996, he has served in various positions at Jefferson Electric, Inc., including as its chief executive officer, chief financial officer, vice president, treasurer, secretary and chairman of the board of directors. Previously, from 1994 to 1996, Mr. Klink served as a division controller at MagneTek, Inc., a company listed on Nasdaq at that time, reporting to the corporate controller. Mr. Klink also previously served as a controller for U.S. Music Corporation, a manufacturer of musical instruments from 1990 through 1994. Mr. Klink received his BBA in Accounting from the University of Wisconsin - Milwaukee in 1984. Mr. Klink brings extensive industry and leadership experience to our board, including over 25 years of experience in the electrical equipment industry. Mr. Klink is currently employed as a consultant for several businesses, supporting their accounting and integration programs.

Kytchener Whyte. Mr. Whyte has served as a director since November 17, 2022. Mr. Whyte has over 45 years of extensive experience in the Electrical Power Distribution & Controls industries with an emphasis on manufacturing, sales and marketing. Since July 31, 2015, Mr. Whyte has been a consultant and served as President of Pioneer Custom Electrical Products Corp. Since January 2016, Mr. Whyte has been President of Blue Mountain Industries, Inc., a consulting, electrical engineering and marketing consultancy firm concentrating on the electrical utility, petrochemical and marine markets. From 1999 to 2015, Mr. Whyte was the President and owner of Pacific, based in Southern California. Pacific manufactured electrical power distribution and control products such as its trailblazing IPC units for applications in the petroleum, refining, electric transit and utility industries. Mr. Whyte served as General Manager for CGI, Inc., a manufacturer of Electrical Power Distribution and Controls products from 1993 to 1999. Prior to his time at CGI, Inc., Mr. Whyte was the Vice President for Electrical Power Products between 1985 and 1993. A native of Jamaica, Mr. Whyte is a graduate of Prospect College in St. Mary, Jamaica, and a graduate of Los Angeles Trade Technical College. Mr. Whyte is a United States Air Force Vietnam era veteran, a private pilot and the builder of experimental aircrafts. With his many years of experience in manufacturing, sales, marketing, product design and implementation, Mr. Whyte brings to the board invaluable insights and expertise, and the ability to turn problems into opportunities.

The board of directors believes that the overall experience and knowledge of the members of the board of directors will contribute to the overall success of our business.

Family Relationships

There are no family relationships among any of our directors and executive officers. Mr. Mazurek is a party to a certain agreement related to his service as an executive officer and director described in the “Agreements with Executive Officers” section of Item 11. Mr. Michalec is a party to a certain agreement related to his service as an executive officer described in the “Agreements with Executive Officers” section of Item 11.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2023, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders, except for the following reporting persons:

●	One Form 4 was filed late for Mr. Mazurek with respect to one transaction;
●	One Form 4 was filed late for Mr. Michalec with respect to one transaction; and
●	One Form 4 was filed late for Mr. Whyte with respect to one transaction

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

The audit committee consists of Messrs. Cohn, Ross and Tulkoff, each of whom our board of directors has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. In addition, Mr. Ross is the chairman of the audit committee and has been determined by our board of directors to be a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee held a total of four meetings during the fiscal year ended December 31, 2023.

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

Compensation Committee. On January 18, 2022, the board of directors designated a compensation committee (the “compensation committee”). Our compensation committee is composed of Messrs. Tessler and Cohn, each of whom our board of directors has determined to qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Pursuant to its charter, the compensation committee shall be comprised of at least two (2) “independent” members of the board of directors who shall also satisfy such other criteria imposed on members of the compensation committee pursuant to the federal securities laws and the rules and regulations of the SEC and the Nasdaq Stock Market. The compensation committee’s duties are to discharge the responsibilities of the board of directors relating to compensation of the Company’s directors and executive officers, to assist the board of directors in establishing appropriate incentive compensation and equity-based plans and to administer such plans, to oversee the annual process of evaluation of the performance of the Company’s management, and to perform such other duties and responsibilities as enumerated in and consistent with its charter. The compensation committee may designate one or more subcommittees, each subcommittee to consist of at least two members of the compensation committee. Any such subcommittee, to the extent provided in the resolutions of the compensation committee and to the extent not limited by applicable law, shall have and may exercise all the powers and authority of the compensation committee. The compensation committee has authority to retain or obtain the advice of compensation consultants, legal counsel, experts and other advisors as the compensation committee may deem appropriate in its sole discretion. The compensation committee is directly responsible for the appointment, compensation and oversight of its consultants, legal counsel, experts and advisors and has sole authority to approve their fees and retention terms, and the Company will provide funding for such fees and related expenses. Our compensation committee has not retained the services of any compensation consultants. The compensation committee held a total of two meetings during the fiscal year ended December 31, 2023.

The compensation committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge by contacting the Company by mail at the address appearing on the first page of this Annual Report on Form 10-K to the attention of Investor Relations, or by telephone at (212) 867-0700.

Nominating Committee. On January 18, 2022, the board of directors designated a nominating and corporate governance committee (the “nominating committee”). Our nominating committee is composed of Messrs. Tessler and Tulkoff, each of whom our board of directors has determined to qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Pursuant to its charter, the nominating committee shall be comprised of at least two (2) “independent” members of the board of directors who shall also satisfy such other criteria imposed on members of the nominating committee pursuant to the federal securities laws and the rules and regulations of the SEC and the Nasdaq Stock Market. The nominating committee’s duties are to assist the board of directors by identifying potential qualified nominees for director and recommend to the board of directors for nomination candidates for the board of directors, developing the Company’s corporate governance guidelines and additional corporate governance policies, exercising such other powers and authority as are set forth in the charter of the nominating committee and exercising such other powers and authority as shall from time to time be assigned to such committee by resolution of the board of directors. The nominating committee held a total of two meetings during the fiscal year ended December 31, 2023.

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

We appointed a compensation committee in January 2022 when we no longer qualified as a “controlled company” under the corporate governance rules of the Nasdaq Stock Market. We did not engage any compensation consultants to determine or recommend the amount and form of executive and director compensation during and for the year ended December 31, 2023. At this time, our compensation committee has, and previously our board of directors had, determined that the financial and administrative burden of engaging compensation consultants is not justified in light of our Company’s size, its resources and our relatively small number of executive officers and directors. Rather, beginning in the year ended December 31, 2022, we anticipate that the recommended level, components and rationale for our compensation program will be developed and presented each year by our compensation committee to the board of directors for its consideration and approval.

We adopted a Clawback Policy on November 9, 2023, as an additional safeguard to mitigate compensation risks. The Clawback Policy is attached as Exhibit 97.1 to this Annual Report.

Summary Compensation Table

The following table summarizes, for each of the last two fiscal years ended December 31, 2023 and 2022, the compensation paid to (i) Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, and (ii) Walter Michalec, our chief financial officer, secretary and treasurer from May 16, 2021, whom we refer to collectively herein as the “named executive officers.”

				Stock	Option	All other
		Salary	Bonus	awards (1)	awards (1)	compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)
Nathan J. Mazurek (i)	2023	562,500	-	575,000	43,514	15,000 (2)	1,196,014
President, Chief Executive Officer, Chairman of the Board of Directors	2022	535,500	-	-	7,085	15,000 (2)	557,585

Walter Michalec (ii)	2023	220,000	31,000	-	-	-	251,000
Chief Financial Officer, Secretary, and Treasurer	2022	200,000	27,000	1,631,250	3,270	-	1,861,520

(1)	Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share-based awards are set forth in “Item 8. Financial Statements and Supplementary Data – Note 12. Stock-Based Compensation” contained in this Annual Report. These amounts do not represent the actual value that may be realized by our named executive officers, as that is dependent on the long-term appreciation in our common stock.
(2)	Comprised of board of directors meeting fees.

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

On December 26, 2023, the Company and Mr. Mazurek entered into a fifth amendment in order to (i) extend the termination date of the Mazurek Agreement from December 31, 2024 to December 31, 2026, and (ii) adjust Mr. Mazurek’s annual base salary at $650,500, for the period beginning on January 1, 2024 and ending on December 31, 2024, $675,500, for the period beginning on January 1, 2025 and ending on December 31, 2025, and $700,500, for the period beginning on January 1, 2026 and ending on December 31, 2026.

If Mr. Mazurek is terminated without cause, he is entitled to receive (i) any unpaid base salary accrued through the date of his termination, (ii) any unreimbursed expenses properly incurred prior to the date of his termination, and (iii) severance pay equal to the base salary that would have been payable to Mr. Mazurek for the remainder of the term of his executive employment agreement, which expires on December 31, 2026, less applicable withholdings and taxes. As a precondition to receiving severance pay, Mr. Mazurek is required to execute and deliver within sixty (60) days following his termination a general release of claims against the us and our subsidiaries and affiliates that may have arisen on or before the date of the release.

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

In connection with his employment agreement, we granted Mr. Mazurek an award of restricted stock units (“RSUs”) under the 2021 Pioneer Power Solutions, Inc. Long-Term Incentive Plan (as amended, the “2021 Plan”) covering 100,000 shares of the Company’s common stock, with such RSUs being subject to the terms and conditions of the 2021 Plan and a Restricted Stock Unit Award Agreement, which agreement provided, among other things, that (a) the RSUs shall vest as of the date of grant, and (b) such vested RSUs shall be converted into shares of the Company’s common stock no later than March 15, 2024. The award had a grant date fair value of $575,000. In connection with the vesting of the RSUs, we paid on Mr. Mazurek’s behalf an aggregate amount of $272,829.32 to satisfy his income and payroll tax obligations, to be reimbursed from payroll withholding. On September 20, 2023, we and Mr. Mazurek entered into a letter agreement pursuant to which Mr. Mazurek agreed to surrender and cancel 44,363 shares of common stock issued to him upon settlement of his vested RSUs, in order to reimburse us for the tax payment we made on his behalf. Upon the surrender and cancellation of the shares, we were fully reimbursed. See “Part III. Item 13 - Certain Related Transactions and Relationships”.

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

On December 26, 2023, the Company and Mr. Michalec entered into a first amendment in order to (i) extend the termination date of the Michalec Agreement from December 31, 2023 to December 31, 2026, and (ii) adjust Mr. Michalec’s annual base salary at $300,000, for the period beginning on January 1, 2024 and ending on December 31, 2024, $325,000, for the period beginning on January 1, 2025 and ending on December 31, 2025, and $350,000, for the period beginning on January 1, 2026 and ending on December 31, 2026.

In connection with the employment agreement entered into between the Company and Mr. Michalec, effective April 25, 2022, the Company granted Mr. Michalec an award of RSUs under the 2021 Plan pursuant to that certain Restricted Stock Unit Award Agreement (the “RSU Award”) covering 375,000 shares of the Company’s common stock, vesting in three equal installments on each of May 1st of 2022, 2023, and 2024. In connection with the vesting of the RSUs, we paid on Mr. Michalec’s behalf an aggregate amount of $481,220.28 to satisfy his income and payroll tax obligations, to be reimbursed from payroll withholding, and the Company had been reimbursed $34,000.00 from payroll withholding as of September 20, 2023. On September 20, 2023, we and Mr. Michalec entered into a letter agreement pursuant to which Mr. Michalec agreed to surrender and cancel 72,719 shares of common stock issued to him upon settlement of his vested RSUs, in order to reimburse us for the remaining amount of the tax payment we made on his behalf. Upon the surrender and cancellation of the shares, we were fully reimbursed. See “Part III. Item 13 - Certain Related Transactions and Relationships”.

In addition, on September 20, 2023, Mr. Michalec’s RSU Award was amended to provide that his future tax withholding obligations in connection with the RSU Award can be satisfied, among others, by us withholding the shares to be delivered upon conversion of the RSUs having an aggregate fair market value that equals the required tax withholding payment, in our sole discretion.

On June 7, 2024, Mr. Michalec surrendered 57,541 shares of common stock issued to him upon settlement of his vested RSUs to satisfy tax withholding obligations. The shares were cancelled and retired by the Company. See “Part III. Item 13 - Certain Related Transactions and Relationships”.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on stock options previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2023. This table includes unexercised and unvested options awards. Each outstanding award is shown separately for each named executive officer.

	Option Awards
		Number of		Number of
		securities		securities
		underlying		underlying
		unexercised		unexercised		Option
		options		options		exercise	Option
	Date	(#)		(#)		price	expiration
Name	of grant	exercisable		unexercisable		($)	date
Nathan J. Mazurek	3/06/2014	50,000	(2)	-		10.21	3/06/2024
	3/06/2014	1,000	(4)	-		10.21	3/06/2024
	3/30/2015	1,000	(4)	-		8.98	3/30/2025
	3/10/2016	1,000	(4)	-		3.68	3/10/2026
	3/30/2017	1,000	(4)	-		7.30	3/30/2027
	3/30/2017	130,000	(3)	-		7.30	3/30/2027
	4/03/2018	1,000	(4)	-		5.60	4/03/2028
	3/31/2020	10,000	(4)	-		1.68	3/31/2030
	5/13/2021	10,000	(4)	-		3.31	5/13/2031
	5/13/2021	51,667	(3)	-		3.31	5/13/2031
	5/13/2022	1,500	(4)	-		3.17	5/13/2032
	5/13/2022	5,000	(3)	-		3.17	5/13/2032
	5/16/2023	-		10,000	(4)	5.25	5/16/2033

Walter Michalec	3/6/2014	1,000	(1)	-		10.21	3/6/2024
	3/31/2020	10,000	(5)	-		1.68	3/31/2030
	5/13/2021	55,000	(3)	-		3.31	5/13/2031
	5/13/2022	3,000	(3)	-		3.17	5/13/2032

(1)	Incentive stock options granted for service prior to becoming an executive officer. Vests in equal annual installments upon each of the first three anniversaries of the grant date.
(2)	Non-qualified stock options granted for service as an executive officer. Vests in equal annual installments upon each of the first three anniversaries of the grant date.
(3)	Non-qualified stock options granted for service as an executive officer. Vests on the first anniversary of the grant date.
(4)	Non-qualified stock options granted for service as a director. Vests on the first anniversary of the grant date.
(5)	Non-qualified stock options granted for service prior to becoming an executive officer. Vests on the first anniversary of the grant date.

Stock Awards
	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	($)	(#)	($)
Walter Michalec	125,000	$848,750	125,000	$848,750

Option and Warrant Exercises

During the year ended December 31, 2023, there were no options or warrants exercised by any of our named executive officers.

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

2011 Long-Term Incentive Plan

On May 11, 2011, our board of directors adopted the 2011 Plan, subject to stockholder approval, which was obtained on May 31, 2011. The 2011 Plan replaced and superseded the 2009 Equity Incentive Plan. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2011 Plan. The 2011 Plan allowed for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which could have been granted singly, in combination, or in tandem, and upon such terms as were determined by the board or a committee of the board that was designated to administer the 2011 Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that could have been delivered pursuant to awards under the 2011 Plan is 700,000 shares. As of December 31, 2023, there were no shares available for future grants under the Company’s 2011 Plan. The 2011 Plan expired on May 11, 2021, but any awards granted prior to May 11, 2021 that are still outstanding are subject to the 2011 Plan.

2021 Long-Term Incentive Plan

On October 13, 2021, our board of directors adopted the 2021 Plan, subject to stockholder approval, which was obtained on November 11, 2021. The 2021 Plan supplemented the 2011 Plan, which expired on May 11, 2021, and which replaced and superseded the 2009 Plan, as noted above. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2021 Plan. The 2021 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the board that is designated to administer the 2021 Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan is 900,000 shares plus any increase by any Prior Plan Awards (as defined in the 2021 Plan) eligible for reuse, of which one hundred percent (100%) may be delivered pursuant to incentive stock options. As of December 31, 2023, there were 347,500 shares available for future grants under the Company’s 2021 Plan. The 2021 Plan was initially administered by our board of directors, but it has been administered by the compensation committee following the creation of such committee in the first quarter of 2022.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2023 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	706,167	$5.49	347,500
Equity compensation plans not approved by security holders	-	-	-
Total	706,167	$5.49	347,500

Director Compensation

The following table provides compensation information for the one year period ended December 31, 2023 for each non-employee member of our board of directors:

	Fees earned or		Option
	paid in cash		awards (12)	Total
Name	($)		($)	($)
Yossi Cohn (7)	27,000	(4)	43,514	70,514
Thomas Klink (6)	15,000	(2)	43,514	58,514
Ian Ross (8)	23,000	(1)	43,514	66,514
David Tesler (9)	23,000	(3)	43,514	66,514
Jonathan Tulkoff (10)	27,000	(5)	43,514	70,514
Kytchener Whyte (11)	12,000	(2)	43,514	55,514

(1)	Comprised of board of directors and audit committee meeting fees.
(2)	Comprised of board of directors meeting fees.
(3)	Comprised of board of directors, compensation and nominating and governance committee meeting fees.
(4)	Comprised of board of directors, audit and compensation committee meeting fees.
(5)	Comprised of board of directors, audit and nominating and governance committee meeting fees.
(6)	As of December 31, 2023, Mr. Klink had outstanding options representing the right to purchase 126,500 shares of our common stock.
(7)	As of December 31, 2023, Mr. Cohn had outstanding options representing the right to purchase 36,500 shares of our common stock.
(8)	As of December 31, 2023, Mr. Ross had outstanding options representing the right to purchase 36,500 shares of our common stock.
(9)	As of December 31, 2023, Mr. Tesler had outstanding options representing the right to purchase 25,500 shares of our common stock.
(10)	As of December 31, 2023, Mr. Tulkoff had outstanding options representing the right to purchase 36,500 shares of our common stock.
(11)	As of December 31, 2023, Mr. Whyte had outstanding options representing the right to purchase 25,000 shares of our common stock.
(12)	Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share-based awards are set forth in “Item 8. Financial Statements and Supplementary Data – Note 12. Stock-Based Compensation” contained in this Annual Report. These amounts do not represent the actual value that may be realized by our directors, as that is dependent on the long-term appreciation in our common stock.

All of our directors, including our employee directors, are paid cash compensation in connection with their attendance at the meetings of the board of directors. Our directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at such meetings. For the year ended December 31, 2023, our directors and chief financial officer were paid cash compensation of $3,000 per meeting for attendance. The members of our audit committee and our chief financial officer received a fee of $2,000 per meeting for attendance at a meeting of our audit committee for the year ended December 31, 2023. Additionally, the members of our nominating and governance committee and our compensation committee received a fee of $2,000 per meeting for attendance at a meeting of our nominating and governance committee and compensation committee for the year ended December 31, 2023.

Mr. Whyte, a current director, entered into a consulting agreement with PCEP as the sole stockholder and president of Pacific, pursuant to which he agreed to provide service and consultation with respect to the business and operations of PCEP and its affiliates, as may be requested from time to time by PCEP. See “Part III. Item 13 - Certain Related Transactions and Relationships”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of July 25, 2024 by:

●	each person known by us to beneficially own more than 5.0% of our common stock;
●	each of our directors;
●	each of the named executive officers; and
●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address, unless otherwise specified in the notes below, is c/o Pioneer Power Solutions, Inc., 400 Kelby Street, 12th Floor, Fort Lee, New Jersey 07024. As of July 25, 2024, we had 10,917,038 shares outstanding.

	Number of shares		Percentage
	beneficially		beneficially
Name of beneficial owner	owned (1)		owned (1)
Named Executive Officers and Directors
Nathan J. Mazurek	2,239,663	(2)	20.0%
Walter Michalec	313,740	(4)	2.9%
Thomas Klink	240,500	(3)	2.2%
Jonathan Tulkoff	47,500	(5)	*
David Tesler	41,250	(6)	*
Yossi Cohn	37,500	(7)	*
Ian Ross	37,500	(7)	*
Kytchener Whyte	25,000	(8)	*
All directors and executive officers as a group (8 persons)	2,982,653		26.8%

* represents ownership of less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of July 25, 2024. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.
(2)	Includes 1,966,496 shares of common stock and 273,167 shares subject to stock options which are exercisable within 60 days of July 25, 2024.
(3)	Includes 114,000 shares of common stock and 126,500 shares subject to stock options which are exercisable within 60 days of July 25, 2024.
(4)	Includes 244,740 shares of common stock and 69,000 shares subject to stock options which are exercisable within 60 days of July 25, 2024.
(5)	Includes 11,000 shares of common stock and 36,500 shares subject to stock options which are exercisable within 60 days of July 25, 2024.
(6)	Includes 15,750 shares of common stock and 25,500 shares subject to stock options which are exercisable within 60 days of July 25, 2024.
(7)	Includes 1,000 shares of common stock and 36,500 shares subject to stock options which are exercisable within 60 days of July 25, 2024.
(8)	Includes 25,000 shares subject to stock options which are exercisable within 60 days of July 25, 2024.

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

In connection with the employment agreement entered into between the Company and Mr. Michalec, effective April 25, 2022, the Company granted Mr. Michalec an award of RSUs under the 2021 Plan pursuant to that certain RSU Award covering 375,000 shares of the Company’s common stock, vesting in three equal installments on each of May 1st of 2022, 2023, and 2024. In connection with the vesting of the RSUs, we paid on Mr. Michalec’s behalf an aggregate amount of $481 to satisfy his income and payroll tax obligations, to be reimbursed from payroll withholding, and the Company had been reimbursed $34 from payroll withholding as of September 20, 2023. On September 20, 2023, we and Mr. Michalec entered into a letter agreement pursuant to which Mr. Michalec agreed to surrender and cancel 72,719 shares of common stock issued to him upon settlement of his vested RSUs, in order to reimburse us for the remaining amount of the tax payment we made on his behalf. Upon the surrender and cancellation of the shares, we were fully reimbursed.

In addition, on September 20, 2023, Mr. Michalec’s RSU Award was amended to provide that his future tax withholding obligations in connection with the RSU Award can be satisfied, among others, by us withholding the shares to be delivered upon conversion of the RSUs having an aggregate fair market value that equals the required tax withholding payment, in our sole discretion.

On June 7, 2024, Mr. Michalec surrendered 57,541 shares of common stock issued to him upon settlement of his vested RSUs to satisfy tax withholding obligations. The shares were cancelled and retired by the Company.

On May 16, 2023, the Company granted Mr. Mazurek an award of RSUs under the 2021 Plan covering 100,000 shares of the Company’s common stock. In connection with the vesting of the RSUs, we paid on Mr. Mazurek’s behalf an aggregate amount of $273 to satisfy his income and payroll tax obligations, to be reimbursed from payroll withholding, which had not yet occurred. On September 20, 2023, we and Mr. Mazurek entered into a letter agreement pursuant to which Mr. Mazurek agreed to surrender and cancel 44,363 shares of common stock issued to him upon settlement of his vested RSUs, in order to reimburse us for the tax payment we made on his behalf. Upon the surrender and cancellation of the shares, we were fully reimbursed.

On July 31, 2015, Pacific and PCEP entered into an Asset Purchase Agreement for the purchase and sale of substantially all of the assets of Pacific (the “Transaction”). In connection with the Transaction, Kytchener Whyte, a current director, entered into a consulting agreement with PCEP as the sole stockholder and president of Pacific, pursuant to which he agreed to provide service and consultation with respect to the business and operations of PCEP and its affiliates, as may be requested from time to time by PCEP (the “Whyte Consulting Agreement”). Mr. Whyte has remained a consultant of PCEP since July 31, 2015. The initial term ended on July 31, 2017, and which has been renewed annually thereafter. In consideration for the consulting services Mr. Whyte performs as a consultant of PCEP, he originally received a monthly consulting fee of $17, as well as a 4% commission payment for product sales generated by new customer accounts solicited by him, through his solely owned personal business Blue Mountain Industries, Inc. Effective January 1, 2023, Mr. Whyte’s monthly consulting fee was reduced to $5 with a 2% commission payment. Pursuant to the Whyte Consulting Agreement, for the fiscal years ended December 31, 2023, and December 31, 2022, the Company paid Blue Mountain Industries, Inc. an aggregate amount of $272 and $400, respectively. During the fiscal year ended December 31, 2023, Blue Mountain Industries, Inc. received an additional $12 for board of directors meeting fees.

Director Independence

Our board of directors has determined that each of Yossi Cohn, Ian Ross, David Tesler, Thomas Klink and Jonathan Tulkoff satisfy the requirements for independence set out in Section 5605(a)(2) of the Nasdaq Stock Market Rules and that each of these directors has no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq Stock Market rule referenced above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022.

The following table presents aggregate fees for professional services rendered by Marcum LLP during the fiscal years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
	2023	2022
Audit fees (1)	$261	$179
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$261	$179

(1)	Audit fees consisted primarily of fees for the annual audit of our consolidated financial statements, the interim reviews of the quarterly consolidated financial statements, review of a registration statement and normal, recurring accounting consultations.
(2)	The Company did not incur any audit-related fees for the years ended December 31, 2023 and 2022.
(3)	The Company did not incur any tax fees for the years ended December 31, 2023 and 2022.
(4)	The Company did not have any other fees for the years ended December 31, 2023 and 2022.

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

The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm (PCAOB ID#688)
Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None

	3.	Exhibits

See the Index to Exhibits.

ITEM 16. FORM 10-K SUMMARY.

None.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger Agreement, dated January 22, 2019, between Pioneer Critical Power Inc. and CleanSpark. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

2.2	Stock Purchase Agreement, dated as of June 28, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Nathan Mazurek, Pioneer Transformers L.P. and Pioneer Acquireco ULC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2019).

2.3	Amendment No. 1 to the Stock Purchase Agreement, dated as of August 13, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Pioneer Transformers L.P. and Pioneer Acquireco ULC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 14, 2019).

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Amended and Restated Bylaws of Pioneer Power Solutions, Inc. (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 14, 2022).

4.1*	Description of Securities.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 1, 2013).

10.1+	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.2+	Pioneer Power Solutions, Inc. 2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on May 31, 2011).

10.3+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.4+	First Amendment to Employment Agreement, dated November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2014).

10.5+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.6+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.7+	Third Amendment to Employment Agreement, dated February 15, 2019, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on February 20, 2019).

10.8+	Third Amendment to Employment Agreement, dated March 30, 2020, by and between the Company and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 1, 2020).

10.9	At The Market Offering Agreement, dated October 20, 2020, by and between Pioneer Power Solutions, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 20, 2020).

10.10+	Pioneer Power Solutions, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on October 25, 2021).

10.11+	First Amendment Pioneer Power Solutions, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).

10.12+	Fourth Amendment to Employment Agreement, dated April 25, 2022, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.13+	Employment Agreement, dated April 25, 2022, by and between Pioneer Power Solutions, Inc. and Wojciech (Walter) Michalec (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.14+	Letter Agreement, dated September 20, 2023, by and between Pioneer Power Solutions, Inc. and Walter Michalec (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 22, 2023).

10.15+	Letter Agreement, dated September 20, 2023, by and between Pioneer Power Solutions, Inc. and Nathan Mazurek (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 22, 2023).

10.16+	Fifth Amendment to Employment Agreement, dated December 26, 2023, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 2, 2024).

10.17+	First Amendment to Employment Agreement, dated December 26, 2023, by and between Pioneer Power Solutions, Inc. and Wojciech (Walter) Michalec (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on January 2, 2024).

21.1	List of subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2022).

23.1*	Consent of Marcum LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: July 26, 2024	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nathan J. Mazurek		July 26, 2024
Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Walter Michalec		July 26, 2024
Walter Michalec	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Yossi Cohn		July 26, 2024
Yossi Cohn	Director

/s/ Ian Ross		July 26, 2024
Ian Ross	Director

/s/ David Tesler		July 26, 2024
David Tesler	Director

/s/ Jonathan Tulkoff		July 26, 2024
Jonathan Tulkoff	Director

/s/ Thomas Klink		July 26, 2024
Thomas Klink	Director

/s/ Kytchener Whyte		July 26, 2024
Kytchener Whyte	Director

