Form 10-Q
period 2024-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2024-09-10
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of September 9, 2024, was 10,917,038.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023 (As Restated)
Revenues	$8,590	$9,555
Cost of goods sold	6,862	6,722
Gross profit	1,728	2,833
Operating expenses
Selling, general and administrative	2,623	2,158
Research and development	211	-
Total operating expenses	2,834	2,158
(Loss) income from operations	(1,106)	675
Interest income	(31)	(54)
Other income, net	(40)	(13)
(Loss) income before income taxes	(1,035)	742
Income tax expense	-	-
Net (loss) income	$(1,035)	$742

(Loss) income per share:
Basic	$(0.10)	$0.07
Diluted	$(0.10)	$0.07

Weighted average common shares outstanding:
Basic	10,112,310	9,769,545
Diluted	10,112,310	9,769,565

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except for share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$6,227	$3,582
Accounts receivable, net of allowance for credit losses of $146 and $97 as of March 31, 2024 and December 31, 2023, respectively	11,195	9,010
Inventories	9,590	7,579
Prepaid expenses and other current assets	7,302	7,512
Total current assets	34,314	27,683
Property and equipment, net	3,990	3,899
Operating lease right-of-use assets	581	760
Financing lease right-of-use assets	340	403
Deferred financing costs	6	195
Other assets	75	82
Total assets	$39,306	$33,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$12,317	$12,609
Current portion of operating lease liabilities	443	582
Current portion of financing lease liabilities	125	139
Deferred revenue	7,921	4,932
Total current liabilities	20,806	18,262
Operating lease liabilities, non-current portion	169	215
Financing lease liabilities, non-current portion	227	278
Other long-term liabilities	45	49
Total liabilities	21,247	18,804
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 10,821,860 and 9,930,022 shares issued and outstanding on March 31, 2024 and December 31, 2023, respectively	11	10
Additional paid-in capital	38,712	33,837
Accumulated deficit	(20,664)	(19,629)
Total stockholders’ equity	18,059	14,218
Total liabilities and stockholders’ equity	$39,306	$33,022

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023 (As Restated)
Operating activities
Net (loss) income	$(1,035)	$742
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	122	130
Amortization of right-of-use financing leases	32	73
Amortization of right-of-use operating leases	179	169
Change in allowance for credit losses	49	13
Stock-based compensation	225	143
Other	-	(14)
Changes in current operating assets and liabilities:
Accounts receivable	(2,235)	2,308
Inventories	(2,011)	(412)
Prepaid expenses and other assets	217	(57)
Income taxes	-	2
Accounts payable, accrued liabilities and other liabilities	(296)	(750)
Deferred revenue	2,989	(652)
Operating lease liabilities	(186)	(170)
Net cash (used in)/ provided by operating activities	(1,950)	1,525

Investing activities
Purchases of property and equipment	(213)	(194)
Net cash used in investing activities	(213)	(194)

Financing activities
Net proceeds from issuance of common stock	4,841	-
Principal repayments of financing leases	(33)	(71)
Net cash provided by/ (used in) financing activities	4,808	(71)

Increase in cash	2,645	1,260
Cash, beginning of period	3,582	10,296
Cash, end of period	$6,227	$11,556

Supplemental cash flow information:
Interest paid	$9	$2

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2023 (As Restated)	9,644,545	$10	$32,859	$14	$(17,731)	$15,152
Net income	-	-	-	-	742	742
Stock-based compensation	125,000	-	143	-	-	143
Other	-	-	-	(14)	-	(14)
Balance - March 31, 2023 (As Restated)	9,769,545	$10	$33,002	$-	$(16,989)	$16,023

Balance - January 1, 2024	9,930,022	$10	$33,837	$-	$(19,629)	$14,218
Net loss	-	-	-	-	(1,035)	(1,035)
Stock-based compensation	-	-	225	-	-	225
Issuance of common stock, net of transaction costs	891,838	1	4,650	-	-	4,651
Balance - March 31, 2024	10,821,860	$11	$38,712	$-	$(20,664)	$18,059

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements for the Quarterly Period Ended March 31, 2024

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

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2024: Electrical Infrastructure Equipment (“Electrical Infrastructure”) and Critical Power Solutions (“Critical Power”).

Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of March 31, 2024. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited consolidated financial statements but this filing does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

All dollar amounts (except share and per share data) presented in the notes to our unaudited interim consolidated financial statements are stated in thousands of dollars, unless otherwise noted. ASC 740-270 requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period unless certain exceptions are met. We have used a discrete-period computation method to calculate taxes for the fiscal three-month period ended March 31, 2024. The Company anticipates that its annual effective tax rate will be 0% for the year ending December 31, 2024. As of March 31, 2024, the Company continues to provide a 100% valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

These unaudited interim consolidated financial statements include the accounts of Pioneer and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited interim consolidated financial statements should be read in conjunction with the risk factors under the heading “Part II - Item 1A. Risk Factors” and the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity

The accompanying consolidated financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of March 31, 2024, the Company had $6,227 of cash on hand and working capital of $13,508. The cash on hand was generated primarily from the sale of common stock under the ATM Program (as defined below), payment of all unpaid principal and interest from the two subordinated promissory notes we received in connection with the sale of the transformer business units in August 2019 for an aggregate principal amount of $7,500 (the “Seller Notes”) during the year ended December 31, 2022, and cash flows from operating activities. On October 20, 2020, we entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). Since October 20, 2020, and through March 31, 2024, the Company sold an aggregate of 1,807,897 shares of common stock for aggregate gross proceeds of approximately $13,901, before any sales agent fees and expenses payable by us under the ATM Program. During the three months ended March 31, 2024, the Company sold an aggregate of 891,838 shares of common stock for an aggregate consideration of approximately $4,997, before any sales agent fees and expenses payable by the Company under the ATM Program. As of March 31, 2024, $70,003 of common stock remained available for issuance under the ATM Program.

The Company has historically met its cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of the transformer business units in August 2019, sale of common stock under the ATM Program and collecting all unpaid principal and interest from the Seller Notes. Historically, the Company’s cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions. The Company expects to meet its cash needs with the working capital and cash flows from the Company’s operating activities. The Company expects its cash requirements to be generally for operating activities, product development and capital improvements. The Company expects that its current cash balance is sufficient to fund operations from the date our consolidated financial statements are issued.

Risks and Uncertainties

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. As a result of the current uncertainty in economic activity, the Company is unable to predict the potential size and duration of the impact on its revenue and its results of operations, if any. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business. During the three months ended March 31, 2024, the Company was able to operate substantially at capacity.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies included in Note 3 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as disclosed in this note.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements not yet adopted by the Company which would have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (“ASU”) 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022, EITF Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on our consolidated financial statements.

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

The Company accounts for trade receivables at original invoice amount less an estimate made for expected credit losses. The Company’s allowance for expected credit losses on accounts receivable reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. There were $146 and $97 of reserves for expected credit losses as of March 31, 2024, and December 31, 2023, respectively.

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

During the three months ended March 31, 2024, the Company recognized $4,157 of revenue over time, as compared to $6,315 during the three months ended March 31, 2023. Additionally, the Company recognized $4,433 and $3,240 of revenue at a point in time from the sale of our products during the three months ended March 31, 2024, and 2023, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $1,988 and $2,062 of service revenue during the three months ended March 31, 2024, and 2023, respectively.

During the three months ended March 31, 2024, the Company recognized approximately $2,370 of revenue that was classified as deferred revenue as of December 31, 2023, as compared to $2,632 of revenue recognized during the three months ended March 31, 2023, that was classified as deferred revenue as of December 31, 2022, resulting primarily from the progress made on the various active contracts during the respective reporting periods.

The Company manages its accounts receivable credit risk by performing credit evaluations and monitoring amounts due from the Company’s customers. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

As of March 31, 2024, one customer represented approximately 10% of the Company’s accounts receivable. As of December 31, 2023, one customer represented approximately 23% of the Company’s accounts receivable.

For the three months ended March 31, 2024, two customers represented approximately 27% and 12% of the Company’s revenue. For the three months ended March 31, 2023, two customers represented approximately 54% and 14% of the Company’s revenue.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the three and nine months ended March 31, 2024, and 2023 were insignificant.

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended
	March 31,
	2024	2023 (As Restated)
Products	$6,602	$7,493
Services	1,988	2,062
Total revenue	$8,590	$9,555

See “Note 9 - Business Segment and Geographic Information”.

4. INVENTORIES

The components of inventories are summarized below:

	March 31,	December 31,
	2024	2023
Raw materials	$7,885	$5,316
Work in process	1,705	2,263
Total inventories	$9,590	$7,579

Inventories are stated at the lower of cost or a net realizable value determined on a weighted average method.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	March 31,	December 31,
	2024	2023
Machinery, vehicles and equipment	$4,444	$3,220
Furniture and fixtures	208	208
Computer hardware and software	733	650
Leasehold improvements	368	368
Construction in progress	930	2,024
	6,683	6,470
Less: accumulated depreciation	(2,693)	(2,571)
Total property and equipment, net	$3,990	$3,899

Depreciation expense was $122 and $130 for the three months ended March 31, 2024, and 2023, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	March 31,	December 31,
	2024	2023
Accounts payable	$5,628	$5,396
Accrued liabilities	6,689	7,213
Total accounts payable and accrued liabilities	$12,317	$12,609

Accrued liabilities primarily consist of accrued legal settlement costs, accrued sales commissions, accrued compensation and benefits, accrued sales and use taxes and accrued insurance. Accrued legal settlement costs as of March 31, 2024, and December 31, 2023, were 5,000. See Note 10 for details. As of March 31, 2024, and December 31, 2023, accrued sales commissions were $550 and $442, respectively. Accrued compensation and benefits as of March 31, 2024, and December 31, 2023, were $208 and $294, respectively. Accrued sales and use taxes as of March 31, 2024, and December 31, 2023, were $149 and $67, respectively, and there was $485 accrued insurance as of March 31, 2024, compared to $795 as of December 31, 2023. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

As of March 31, 2024, two of the Company’s suppliers represented 33% of the Company’s accounts payable. As of December 31, 2023, one of the Company’s suppliers represented 18% of the Company’s accounts payable.

7. STOCK-BASED COMPENSATION

Stock-Based Compensation

A summary of stock option activity during the three months ended March 31, 2024, is as follows:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2024	706,167	$5.49
Granted	-	-
Exercised	-	-
Forfeited/expired	(57,000)	10.21
Outstanding as of March 31, 2024	649,167	$5.08	5.80	$845
Exercisable as of March 31, 2024	554,167	$4.96	5.20	$813

A summary of RSU activity during the three months ended March 31, 2024, is as follows:

		Weighted-average	Weighted-average
		grant-date	grant-date
	Number of units	fair value per share	fair value
Unvested restricted stock units as of January 1, 2024	125,000	$4.35	$543
Units granted	-	-	-
Units vested	-	-	-
Units forfeited	-	-	-
Unvested restricted stock units as of March 31, 2024	125,000	$4.35	$543

Stock-based compensation expense recorded for the three months ended March 31, 2024, and 2023 was approximately $225 and $143, respectively. As of March 31, 2024, there was $189 of stock-based compensation expense remaining to be recognized in the consolidated statements of operations over a weighted average remaining period of 1.5 years.

8. BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE

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

	Three Months Ended
	March 31,
	2024	2023 (As Restated)
Numerator:
Net (loss) income	$(1,035)	$742

Denominator:
Weighted average basic shares outstanding	10,112,310	9,769,545
Effect of dilutive securities - equity based compensation plans	-	20
Weighted average diluted shares outstanding	10,112,310	9,769,565

Net (loss) income per common share:
Basic	$(0.10)	$0.07
Diluted	$(0.10)	$0.07

As of March 31, 2024, and 2023, diluted (loss) income per share excludes potentially dilutive common shares related to 649,167 and 585,667 shares underlying stock options, respectively, and 125,000 and 250,000 shares underlying nonvested RSUs, respectively, as their effect was anti-dilutive.

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

The Electrical Infrastructure segment is involved in the design, manufacture and sale of circuit protection and controls equipment used primarily by large industrial and commercial operations to manage their electrical power distribution needs. The Critical Power segment provides mobile high capacity charging equipment, power generation equipment and aftermarket field-services in order to help customers secure fast vehicle charging where fixed charging infrastructure does not exist, and additionally to ensure smooth, uninterrupted power to operations during times of emergency.

The following tables present information about segment loss and income:

	Three Months Ended
	March 31,
	2024	2023 (As Restated)
Revenues
Electrical Infrastructure
Equipment	$5,275	$6,809
Service	-	-
	5,275	6,809
Critical Power Solutions
Equipment	1,327	684
Service	1,988	2,062
	3,315	2,746
Consolidated	$8,590	$9,555

	Three Months Ended
	March 31,
	2024	2023
Depreciation and amortization
Electrical Infrastructure	$24	$15
Critical Power Solutions	128	186
Unallocated corporate overhead expenses	2	2
Consolidated	$154	$203

	Three Months Ended
	March 31,
	2024	2023 (As Restated)
Operating (loss) income
Electrical Infrastructure	$620	$1,862
Critical Power Solutions	(560)	(436)
Unallocated corporate overhead expenses	(1,166)	(751)
Consolidated	$(1,106)	$675

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended
	March 31,
	2024	2023 (As Restated)
Revenues
United States	$8,590	$9,555

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

On June 15, 2023, Terrence and Kay Mimick (the “Plaintiffs”) filed a complaint in the U.S. District Court, District of Nebraska naming the Company, its wholly-owned subsidiary, Pioneer Critical Power, Inc., and an individual acting in his capacity as an employee of the Company, collectively as defendants. Plaintiffs filed an amended complaint on July 7, 2023, alleging negligent driving, negligent entrustment, and negligent hiring, training and supervision, as a result of a car accident that occurred on September 9, 2019, and seeking special damages related to the injuries allegedly sustained by Plaintiffs. The amended complaint also named Titan Energy Systems, Inc. as a defendant instead of Pioneer Critical Power, Inc. On July 27, 2023, the defendants filed an Answer to Plaintiff’s Amended Complaint. On October 6, 2023, a mediation was held, but the parties did not reach a settlement. In June 2024, another mediation was held and the parties reached a settlement for all of the Plaintiffs’ claims. As of March 31, 2024, the Company recognized a liability of $5,000 related to this matter, which was included within accounts payable and accrued liabilities, with a corresponding insurance receivable of $5,000 related to the loss recovery, which was deemed to be probable and included within prepaid expenses and other current assets on the consolidated balance sheets.

The Company is not aware of any material proceedings in which any of its directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of the Company’s common stock is an adverse party or has a material interest adverse to the Company’s interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on July 26, 2024.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income (loss), income (loss) per share, margins and profitability.

●	Many of our competitors are better established and have significantly greater resources and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Our ability to realize revenue reported in our backlog.

●	Our ability to remediate the material weaknesses identified in our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2023, or inability to otherwise maintain an effective system of internal control.

●	The effect that the restatement of the prior financial statements could have on investor confidence in us and raise reputational risk.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Material weaknesses in internal controls.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

●	Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

●	Risks associated with litigation and claims, which could impact our financial results and condition.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the consolidated financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2024. There were no material changes to our accounting policies during the three months ended March 31, 2024.

RESULTS OF OPERATIONS

Overview of the Three Months Results

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

Our summary of operating results during the three months ended March 31, 2024, and 2023 are as follows:

	Three Months Ended
	March 31,
	2024	2023 (As Restated)
Revenues
Electrical Infrastructure	$5,275	$6,809
Critical Power Solutions	3,315	2,746
Consolidated	8,590	9,555
Cost of goods sold
Electrical Infrastructure	4,082	4,666
Critical Power Solutions	2,780	2,056
Consolidated	6,862	6,722
Gross profit	1,728	2,833
Selling, general and administrative	2,607	2,033
Depreciation and amortization	16	125
Research and development	211	-
Total operating expenses	2,834	2,158
Operating (loss) income from continuing operations	(1,106)	675
Interest income	(31)	(54)
Other income	(40)	(13)
(Loss) income before income taxes	(1,035)	742
Income tax expense	-	-
Net (loss) income	$(1,035)	$742

Backlog

Our backlog is based on firm orders from our customers expected to be delivered in the future, most of which is expected to occur during the next twelve months. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. As of March 31, 2024, backlog from our E-Bloc power systems and related equipment was approximately $11,347, or 25% of the total backlog.

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023 (As Restated)	2023 (As Restated)	2023 (As Restated)
Electrical Infrastructure	$30,889	$28,497	$25,368	$25,225	$28,150
Critical Power Solutions	15,022	16,668	8,027	7,146	7,845
Total order backlog	$45,911	$45,165	$33,395	$32,371	$35,995

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,
	2024	2023 (As Restated)	Variance	%
Electrical Infrastructure
Equipment	$5,275	$6,809	$(1,534)	(22.5)
Service	-	-	-	-
	5,275	6,809	(1,534)	(22.5)
Critical Power Solutions
Equipment	1,327	684	643	94.0
Service	1,988	2,062	(74)	(3.6)
	3,315	2,746	569	20.7
Total revenue	$8,590	$9,555	$(965)	(10.1)

For the three months ended March 31, 2024, our consolidated revenue decreased by $965, or 10.1%, to $8,590, down from $9,555 during the three months ended March 31, 2023, primarily due to a decrease in sales of equipment from our Electrical Infrastructure segment during the three months ended March 31, 2024.

Electrical Infrastructure. During the three months ended March 31, 2024, revenue from equipment sales decreased by $1,534, or 22.5%, to $5,275, down from $6,809 during the three months ended March 31, 2023, primarily due to a decrease in revenue recognized over time from our equipment sales during the three months ended March 31, 2024.

Critical Power. For the three months ended March 31, 2024, revenue for our Critical Power segment increased by $569, or 20.7%, to $3,315, up from $2,746 during the three months ended March 31, 2023, primarily due to an increase in sales of our e-Boost equipment from our Pioneer eMobility business during the three months ended March 31, 2024.

Gross Profit and Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,
	2024	2023 (As Restated)	Variance	%
Electrical Infrastructure
Gross profit	$1,193	$2,143	$(950)	(44.3)
Gross margin %	22.6	31.5	(8.9)

Critical Power Solutions
Gross profit	535	690	(155)	(22.5)
Gross margin %	16.1	25.1	(9.0)

Consolidated gross profit	$1,728	$2,833	$(1,105)	(39.0)
Consolidated gross margin %	20.1	29.6	(9.5)

For the three months ended March 31, 2024, our consolidated gross margin decreased to 20.1% of revenues, as compared to 29.6% during the three months ended March 31, 2023.

Electrical Infrastructure. For the three months ended March 31, 2024, our gross margin percentage decreased by 8.9%, from 31.5% to 22.6%, as compared to the three months ended March 31, 2023. The decrease was primarily due to the decrease in sales our E-Bloc power systems and medium and low voltage equipment.

Critical Power Solutions. For the three months ended March 31, 2024, our gross margin decreased by 9.0%, from 25.1% to 16.1%, for the three months ended March 31, 2023. The decrease was primarily due to an unfavorable sales mix.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,
	2024	2023	Variance	%
Electrical Infrastructure
Selling, general and administrative	$560	$273	$287	105.1
Depreciation and amortization	14	8	6	75.0
Segment operating expense	$574	$281	$293	104.3

Critical Power Solutions
Selling, general and administrative	$884	$1,012	$(128)	(12.6)
Depreciation and amortization	-	115	(115)	(100.0)
Research and development	211	-	211	-
Segment operating expense	$1,095	$1,127	$(32)	(113)

Unallocated Corporate Overhead Expenses
Selling, general and administrative	$1,163	$748	$415	55.5
Depreciation and amortization	2	2	-	-
Segment operating expense	$1,165	$750	$415	55.3

Consolidated
Selling, general and administrative	$2,607	$2,033	$574	28.2
Depreciation and amortization	16	125	(109)	(87.2)
Research and development	211	-	211	-
Consolidated operating expense	$2,834	$2,158	$676	31.3

Selling, General and Administrative Expense. For the three months ended March 31, 2024, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $574, or 28.2%, to $2,607, as compared to $2,033 during the three months ended March 31, 2023, primarily due to an increase in payroll related costs, including stock-based compensation. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, increased to 30.3% during the three months ended March 31, 2024, as compared to 21.3% in the three months ended March 31, 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of right-of-use assets related to our finance leases, and excludes amounts included in cost of sales. For the three months ended March 31, 2024, consolidated depreciation and amortization expense decreased by $109, or 87.2%, to $16, as compared to $125 during the three months ended March 31, 2023.

(Loss) Income from Operations

The following table represents our operating (loss) income by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended
	March 31,
	2024	2023 (As Restated)	Variance	%
Electrical Infrastructure	$619	$1,862	$(1,243)	(66.8)
Critical Power Solutions	(560)	(437)	(123)	(28.1)
Unallocated corporate overhead expenses	(1,165)	(750)	(415)	(55.3)
(Loss) income from operations	$(1,106)	$675	$(1,781)	263.9

Electrical Infrastructure. Operating income from our Electrical Infrastructure segment decreased by $1,243 during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a decrease in sales of our electrical infrastructure equipment and an increase in selling, general and administrative expense.

Critical Power Solutions. Operating loss from our Critical Power segment increased by $123 during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to an unfavorable sales mix in the service business.

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

During the three months ended March 31, 2024, our unallocated corporate overhead expense increased by $415, or 55.3%, as compared to the three months ended March 31, 2023, primarily due to an increase in payroll related costs, including stock-based compensation, professional fees and costs related to investor relations.

Non-Operating Income

Interest Income. For the three months ended March 31, 2024, we had interest income of approximately $31, as compared to interest income of approximately $54 during the three months ended March 31, 2023. We generated the majority of our interest income from our cash on hand during the three months ended March 31, 2024, and 2023.

Other Income. Other income in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the three months ended March 31, 2024, other non-operating income was $40, as compared to other non-operating income of $13 during the three months ended March 31, 2023.

Provision for Income Taxes. Our effective income tax rate for the three months ended March 31, 2024, and 2023 was 0.0%.

Net (Loss) Income per Share

We generated a net loss of $1,035 during the three months ended March 31, 2024, as compared to a net income of $742 during the three months ended March 31, 2023.

Our net loss per basic and diluted share for the three months ended March 31, 2024, was $0.10, as compared to net income per basic and diluted share of $0.07 for the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

General. On October 20, 2020, we entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). As of March 31, 2024, we had $6,227 of cash on hand generated primarily from the sale of common stock under the ATM Program. Since October 20, 2020, and through March 31, 2024, we sold an aggregate of 1,807,897 shares of common stock for aggregate gross proceeds of approximately $13,901, before any sales agent fees and expenses payable by us under the ATM Program. During the three months ended March 31, 2024, we sold an aggregate of 891,838 shares of common stock for an aggregate consideration of approximately $4,997, before any sales agent fees and expenses payable by us. As of March 31, 2024, $70,003 of common stock remained available for issuance under the ATM Program.

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. As a result of the current uncertainty in economic activity, we are unable to predict the potential size and duration of the impact on our revenue and our results of operations, if any. The extent of the potential impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. We continue to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on our business. During the three months ended March 31, 2024, we were able to operate substantially at capacity.

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

Cash (Used in)/ Provided by Operating Activities. Cash used in our operating activities was $1,950 during the three months ended March 31, 2024, as compared to cash provided by $1,525 during the three months ended March 31, 2023. The increase in cash used in operating activities is primarily due to the increase in our net loss and working capital fluctuations.

Cash Used in Investing Activities. Cash used in our investing activities during the three months ended March 31, 2024, was $213, as compared to $194 during the three months ended March 31, 2023. Additions to property and equipment during the three months ended March 31, 2024, were $213, as compared to $194 of additions during the three months ended March 31, 2023.

Cash Provided by/ (Used in) Financing Activities. Cash provided by our financing activities was $4,808 during the three months ended March 31, 2024, as compared to cash used in our financing activities of $71 during the three months ended March 31, 2023. The increase in cash provided by financing activities is primarily due to the sale of common stock under the ATM Program.

Working Capital. As of March 31, 2024, we had working capital of $13,508, including $6,227 of cash on hand, compared to working capital of $9,421, including $3,582 of cash on hand as of December 31, 2023.

Assessment of Liquidity. As of March 31, 2024, we had $6,227 of cash on hand generated primarily from the sale of common stock under the ATM Program. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of the transformer business units in August 2019, sale of common stock under the ATM Program and collecting all unpaid principal and interest from the Seller Notes. Historically, our cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions.

We expect to meet our cash needs with our working capital and cash flows from operating activities. We expect our cash requirements to be generally for operating activities, capital improvements and product development. We expect that product development and promotional activities related to our new initiatives will continue in the near future and we expect to continue to incur costs related to such activities. We expect that our cash balance is sufficient to fund operations for the next twelve months from the date our unaudited consolidated financial statements are issued.

As of March 31, 2024, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

The Company had $213 of additions to property and equipment during the three months ended March 31, 2024, as compared to $194 of additions to property and equipment during the three months ended March 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2024. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness, as defined in the standards established by Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2023, and continued to exist as of March 31, 2024:

●	The Company did not maintain effective controls over the revenue recognition of over-time contracts and associated costs. The Company’s underlying estimates of total labor hours required to complete over-time contracts were materially different from the actual labor hours required, which was determined to represent an error, and, as a result, the percentage of completion used to recognize revenue was materially different from the percentage of completion using actual labor hours incurred. Additionally, the Company did not properly account for recognition of costs incurred by contract. This material weakness resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2022, as well as its interim consolidated financial statements for the three months ended March 31, 2022, and 2023, the three and six months ended June 30, 2022, and 2023 and the three and nine months ended September 30, 2022, and 2023.

●	The Company did not design and maintain effective controls over the accounting for inventory and related cost of sales, primarily due to the lack of an automated tracking system and the manual nature of its current processes and controls surrounding inventory. Specifically, we did not design and maintain effective controls over (1) complete and accurate inventory costing, including recording inventoriable costs at the lower of cost and net realizable value, (2) cycle count procedures and inventory system changes, which occur without proper review and documentation and (3) proper segregation of duties.

●	The Company has a lack of sufficient accounting personnel with the necessary skills, knowledge, and expertise. This deficiency impacts our ability to ensure appropriate segregation of duties, and to accurately and timely close, consolidate and prepare financial statements as required to maintain compliance with reporting deadlines under applicable SEC regulations.

Management’s Plan to Remediate the Material Weaknesses

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

Additionally, the Company plans to hire additional accounting and finance personnel with the requisite skills, knowledge and expertise to address identified control deficiencies.

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

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

On June 15, 2023, Terrence and Kay Mimick (the “Plaintiffs”) filed a complaint in the U.S. District Court, District of Nebraska naming the Company, its wholly-owned subsidiary, Pioneer Critical Power, Inc., and an individual acting in his capacity as an employee of the Company, collectively as defendants. Plaintiffs filed an amended complaint on July 7, 2023, alleging negligent driving, negligent entrustment, and negligent hiring, training and supervision, as a result of a car accident that occurred on September 9, 2019, and seeking special damages related to the injuries allegedly sustained by Plaintiffs. The amended complaint also named Titan Energy Systems, Inc. as a defendant instead of Pioneer Critical Power, Inc. On July 27, 2023, the defendants filed an Answer to Plaintiff’s Amended Complaint. On October 6, 2023, a mediation was held, but the parties did not reach a settlement. In June 2024, another mediation was held and the parties reached a settlement for all of the Plaintiffs’ claims.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on July 26, 2024, and are supplemented with the following revised risk factor:

We may not meet the continued listing requirements of Nasdaq, which could result in a delisting of our common stock.

As previously disclosed, on April 18, 2024, we received a notice (the “10-K Notice”) from the Listing Qualifications staff of Nasdaq notifying us that as we had not yet filed our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), we no longer complied with Listing Rule 5250(c)(1) for continued listing on Nasdaq (the “Listing Rule”). On May 24, 2024, we received an additional notice from Nasdaq notifying us that as we had not yet filed our Form 10-Q for the quarter ended March 31, 2024 (the “Q1 10-Q”), and because we remained delinquent in filing the Form 10-K, we did not comply with the Listing Rule. On July 26, 2024, we filed the Form 10-K with the SEC and are now in compliance with such filing.

On August 21, 2024, we received a notice from Nasdaq notifying us that as we had not yet filed our Form 10-Q for the quarter ended June 30, 2024 (the “Q2 10-Q”, and together with the Q1 10-Q, the “Delinquent Filings”), we were not in compliance with the Listing Rule. We previously submitted a plan to Nasdaq (the “Plan”) on June 17, 2024, to regain compliance with respect to the Delinquent Filings and Nasdaq granted an exception until September 20, 2024, to file the Delinquent Filings. Pursuant to the notice we received on August 21, 2024, we were required to submit an update to the Plan to Nasdaq by September 5, 2024, to regain compliance. We submitted an update to the Plan to Nasdaq on September 5, 2024. Nasdaq may grant us an additional exception of up to a maximum of 180 calendar days from the prescribed filing due date of the Form 10-K to file the Delinquent Filings, or until October 14, 2024, to regain compliance.

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

INDEX TO EXHIBITS

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

PIONEER POWER SOLUTIONS, INC.

Date: September 10, 2024	By:	/s/ Nathan J. Mazurek
	Name:	Nathan J. Mazurek
	Title:	Chief Executive Officer (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: September 10, 2024		/s/ Walter Michalec
	Name:	Walter Michalec
	Title:	Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

