Form 10-Q
period 2024-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2024-10-08
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35212

PIONEER POWER SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1347616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Kelby Street, 12th Floor Fort Lee, New Jersey (Address of principal executive offices)	07024 (Zip Code)

(212) 867-0700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PPSI	Nasdaq Capital Market

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of October 7, 2024 was 10,917,038.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Revenues	$6,340	$12,282	$14,930	$21,838
Cost of goods sold	5,687	8,404	12,549	15,127
Gross profit	653	3,878	2,381	6,711
Operating expenses
Selling, general and administrative	2,715	3,089	5,338	5,246
Research and development	238	-	449	-
Total operating expenses	2,953	3,089	5,787	5,246
(Loss) income from operations	(2,300)	789	(3,406)	1,465
Interest income	(17)	(79)	(48)	(132)
Other expense (income), net	-	20	(40)	7
(Loss) income before income taxes	(2,283)	848	(3,318)	1,590
Income tax expense	-	-	-	-
Net (loss) income	$(2,283)	$848	$(3,318)	$1,590

(Loss) income per share:
Basic	$(0.21)	$0.09	$(0.32)	$0.16
Diluted	$(0.21)	$0.08	$(0.32)	$0.15

Weighted average common shares outstanding:
Basic	10,920,125	9,908,434	10,518,659	9,838,989
Diluted	10,920,125	10,746,601	10,518,659	10,677,156

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except for share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$6,512	$3,582
Accounts receivable, net of allowance for credit losses of $150 and $97 as of June 30, 2024 and December 31, 2023, respectively	5,900	9,010
Inventories	12,657	7,579
Prepaid expenses and other current assets	7,946	7,512
Total current assets	33,015	27,683
Property and equipment, net	4,226	3,899
Operating lease right-of-use assets	399	760
Financing lease right-of-use assets	309	403
Deferred financing costs	-	195
Other assets	75	82
Total assets	$38,024	$33,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$12,507	$12,609
Current portion of operating lease liabilities	302	582
Current portion of financing lease liabilities	123	139
Deferred revenue	8,943	4,932
Total current liabilities	21,875	18,262
Operating lease liabilities, non-current portion	121	215
Financing lease liabilities, non-current portion	200	278
Other long-term liabilities	40	49
Total liabilities	22,236	18,804
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 10,917,038 and 9,930,022 shares issued and outstanding on June 30, 2024 and December 31, 2023, respectively	11	10
Additional paid-in capital	38,724	33,837
Accumulated deficit	(22,947)	(19,629)
Total stockholders’ equity	15,788	14,218
Total liabilities and stockholders’ equity	$38,024	$33,022

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023 (As Restated)
Operating activities
Net (loss) income	$(3,318)	$1,590
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	286	227
Amortization of right-of-use financing leases	63	205
Amortization of right-of-use operating leases	361	340
Change in allowance for credit losses	53	44
Stock-based compensation	321	962
Other	-	(13)
Changes in current operating assets and liabilities:
Accounts receivable	2,833	3,774
Inventories	(5,078)	(295)
Prepaid expenses and other assets	(422)	224
Income taxes	(5)	(4)
Accounts payable, accrued liabilities and other liabilities	(110)	(449)
Deferred revenue	4,011	(5,896)
Operating lease liabilities	(374)	(343)
Net cash (used in)/ provided by operating activities	(1,379)	366

Investing activities
Purchases of property and equipment	(614)	(810)
Net cash used in investing activities	(614)	(810)

Financing activities
Net proceeds from issuance of common stock	4,986	-
Principal repayments of financing leases	(63)	(228)
Net cash provided by/ (used in) financing activities	4,923	(228)

Increase (decrease) in cash	2,930	(672)
Cash, beginning of period	3,582	10,296
Cash, end of period	$6,512	$9,624

Supplemental cash flow information:
Interest paid	$18	$-
Non-cash investing and financing activities:
Surrender and retirement of common stock	224	-

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - March 31, 2023 (As Restated)	9,769,545	$10	$33,002	$-	$(16,989)	$16,023
Net income	-	-	-	-	848	848
Stock-based compensation	225,000	-	819	-	-	819
Balance - June 30, 2023 (As Restated)	9,994,545	$10	$33,821	$-	$(16,141)	$17,690

Balance - March 31, 2024	10,821,860	$11	$38,712	$-	$(20,664)	$18,059
Net loss	-	-	-	-	(2,283)	(2,283)
Stock-based compensation	125,000	-	96	-	-	96
Issuance of common stock, net of transaction costs	27,719	-	140	-	-	140
Surrender and retirement of common stock	(57,541)	-	(224)	-	-	(224)
Balance - June 30, 2024	10,917,038	$11	$38,724	$-	$(22,947)	$15,788

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2023 (As Restated)	9,644,545	$10	$32,859	$14	$(17,731)	$15,152
Net income	-	-	-	-	1,590	1,590
Stock-based compensation	350,000	-	962	-	-	962
Other	-	-	-	(14)	-	(14)
Balance - June 30, 2023 (As Restated)	9,994,545	$10	$33,821	$-	$(16,141)	$17,690

Balance - January 1, 2024	9,930,022	$10	$33,837	$-	$(19,629)	$14,218
Net loss	-	-	-	-	(3,318)	(3,318)
Stock-based compensation	125,000	-	321	-	-	321
Issuance of common stock, net of transaction costs	919,557	1	4,790	-	-	4,791
Surrender and retirement of common stock	(57,541)	-	(224)	-	-	(224)
Balance - June 30, 2024	10,917,038	$11	$38,724	$-	$(22,947)	$15,788

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements for the Quarterly Period Ended June 30, 2024

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

Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of June 30, 2024. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited consolidated financial statements but this filing does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

All dollar amounts (except share and per share data) presented in the notes to our unaudited interim consolidated financial statements are stated in thousands of dollars, unless otherwise noted. ASC 740-270 requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period unless certain exceptions are met. We have used a discrete-period computation method to calculate taxes for the fiscal six-month period ended June 30, 2024. The Company anticipates that its annual effective tax rate will be 0% for the year ending December 31, 2024. As of June 30, 2024, the Company continues to provide a 100% valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of June 30, 2024, the Company had $6,512 of cash on hand and working capital of $11,140. The cash on hand was generated primarily from the sale of common stock under the ATM Program (as defined below), payment of all unpaid principal and interest from the two subordinated promissory notes we received in connection with the sale of the transformer business units in August 2019 for an aggregate principal amount of $7,500 (the “Seller Notes”) during the year ended December 31, 2022, and cash flows from operating activities. On October 20, 2020, we entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). Since October 20, 2020, and through June 30, 2024, the Company sold an aggregate of 1,835,616 shares of common stock for aggregate gross proceeds of approximately $14,051, before any sales agent fees and expenses payable by us under the ATM Program. During the six months ended June 30, 2024, the Company sold an aggregate of 919,557 shares of common stock for an aggregate consideration of approximately $5,147, before any sales agent fees and expenses payable by the Company under the ATM Program. As of June 30, 2024, $69,853 of common stock remained available for issuance under the ATM Program.

The Company has historically met its cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of the transformer business units in August 2019, sale of common stock under the ATM Program and collecting all unpaid principal and interest from the Seller Notes. Historically, the Company’s cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions. The Company expects to meet its cash needs with the working capital and cash flows from the Company’s operating activities. The Company expects its cash requirements to be generally for operating activities, product development and capital improvements. The Company expects that its current cash balance is sufficient to fund operations for the next twelve months from the date our unaudited interim consolidated financial statements are issued.

Risks and Uncertainties

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. As a result of the current uncertainty in economic activity, the Company is unable to predict the potential size and duration of the impact on its revenue and its results of operations, if any. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business. During the six months ended June 30, 2024, the Company was able to operate substantially at capacity.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact of ASU 2023-07 on disclosures in our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is evaluating the impact of ASU 2023-09 on disclosures in our consolidated financial statements.

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

The Company accounts for trade receivables at original invoice amount less an estimate made for expected credit losses. The Company’s allowance for expected credit losses on accounts receivable reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. There were $150 and $97 of reserves for expected credit losses as of June 30, 2024, and December 31, 2023, respectively.

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

During the three months ended June 30, 2024, the Company recognized $4,676 of revenue over time, as compared to $8,224 during the three months ended June 30, 2023. Additionally, the Company recognized $1,664 and $4,058 of revenue at a point in time from the sale of our products during the three months ended June 30, 2024, and June 30, 2023, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $2,235 and $1,890 of service revenue during the three months ended June 30, 2024, and June 30, 2023, respectively.

During the six months ended June 30, 2024, the Company recognized $8,833 of revenue over time, as compared to $14,683 during the six months ended June 30, 2023. Additionally, the Company recognized $6,097 and $7,155 of revenue at a point in time from the sale of our products during the six months ended June 30, 2024, and June 30, 2023, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $4,223 and $3,952 of service revenue during the six months ended June 30, 2024, and June 30, 2023, respectively.

During the three months ended June 30, 2024, the Company recognized approximately $98 of revenue that was classified as deferred revenue as of December 31, 2023, as compared to $3,334 of revenue recognized during the three months ended June 30, 2023, that was classified as deferred revenue as of December 31, 2022, resulting primarily from the progress made on the various active contracts during the respective reporting periods.

During the six months ended June 30, 2024, the Company recognized approximately $2,477 of revenue that was classified as deferred revenue as of December 31, 2023, as compared to $5,966 of revenue recognized during the six months ended June 30, 2023, that was classified as deferred revenue as of December 31, 2022, resulting primarily from the progress made on the various active contracts during the respective reporting periods.

The Company manages its accounts receivable credit risk by performing credit evaluations and monitoring amounts due from the Company’s customers. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

As of June 30, 2024, one customer represented approximately 11% of the Company’s accounts receivable. As of December 31, 2023, one customer represented approximately 23% of the Company’s accounts receivable.

For the three months ended June 30, 2024, one customer represented approximately 10% of the Company’s revenue. For the three months ended June 30, 2023, one customer represented approximately 65% of the Company’s revenue.

For the six months ended June 30, 2024, one customer represented approximately 16% of the Company’s revenue. For the six months ended June 30, 2023, two customers represented approximately 60% and 10% of the Company’s revenue.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the three and six months ended June 30, 2024, and June 30, 2023, were insignificant.

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Products	$4,105	$10,392	$10,707	$17,886
Services	2,235	1,890	4,223	3,952
Total revenue	$6,340	$12,282	$14,930	$21,838

See “Note 9 - Business Segment and Geographic Information”.

4. INVENTORIES

The components of inventories are summarized below:

	June 30,	December 31,
	2024	2023
Raw materials	$10,346	$5,316
Work in process	2,311	2,263
Total inventories	$12,657	$7,579

Inventories are stated at the lower of cost or a net realizable value determined on a weighted average method.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	June 30,	December 31,
	2024	2023
Machinery, vehicles and equipment	$4,652	$3,220
Furniture and fixtures	208	208
Computer hardware and software	734	650
Leasehold improvements	368	368
Construction in progress	1,122	2,024
	7,084	6,470
Less: accumulated depreciation	(2,858)	(2,571)
Total property and equipment, net	$4,226	$3,899

Depreciation expense was $164 and $97 for the three months ended June 30, 2024, and 2023, respectively.

Depreciation expense was $286 and $227 for the six months ended June 30, 2024, and 2023, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	June 30,	December 31,
	2024	2023
Accounts payable	$5,520	$5,396
Accrued liabilities	6,987	7,213
Total accounts payable and accrued liabilities	$12,507	$12,609

Accrued liabilities primarily consist of accrued legal settlement costs, accrued sales commissions, accrued compensation and benefits, accrued sales and use taxes and accrued insurance. Accrued legal settlement costs as of June 30, 2024, and December 31, 2023, were $5,000. See Note 10 for details. As of June 30, 2024, and December 31, 2023, accrued sales commissions were $584 and $442, respectively. Accrued compensation and benefits as of June 30, 2024, and December 31, 2023, were $252 and $294, respectively. Accrued sales and use taxes as of June 30, 2024, and December 31, 2023, were $167 and $67, respectively, and there was $228 accrued insurance as of June 30, 2024, compared to $795 as of December 31, 2023. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

As of June 30, 2024, two of the Company’s suppliers represented approximately 41% of the Company’s accounts payable. As of December 31, 2023, one of the Company’s suppliers represented approximately 18% of the Company’s accounts payable.

7. STOCK-BASED COMPENSATION

Stock-Based Compensation

A summary of stock option activity during the six months ended June 30, 2024, is as follows:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2024	706,167	$5.49
Granted	5,146	3.89
Exercised	-	-
Forfeited/expired	(57,000)	10.21
Outstanding as of June 30, 2024	654,313	$5.07	5.55	$284
Exercisable as of June 30, 2024	629,670	$5.00	5.40	$284

A summary of RSU activity during the six months ended June 30, 2024, is as follows:

		Weighted-average	Weighted-average
		grant-date	grant-date
	Number of units	fair value per share	fair value
Unvested restricted stock units as of January 1, 2024	125,000	$4.35	$543
Units granted	-	-	-
Units vested	(125,000)	4.35	(543)
Units forfeited	-	-	-
Unvested restricted stock units as of June 30, 2024	-	$-	$-

Stock-based compensation expense recorded for the three and six months ended June 30, 2024, was approximately $96 and $321, respectively. Stock-based compensation expense recorded for the three and six months ended June 30, 2023, was approximately $819 and $962, respectively. At June 30, 2024, there was $109 of stock-based compensation expense remaining to be recognized in the consolidated statements of operations over a weighted average remaining period of 2.1 years.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Numerator:
Net (loss) income	$(2,283)	$848	$(3,318)	$1,590

Denominator:
Weighted average basic shares outstanding	10,920,125	9,908,434	10,518,659	9,838,989
Effect of dilutive securities - equity based compensation plans	-	838,167	-	838,167
Weighted average diluted shares outstanding	10,920,125	10,746,601	10,518,659	10,677,156

Net (loss) income per common share:
Basic	$(0.21)	$0.09	$(0.32)	$0.16
Diluted	$(0.21)	$0.08	$(0.32)	$0.15

As of June 30, 2024, diluted (loss) income per share excludes potentially dilutive common shares related to 654,313 shares underlying stock options as their effect was anti-dilutive.

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

The following tables present information about segment loss and income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Revenues
Electrical Infrastructure
Equipment	$2,945	$9,376	$8,220	$16,185
Service	-	-	-	-
	2,945	9,376	8,220	16,185
Critical Power Solutions
Equipment	1,160	1,016	2,487	1,701
Service	2,235	1,890	4,223	3,952
	3,395	2,906	6,710	5,653
Consolidated	$6,340	$12,282	$14,930	$21,838

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Depreciation and amortization
Electrical Infrastructure	$25	$17	$49	$33
Critical Power Solutions	168	209	296	395
Unallocated corporate overhead expenses	2	2	4	4
Consolidated	$195	$228	$349	$432

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Operating (loss) income
Electrical Infrastructure	$(565)	$2,975	$54	$4,837
Critical Power Solutions	(611)	(506)	(1,171)	(943)
Unallocated corporate overhead expenses	(1,124)	(1,680)	(2,289)	(2,429)
Consolidated	$(2,300)	$789	$(3,406)	$1,465

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Revenues
United States	$6,340	$12,282	$14,930	$21,838

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

On June 15, 2023, Terrence and Kay Mimick (the “Plaintiffs”) filed a complaint in the U.S. District Court, District of Nebraska naming the Company, its wholly-owned subsidiary, Pioneer Critical Power, Inc., and an individual acting in his capacity as an employee of the Company, collectively as defendants. Plaintiffs filed an amended complaint on July 7, 2023, alleging negligent driving, negligent entrustment, and negligent hiring, training and supervision, as a result of a car accident that occurred on September 9, 2019, and seeking special damages related to the injuries allegedly sustained by Plaintiffs. The amended complaint also named Titan Energy Systems, Inc. as a defendant instead of Pioneer Critical Power, Inc. On July 27, 2023, the defendants filed an Answer to Plaintiff’s Amended Complaint. On October 6, 2023, a mediation was held, but the parties did not reach a settlement. In June 2024, another mediation was held and the parties reached a settlement for all of the Plaintiffs’ claims. The case was dismissed with prejudice on July 23, 2024. As of June 30, 2024, the Company recognized a liability of $5,000 related to this matter, which was included within accounts payable and accrued liabilities, with a corresponding insurance receivable of $5,000 related to the loss recovery, which was deemed to be probable and included within prepaid expenses and other current assets on the consolidated balance sheets.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income (loss), income (loss) per share, margins and profitability.

●	Many of our competitors are better established and have significantly greater resources and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Our ability to realize revenue reported in our backlog.

●	Our ability to remediate the material weaknesses identified in our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2023, or inability to otherwise maintain an effective system of internal control.

●	The effect that the restatement of the prior financial statements could have on investor confidence in us and raise reputational risk.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Material weaknesses in internal controls.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

●	Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

●	Our ability to regain and maintain compliance with the continued listing standards of Nasdaq.

●	Risks associated with litigation and claims, which could impact our financial results and condition.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the consolidated financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2024. There were no material changes to our accounting policies during the six months ended June 30, 2024.

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

Our summary of operating results during the three and six months ended June 30, 2024, and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Revenues
Electrical Infrastructure	$2,945	$9,376	$8,220	$16,185
Critical Power Solutions	3,395	2,906	6,710	5,653
Consolidated	6,340	12,282	14,930	21,838
Cost of goods sold
Electrical Infrastructure	2,933	5,984	7,015	10,651
Critical Power Solutions	2,754	2,420	5,534	4,476
Consolidated	5,687	8,404	12,549	15,127
Gross profit	653	3,878	2,381	6,711
Selling, general and administrative	2,689	3,059	5,295	5,090
Depreciation and amortization	26	30	43	156
Research and development	238	-	449	-
Total operating expenses	2,953	3,089	5,787	5,246
Operating (loss) income from continuing operations	(2,300)	789	(3,406)	1,465
Interest income	(17)	(79)	(48)	(132)
Other expense (income)	-	20	(40)	7
(Loss) income before income taxes	(2,283)	848	(3,318)	1,590
Income tax expense	-	-	-	-
Net (loss) income	$(2,283)	$848	$(3,318)	$1,590

Backlog

Our backlog is based on firm orders from our customers expected to be delivered in the future, most of which is expected to occur during the next twelve months. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. As of June 30, 2024, backlog from our E-Bloc power systems and related equipment was approximately $12,523, or 19% of the total backlog.

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	June 30,	March 31,	December 31,	September 30, 2023	June 30, 2023
	2024	2024	2023	(As Restated)	(As Restated)
Electrical Infrastructure	$39,670	$30,889	$28,497	$25,368	$25,225
Critical Power Solutions	27,251	15,022	16,668	8,027	7,146
Total order backlog	$66,921	$45,911	$45,165	$33,395	$32,371

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023 (As Restated)	Variance	%	2024	2023 (As Restated)	Variance	%
Electrical Infrastructure
Equipment	$2,945	$9,376	$(6,431)	(68.6)	$8,220	$16,185	$(7,965)	(49.2)
Service	-	-	-	-	-	-	-	-
	2,945	9,376	(6,431)	(68.6)	8,220	16,185	(7,965)	(49.2)
Critical Power Solutions
Equipment	1,160	1,016	144	14.2	2,487	1,701	786	46.2
Service	2,235	1,890	345	18.3	4,223	3,952	271	6.9
	3,395	2,906	489	16.8	6,710	5,653	1,057	18.7
Total revenue	$6,340	$12,282	$(5,942)	(48.4)	$14,930	$21,838	$(6,908)	(31.6)

For the three months ended June 30, 2024, our consolidated revenue decreased by $5,942, or 48.4%, to $6,340, down from $12,282 during the three months ended June 30, 2023, primarily due to a decrease in sales of equipment from our Electrical Infrastructure segment during the three months ended June 30, 2024.

For the six months ended June 30, 2024, our consolidated revenue decreased by $6,908 or 31.6%, to $14,930, down from $21,838 during the six months ended June 30, 2023, primarily due to a decrease in sales of equipment from our Electrical Infrastructure segment during the six months ended June 30, 2024.

Electrical Infrastructure. During the three months ended June 30, 2024, revenue from our equipment sales decreased by $6,431, or 68.6%, to $2,945, down from $9,376 during the three months ended June 30, 2023, primarily due to a decrease in shipments and revenue recognized over time from our equipment sales during the three months ended June 30, 2024.

During the six months ended June 30, 2024, revenue from our equipment sales decreased by $7,965, or 49.2%, to $8,220, down from $16,185 during the six months ended June 30, 2023, primarily due to a decrease in revenue recognized over time from our equipment sales during the six months ended June 30, 2024.

Critical Power Solutions. For the three months ended June 30, 2024, revenue for our Critical Power segment increased by $489, or 16.8%, to $3,395, up from $2,906 during the three months ended June 30, 2023, primarily due to an increase in service sales during the three months ended June 30, 2024.

For the six months ended June 30, 2024, revenue for our Critical Power segment increased by $1,057, or 18.7%, to $6,710, up from $5,653 during the six months ended June 30, 2023, primarily due to an increase in sales of our e-Boost equipment from our Pioneer eMobility business in addition to an increase in service sales during the six months ended June 30, 2024.

Gross Profit and Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023 (As Restated)	Variance	%	2024	2023 (As Restated)	Variance	%
Electrical Infrastructure
Gross profit	$12	$3,392	$(3,380)	(99.6)	$1,205	$5,534	$(4,329)	(78.2)
Gross margin %	0.4	36.2	(35.8)		14.7	34.2	(19.5)

Critical Power Solutions
Gross profit	641	486	155	31.9	1,176	1,177	(1)	(0.1)
Gross margin %	18.9	16.7	2.2		17.5	20.8	(3.3)

Consolidated gross profit	$653	$3,878	$(3,225)	(83.2)	$2,381	$6,711	$(4,330)	(64.5)
Consolidated gross margin %	10.3	31.6	(21.3)		15.9	30.7	(14.8)

For the three months ended June 30, 2024, our consolidated gross margin decreased to 10.3% of revenues, as compared to 31.6% during the three months ended June 30, 2023.

For the six months ended June 30, 2024, our consolidated gross margin decreased to 15.9% of revenues, as compared to 30.7% during the six months ended June 30, 2023.

Electrical Infrastructure. For the three months ended June 30, 2024, our gross margin percentage decreased by 35.8%, from 36.2% to 0.4%, as compared to the three months ended June 30, 2023. The decrease was primarily due to the decrease in sales of our power systems and switchgear equipment.

For the six months ended June 30, 2024, our gross margin percentage decreased by 19.5%, from 34.2% to 14.7%, as compared to the six months ended June 30, 2023. The decrease was primarily due to the decrease in sales of our E-Bloc power systems and medium and low voltage switchgear equipment.

Critical Power Solutions. For the three months ended June 30, 2024, our gross margin increased by 2.2%, from 16.7% to 18.9%, for the three months ended June 30, 2023. The increase was predominately due to the increase in sales of our equipment and service.

For the six months ended June 30, 2024, our gross margin decreased by 3.3%, from 20.8% to 17.5%, for the six months ended June 30, 2023. The decrease was primarily due to an unfavorable sales mix.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	Variance	%	2024	2023	Variance	%
Electrical Infrastructure
Selling, general and administrative	$563	$408	$155	38.0	$1,122	$680	$442	65.0
Depreciation and amortization	14	9	5	55.6	29	17	12	70.6
Segment operating expense	$577	$417	$160	38.4	$1,151	$697	$454	65.1

Critical Power Solutions
Selling, general and administrative	$1,004	$973	$31	3.2	$1,888	$1,985	$(97)	(4.9)
Depreciation and amortization	10	19	(9)	(47.4)	10	135	(125)	(92.6)
Research and development	238	-	238	-	449	-	449	-
Segment operating expense	$1,014	$992	$22	2.2	$2,347	$2,120	$227	(97)

Unallocated Corporate Overhead Expenses
Selling, general and administrative	$1,122	$1,678	$(556)	(33.1)	$2,285	$2,425	$(140)	(5.8)
Depreciation and amortization	2	2	-	-	4	4	-	-
Segment operating expense	$1,124	$1,680	$(556)	(33.1)	$2,289	$2,429	$(140)	(5.8)

Consolidated
Selling, general and administrative	$2,689	$3,059	$(370)	(12.1)	$5,295	$5,090	$205	4.0
Depreciation and amortization	26	30	(4)	(13.3)	43	156	(113)	(72.4)
Research and development	238	-	398	-	449	-	449	-
Consolidated operating expense	$2,953	$3,089	$24	(4.4)	$5,787	$5,246	$541	10.3

Selling, General and Administrative Expense. For the three months ended June 30, 2024, consolidated selling, general and administrative expense, before depreciation and amortization, decreased by approximately $370, or 12.1%, to $2,689, as compared to $3,059 during the three months ended June 30, 2023, primarily due to a decrease in stock-based compensation expense. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, increased to 42.4% during the three months ended June 30, 2024, as compared to 24.9% in the three months ended June 30, 2023.

For the six months ended June 30, 2024, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $205, or 4.0%, to $5,295, as compared to $5,090 during the six months ended June 30, 2023, primarily due to an increase in travel related costs. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, increased to 35.5% during the six months ended June 30, 2024, as compared to 23.3% in the six months ended June 30, 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of right-of-use assets related to our finance leases, and excludes amounts included in cost of sales. For the three months ended June 30, 2024, consolidated depreciation and amortization expense decreased by $4, or 13.3%, to $26, as compared to $30 during the three months ended June 30, 2023.

For the six months ended June 30, 2024, consolidated depreciation and amortization expense decreased by $113, or 72.4%, to $43, as compared to $156 during the six months ended June 30, 2023.

(Loss) Income from Operations

The following table represents our operating (loss) income by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023 (As Restated)	Variance	%	2024	2023 (As Restated)	Variance	%
Electrical Infrastructure	$(565)	$2,975	$(3,540)	(119.0)	$54	$4,837	$(4,783)	(98.9)
Critical Power Solutions	(611)	(506)	(105)	(20.8)	(1,171)	(943)	(228)	(24.2)
Unallocated corporate overhead expenses	(1,124)	(1,680)	556	33.1	(2,289)	(2,429)	140	5.8
(Loss) income from operations	$(2,300)	$789	$(3,089)	(391.5)	$(3,406)	$1,465	$(4,871)	332.5

Electrical Infrastructure. Operating income from our Electrical Infrastructure segment decreased by $3,540 during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to a decrease in sales of our electrical infrastructure equipment and an increase in selling, general and administrative expense.

Operating income from our Electrical Infrastructure segment decreased by $4,783 during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to a decrease in sales of our electrical infrastructure equipment and an increase in selling, general and administrative expense.

Critical Power Solutions. Operating loss from our Critical Power segment increased by $105 during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to an increase research and development costs related to our e-Boost equipment from Pioneer eMobility business and an unfavorable sales mix in the service business.

Operating loss from our Critical Power segment increased by $228 during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to an increase research and development costs related to our e-Boost equipment from Pioneer eMobility business and an unfavorable sales mix in the service business.

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

During the three months ended June 30, 2024, our unallocated corporate overhead expense decreased by $556, or 33.1%, as compared to the three months ended June 30, 2023, primarily due to a decrease in stock-based compensation expense.

During the six months ended June 30, 2024, our unallocated corporate overhead expense decreased by $140, or 5.8%, as compared to the six months ended June 30, 2023, primarily due to a decrease in stock-based compensation expense.

Non-Operating (Income) Expense

Interest Income. For the three and six months ended June 30, 2024, we had interest income of approximately $17 and $48, respectively, as compared to interest income of approximately $79 and $132, respectively, during the three and six months ended June 30, 2023. We generated the majority of our interest income from our cash on hand during the six months ended June 30, 2024, and 2023.

Other Expense (Income). Other expense (income) in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the three and six months ended June 30, 2024, other non-operating income was $0 and $40, respectively, as compared to other non-operating expense of $20 and $7, respectively, during the three and six months ended June 30, 2023.

Provision for Income Taxes. Our effective income tax rate for the three and six months ended June 30, 2024, and 2023 was 0.0%.

Net Loss (Income) per Share

We generated a net loss of $2,283 during the three months ended June 30, 2024, as compared to net income of $848 during the three months ended June 30, 2023.

Our net loss per basic and diluted share for the three months ended June 30, 2024, was $0.21, as compared to net income per basic share of $0.09 and net income per diluted share of $0.08 for the three months ended June 30, 2023.

We generated a net loss of $3,318 during the six months ended June 30, 2024, as compared to net income of $1,590 during the six months ended June 30, 2023.

Our net loss per basic and diluted share for the six months ended June 30, 2024, was $0.32, as compared to net income per basic share of $0.16 and net income per diluted share of $0.15 for the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

General. On October 20, 2020, we entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). As of June 30, 2024, the Company had $6,512 of cash on hand generated primarily from the sale of common stock under the ATM Program. Since October 20, 2020, and through June 30, 2024, the Company sold an aggregate of 1,835,616 shares of common stock for aggregate gross proceeds of approximately $14,051, before any sales agent fees and expenses payable by us under the ATM Program. During the six months ended June 30, 2024, the Company sold an aggregate of 919,557 shares of common stock for an aggregate consideration of approximately $5,147, before any sales agent fees and expenses payable by the Company under the ATM Program. As of June 30, 2024, $69,853 of common stock remained available for issuance under the ATM Program.

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. As a result of the current uncertainty in economic activity, we are unable to predict the potential size and duration of the impact on our revenue and our results of operations, if any. The extent of the potential impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. We continue to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on our business. During the six months ended June 30, 2024, we were able to operate substantially at capacity.

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

Cash (Used in)/ Provided by Operating Activities. Cash used in our operating activities was $1,379 during the six months ended June 30, 2024, as compared to cash provided by operating activities of $366 during the six months ended June 30, 2023. The increase in cash used in operating activities is primarily due to the increase in our net loss and working capital fluctuations.

Cash Used in Investing Activities. Cash used in investing activities during the six months ended June 30, 2024, was $614, as compared to $810 during the six months ended June 30, 2023. Additions to property and equipment during the six months ended June 30, 2024, were $614, as compared to $810 of additions during the six months ended June 30, 2023.

Cash Provided by/ (Used in) Financing Activities. Cash provided by our financing activities was $4,923 during the six months ended June 30, 2024, as compared to cash used in financing activities of $228 during the six months ended June 30, 2023. The increase in cash provided by financing activities is primarily due to the sale of common stock under the ATM Program.

Working Capital. As of June 30, 2024, we had working capital of $11,140, including $6,512 of cash on hand, compared to working capital of $9,421, including $3,582 of cash on hand as of December 31, 2023.

Assessment of Liquidity. As of June 30, 2024, we had $6,512 of cash on hand generated primarily from the sale of common stock under the ATM Program. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of the transformer business units in August 2019, sale of common stock under the ATM Program and collecting all unpaid principal and interest from the Seller Notes. Historically, our cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions.

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

As of June 30, 2024, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

The Company had $614 of additions to property and equipment during the six months ended June 30, 2024, as compared to $810 of additions to property and equipment during the six months ended June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2024. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2023, and continued to exist as of June 30, 2024:

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

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business.

On June 15, 2023, Terrence and Kay Mimick (the “Plaintiffs”) filed a complaint in the U.S. District Court, District of Nebraska naming the Company, its wholly-owned subsidiary, Pioneer Critical Power, Inc., and an individual acting in his capacity as an employee of the Company, collectively as defendants. Plaintiffs filed an amended complaint on July 7, 2023, alleging negligent driving, negligent entrustment, and negligent hiring, training and supervision, as a result of a car accident that occurred on September 9, 2019, and seeking special damages related to the injuries allegedly sustained by Plaintiffs. The amended complaint also named Titan Energy Systems, Inc. as a defendant instead of Pioneer Critical Power, Inc. On July 27, 2023, the defendants filed an Answer to Plaintiff’s Amended Complaint. On October 6, 2023, a mediation was held, but the parties did not reach a settlement. In June 2024, another mediation was held and the parties reached a settlement for all of the Plaintiffs’ claims. The case was dismissed with prejudice on July 23, 2024.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on July 26, 2024, and are supplemented with the following revised risk factors:

We may not meet the continued listing requirements of Nasdaq, which could result in a delisting of our common stock.

As previously disclosed, on April 18, 2024, we received a notice (the “10-K Notice”) from the Listing Qualifications staff of Nasdaq (the “Staff”) notifying us that as we had not yet filed our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), we no longer complied with Listing Rule 5250(c)(1) for continued listing on Nasdaq (the “Listing Rule”). On May 24, 2024, we received an additional notice from Nasdaq notifying us that as we had not yet filed our Form 10-Q for the quarter ended March 31, 2024 (the “Q1 10-Q”), and because we remained delinquent in filing the Form 10-K, we did not comply with the Listing Rule. On July 26, 2024, we filed the Form 10-K with the SEC and are now in compliance with such filing.

On August 21, 2024, we received a notice from Nasdaq notifying us that as we had not yet filed our Form 10-Q for the quarter ended June 30, 2024 (the “Q2 10-Q”, and together with the Q1 10-Q, the “Delinquent Filings”), we were not in compliance with the Listing Rule. We previously submitted a plan to Nasdaq (the “Plan”) on June 17, 2024, to regain compliance with respect to the Delinquent Filings and Nasdaq granted an exception until September 20, 2024, to file the Delinquent Filings. Pursuant to the notice we received on August 21, 2024, we were required to submit an update to the Plan to Nasdaq by September 5, 2024, to regain compliance. We submitted an update to the Plan to Nasdaq on September 5, 2024, and we filed the Q1 10-Q on September 10, 2024. On September 19, 2024, Nasdaq granted us an additional exception of up to a maximum of 180 calendar days from the prescribed filing due date of the Form 10-K to file the Q2 10-Q, or until October 14, 2024, to regain compliance. In the event we do not satisfy these terms, the Staff will provide written notification that our securities will be delisted. At that time, we may appeal the Staff’s determination to a hearings panel.

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

We depend on two customers for a large portion of our business, and any change in the level of orders from these customers could have a significant impact on our results of operations. Approximately 10% of our sales during the three months ended June 30, 2024, were made to one customer and approximately 16% of our sales during the six months ended June 30, 2024, were made to another customer. Loss of business from these customers could have an adverse effect on our business, financial condition and operating results. The majority of our sales to these customers were made pursuant to contract terms and conditions for each project.

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
101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE* 104*

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

PIONEER POWER SOLUTIONS, INC.

Date: October 8, 2024	By:	/s/ Nathan J. Mazurek
	Name:	Nathan J. Mazurek
	Title:	Chief Executive Officer (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: October 8, 2024		/s/ Walter Michalec
	Name:	Walter Michalec
	Title:	Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

