Form 10-Q
period 2024-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2024-11-14
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 13, 2024, was 11,012,503.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Revenues	$10,911	$11,453	$25,841	$33,291
Cost of goods sold	8,845	7,755	21,394	22,882
Gross profit	2,066	3,698	4,447	10,409
Operating expenses
Selling, general and administrative	2,907	2,758	8,245	8,004
Research and development	256	-	705	-
Total operating expenses	3,163	2,758	8,950	8,004
(Loss) income from operations	(1,097)	940	(4,503)	2,405
Interest expense (income)	23	(60)	(25)	(192)
Other expense (income), net	1	(11)	(39)	(4)
(Loss) income before income taxes	(1,121)	1,011	(4,439)	2,601
Income tax expense	-	-	-	-
Net (loss) income	$(1,121)	$1,011	$(4,439)	$2,601

(Loss) income per share:
Basic	$(0.10)	$0.10	$(0.42)	$0.26
Diluted	$(0.10)	$0.10	$(0.42)	$0.26

Weighted average common shares outstanding:
Basic	10,917,038	10,010,226	10,652,911	9,896,850
Diluted	10,917,038	10,250,099	10,652,911	10,049,009

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except for share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$3,080	$3,582
Accounts receivable, net of allowance for credit losses of $52 and $97 as of September 30, 2024 and December 31, 2023, respectively	9,799	9,010
Inventories	16,099	7,579
Prepaid expenses and other current assets	2,476	7,512
Total current assets	31,454	27,683
Property and equipment, net	4,705	3,899
Operating lease right-of-use assets	3,546	760
Financing lease right-of-use assets	278	403
Deferred financing costs	-	195
Other assets	75	82
Total assets	$40,058	$33,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,071	$12,609
Current portion of operating lease liabilities	751	582
Current portion of financing lease liabilities	120	139
Deferred revenue	10,409	4,932
Total current liabilities	22,351	18,262
Operating lease liabilities, non-current portion	2,818	215
Financing lease liabilities, non-current portion	173	278
Other long-term liabilities	36	49
Total liabilities	25,378	18,804
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 10,917,038 and 9,930,022 shares issued and outstanding on September 30, 2024 and December 31, 2023, respectively	11	10
Additional paid-in capital	38,737	33,837
Accumulated deficit	(24,068)	(19,629)
Total stockholders’ equity	14,680	14,218
Total liabilities and stockholders’ equity	$40,058	$33,022

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023 (As Restated)
Operating activities
Net (loss) income	$(4,439)	$2,601
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	471	370
Amortization of right-of-use financing leases	93	269
Amortization of right-of-use operating leases	551	514
Change in allowance for credit losses	(46)	80
Stock-based compensation	334	1,246
Other	-	(15)
Changes in current operating assets and liabilities:
Accounts receivable	(966)	1,642
Inventories	(8,520)	(1,095)
Prepaid expenses and other assets	5,048	(2,990)
Income taxes	(5)	(4)
Accounts payable, accrued liabilities and other liabilities	(1,550)	2,407
Deferred revenue	5,477	(4,733)
Operating lease liabilities	(566)	(520)
Net cash used in operating activities	(4,118)	(228)

Investing activities
Purchases of property and equipment	(1,277)	(2,345)
Net cash used in investing activities	(1,277)	(2,345)

Financing activities
Net proceeds from the exercise of options for common stock	-	50
Net proceeds from issuance of common stock	4,986	177
Payment of deferred financing costs	-	(73)
Principal repayments of financing leases	(93)	(296)
Net cash provided by/ (used in) financing activities	4,893	(142)

Decrease in cash	(502)	(2,715)
Cash, beginning of period	3,582	10,296
Cash, end of period	$3,080	$7,581

Supplemental cash flow information:
Interest paid	$26	$-
Non-cash investing and financing activities:
Acquisition of right-of-use assets and lease liabilities	3,337	-
Deferred financing costs included in accounts payable and accrued liabilities	-	122
Surrender and retirement of common stock	224	720

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - June 30, 2023 (As Restated)	9,994,545	$10	$33,821	$-	$(16,141)	$17,690
Net income	-	-	-	-	1,011	1,011
Stock-based compensation	10,000	-	285	-	-	285
Surrender and retirement of common stock	(117,082)	-	(720)	-	-	(720)
Exercise of stock options	15,000	-	50	-	-	50
Issuance of common stock, net of transaction costs	27,559	-	177	-	-	177
Balance - September 30, 2023 (As Restated)	9,930,022	$10	$33,612	$-	$(15,130)	$18,492

Balance - June 30, 2024	10,917,038	$11	$38,724	$-	$(22,947)	$15,788
Net loss	-	-	-	-	(1,121)	(1,121)
Stock-based compensation	-	-	13	-	-	13
Balance - September 30, 2024	10,917,038	$11	$38,737	$-	$(24,068)	$14,680

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2023 (As Restated)	9,644,545	$10	$32,859	$14	$(17,731)	$15,152
Net income	-	-	-	-	2,601	2,601
Stock-based compensation	360,000	-	1,246	-	-	1,246
Surrender and retirement of common stock	(117,082)	-	(720)	-	-	(720)
Exercise of stock options	15,000	-	50	-	-	50
Issuance of common stock, net of transaction costs	27,559	-	177	-	-	177
Other	-	-	-	(14)	-	(14)
Balance - September 30, 2023 (As Restated)	9,930,022	$10	$33,612	$-	$(15,130)	$18,492

Balance - January 1, 2024	9,930,022	$10	$33,837	$-	$(19,629)	$14,218
Net loss	-	-	-	-	(4,439)	(4,439)
Stock-based compensation	125,000	-	334	-	-	334
Issuance of common stock, net of transaction costs	919,557	1	4,790	-	-	4,791
Surrender and retirement of common stock	(57,541)	-	(224)	-	-	(224)
Balance - September 30, 2024	10,917,038	$11	$38,737	$-	$(24,068)	$14,680

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the Quarterly Period Ended September 30, 2024

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

We have two reportable segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2024: Electrical Infrastructure Equipment (“Electrical Infrastructure”) and Critical Power Solutions (“Critical Power”). On October 29, 2024, the Company closed on the sale of its Electrical Infrastructure segment. See “Note 11 – Subsequent Events”.

Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and reflect the accounts of the Company as of September 30, 2024. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited consolidated financial statements but this filing does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

All dollar amounts (except share and per share data) presented in the notes to our unaudited condensed interim consolidated financial statements are stated in thousands of dollars, unless otherwise noted. ASC 740-270 requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period unless certain exceptions are met. We have used a discrete-period computation method to calculate taxes for the fiscal nine-month period ended September 30, 2024. The Company is currently in the process of estimating its annual effective tax rate for the year ending December 31, 2024 and, as such, the annual effective tax rate is unknown. As of September 30, 2024, the Company continues to provide a 100% valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

These unaudited condensed interim consolidated financial statements include the accounts of Pioneer and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed interim consolidated financial statements should be read in conjunction with the risk factors under the heading “Part II - Item 1A. Risk Factors” and the risk factors and the audited consolidated financial statements and notes thereto of the Company and its subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, and June 30, 2024.

Liquidity

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of September 30, 2024, the Company had $3,080 of cash on hand and working capital of $9,103. The cash on hand was generated primarily from the sale of common stock under the ATM Program (as defined below). On October 20, 2020, we entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). Since October 20, 2020, and through September 30, 2024, the Company sold an aggregate of 1,835,616 shares of common stock for aggregate gross proceeds of approximately $14,051, before any sales agent fees and expenses payable by us under the ATM Program. During the nine months ended September 30, 2024, the Company sold an aggregate of 919,557 shares of common stock for an aggregate consideration of approximately $5,147, before any sales agent fees and expenses payable by the Company under the ATM Program. As of September 30, 2024, $69,853 of common stock remained available for issuance under the ATM Program.

On October 29, 2024, the Company closed on the sale of its Pioneer Custom Electrical Products, LLC subsidiary for gross cash proceeds of $48,000. See “Note 11 – Subsequent Events”.

The Company has historically met its cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of the transformer business units in August 2019 and the sale of common stock under the ATM Program. Historically, the Company’s cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions. The Company expects to meet its cash needs with the working capital and cash flows from the Company’s operating activities and proceeds from the sale of its subsidiary. The Company expects its cash requirements to be generally for operating activities, product development and capital improvements. The Company expects that its current cash balance is sufficient to fund operations for the next twelve months from the date our unaudited condensed interim consolidated financial statements are issued.

Risks and Uncertainties

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. As a result of the current uncertainty in economic activity, the Company is unable to predict the potential size and duration of the impact on its revenue and its results of operations, if any. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business. During the three and nine months ended September 30, 2024, the Company was able to operate substantially at capacity.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and related disclosures.

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

At the outset of each contract, the Company gauges its complexity and perceived risks and establishes an estimated total number of labor hours at completion in line with these expectations. The Company follows a standard contract review process in which the Company reviews the progress and performance of its ongoing contracts at least quarterly.

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

Accounts Receivable

On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” using a modified retrospective approach. The standard amends several aspects of the measurement of credit losses related to certain financial instruments, including the replacement of the existing incurred credit loss model and other models with the current expected credit losses model. The cumulative effect of adoption did not result in an adjustment to the allowance for credit loss and, accordingly, the Company’s accumulated deficit as of January 1, 2023.

The Company accounts for trade receivables at original invoice amount less an estimate made for expected credit losses. The Company’s allowance for expected credit losses on accounts receivable reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. There were $52 and $97 of reserves for expected credit losses as of September 30, 2024, and December 31, 2023, respectively.

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

During the three months ended September 30, 2024, the Company recognized $6,607 of revenue over time, as compared to $9,900 during the three months ended September 30, 2023. Additionally, the Company recognized $4,304 and $1,553 of revenue at a point in time from the sale of our products during the three months ended September 30, 2024, and September 30, 2023, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $2,455 and $2,063 of service revenue during the three months ended September 30, 2024, and September 30, 2023, respectively.

During the nine months ended September 30, 2024, the Company recognized $15,447 of revenue over time, as compared to $24,635 during the nine months ended September 30, 2023. Additionally, the Company recognized $10,394 and $8,656 of revenue at a point in time from the sale of our products during the nine months ended September 30, 2024, and September 30, 2023, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $6,678 and $6,014 of service revenue during the nine months ended September 30, 2024, and September 30, 2023, respectively.

During the three months ended September 30, 2024, the Company recognized approximately $220 of revenue that was classified as deferred revenue as of December 31, 2023, as compared to $2,569 of revenue recognized during the three months ended September 30, 2023 that was classified as deferred revenue as of December 31, 2022, resulting primarily from the progress made on the various active contracts during the respective reporting periods.

During the nine months ended September 30, 2024, the Company recognized approximately $2,688 of revenue that was classified as deferred revenue as of December 31, 2023, as compared to $8,535 of revenue recognized during the nine months ended September 30, 2023 that was classified as deferred revenue as of December 31, 2022, resulting primarily from the progress made on the various active contracts during the respective reporting periods.

The Company manages its accounts receivable credit risk by performing credit evaluations and monitoring amounts due from the Company’s customers. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

As of September 30, 2024, one customer represented approximately 20% of the Company’s accounts receivable. As of December 31, 2023, one customer represented approximately 23% of the Company’s accounts receivable.

For the three months ended September 30, 2024, two customers represented approximately 26% and 10% of the Company’s revenue. For the three months ended September 30, 2023, two customers represented approximately 55% and 12% of the Company’s revenue.

For the nine months ended September 30, 2024, one customer represented approximately 11% of the Company’s revenue. For the nine months ended September 30, 2023, two customers represented approximately 44% and 20% of the Company’s revenue.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the three and nine months ended September 30, 2024, and September 30, 2023, were insignificant.

The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Products	$8,456	$9,390	$19,163	$27,277
Services	2,455	2,063	6,678	6,014
Total revenue	$10,911	$11,453	$25,841	$33,291

See “Note 9 - Business Segment and Geographic Information”.

Lease revenues (Topic 842)

ASC 842 revenues pertain to revenues and expenses related to the leasing of electric generators.

The Company accounts for such rentals as operating leases. The lease terms are included in the Company’s contracts, and the determination of whether the Company’s contracts contain leases generally does not require significant assumptions or judgments. The Company’s lease revenues do include variable lease payments based on hours. Revenues attributable to the variable lease payments are recognized when earned. There were no leasing revenues arising from variable lease payments during the three and nine months ended September 30, 2024, and 2023. For the three and nine months ended September 30, 2024, leasing revenues were $559 and $1,305, respectively, and are included in revenue from products. For the three and nine months ended September 30, 2023, leasing revenues were $246 and $719, respectively, and are included in revenue from products.

The Company does not provide an option for the lessee to purchase the rented equipment at the end of the lease. Lessees do not provide residual value guarantees on rented equipment.

The Company expects to derive significant future benefits from its equipment following the end of the rental term. The Company recognizes revenue over the contractual period of performance of the rental term.

The following table presents our lease revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues - leases
Fixed lease revenue	$559	$246	$1,305	$719
Total revenues - leases	$559	$246	$1,305	$719

4. INVENTORIES

The components of inventories are summarized below:

	September 30,	December 31,
	2024	2023
Raw materials	$10,232	$5,316
Work in process	5,867	2,263
Total inventories	$16,099	$7,579

Inventories are stated at the lower of cost or a net realizable value determined on a weighted average method.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	September 30,	December 31,
	2024	2023
Machinery, vehicles and equipment	$5,152	$3,220
Furniture and fixtures	208	208
Computer hardware and software	746	650
Leasehold improvements	367	368
Construction in progress	1,274	2,024
	7,747	6,470
Less: accumulated depreciation	(3,042)	(2,571)
Total property and equipment, net	$4,705	$3,899

Depreciation expense was $185 and $143 for the three months ended September 30, 2024, and 2023, respectively.

Depreciation expense was $471 and $370 for the nine months ended September 30, 2024, and 2023, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	September 30,	December 31,
	2024	2023
Accounts payable	$9,627	$5,396
Accrued liabilities	1,444	7,213
Total accounts payable and accrued liabilities	$11,071	$12,609

Accrued liabilities primarily consist of accrued legal settlement costs, accrued sales commissions, accrued compensation and benefits, accrued sales and use taxes and accrued insurance. As of September 30, 2024, and December 31, 2023, accrued sales commissions were $364 and $442, respectively. Accrued compensation and benefits as of September 30, 2024, and December 31, 2023, were $319 and $294, respectively. There were no accrued legal settlement costs as of September 30, 2024, compared to $5,000 as of December 31, 2023. Accrued sales and use taxes as of September 30, 2024, and December 31, 2023, were $224 and $67, respectively, and there was no accrued insurance as of September 30, 2024, compared to $795 as of December 31, 2023. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

As of September 30, 2024, two of the Company’s suppliers represented approximately 44% of the Company’s accounts payable. As of December 31, 2023, one of the Company’s suppliers represented approximately 18% of the Company’s accounts payable.

7. STOCK-BASED COMPENSATION

Stock-Based Compensation

A summary of stock option activity during the nine months ended September 30, 2024, is as follows:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2024	706,167	$5.49
Granted	5,146	3.89
Exercised	-	-
Forfeited/expired	(57,000)	10.21
Outstanding as of September 30, 2024	654,313	$5.07	5.29	$507
Exercisable as of September 30, 2024	636,335	$5.02	5.19	$506

A summary of RSU activity during the nine months ended September 30, 2024, is as follows:

		Weighted-average	Weighted-average
		grant-date	grant-date
	Number of units	fair value per share	fair value
Unvested restricted stock units as of January 1, 2024	125,000	$4.35	$543
Units granted	-	-	-
Units vested	(125,000)	4.35	(543)
Units forfeited	-	-	-
Unvested restricted stock units as of September 30, 2024	-	$-	$-

Stock-based compensation expense recorded for the three and nine months ended September 30, 2024, was approximately $13 and $334, respectively. Stock-based compensation expense recorded for the three and nine months ended September 30, 2023, was approximately $285 and $1,246, respectively. As of September 30, 2024, there was $96 of stock-based compensation expense remaining to be recognized in the consolidated statements of operations over a weighted average remaining period of 1.9 years.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Numerator:
Net (loss) income	$(1,121)	$1,011	$(4,439)	$2,601

Denominator:
Weighted average basic shares outstanding	10,917,038	10,010,226	10,652,911	9,896,850
Effect of dilutive securities - equity based compensation plans	-	239,873	-	152,159
Weighted average diluted shares outstanding	10,917,038	10,250,099	10,652,911	10,049,009

Net (loss) income per common share:
Basic	$(0.10)	$0.10	$(0.42)	$0.26
Diluted	$(0.10)	$0.10	$(0.42)	$0.26

As of September 30, 2024, diluted (loss) income per share excludes potentially dilutive common shares related to 654,313 shares underlying stock options as their effect was anti-dilutive.

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

On October 29, 2024, the Company closed on the sale of its Electrical Infrastructure segment. See “Note 11 – Subsequent Events”.

The following tables present information about segment loss and income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Revenues
Electrical Infrastructure
Equipment	$4,495	$8,585	$12,715	$24,770
Service	-	75	-	75
	4,495	8,660	12,715	24,845
Critical Power Solutions
Equipment	3,961	805	6,448	2,507
Service	2,455	1,988	6,678	5,939
	6,416	2,793	13,126	8,446
Consolidated	$10,911	$11,453	$25,841	$33,291

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Depreciation and amortization
Electrical Infrastructure	$22	$18	$71	$51
Critical Power Solutions	190	187	486	581
Unallocated corporate overhead expenses	3	2	7	7
Consolidated	$215	$207	$564	$639

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Operating (loss) income
Electrical Infrastructure	$(382)	$2,665	$(329)	$7,503
Critical Power Solutions	211	(621)	(959)	(1,564)
Unallocated corporate overhead expenses	(926)	(1,104)	(3,215)	(3,534)
Consolidated	$(1,097)	$940	$(4,503)	$2,405

Revenues are attributable to countries based on the location of the Company’s customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Revenues
United States	$10,911	$11,453	$25,841	$33,291

10. COMMITMENTS AND CONTINGENCIES

Litigation and Claims

Leases

During the three months ended September 30, 2024, the Company executed an extension of its operating lease for the manufacturing facility in Santa Fe Springs, California. After adjusting for a weighted average discount rate, the Company recognized a right-of-use asset and lease liability of approximately $3,337 within the condensed consolidated balance sheets.

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

11. SUBSEQUENT EVENTS

Sale of Subsidiary

On October 29, 2024, the Company entered into an Equity Contribution and Purchase Agreement (the “Equity Purchase Agreement”), by and among the Company, Pioneer Custom Electrical Products, LLC, a wholly owned subsidiary of the Company (“Pioneer Custom”), Voltaris Power LLC (the “Buyer”) and Pioneer Investment LLC (“Investment”). Pursuant to the terms of the Equity Purchase Agreement, the Company agreed to:

(i)	contribute 4% of all of the issued and outstanding equity interests of Pioneer Custom to Investment (the “Rollover Interests”) in exchange for Investment issuing $2,000 of common units (representing approximately 6% of Investment’s issued and outstanding common units on the Closing Date (as defined below)) (the “Rollover Units”) to the Company; and
(ii)	sell all of the issued and outstanding equity interests of Pioneer Custom other than the Rollover Interests to the Buyer ((i) and (ii) being, the “Equity Transaction”).

The Equity Transaction included total consideration of (i) $48,000 in cash, subject to adjustment pursuant to the terms of the Equity Purchase Agreement, and (ii) $2,000 in equity pursuant to Investment’s issuance of the Rollover Units to the Company.

Following the execution of the Equity Purchase Agreement, the Equity Transaction was consummated on October 29, 2024 (the “Closing Date”). Pioneer Custom represents the entirety of the Company’s Electrical Infrastructure segment.

In addition, upon the closing of the Equity Transaction, the Company and the Buyer entered into a transition services agreement, pursuant to which (i) the Company will provide certain transition services to the Buyer for various service periods ranging from 30 days to 12 months following the Closing Date and (ii) the Buyer will provide one specific transition service to the Company until October 31, 2025.

Option Exercises

Subsequent to September 30, 2024, the Company issued an aggregate of 95,465 shares of common stock (net of 12,535 shares repurchased) pursuant to option exercises for aggregate net proceeds of $339.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on July 26, 2024.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial construction market, but also in the power generation, industrial production and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income (loss), income (loss) per share, margins and profitability.

●	Many of our competitors are better established and have significantly greater resources and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Our ability to realize revenue reported in our backlog.

●	Our ability to remediate the material weaknesses identified in our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2023, or inability to otherwise maintain an effective system of internal control.

●	The effect that the restatement of the prior financial statements could have on investor confidence in us and raise reputational risk.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Material weaknesses in internal controls.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

●	Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

●	Our ability to maintain compliance with the continued listing standards of Nasdaq.

●	Risks associated with litigation and claims, which could impact our financial results and condition.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in the Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, and June 30, 2024, and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

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

Recent Developments

Sale of Subsidiary

On October 29, 2024, the Company entered into an Equity Contribution and Purchase Agreement (the “Equity Purchase Agreement”), by and among the Company, Pioneer Custom Electrical Products, LLC, a wholly owned subsidiary of the Company (“Pioneer Custom”), Voltaris Power LLC (the “Buyer”) and Pioneer Investment LLC (“Investment”). Pursuant to the terms of the Equity Purchase Agreement, the Company agreed to:

(i)	contribute 4% of all of the issued and outstanding equity interests of Pioneer Custom to Investment (the “Rollover Interests”) in exchange for Investment issuing $2,000 of common units (representing approximately 6% of Investment’s issued and outstanding common units on the Closing Date (as defined below)) (the “Rollover Units”) to the Company; and
(ii)	sell all of the issued and outstanding equity interests of Pioneer Custom other than the Rollover Interests to the Buyer ((i) and (ii) being, the “Equity Transaction”).

The Equity Transaction included total consideration of (i) $48,000 in cash, subject to adjustment pursuant to the terms of the Equity Purchase Agreement, and (ii) $2,000 in equity pursuant to Investment’s issuance of the Rollover Units to the Company.

Following the execution of the Equity Purchase Agreement, the Equity Transaction was consummated on October 29, 2024 (the “Closing Date”).

In addition, upon the closing of the Equity Transaction, the Company and the Buyer entered into a transition services agreement, pursuant to which (i) the Company will provide certain transition services to the Buyer for various service periods ranging from 30 days to 12 months following the Closing Date and (ii) the Buyer will provide one specific transition service to the Company until October 31, 2025.

Description of Business Segments

As of September 30, 2024, we had two reportable segments: Electrical Infrastructure Equipment (“Electrical Infrastructure”) and Critical Power Solutions (“Critical Power”).

●	Our Electrical Infrastructure business provides equipment solutions that allow customers to effectively and efficiently protect, control, transfer, monitor and manage their electric energy usage and requirements. These solutions are marketed principally through our Pioneer Custom Electrical Products Corp. (“PCEP”) brand name.

●	Our Critical Power business provides customers with our suite of mobile e-Boost© EV charging solutions, power generation equipment and all forms of preventative maintenance, repairs, remote monitoring and other equipment service on our customers’ equipment. These products and services are marketed by our operations headquartered in Minnesota, currently doing business under our Pioneer eMobility (“e-Boost”), Titan Energy Systems Inc. (“Titan”) and Pioneer Critical Power brand names.

●	On October 29, 2024, we closed on the sale of our Electrical Infrastructure segment. See “Recent Developments”.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the consolidated financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2024. There were no material changes to our accounting policies during the nine months ended September 30, 2024.

RESULTS OF OPERATIONS

Overview of the Three and Nine Months Results

Selected financial and operating data for our reportable business segments for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in “Note 9 - Business Segment and Geographic Information” and in our unaudited condensed interim Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary of operating results during the three and nine months ended September 30, 2024, and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Revenues
Electrical Infrastructure	$4,495	$8,660	$12,715	$24,845
Critical Power Solutions	6,416	2,793	13,126	8,446
Consolidated	10,911	11,453	25,841	33,291
Cost of goods sold
Electrical Infrastructure	3,951	5,401	10,967	16,051
Critical Power Solutions	4,894	2,354	10,427	6,831
Consolidated	8,845	7,755	21,394	22,882
Gross profit	2,066	3,698	4,447	10,409
Selling, general and administrative	2,881	2,726	8,176	7,816
Depreciation and amortization	26	32	69	188
Research and development	256	-	705	-
Total operating expenses	3,163	2,758	8,950	8,004
Operating (loss) income from continuing operations	(1,097)	940	(4,503)	2,405
Interest expense (income)	23	(60)	(25)	(192)
Other expense (income)	1	(11)	(39)	(4)
(Loss) income before income taxes	(1,121)	1,011	(4,439)	2,601
Income tax expense	-	-	-	-
Net (loss) income	$(1,121)	$1,011	$(4,439)	$2,601

Backlog

Our backlog is based on firm orders from our customers expected to be delivered in the future, most of which is expected to occur during the next twelve months. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. Backlog reflects the amount of revenue we expect to realize upon the shipment of customer orders for our products that are not yet complete or for which work has not yet begun. As of September 30, 2024, backlog from our E-Bloc power systems and related equipment was approximately $13,236, or 20% of the total backlog.

The following table represents the progression of our backlog, by reporting segment, as of the end of the last five quarters:

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023 (As Restated)
Electrical Infrastructure	$42,112	$39,670	$30,889	$28,497	$25,368
Critical Power Solutions	24,038	27,251	15,022	16,668	8,027
Total order backlog	$66,150	$66,921	$45,911	$45,165	$33,395

Revenue

The following table represents our revenues by reporting segment and major product category for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023 (As Restated)	Variance	%	2024	2023 (As Restated)	Variance	%
Electrical Infrastructure
Equipment	$4,495	$8,585	$(4,090)	(47.6)	$12,715	$24,770	$(12,055)	(48.7)
Service	-	75	(75)	(100.0)	-	75	(75)	(100.0)
	4,495	8,660	(4,165)	(48.1)	12,715	24,845	(12,130)	(48.8)
Critical Power Solutions
Equipment	3,961	805	3,156	392.0	6,448	2,507	3,941	157.2
Service	2,455	1,988	467	23.5	6,678	5,939	739	12.4
	6,416	2,793	3,623	129.8	13,126	8,446	4,680	55.4
Total revenue	$10,911	$11,453	$(542)	(4.7)	$25,841	$33,291	$(7,450)	(22.4)

For the three months ended September 30, 2024, our consolidated revenue decreased by $542, or 4.7%, to $10,911, down from $11,453 during the three months ended September 30, 2023, primarily due to a decrease in sales of equipment from our Electrical Infrastructure segment during the three months ended September 30, 2024.

For the nine months ended September 30, 2024, our consolidated revenue decreased by $7,450 or 22.4%, to $25,841, down from $33,291 during the nine months ended September 30, 2023, primarily due to a decrease in sales of equipment from our Electrical Infrastructure segment during the nine months ended September 30, 2024.

Electrical Infrastructure. During the three months ended September 30, 2024, revenue from our equipment sales decreased by $4,165, or 48.1%, to $4,495, down from $8,660 during the three months ended September 30, 2023, primarily due to a decrease in shipments and revenue recognized over time from our equipment sales during the three months ended September 30, 2024.

During the nine months ended September 30, 2024, revenue from our Electrical Infrastructure segment decreased by $12,130, or 48.8%, to $12,715, down from $24,845 during the nine months ended September 30, 2023, primarily due to a decrease in shipments and revenue recognized over time from our equipment sales during the nine months ended September 30, 2024.

Critical Power Solutions. For the three months ended September 30, 2024, revenue for our Critical Power segment increased by $3,623, or 129.8%, to $6,416, up from $2,793 during the three months ended September 30, 2023, primarily due to an increase in equipment and service sales during the three months ended September 30, 2024. For the three months ended September 30, 2024, revenue from our equipment sales increased by $3,156, or 392%, to $3,961, up from $805 during the three months ended September 30, 2023, primarily due to delivering $3,000 of e-Boost equipment during the third quarter of 2024 and no comparable shipments during the third quarter of 2023.

For the nine months ended September 30, 2024, revenue for our Critical Power segment increased by $4,680, or 55.4%, to $13,126, up from $8,446 during the nine months ended September 30, 2023, primarily due to an increase in equipment and service sales during the nine months ended September 30, 2024. For the nine months ended September 30, 2024, revenue from our equipment sales increased by $3,941, or 157.2%, to $6,448, up from $2,507 during the nine months ended September 30, 2023, primarily due to delivering $3,000 of e-Boost equipment during the third quarter of 2024 and no comparable shipments during 2023.

Gross Profit and Margin

The following table represents our gross profit by reporting segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023 (As Restated)	Variance	%	2024	2023 (As Restated)	Variance	%
Electrical Infrastructure
Gross profit	$544	$3,259	$(2,715)	(83.3)	$1,748	$8,794	$(7,046)	(80.1)
Gross margin %	12.1	37.6	(25.5)		13.7	35.4	(21.7)

Critical Power Solutions
Gross profit	1,522	439	1,083	246.7	2,699	1,615	1,084	67.1
Gross margin %	23.7	15.7	8.0		20.6	19.1	1.5

Consolidated gross profit	$2,066	$3,698	$(1,632)	(44.1)	$4,447	$10,409	$(5,962)	(57.3)
Consolidated gross margin %	18.9	32.3	(13.4)		17.2	31.3	(14.1)

For the three months ended September 30, 2024, our consolidated gross margin decreased to 18.9% of revenues, as compared to 32.3% during the three months ended September 30, 2023.

For the nine months ended September 30, 2024, our consolidated gross margin decreased to 17.2% of revenues, as compared to 31.3% during the nine months ended September 30, 2023.

Electrical Infrastructure. For the three months ended September 30, 2024, our gross margin percentage decreased by 25.5 percentage points, from 37.6% to 12.1%, as compared to the three months ended September 30, 2023. The decrease was primarily due to the decrease in sales of our power systems and switchgear equipment.

For the nine months ended September 30, 2024, our gross margin percentage decreased by 21.7 percentage points, from 35.4% to 13.7%, as compared to the nine months ended September 30, 2023. The decrease was primarily due to the decrease in sales of our E-Bloc power systems and medium and low voltage switchgear equipment.

Critical Power Solutions. For the three months ended September 30, 2024, our gross margin increased by 8 percentage points, from 15.7% to 23.7%, for the three months ended September 30, 2023. The increase was predominately due to the increase in sales of our e-Boost equipment from our Pioneer eMobility business in addition to an increase in service sales.

For the nine months ended September 30, 2024, our gross margin increased by 1.5 percentage points, from 19.1% to 20.6%, for the nine months ended September 30, 2023. The increase was predominately due to the increase in sales of our equipment and service.

Operating Expenses

The following table represents our operating expenses by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	Variance	%	2024	2023	Variance	%
Electrical Infrastructure
Selling, general and administrative	$914	$585	$329	56.2	$2,037	$1,265	$772	61.0
Depreciation and amortization	12	9	3	33.3	40	26	14	53.8
Segment operating expense	$926	$594	$332	55.9	$2,077	$1,291	$786	60.9

Critical Power Solutions
Selling, general and administrative	$1,044	$1,039	$5	0.5	$2,931	$3,024	$(93)	(3.1)
Depreciation and amortization	11	21	(10)	(47.6)	22	155	(133)	(85.8)
Research and development	256	-	256	-	705	-	705	-
Segment operating expense	$1,055	$1,060	$(5)	(0.5)	$3,658	$3,179	$479	(89)

Unallocated Corporate Overhead Expenses
Selling, general and administrative	$923	$1,102	$(179)	(16.2)	$3,208	$3,527	$(319)	(9.0)
Depreciation and amortization	3	2	1	50.0	7	7	-	-
Segment operating expense	$926	$1,104	$(178)	(16.1)	$3,215	$3,534	$(319)	(9.0)

Consolidated
Selling, general and administrative	$2,881	$2,726	$155	5.7	$8,176	$7,816	$360	4.6
Depreciation and amortization	26	32	(6)	(18.8)	69	188	(119)	(63.3)
Research and development	256	-	588	-	705	-	705	-
Consolidated operating expense	$3,163	$2,758	$737	14.7	$8,950	$8,004	$946	11.8

Selling, General and Administrative Expense. For the three months ended September 30, 2024, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $155, or 5.7%, to $2,881, as compared to $2,726 during the three months ended September 30, 2023, primarily due to an increase in professional fees. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, increased to 26.4% during the three months ended September 30, 2024, as compared to 23.8% in the three months ended September 30, 2023.

For the nine months ended September 30, 2024, consolidated selling, general and administrative expense, before depreciation and amortization, increased by approximately $360, or 4.6%, to $8,176, as compared to $7,816 during the nine months ended September 30, 2023, primarily due to an increase in travel related costs. As a percentage of our consolidated revenue, selling, general and administrative expense, before depreciation and amortization, increased to 31.6% during the nine months ended September 30, 2024, as compared to 23.5% in the nine months ended September 30, 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of right-of-use assets related to our finance leases, and excludes amounts included in cost of sales. For the three months ended September 30, 2024, consolidated depreciation and amortization expense decreased by $6, or 18.8%, to $26, as compared to $32 during the three months ended September 30, 2023.

For the nine months ended September 30, 2024, consolidated depreciation and amortization expense decreased by $119, or 63.3%, to $69, as compared to $188 during the nine months ended September 30, 2023.

(Loss) Income from Operations

The following table represents our operating (loss) income by reportable segment for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023 (As Restated)	Variance	%	2024	2023 (As Restated)	Variance	%
Electrical Infrastructure	$(382)	$2,665	$(3,047)	(114.3)	$(329)	$7,503	$(7,832)	(104.4)
Critical Power Solutions	211	(621)	832	134.0	(959)	(1,564)	605	38.7
Unallocated corporate overhead expenses	(926)	(1,104)	178	16.1	(3,215)	(3,534)	319	9.0
(Loss) income from operations	$(1,097)	$940	$(2,037)	(216.7)	$(4,503)	$2,405	$(6,908)	287.2

Electrical Infrastructure. Operating income from our Electrical Infrastructure segment decreased by $3,047 during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to a decrease in sales of our electrical infrastructure equipment and an increase in selling, general and administrative expense.

Operating income from our Electrical Infrastructure segment decreased by $7,832 during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to a decrease in sales of our electrical infrastructure equipment and an increase in selling, general and administrative expense.

Critical Power Solutions. Operating income from our Critical Power segment increased by $832 during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to an increase in sales of our e-Boost equipment from our Pioneer eMobility business in addition to an increase in service sales.

Operating loss from our Critical Power segment decreased by $605 during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to an increase in sales of our e-Boost equipment from our Pioneer eMobility business in addition to an increase in service sales.

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

During the three months ended September 30, 2024, our unallocated corporate overhead expense decreased by $178, or 16.1%, as compared to the three months ended September 30, 2023, primarily due to a decrease in stock-based compensation expense.

During the nine months ended September 30, 2024, our unallocated corporate overhead expense decreased by $319, or 9.0%, as compared to the nine months ended September 30, 2023, primarily due to a decrease in stock-based compensation expense.

Non-Operating Expense (Income)

Interest Expense (Income). For the three and nine months ended September 30, 2024, we had interest expense of approximately $23 and interest income of approximately $25, respectively, as compared to interest income of approximately $60 and $192, respectively, during the three and nine months ended September 30, 2023. We generated the majority of our interest income from our cash on hand during the nine months ended September 30, 2024, and 2023.

Other Expense (Income). Other expense (income) in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the three and nine months ended September 30, 2024, we had other non-operating expense of $1 and other non-operating income $39, respectively, as compared to other non-operating income of $11 and $4, respectively, during the three and nine months ended September 30, 2023.

Provision for Income Taxes. Our effective income tax rate for the three and nine months ended September 30, 2024, and 2023 was 0.0%.

Net Loss (Income) per Share

We generated a net loss of $1,121 during the three months ended September 30, 2024, as compared to net income of $1,011 during the three months ended September 30, 2023.

Our net loss per basic and diluted share for the three months ended September 30, 2024, was $0.10, as compared to net income per basic share of $0.10 for the three months ended September 30, 2023.

We generated a net loss of $4,439 during the nine months ended September 30, 2024, as compared to net income of $2,601 during the nine months ended September 30, 2023.

Our net loss per basic and diluted share for the nine months ended September 30, 2024, was $0.42, as compared to net income per basic share of $0.26 for the nine months ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

General. On October 20, 2020, we entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). As of September 30, 2024, the Company had $3,080 of cash on hand generated primarily from the sale of common stock under the ATM Program. Since October 20, 2020, and through September 30, 2024, the Company sold an aggregate of 1,835,616 shares of common stock for aggregate gross proceeds of approximately $14,051, before any sales agent fees and expenses payable by us under the ATM Program. During the nine months ended September 30, 2024, the Company sold an aggregate of 919,557 shares of common stock for an aggregate consideration of approximately $5,147, before any sales agent fees and expenses payable by the Company under the ATM Program. As of September 30, 2024, $69,853 of common stock remained available for issuance under the ATM Program.

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. As a result of the current uncertainty in economic activity, we are unable to predict the potential size and duration of the impact on our revenue and our results of operations, if any. The extent of the potential impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. We continue to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on our business. During the nine months ended September 30, 2024, we were able to operate substantially at capacity.

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

Cash Used in Operating Activities. Cash used in our operating activities was $4,118 during the nine months ended September 30, 2024, as compared to $228 during the nine months ended September 30, 2023. The increase in cash used in operating activities is primarily due to the increase in our net loss and working capital fluctuations.

Cash Used in Investing Activities. Cash used in investing activities during the nine months ended September 30, 2024, was $1,277, as compared to $2,345 during the nine months ended September 30, 2023. Additions to property and equipment during the nine months ended September 30, 2024, were $1,277, as compared to $2,345 of additions during the nine months ended September 30, 2023.

Cash Provided by/ (Used in) Financing Activities. Cash provided by our financing activities was $4,893 during the nine months ended September 30, 2024, as compared to cash used in financing activities of $142 during the nine months ended September 30, 2023. The increase in cash provided by financing activities is primarily due to the sale of common stock under the ATM Program.

Working Capital. As of September 30, 2024, we had working capital of $9,103, including $3,080 of cash on hand, compared to working capital of $9,421, including $3,582 of cash on hand as of December 31, 2023.

Assessment of Liquidity. As of September 30, 2024, we had $3,080 of cash on hand generated primarily from the sale of common stock under the ATM Program. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of the transformer business units in August 2019 and the sale of common stock under the ATM Program. Historically, our cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions.

On October 29, 2024, we closed on the sale of our Pioneer Custom Electrical Products, LLC subsidiary for gross cash proceeds of $48,000.

We expect to meet our cash needs with our working capital and cash flows from operating activities. We expect our cash requirements to be generally for operating activities, capital improvements and product development. We expect that product development and promotional activities related to our new initiatives will continue in the near future and we expect to continue to incur costs related to such activities. We expect that our cash balance is sufficient to fund operations for the next twelve months from the date our unaudited condensed interim consolidated financial statements are issued.

As of September 30, 2024, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

The Company had $1,277 of additions to property and equipment during the nine months ended September 30, 2024, as compared to $2,345 of additions to property and equipment during the nine months ended September 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2024. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed interim consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness, as defined in the standards established by Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or unaudited condensed interim consolidated financial statements will not be prevented or detected on a timely basis.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2023, and continued to exist as of September 30, 2024:

●	The Company did not maintain effective controls over the revenue recognition of over-time contracts and associated costs. The Company’s underlying estimates of total labor hours required to complete over-time contracts were materially different from the actual labor hours required, which was determined to represent an error, and, as a result, the percentage of completion used to recognize revenue was materially different from the percentage of completion using actual labor hours incurred. Additionally, the Company did not properly account for recognition of costs incurred by contract. This material weakness resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2022, as well as its interim consolidated financial statements for the three months ended March 31, 2022, and 2023, the three and nine months ended June 30, 2022, and 2023 and the three and nine months ended September 30, 2022, and 2023.

●	The Company did not design and maintain effective controls over the accounting for inventory and related cost of sales, primarily due to the lack of an automated tracking system and the manual nature of its current processes and controls surrounding inventory. Specifically, we did not design and maintain effective controls over (1) complete and accurate inventory costing, including recording inventoriable costs at the lower of cost and net realizable value, (2) cycle count procedures and inventory system changes, which occur without proper review and documentation and (3) proper segregation of duties.

●	The Company has a lack of sufficient accounting personnel with the necessary skills, knowledge, and expertise. This deficiency impacts our ability to ensure appropriate segregation of duties, and to accurately and timely close, consolidate and prepare financial statements as required to maintain compliance with reporting deadlines under applicable SEC regulations.

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

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on two customers for a large portion of our business, and any change in the level of orders from these customers could have a significant impact on our results of operations. Approximately 26% and 11% of our sales during the three and nine months ended September 30, 2024, respectively, were made to one customer, and approximately 10% of our sales during the three months ended September 30, 2024, were made to another customer. Loss of business from these customers could have an adverse effect on our business, financial condition and operating results. The majority of our sales to these customers were made pursuant to contract terms and conditions for each project.

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

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Equity Contribution and Purchase Agreement, dated as of October 29, 2024, by and among Pioneer Power Solutions, Inc., Pioneer Custom Electrical Products, LLC, Voltaris Power LLC and Pioneer Investment LLC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 4, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Unaudited pro forma financial information of the Company (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 4, 2024).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: November 14, 2024	By:	/s/ Nathan J. Mazurek
	Name:	Nathan J. Mazurek
	Title:	Chief Executive Officer
(Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: November 14, 2024		/s/ Walter Michalec
	Name:	Walter Michalec
	Title:	Chief Financial Officer
(Principal Financial Officer duly authorized to sign on behalf of Registrant)

