Form 10-K
period 2024-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2025-04-15
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was approximately $33,995 (in thousands). For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of April 11, 2025, 11,120,266 shares of the registrant’s common stock were outstanding.

PIONEER POWER SOLUTIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial market, but also in the power generation, industrial production and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income (loss), income (loss) per share, margins and profitability.

●	Many of our competitors are better established and have significantly greater resources and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Our ability to realize revenue reported in our backlog.

●	Our ability to remediate the ongoing material weakness identified in our internal control over financial reporting, or inability to otherwise maintain an effective system of internal control.

●	The effect that the identified material weakness and failure to establish and maintain effective internal control over financial reporting could have on investor confidence in us and raise reputational risk.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●	The impact of geopolitical activity on the economy, changes in government regulations such as income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

●	Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

●	Our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market.

●	Risks associated with litigation and claims, which could impact our financial results and condition.

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

PART I

ITEM 1. BUSINESS.

Overview

Pioneer Power Solutions, Inc. and its wholly owned subsidiary (referred to herein as the “Company,” “Pioneer,” “Pioneer Power,” “we,” “our” and “us”) design, manufacture, integrate, service, and sell distributed energy resources, on site and mobile power generation equipment and a platform of mobile electric vehicle (“EV”) charging solutions. Our products and services are sold to a broad range of customers in the utility, industrial and commercial markets. Our customers include, but are not limited to, Federal and State government entities, package delivery businesses, school bus fleet operators, EV charging infrastructure developers and owners, and distributed energy developers. We are headquartered in Fort Lee, New Jersey and operate from two (2) additional locations in the United States for manufacturing, service and maintenance, engineering, and sales and administration.

U.S. dollars are reported in thousands, except for share and per share amounts (unless otherwise noted).

Description of Business Segment

In October 2024, we sold our Pioneer Custom Electrical Products Corp. (“PCEP”) business unit to a buyer (the “PCEP Sale”) as a result of a strategic change to the operations of our business. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments for more information regarding the PCEP Sale. Following the PCEP Sale, we currently have one reportable segment - Critical Power Solutions (“Critical Power”).

●	Our Critical Power business provides customers with our suite of mobile EV charging solutions, power generation equipment and all forms services, including but not limited to, preventative maintenance, repairs, fuel polishing, and remote monitoring. These products and services are marketed by our operations headquartered in Minnesota, currently doing business under our Pioneer eMobility (“e-Boost”) and Pioneer Critical Power (“Titan”) brand names.

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

Summary of Critical Power Segment Product Offerings

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

▪ Uninterruptible Power Supply (“UPS”) systems.

Service

▪ Scheduled preventative maintenance and 24/7 repair and support services provided for all makes and models of power generation equipment under one- to five-year contracts.

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

Business Strategy

We believe we have established a stable platform from which to develop and grow our business lines, revenue, profitability and shareholder value. We are focused on internal growth through operating efficiencies, new product development, customer focus and broadening and deepening our market penetration.

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

Customers

A substantial portion of the products and services we offer are sold directly to customers by our marketing and sales personnel operating from our office locations in the United States. Our direct sales force and authorized representatives market our products and services to end users and third parties, such as original equipment manufacturers and their dealers, state and local governments, fleet management companies, school bus operators and various intermediary selling groups.

For the year ended December 31, 2024, 87% of our sales were to U.S. customers and 13% were to Canadian customers, compared to 100% of our sales being to U.S. customers for the year ended December 31, 2023. This was largely driven by companies involved in distributed generation, regulated and non-regulated utilities, and the industrial and wholesale sectors. During the years ended December 31, 2024, and 2023, we sold our electrical equipment and services to over 875 individual customers, and our 20 largest customers represented approximately 74% and 47% of our consolidated revenue, respectively.

Approximately 22% and 13% of our sales during the year ended December 31, 2024, were made to INF Associates, LLC and British Columbia Hydro and Power Authority, respectively. Approximately 14% of our sales during the year ended December 31, 2023, were made to Target Corporation. The majority of our sales to customers were made pursuant to specific contract terms and conditions for each project.

Revenue Backlog

Revenue backlog, which consists of purchase orders and contracts from customers that we believe to be firm, reflects the amount of revenue that we expect to realize in the future upon the satisfaction of customer orders for our products or services that are not yet complete or for which work has not yet begun. Our revenue backlog as of December 31, 2024, was approximately $19,762, as compared to $16,668 as of December 31, 2023. During the year ended December 31, 2024, we experienced a surge in orders and contracts for our mobile EV charging solutions, e-Boost, which was the primary driver for the increase in our revenue backlog.

Competition

We experience intense competition from generator manufacturers and from distributors and servicers of such equipment. The number and size of our competitors varies considerably by product line and service category, with many of our competitors tending to be small, highly specialized or focused on a certain geographic market area or customer. A representative list of our direct competitors includes EV Power Pods LLC, DD Dannar LLC, Yoshi Inc., Caterpillar Inc., Cummins Inc. and Interstate Power Systems, Inc.

Raw Materials and Suppliers

The principal materials purchased by us are certain electrical and engine components such as generators, transfer switches, electric vehicle chargers and related parts from a variety of suppliers. These components are available from and supplied by numerous sources at competitive prices. Unanticipated increases in component prices or disruptions in supply could increase production costs and adversely affect our profitability. Our largest suppliers during the year ended December 31, 2024, included Taylor Power Systems, Inc., Gillette Generators Inc., Winco, Inc. and Kelly Generator & Equipment, Inc.

Research and Development

Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully depends heavily upon our ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. We continue to develop new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. During the years ended December 31, 2024 and 2023, we incurred $1,050 and $885, respectively, of R&D costs related to our mobile EV charging solutions, e-Boost.

Employees

As of December 31, 2024, we had 60 employees consisting of 59 full-time employees and 1 part-time employee.

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

Corporate History

We were originally formed in the State of Nevada in 2008. On November 30, 2009, we merged with and into Pioneer Power Solutions, Inc., a Delaware corporation, for the sole purpose of changing our state of incorporation from Nevada to Delaware and changing our name to “Pioneer Power Solutions, Inc”. On September 24, 2013, we completed an underwritten public offering, and our common stock began trading on the Nasdaq Capital Market under the symbol “PPSI”.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2024, and our other periodic filings with the SEC. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

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

●	We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock;

●	Failure to establish and maintain effective internal control over financial reporting may result in us not being able to accurately report our financial results, which could result in a loss of investor confidence and adversely affect the market price of our common stock;

●	Our operating results may vary significantly from quarter to quarter, which makes our operating results difficult to predict and can cause our operating results in any particular period to be less than comparable quarters and expectations from time to time;

●	Our industry is highly competitive;

●	A significant portion of our revenues have historically been concentrated and derived from a few customers. Material or significant loss of business from these customers could have an adverse effect on our business, financial condition and operating results;

●	Certain of our business units have historically generated operating losses and negative cash flows, which may result in the usage of our cash;

●	Our operations have been curtailed following the PCEP Sale, and we have limited sources of revenue following such sale, which may negatively impact the value and liquidity of our common stock;

●	The departure or loss of key personnel could disrupt our business;

●	Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits;

●	We may not be able to fully realize the revenue value reported in our backlog;

●	We are subject to pricing pressure from our larger customers;

●	Deterioration in the credit quality of several major customers could have a material adverse effect on our operating results and financial condition;

●	We rely on third parties for key elements of our business whose operations are outside our control;

●	Supply chain and shipping disruptions may result in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales and reputational damage, which may have a material adverse effect on our business, operating results and financial condition;

●	Our business may face cybersecurity risk generally associated with our information technology systems which could materially affect our business, and our results of operations could be materially affected if our information technology systems (or third-party systems we rely on) are interrupted, damaged by unforeseen events, or fail for any extended period of time;

●	Our business requires skilled labor, and we may be unable to attract and retain qualified employees;

●	Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable;

●	Our stock price may be volatile, which could result in substantial losses for investors;

●	Our risk management activities may leave us exposed to unidentified or unanticipated risks;

●	Regulatory, environmental, monetary and other governmental policies could have a material adverse effect on our profitability;

●	Global, market and economic conditions may negatively impact our business, financial condition and stock price;

●	We face risks associated with litigation and claims, which could impact our financial results and condition;

●	Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline;

●	We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared;

●	There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected;

●	Any acquisitions that we have completed, or may complete in the future, may not perform as planned and could disrupt our business and harm our financial condition and operations;

●	The success of our business depends on achieving our strategic objectives, including dispositions;

●	If we do not conduct an adequate due diligence investigation of a target business that we acquire, we may be required subsequently to take write downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment;

●	We may be unable to generate internal growth; and

●	In the event that we fail to satisfy any of the listing requirements of the Nasdaq Capital Market, our common stock may be delisted, which could affect our market price and liquidity.

Risks Relating to Our Business and Industry

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting. As disclosed in Part II, Item 9A, Controls and Procedures of this Comprehensive Form 10-K, our management, including our Chief Executive Officer and our Chief Financial Officer, has determined that we had a material weakness in our internal control over financial reporting as of December 31, 2024 related to the lack of sufficient accounting personnel which negatively impacted the Company’s ability to maintain appropriate segregation of duties. As a result of this material weakness, the Company’s management, under the supervision of the Audit Committee and with participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024.

Although we are working to remedy the material weakness and ineffectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, there can be no assurance as to when the remediation plan will be fully developed and implemented or the outcome of such remediation efforts, or that in the future, additional material weaknesses will not exist, reoccur or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business. Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future consolidated financial statements could contain errors that will be undetected. If we continue to have this existing material weakness, other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. See “Part II. Item 9A – Controls and Procedures.” This material weakness could adversely affect our business, reputation, revenues, results of operations, financial condition, and liquidity. They could also adversely affect our ability to timely file periodic reports under the Exchange Act, and limit our ability to access the capital markets through equity or debt issuances. Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock by the Nasdaq Capital Market. Any of the foregoing could have an adverse effect on the value of our stock. For more information relating to the Company’s internal control over financial reporting, the material weakness that existed as of December 31, 2024, and the remediation activities undertaken by us, see Part II, Item 9A, Controls and Procedures of this Comprehensive Form 10-K. See also “—Failure to establish and maintain effective internal control over financial reporting may result in us not being able to accurately report our financial results, which could result in a loss of investor confidence and adversely affect the market price of our common stock.”

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

If our management is unable to certify the effectiveness of our internal controls or if material weaknesses or significant deficiencies in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in the price of our common stock. As disclosed under “Item 9A. Controls and Procedures” in this Comprehensive Form 10-K, in connection with preparing our financial statements for the year ended December 31, 2024, management concluded that a material weakness existed in our internal control over financial reporting related to the lack of sufficient accounting personnel which negatively impacted the Company’s ability to maintain appropriate segregation of duties. In addition, due to the same material weakness, we determined that our disclosure controls and procedures were not effective as of December 31, 2024. See “—We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.”

In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in the price of our common stock and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our listing on the Nasdaq Capital Market. Delisting of our common stock on any exchange would reduce the liquidity of the market for our common stock, which would reduce the price of, and increase the volatility of, our common stock.

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

Our industry is highly competitive.

The electrical equipment manufacturing industry is highly competitive and barriers to entry to manufacture similar systems to the ones the Company sells is easily imitated. On the service side of the Company’s business, we already compete with many other companies offering similar services. Many of these companies have a larger geographic footprint than Pioneer and substantially greater financial resources.

A significant portion of our revenues have historically been concentrated and derived from a few customers. Material or significant loss of business from customers could have an adverse effect on our business, financial condition and operating results.

We historically have depended, and expect to continue to depend on a small number of customers for a large portion of our business each quarter, due to the scope of certain projects. Any change in the level of orders from customers could have a significant impact on our results of operations, and a loss of business from customers could have an adverse effect on our business, financial condition and operating results. Approximately 22% and 13% of our sales during the year ended December 31, 2024, were made to INF Associates, LLC and British Columbia Hydro and Power Authority, respectively. The majority of our sales to these customers and other customers in the past were made pursuant to contract terms and conditions for each project and it is expected that future sales will similarly be made pursuant to the relevant contract terms and conditions for future projects. See “Item 1. Business - Customers”.

Certain of our business units have historically generated operating losses and negative cash flows, which may result in the usage of our cash.

After the sale of our PCEP business unit in October 2024, we now have one business unit (Critical Power), which has been unable to earn positive income and generate positive cash flow in its recent history. With $41,622 of cash on hand as of December 31, 2024, any such losses will negatively impact our cash balance.

Our operations have been curtailed following the PCEP Sale, and we have limited sources of revenue following such sale, which may negatively impact the value and liquidity of our common stock.

The PCEP Sale has reduced the size of our business operations, and our sources of revenue are limited to our Critical Power segment following the closing of the PCEP Sale. Although our board of directors may use a portion of the proceeds from the PCEP Sale to support the business operations remaining following the PCEP Sale, there can be no assurance that we will be successful at carrying out the operations of our remaining businesses, or that we will be successful at generating revenue. A failure by us to secure additional sources of revenue following the closing of the PCEP Sale could negatively impact the value and liquidity of our common stock.

The departure or loss of key personnel could disrupt our business.

We depend heavily on the continued efforts of Nathan J. Mazurek, our principal executive officer, and on other senior officers who are responsible for the day-to-day management of our operating subsidiary. In addition, we rely on our current electrical and mechanical design engineers, many of whom are important to our operations and would be difficult to replace. We cannot be certain that any of these individuals will continue in their respective capacities for any particular period of time. The departure or loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business.

Fluctuations in the price and supply of materials used to manufacture our products may reduce our profits.

The principal materials purchased by us certain electrical and engine components such as generators, transfer switches, electric vehicle chargers and related parts from a variety of suppliers. These components are available from, and supplied by, numerous sources at competitive prices. Unanticipated increases in component prices or disruptions in supply could increase production costs and adversely affect our profitability. We cannot provide any assurances that we will not experience difficulties sourcing our materials in the future.

We may not be able to fully realize the revenue value reported in our backlog.

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2024, our order backlog was $19,762. Orders included in our backlog are represented by customer purchase orders and service contracts that we believe to be firm. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been billed and recognized as revenue. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

We are subject to pricing pressure from our larger customers.

We face significant pricing pressures in our business segment from our larger customers. Because of their purchasing size, our larger customers can influence market participants to compete on price terms. Such customers also use their buying power to negotiate lower prices. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on our financial results.

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

Section 203 of the Delaware General Corporation Law could delay or prohibit mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

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

Additionally, since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

In addition, discovery and disclosure of a material weakness, including the material weakness identified in our internal control over financial reporting as of December 31, 2024, by definition, could have a material adverse impact on our consolidated financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us and adversely affect how our stock trades. This could in turn negatively affect our ability to access equity markets for capital.

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

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the minimum stockholders’ equity requirement, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. In the event that we fail to satisfy any of the listing requirements of the Nasdaq Capital Market, our common stock may be delisted. If our securities are delisted from trading on the Nasdaq Capital Market, and we are not able to list our securities on another exchange or to have them quoted on the Nasdaq Capital Market, our securities could be quoted on the OTC Markets. As a result, we could face significant adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

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

We leverage the advice of third-party consultants and auditors to help us assess and identify risks from cybersecurity threats, including the threat of a cybersecurity incident, and manage our risk assessment program. Among other things, these providers perform an audit of the datacenter from the top down annually, to ensure that controls are effective, still implemented to the fullest, and are meeting industry standards.

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

ITEM 2. PROPERTIES.

		Approximate	Owned or
		square	lease
Location	Description	footage	expiration date
Champlin, Minnesota	Manufacturing, sales, service and warehouse	16,000	March 2026
Miami, Florida	Sales, service and warehouse	3,600	December 2029
Fort Lee, New Jersey	Corporate management and sales office	2,700	December 2025

We believe our facilities are well maintained, in proper condition to operate at higher than current levels and are adequately insured. We do not anticipate significant difficulty in renewing or extending existing leases as they expire, or in replacing them with equivalent facilities or office locations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. As of the date hereof, we are not aware of or a party to any legal proceedings to which we or our subsidiary is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities that we believe could have a material adverse effect on our business, financial condition or operating results.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on the Nasdaq Capital Market under the symbol “PPSI” since September 19, 2013. Prior to that time, it was quoted on the OTCQB. The last reported sales price of our common stock on the Nasdaq Capital Market on April 11, 2025, was $2.53 per share. As of April 11, 2025, there were 38 holders of record of our common stock.

U.S. dollars are reported in thousands, except for share and per share amounts (unless otherwise noted).

We have previously paid dividends to our stockholders, and on January 7, 2025, we paid a one-time special cash dividend of an aggregate of $16,665. We currently do not expect that comparable cash dividends will continue to be paid in the future.

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2024.

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

Overview

We design, manufacture, integrate, service and sell distributed energy resources, on site power generation equipment and mobile EV charging solutions. Our products and services are sold to a broad range of customers in the utility, industrial and commercial markets. Our customers include, but are not limited to, Federal and State government entities, package delivery business’, school bus fleet operators, EV charging infrastructure developers and owners, and distributed energy developers. We are headquartered in Fort Lee, New Jersey and operate from two (2) additional locations in the United States for manufacturing, service and maintenance, engineering, and sales and administration.

We intend to grow our business through continued internal investments in product development and expansion of our manufacturing, engineering, sales and marketing personnel.

Following the sale of our PCEP business unit in October 2024, described below under “Recent Developments”, we currently have one reportable segment: Critical Power. Our Critical Power business provides customers with our suite of mobile e-Boost© EV charging solutions, power generation equipment and all forms of preventative maintenance, repairs, remote monitoring and other service on our customers’ equipment. These products and services are marketed by our operations headquartered in Minnesota, currently doing business under the Titan, Pioneer eMobility and Pioneer Critical Power brand names.

U.S. dollars are reported in thousands, except for share and per share amounts (unless otherwise noted).

Recent Developments

On October 29, 2024, we entered into an Equity Contribution and Purchase Agreement (the “Equity Purchase Agreement”), by and among us, PCEP, Voltaris Power LLC (the “Buyer”) and Pioneer Investment LLC (“Investment”). Pursuant to the terms of the Equity Purchase Agreement, we agreed to:

(i)	contribute 4% of all of the issued and outstanding equity interests of PCEP to Investment (the “Rollover Interests”) in exchange for Investment issuing $2,000 of common units (representing approximately 6% of Investment’s issued and outstanding common units on the Closing Date (as defined below)) (the “Rollover Units”) to us; and
(ii)	sell all of the issued and outstanding equity interests of PCEP other than the Rollover Interests to the Buyer ((i) and (ii) being, the “Equity Transaction”).

The Equity Transaction included total consideration of (i) $48,000 in cash, subject to adjustment pursuant to the terms of the Equity Purchase Agreement, and (ii) $2,000 in equity pursuant to Investment’s issuance of the Rollover Units to us. The Equity Transaction contains customary terms and conditions and are subject to working capital adjustments. Following the execution of the Equity Purchase Agreement, the Equity Transaction was consummated on October 29, 2024 (the “Closing Date”). PCEP represented the entirety of our Electrical Infrastructure segment. The PCEP Sale was a result of a strategic change to the operations of our business.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures are in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. As of December 31, 2024, no critical accounting estimates have been identified.

In addition, there are other items within our consolidated financial statements that require estimation but are not deemed critical, as defined above. Changes in estimates used in these and other items could have a material impact on our consolidated financial statements.

Our significant accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies, in our consolidated financial statements included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

Overview of December 31, 2024, and 2023 Operating Results

Selected financial and operating data for our reportable business segment for the most recent two years is summarized below. This information, as well as the selected financial data provided in Note 13 and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K, should be referred to when reading our discussion and analysis of results of operations below. Our summary of operating results during the years ended December 31, 2024, and 2023 are as follows (in thousands):

	For the Years Ended
	December 31,
	2024	2023
Revenues
Critical Power Solutions	$22,879	$11,116
Cost of goods sold
Critical Power Solutions	17,365	8,891
Gross profit	5,514	2,225
Selling, general and administrative	9,672	8,190
Depreciation and amortization	40	185
Research and development	1,050	885
Total operating expenses	10,762	9,260
Operating loss from continuing operations	(5,248)	(7,035)
Interest income	431	232
Other income, net	50	524
Loss before income taxes	(4,767)	(6,279)
Income tax benefit	(1,418)	-
Net loss from continuing operations	(3,349)	(6,279)
Income from discontinued operations, net of income taxes	35,204	4,381
Net income (loss)	$31,855	$(1,898)

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

Our revenue backlog as of December 31, 2024, from our Critical Power business was $19,762, an increase of $3,094, or 18.6%, when compared to $16,668 as of December 31, 2023. The following table represents the progression of our backlog as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Critical Power Solutions	$19,762	$16,668
Order backlog	19,762	16,668
Discountinued operation	-	28,497
Total order backlog	$19,762	$45,165

Revenue

The following table represents our revenues by major product category for the periods indicated (in thousands, except percentages):

	For the Years Ended
	December 31,
	2024	2023	Variance	%
Critical Power Solutions
Equipment	12,262	3,413	8,849	259.3
Service	10,617	7,703	2,914	37.8
Total revenue	$22,879	$11,116	$11,763	105.8

For the year ended December 31, 2024, our revenue from our Critical Power segment increased by $11,763, or 105.8% to $22,879, up from $11,116 during the year ended December 31, 2023, primarily due to an increase in shipments and rentals of our suite of mobile EV charging equipment, e-Boost©.

Gross Profit and Margin

The following table represents our gross profit for the periods indicated (in thousands, except percentages):

	For the Years Ended
	December 31,
	2024	2023	Variance	%
Critical Power Solutions
Gross profit	5,514	2,225	3,289	147.8
Gross margin %	24.1	20.0	4.1

For the year ended December 31, 2024, our gross margin from our Critical Power segment increased to 24.1% of revenues, as compared to 20.0% during the year ended December 31, 2023. The increase was predominately due to the increase in sales of our e-Boost equipment from our Pioneer eMobility business.

Operating Expenses

The following table represents our operating expenses for the periods indicated (in thousands, except percentages):

	For the Years Ended
	December 31,
	2024	2023	Variance	%
Selling, general and administrative	$9,712	$8,375	$1,337	16.0
Research and development	1,050	885	165	18.6
Total operating expense	$10,762	$9,260	$1,502	16.2

Selling, General and Administrative Expense. For the year ended December 31, 2024, consolidated selling, general and administrative expense increased by approximately $1,337, or 16.0%, to $9,712, as compared to $8,375 during the year ended December 31, 2023, primarily due to an increase in payroll related expense. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 42.4% in the year ended December 31, 2024, as compared to 75.3% in the year ended December 31, 2023 primarily due to the increase in total revenue during the year ended December 31, 2024.

R&D Expenses. Research and development expenses in our Critical Power segment consists of costs incurred in performing research and development activities, including salaries, benefits, overhead costs, depreciation, contract services and other related costs. During the year ended December 31, 2024, we incurred $1,050 of R&D expenses related to developing our mobile e-Boost EV charging solutions as compared to $885 for the year ended December 31, 2023.

Income from Discontinued Operations

Income from discontinued operations, net of tax was $35,204 during the year ended December 31, 2024, as compared to $4,381 during the year ended December 31, 2023. The increase is primarily due to the gain on the sale of our Electrical Infrastructure segment.

Operating Income (Loss) from Continuing Operations

The following table represents our operating loss for the periods indicated (in thousands):

	For the Years Ended
	December 31,
	2024	2023	Variance	%
Operating loss from continuing operations	$(5,248)	$(7,035)	$1,787	25.4

During the year ended December 31, 2024, our operating loss from continuing operations decreased by approximately $1,787, or 25.4%, to $5,248, as compared to $7,035 during the year ended December 31, 2023, primarily due to an increase in sales and rentals of our e-Boost equipment from our Pioneer eMobility business in addition to an increase in service sales.

Non-Operating Income from Continuing Operations

Interest Income. For the year ended December 31, 2024, we had interest income of approximately $431, as compared to interest income of approximately $232 during the year ended December 31, 2023. We generated the majority of our interest income from our cash on hand during the year ended December 31, 2024.

Other Income. Other income in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the year ended December 31, 2024, other non-operating income was $50, as compared to other non-operating expense of $524 during the year ended December 31, 2023. Included in other non-operating income during the year ended December 31, 2023, was a settlement gain of $525 related to a legal matter and no such gain was recognized during the year ended December 31, 2024.

Provision for Income Taxes. Our provision for income taxes reflects an effective tax rate on loss before taxes of 29.7% for the year ended December 31, 2024, as compared to 0.0% for the year ended December 31, 2023, as set forth below (in thousands):

	For the Years Ended
	December 31,
	2024	2023	Variance
Loss before income taxes	$(4,767)	$(6,279)	$1,512
Income tax income	(1,418)	-	(1,418)
Effective income tax rate %	(29.7)	-	(29.7)

Net Loss per Share from Continuing Operations

We generated a net loss from continuing operations of $4,767 for the year ended December 31, 2024, as compared to $6,279 during the year ended December 31, 2023.

Our net loss from continuing operations per basic and diluted share for the year ended December 31, 2024, was $0.31, compared to a net loss from continuing operations per basic and diluted share of $0.63 for the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

General. On October 20, 2020, we entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). Since October 20, 2020, and through December 31, 2024, we sold an aggregate of 1,835,616 shares of common stock for aggregate gross proceeds of approximately $14,051, before any sales agent fees and expenses payable by us under the ATM Program. During the year ended December 31, 2024, we sold an aggregate of 919,557 shares of common stock for an aggregate consideration of approximately $5,147, before any sales agent fees and expenses payable by us under the ATM Program. As of December 31, 2024, $69,853 of common stock remained available for issuance under the ATM Program. As of December 31, 2024, we had $41,622 of cash on hand generated from the PCEP Sale and the sale of common stock under the ATM Program. On October 29, 2024, we closed on the PCEP Sale for gross cash proceeds of $48,000.

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty in economic activity, we are unable to predict the potential size and duration of the impact on our revenue and our results of operations, if any. The extent of the potential impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. We continue to monitor the effects of these macroeconomic factors and intend to take steps deemed appropriate to limit the impact on our business. During the year ended December 31, 2024, we were able to operate substantially at capacity.

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

The cash flows related to the discontinued operations have not been segregated and are included in the consolidated statements of cash flows.

Cash Used in Operating Activities. Cash used in our operating activities was $6,212 during the year ended December 31, 2024, as compared to cash used in our operating activities of $3,895 during the year ended December 31, 2023. The increase in cash used in operating activities is primarily due to working capital fluctuations.

Cash Provided by/ Used in Investing Activities. Cash provided by investing activities during the year ended December 31, 2024, was $38,876, as compared to cash used in our investing activities of $2,496 during the year ended December 31, 2023. The increase in cash provided by investing activities is primarily due to the PCEP Sale during the year ended December 31, 2024. During the years ended December 31, 2024 and 2023, additions to our property and equipment were $3,759 and $2,496, respectively.

Cash Provided by/ Used in Financing Activities. Cash provided by our financing activities was $5,376 during the year ended December 31, 2024, as compared to cash used in our financing activities $323 during the year ended December 31, 2023. The increase in cash provided by financing activities is primarily due to the sale of common stock under the ATM Program.

Working Capital. As of December 31, 2024, we had working capital of $26,679, including $41,622 of cash, compared to working capital of $9,421, including $3,582 of cash on hand as of December 31, 2023.

Assessment of Liquidity. As of December 31, 2024, we had $41,622 of cash on hand generated primarily from the PCEP Sale and the sale of common stock under the ATM Program. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of the transformer business units in August 2019 and the sale of common stock under the ATM Program. Historically, our cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions.

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

As of December 31, 2024, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

Our additions to property and equipment were $3,759 during the year ended December 31, 2024, as compared to $2,496 additions during the year ended December 31, 2023.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We have various insurance policies, including cybersecurity, covering risks in amounts that we consider adequate. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. We predominately sell to customers in the industrial production markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets. For a further discussion of factors that may affect future operating results see the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

New Accounting Pronouncements

The information required by this Item is provided in “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2024, included in this Annual Report on Form 10-K.

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

Shareholders and Board of Directors

Pioneer Power Solutions, Inc.

Fort Lee, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Pioneer Power Solutions, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Note 2 and Note 3 to the consolidated financial statements, the Company’s principal products and services include electric power systems and equipment, distributed energy resources, power generation equipment and mobile electric vehicle charging solutions. The Company satisfies its performance obligations and, therefore, recognizes revenue, either over time or at a point in time, which is when the customer has obtained control of the good or service.

We identified the timing of revenue recognition related to the Company’s products and services as a critical audit matter. Auditing the timing of those revenue transactions was especially challenging due to the significant audit effort involved in performing the procedures, given the significance of revenue, and the volume and magnitude of sales transactions.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining a sample of contracts and evaluating the key terms included in those contracts.

●	Evaluating the timing when the Company satisfied its performance obligations for a sample of sales transactions by agreeing invoices to shipping documents, service reports or confirming with customers, where applicable.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2024.

New York, New York

April 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pioneer Power Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pioneer Power Solutions, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2023 and the related notes ( collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of consolidated the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2022 to November 2024

Saddle Brook, NJ

July 26, 2024, except for Discontinued Operations in Note 11 and Business Segment, Geographic and Customer Information in Note 13, as to which date is April 14, 2025

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

	For the Years Ended
	December 31,
	2024	2023
Revenues	$22,879	$11,116
Cost of goods sold	17,365	8,891
Gross profit	5,514	2,225
Operating expenses
Selling, general and administrative	9,712	8,375
Research and development	1,050	885
Total operating expenses	10,762	9,260
Operating loss from continuing operations	(5,248)	(7,035)
Interest income, net	431	232
Other income, net	50	524
Loss before income taxes	(4,767)	(6,279)
Income tax benefit	(1,418)	-
Net loss from continuing operations	(3,349)	(6,279)
Income from discontinued operations, net of income taxes	35,204	4,381
Net income (loss)	$31,855	$(1,898)

Basic (loss) earnings per share:
Loss from continuing operations	$(0.31)	$(0.63)
Earnings from discontinued operations	3.28	0.44
Basic earnings (loss) per share	$2.97	$(0.19)

Diluted (loss) earnings per share:
Loss from continuing operations	$(0.31)	$(0.63)
Earnings from discontinued operations	3.21	0.43
Diluted earnings (loss) per share	$2.90	$(0.20)

Weighted average common shares outstanding:
Basic	10,745,217	9,905,234
Diluted	10,953,861	10,127,188

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except for share amounts)

	December 31,
	2024	2023
ASSETS
Current assets
Cash	$41,622	$3,582
Accounts receivable, net of allowance for credit losses of $13 and $0 as of December 31, 2024 and 2023, respectively	7,826	1,219
Inventories	6,068	3,078
Prepaid expenses and other current assets	1,141	6,159
Current assets held for sale	-	13,645
Total current assets	56,657	27,683
Property and equipment, net	6,503	3,601
Operating lease right-of-use assets	530	425
Financing lease right-of-use assets	221	403
Deferred financing costs	-	195
Investments	2,000	-
Other assets	40	40
Noncurrent assets held for sale	-	675
Total assets	$65,951	$33,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,543	$8,111
Current portion of operating lease liabilities	244	237
Current portion of financing lease liabilities	109	139
Deferred revenue	991	307
Consideration due to buyer	3,347	-
Income taxes payable	4,079	-
Dividend payable	16,665	-
Current liabilities held for sale	-	9,468
Total current liabilities	29,978	18,262
Operating lease liabilities, non-current portion	301	215
Financing lease liabilities, non-current portion	121	278
Other long-term liabilities	122	49
Total liabilities	30,522	18,804
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 11,120,266 and 9,930,022 shares issued and outstanding on December 31, 2024 and 2023, respectively	11	10
Additional paid-in capital	35,418	33,837
Accumulated deficit	-	(19,629)
Total stockholders’ equity	35,429	14,218
Total liabilities and stockholders’ equity	$65,951	$33,022

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended
	December 31,
	2024	2023
Operating activities
Net income (loss)	$31,855	$(1,898)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	716	397
Amortization of right-of-use financing leases	129	324
Amortization of right-of-use operating leases	224	690
Change in allowance for credit losses	35	97
Stock-based compensation	1,055	1,471
Gain on sale of PCEP business	(35,044)	-
Loss on disposal of fixed assets	177	-
Other	-	(14)
Changes in current operating assets and liabilities:
Accounts receivable	(10,360)	585
Inventories	(14,536)	511
Prepaid expenses and other assets	4,558	(4,982)
Assets held for sale	14,320	-
Liabilities held for sale	(9,468)	-
Accounts payable, accrued liabilities and other liabilities	11,609	5,361
Income taxes	(1,418)	(7)
Deferred revenue	684	(5,727)
Operating lease liabilities	(748)	(703)
Net cash used in operating activities	(6,212)	(3,895)

Investing activities
Purchase of property and equipment	(3,759)	(2,496)
Proceeds from sale of PCEP business, net of transaction costs	42,635	-
Net cash provided by/(used in) investing activities	38,876	(2,496)

Financing activities
Net proceeds from the exercise of options for common stock	519	50
Net proceeds from issuance of common stock	4,986	177
Payment of deferred financing costs	-	(195)
Principal repayments of financing leases	(129)	(355)
Net cash provided by/ (used in) financing activities	5,376	(323)

Increase (decrease) in cash	38,040	(6,714)
Cash
Cash, beginning of year	3,582	10,296
Cash, end of year	$41,622	$3,582

Supplemental cash flow information:
Interest paid	$35	$7
Income taxes paid, net of refunds	7	2
Non-cash investing and financing activities:
Surrender and retirement of common stock	344	720
Acquisition of right-of-use assets and lease liabilities	330	-
Property and equipment obtained in exchange for accounts payable	272	-
Cash dividend declared	16,665	-

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except for share amounts)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance - January 1, 2023 (As Restated)	9,644,545	$10	$32,859	$14	$(17,731)	$15,152
Net loss	-	-	-	-	(1,898)	(1,898)
Stock-based compensation	360,000	-	1,471	-	-	1,471
Surrender and retirement of common stock	(117,082)	-	(720)	-	-	(720)
Exercise of stock options	15,000	-	50	-	-	50
Issuance of common stock, net of transaction costs	27,559	-	177	-	-	177
Other	-	-	-	(14)	-	(14)
Balance - December 31, 2023	9,930,022	$10	$33,837	$-	$(19,629)	$14,218

Balance - January 1, 2024	9,930,022	$10	$33,837	$-	$(19,629)	$14,218
Net income	-	-	-	-	31,855	31,855
Stock-based compensation	185,000	-	1,055	-	-	1,055
Exercise of stock options	162,837	-	519	-	-	519
Issuance of common stock, net of transaction costs	919,557	1	4,790	-	-	4,791
Surrender and retirement of common stock	(77,150)	-	(344)	-	-	(344)
Cash dividend declared	-	-	(4,439)	-	(12,226)	(16,665)
Balance - December 31, 2024	11,120,266	$11	$35,418	$-	$-	$35,429

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to the Consolidated Financial Statements

(in thousands, except for share and per share amounts)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES

Pioneer Power Solutions, Inc. and its wholly owned subsidiary (referred to herein as the “Company” or “Pioneer”) design, manufacture, service and integrate distributed energy resources, power generation equipment and mobile electric vehicle (“EV”) charging solutions. Our products and services are sold to a broad range of customers in the utility, industrial and commercial markets. Our customers include, but are not limited to, federal and state government entities, package delivery business’, school bus fleet operations, EV charging infrastructure developers and owners, and distributed energy developers. We are headquartered in Fort Lee, New Jersey and operate from two (2) additional locations in the United States for manufacturing, service and maintenance, engineering, and sales and administration.

Segments

In determining operating and reportable segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), the Company concluded that it has one reportable segment: Critical Power Solutions (“Critical Power”). Financial information about the Company’s segment is presented in Note 13 - Business Segment, Geographic and Customer Information.

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

These consolidated financial statements include the accounts of Pioneer and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of December 31, 2024, the Company had $41,622 of cash on hand and working capital of $26,679. The cash on hand was generated primarily from the sale of the Company’s former wholly owned subsidiary, Pioneer Custom Electrical Products Corp. (“PCEP”) and the sale of common stock under the ATM Program (as defined below). On October 29, 2024, the Company closed on the sale of PCEP for gross cash proceeds of $48,000. On October 20, 2020, we entered into an At the Market Sale Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell our shares of common stock from time to time through Wainwright, acting as sales agent or principal (the “ATM Program”). During the year ended December 31, 2024, the Company sold an aggregate of 919,557 shares of common stock for an aggregate consideration of approximately $5,147, before any sales agent fees and expenses payable by the Company under the ATM Program. As of December 31, 2024, $69,853 of common stock remained available for issuance under the ATM Program.

The Company has historically met its cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of the transformer business units in August 2019, the completion of the sale of the PCEP business unit in October 2024, and the sale of common stock under the ATM program. Historically, the Company’s cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions. The Company expects to meet its cash needs with the working capital and cash flows from the Company’s operating activities. The Company expects its cash requirements to be generally for operating activities, product development and capital improvements. The Company expects that its current cash balance is sufficient to fund operations for the next twelve months from the date our consolidated financial statements are issued.

Risks and Uncertainties

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty in economic activity, the Company is unable to predict the potential size and duration of the impact on its revenue and its results of operations, if any. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Significant estimates in these consolidated financial statements include, but are not limited to, measurement of revenue for contracts accounted for over time, allowance for expected credit losses, inventory valuation, useful lives and impairment of long-lived assets, equity-method investment, consideration to buyer, stock-based compensation and the valuation allowance related to the Company’s deferred tax assets. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the consolidated financial statements and actual results could differ from the estimates and assumptions.

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

Shipping and handling costs incurred after control of a product has transferred to the customer are treated as fulfillment costs and, therefore, are not accounted for as separate performance obligations.

Certain sales of highly customized electrical equipment under the Company’s Electrical Infrastructure segment (included in discontinued operations; see Note 11 – Discontinued Operations for details) were recognized over time when such equipment had no alternative use and the Company had an enforceable right to payment for performance completed to date. The Company’s measure of progress for such contracts was evaluated under the input method based on direct labor hours incurred relative to the estimated total direct labor hours required in order to complete the project. Any anticipated losses on contracts were fully recognized in the period in which the losses become evident. Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services that are recognized as services are delivered.

Contract Estimates (discontinued operations)

Revenue from over time contracts for the Company’s Electrical Infrastructure segment (included in discontinued operations; see Note 11 – Discontinued Operations for details) was recognized proportionally over the term of the contract using an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed-fee contract performance obligations, which the Company considered the best available indicator of the pattern and timing in which contract performance obligations were fulfilled and control transferred to the customer. This percentage was multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period.

There were situations where the number of hours to complete projects may have exceeded the original estimate as a result of an increase in project scope or unforeseen events. The related impact on income was recognized using the cumulative catch-up method in an accounting period.

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

Cost of Goods Sold

Cost of goods sold primarily includes charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, depreciation and amortization, purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and utilities related to production facilities and, where appropriate, an allocation of overhead. Cost of goods sold also includes indirect labor and infrastructure cost related to the provision of field services.

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

As of December 31, 2024, one customer represented approximately 72% of the Company’s accounts receivable. As of December 31, 2023, two customers represented approximately 22% and 12% of the Company’s accounts receivable.

For the year ended December 31, 2024, two customers represented approximately 22% and 13% of the Company’s revenue. For the year ended December 31, 2023, one customer represented approximately 14% of the Company’s revenue.

As of December 31, 2024, one of the Company’s suppliers represented approximately 25% of the Company’s accounts payable. As of December 31, 2023, one of the Company’s suppliers represented approximately 14% of the Company’s accounts payable.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the consolidated financial statements. As of December 31, 2024, and 2023, the Company did not have any cash equivalents. The Company has cash on deposits in several financial institutions which may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2024, and 2023, the Company had balances of $41,372 and $3,332 in excess of the FDIC insured limits, respectively. The Company reduces exposure to credit risk by maintaining cash deposits with major financial institutions. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

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

The Company accounts for trade receivables at original invoice amount less an estimate made for expected credit losses. The Company’s allowance for expected credit losses on accounts receivable reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. There was $13 of reserves for expected credit losses as of December 31, 2024, and the Company did not have any reserves for expected credit losses as of December 31, 2023.

Long-Lived Assets

Depreciation and amortization for property and equipment is computed and included in cost of goods sold and in selling and administrative expense, as appropriate. Long-lived assets, consisting primarily of property and equipment, are stated at cost less accumulated depreciation. Property and equipment are depreciated using the straight-line method, based on the estimated useful lives of the assets (buildings - 25 years, machinery and equipment - 5 to 15 years, computer hardware and software - 3 to 5 years, furniture & fixtures - 5 to 7 years, leasehold improvements – term of lease). Depreciation commences in the year the assets are ready for their intended use.

The Company reviews all long-lived assets such as property and equipment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability of the assets that are held and used is measured by a comparison of the carrying amount of an asset to the estimated future cash flows expected to be generated by the asset or asset group. Impairment is measured by the amount by which the carrying value of the asset(s) exceed the fair value. There were no triggering events that would indicate impairment of long-lived assets as of December 31, 2024 and 2023.

Held for Sale and Discontinued Operations

The Company classifies assets and liabilities to be sold (disposal group) as held for sale in the period when all of the applicable criteria are met, including: (i) management commits to a plan to sell, (ii) the disposal group is available to sell in its present condition, (iii) there is an active program to locate a buyer, (iv) the disposal group is being actively marketed at a reasonable price in relation to its fair value, (v) significant changes to the plan to sell are unlikely, and (vi) the sale of the disposal group is generally probable of being completed within one year. Management performs an assessment at least quarterly or when events or changes in business circumstances indicate that a change in classification may be necessary.

Assets and liabilities held for sale are presented separately within the consolidated balance sheets with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property and equipment and amortization of right-of-use assets are not recorded while these assets are classified as held for sale. For each period the disposal group remains classified as held for sale, its recoverability is reassessed and any necessary adjustments are made to its carrying value.

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that will have a major effect on its operations and financial results. The results of discontinued operations are reported as income or loss from discontinued operations, net of tax in the consolidated statements of comprehensive income for the current and prior periods commencing in the period in which the held for sale criteria are met. Income or loss from discontinued operations, net of tax includes direct costs attributable to the divested business and excludes any cost allocations associated with any shared or corporate functions unless otherwise dedicated to the divested business. Income or loss from discontinued operations, net of tax will include any gain or loss recognized upon disposition or from adjustment of the carrying amount to fair value less costs to sell while classified as held for sale.

Transactions between the businesses held for sale and businesses held for use that are expected to continue after the disposal are not eliminated in order to appropriately reflect the continuing operations as well as the activity to be disposed of.

Equity-Method Investments

The Company accounts for investments in LLCs in which the Company has more than virtually no influence, but does not control, under the equity method of accounting. Under the equity method of accounting, the Company’s initial investment is recorded at fair value in accordance with ASC 810-10-40-5 as its equity method investment arose from a deconsolidation event. See Note 11- Discontinued Operations and Note 12 – Equity Method Investment.

The carrying amount is adjusted for the Company’s share of the earnings or losses, and dividends received from the investee. When the Company’s share of losses in an investee equals or exceeds the carrying value of the investment plus any advances, no further losses are recognized unless the Company has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee.

The Company periodically assesses if impairment indicators exist at equity method investments. When an impairment indicator is observed, any excess of the carrying amount over its estimated fair value is recognized as impairment expense when the loss in value is deemed other-than-temporary and included in income or loss from equity method investments in the consolidated statements of operations.

In relation to the Company’s investment in the Investment, the Company elected to recognize its proportional share of the income or loss from the equity method investment on a financial reporting lag of one fiscal quarter due to the timing and availability of financial information. There were no earnings recognized from the Investment during the year ended December 31, 2024.

Leases

Lessee Accounting

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

Lessor Accounting

The Company leases electric generators and mobile electric vehicle charging equipment to certain of its customers. The Company accounts for such rentals as operating leases. The lease terms are included in the Company’s contracts and the determination of whether the Company’s contracts contain leases generally does not require significant assumptions or judgments. Leasing revenues do not include material amounts of variable payments. The Company does not generally provide an option for the lessee to purchase the rented equipment at the end of the lease. Leasing revenues are recognized on a straight-line basis over the duration of the contractual agreement. Lessees do not provide residual value guarantees on rented equipment.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. For the year ended December 31, 2024 and 2023, the Company operated primarily in the United States. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the deferred asset, net recorded as of December 31, 2024, and 2023 is realizable through future reversals of existing taxable temporary differences and future taxable income. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s tax filings are subject to audit by various taxing authorities.

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

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Total advertising and promotional expenses were $311 and $414 for the years ended December 31, 2024 and 2023, respectively.

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

Research and Development

Research and development include expenses incurred by the Company’s Critical Power segment related to developing the Company’s mobile e-Boost electric vehicle charging solutions. Research and development expenses are charged to operations as incurred. During the years ended December 31, 2024 and 2023, the Company incurred $1,050 and $885, respectively, of research and development expenses.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued an accounting standards update ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures” related to improvements to reportable segment disclosures. The amendments in this update require additional disclosure of significant expenses related to our reportable segments, additional segment disclosures on an interim basis, and qualitative disclosures regarding the decision making process for segment resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. These updates resulted in expanded disclosures. See Note 13 – Business Segment, Geographic and Customer Information for additional information.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. These updates will not have a significant impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses”, which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

3. REVENUES

Nature of the Company’s products and services

The Company’s principal products and services include electric power systems and equipment, distributed energy resources, power generation equipment and mobile electric vehicle charging solutions. The Company’s principal products and services are primarily sold in the United States. See Note 13 – Business Segment, Geographic and Customer Information, for additional information.

Products

The Company’s Electrical Infrastructure business (included in discontinued operations; see Note 11 – Discontinued Operations for details) provided electric power systems and equipment and distributed energy resources that helped customers effectively and efficiently protect, control, transfer, monitor and manage their electric energy needs.

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

Revenue Recognition

During the years ended December 31, 2024, and 2023, the Company recognized $558 and $343 of equipment revenue over time, respectively, from its Critical Power segment. Additionally, the Company recognized $11,704 and $3,070 of revenue at a point in time from the sale of its products, which is typically recognized upon delivery, from its Critical Power segment during the years ended December 31, 2024, and 2023, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $8,690 and $7,703 of service revenue during the years ended December 31, 2024, and 2023, respectively. Under its continuing operations, the Company recognizes revenue as services are provided. Amounts billed and due from customers, as well as the value of unbilled account receivables, are generally classified within current assets in the consolidated balance sheets. The customer payments are generally due in 30 days.

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

The change in deferred revenue as of December 31, 2024, was driven primarily by ordinary course contract activity. As of January 1, 2023, the Company had a deferred revenue balance of $808. For the years ended December 31, 2024, and 2023, the Company recognized revenue of $162 and $670 respectively, related to amounts that were included in deferred revenue as of December 31, 2023, and 2022, respectively, resulting primarily from the progress made on the various active contracts during the respective reporting periods. As of December 31, 2024, the Company had $991 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the consolidated balance sheet.

Unbilled receivables include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself.

Concentration of Risk

For the year ended December 31, 2024, the Company derived 22% and 13% of its revenue from two customers. For the year ended December 31, 2023, the Company derived 14% of its revenue from one customer. As of December 31, 2024, one customer’s outstanding receivable balance equaled 72% of the total outstanding receivable balance. As of December 31, 2023, two customers’ outstanding receivable balance equaled 22% and 12% of the total outstanding receivable balance.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the year ended December 31, 2024 were $295. Returns and warranties during the year ended December 31, 2023, were insignificant.

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue discipline:

	For the Years Ended
	December 31,
	2024	2023
Revenues - ASC 606
Products	$12,262	$3,413
Services	8,690	7,703
Total revenues - ASC 606	20,952	11,116
Revenues - ASC 842
Fixed lease revenue	1,927	-
Total revenues - ASC 842	1,927	-
Total revenue	$22,879	$11,116

Lease Revenues

There were no leasing revenues arising from variable lease payments during the years ended December 31, 2024, and 2023.

The following table presents future operating lease payments to be received as of December 31, 2024:

For the Years Ended December 31,	Total
2025	$2,059
2026	743
2027	200
2028	200
2029	142
Total	$3,344

4. INVENTORIES

The components of inventories are summarized below:

	December 31,
	2024	2023
Raw materials	$4,899	$2,753
Work in process	1,169	325
Total inventories	$6,068	$3,078

5. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	December 31,
	2024	2023
Machinery, vehicles and equipment	$5,942	$2,558
Furniture and fixtures	160	160
Computer hardware and software	311	311
Leasehold improvements	103	103
Construction in progress	2,180	1,946
	8,696	5,078
Less: accumulated depreciation	(2,193)	(1,477)
Total property and equipment, net	$6,503	$3,601

Depreciation expense was $716 and $397 for the years ended December 31, 2024, and 2023, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	December 31,
	2024	2023
Accounts payable	$3,054	$1,680
Accrued liabilities	1,489	6,431
Total accounts payable and accrued liabilities	$4,543	$8,111

Accrued liabilities primarily consist of accrued insurance, accrued compensation and benefits and accrued legal settlement costs. As of December 31, 2024, and 2023, accrued insurance was $462 and $795, respectively. Accrued compensation and benefits as of December 31, 2024, and 2023 were $453 and $95, respectively. There were no accrued legal settlement costs as of December 31, 2024, as compared to $5,000 as of December 31, 2023 (See Note 7 - Commitments and Contingencies for additional information). The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain offices, facilities and equipment under operating and financing leases. The Company’s leases have remaining terms ranging from less than 1 year to 5 years, some of which contain options to extend up to 5 years. As of December 31, 2024, and 2023, assets recorded under finance leases were $455 and $638, respectively, and accumulated amortization associated with finance leases were $234 and $235, respectively.

As of December 31, 2024, and 2023, assets recorded under operating leases were $995 and $830, respectively, and accumulated amortization associated with operating leases were $465 and $405, respectively. During the fourth quarter of 2024, the Company executed an extension of its operating lease in Miami, Florida. After adjusting for a weighted average discount rate, the Company recognized a right-of-use asset and lease liability of approximately $330 within the consolidated balance sheets.

The components of the lease expense were as follows:

	For the Years Ended
	December 31,
	2024	2023
Operating lease cost	$247	$247

Financing lease cost
Amortization of right-of-use asset	$129	$324
Interest on lease liabilities	25	42
Total financing lease cost	$154	$366

Other information related to leases was as follows:

Supplemental cash flows information:

	For the Years Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$260	$255
Operating cash flow payments for financing leases	25	42
Financing cash flow payments for financing leases	129	355
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities arising from obtaining right of use assets	330	-

Weighted average remaining lease term:

	December 31,
	2024	2023
Operating leases	3 years	2 years
Financing leases	2 years	3 years

Weighted average discount rate:

	December 31,
	2024	2023
Operating leases	5.50%	5.50%
Financing leases	6.94%	6.80%

Future minimum lease payments under non-cancellable leases as of December 31, 2024, were as follows:

	Operating	Financing
	Leases	Leases
2025	$270	$123
2026	97	88
2027	76	42
2028	79	-
Thereafter	82	-
Total future minimum lease payments	604	253
Less imputed interest	(59)	(23)
Total future minimum lease payments	$545	$230

Reported as of December 31, 2024:

	Operating	Financing
	Leases	Leases
Right-of-use assets	$530	$221
	Operating	Financing
	Leases	Leases
Current portion of lease liabilities	$244	$109
Lease liabilities, non-current portion	301	121
Total	$545	$230

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

On June 15, 2023, Terrence and Kay Mimick (the “Plaintiffs”) filed a complaint in the U.S. District Court, District of Nebraska naming the Company, its wholly-owned subsidiary, Pioneer Critical Power, Inc., and an individual acting in his capacity as an employee of the Company, collectively as defendants. Plaintiffs filed an amended complaint on July 7, 2023, alleging negligent driving, negligent entrustment, and negligent hiring, training and supervision, as a result of a car accident that occurred on September 9, 2019, and seeking special damages related to the injuries allegedly sustained by Plaintiffs. The amended complaint also named Titan Energy Systems, Inc. as a defendant instead of Pioneer Critical Power, Inc. On July 27, 2023, the defendants filed an Answer to Plaintiff’s Amended Complaint. On October 6, 2023, a mediation was held, but the parties did not reach a settlement. As of December 31, 2023, the Company recognized a liability of $5,000 related to this matter, with a corresponding insurance receivable of $5,000 related to the loss recovery, which was included within prepaid expenses and other current assets on the consolidated balance sheet. In June 2024, another mediation was held and the parties reached a settlement for all of the Plaintiffs’ claims. The case was dismissed with prejudice on July 23, 2024. As of December 31, 2024, the Company did not recognize a liability, or a corresponding insurance receivable, related to the loss recovery.

8. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 11,120,266 and 9,930,022 shares of common stock, $0.001 par value per share, outstanding as of December 31, 2024, and 2023, respectively.

On November 12, 2024, the board of directors declared a one-time special cash dividend of $1.50 per share, or $16,665 in the aggregate, to shareholders of record as of December 17, 2024, which is included in “Dividends payable” on the consolidated balance sheet as of December 31, 2024. The dividend was paid on January 7, 2025.

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

9. STOCK-BASED COMPENSATION

Stock-Based Compensation

On October 13, 2021, the Company’s board of directors adopted the 2021 Long-Term Incentive Plan (the “2021 Plan”), subject to stockholder approval, which was obtained on November 11, 2021. The 2021 Plan supplemented the 2011 Plan, which expired on May 11, 2021, and which replaced and superseded the 2009 Plan, as noted above. The Company’s outside directors and its employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2021 Plan. The 2021 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the board that is designated to administer the 2021 Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan is 900,000 shares plus any increase by any Prior Plan Awards (as defined in the 2021 Plan) eligible for reuse (700,000 shares) as of December 31, 2024, of which one hundred percent (100%) may be delivered pursuant to incentive stock options. As of December 31, 2024, there were 279,354 shares available for future grants under the Company’s 2021 Plan. The 2021 Plan was initially administered by the Company’s board of directors, but it has been administered by the compensation committee following the creation of such committee in the first quarter of 2022.

The fair value of the stock options granted was measured using the Black-Scholes valuation model with the following assumptions:

	For the Years Ended December 31,
	2024	2023
Expected term (years)	5.0 - 6.0	5.0 - 6.0
Risk-free interest rate	4.1% - 4.5%	3.5% - 4.4%
Expected volatility	112.3% - 125.7%	110.0% - 112.1%
Expected dividends	0.0%	0.0%

A summary of stock option activity for the year ended December 31, 2024, is presented below:

	Stock Options	Weighted average exercise price (1)	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2024	706,167	$3.99
Granted	75,146	4.28
Exercised	(162,837)	1.69
Forfeited/expired	(57,000)	8.71
Outstanding as of December 31, 2024	561,476	4.22	5.27	$426
Exercisable as of December 31, 2024	543,498	4.18	5.16	423

(1)	Exercise prices have been reduced by $1.50 per share as a result of the modification in connection with the special cash dividend declared for all common shareholders of record as of December 17, 2024.

A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below:

	For the Years Ended December 31,
	2024	2023
Weighted-average fair value of options granted (per share)	$1.48	$0.97
Intrinsic value gain of options exercised	453	52
Cash receipts from exercise of options	519	50

The following table presents information related to stock options as of December 31, 2024:

Options outstanding		Options exercisable
	Outstanding	Weighted average	Exercisable
Exercise price	number of	remaining life	number of
(1)	options	in years	options
$0.18	10,000	5.3	10,000
$1.67	11,000	7.4	11,000
$1.81	144,667	6.4	144,667
$2.18	1,000	1.2	1,000
$2.32	1,309	0.0	-
$3.75	50,000	8.4	50,000
$4.10	4,000	3.3	4,000
$4.42	70,000	9.9	70,000
$4.60	10,000	8.7	3,333
$5.75	5,000	8.6	1,666
$5.80	236,000	2.3	236,000
$5.99	2,500	8.5	2,500
$6.11	2,500	8.6	833
$6.77	5,000	8.5	1,666
$7.00	2,500	8.5	833
$7.48	6,000	0.3	6,000
	561,476		543,498

(1)	Exercise prices have been reduced by $1.50 per share as a result of the modification in connection with the special cash dividend declared for all common shareholders of record as of December 17, 2024.

A summary of restricted stock unit (“RSU”) activity during the year ended December 31, 2024, and 2023 is as follows:

		Weighted-average	Weighted-average
		grant-date	grant-date
	Number of units	fair value per share	fair value
Unvested restricted stock units as of January 1, 2023	250,000	$4.35	$1,087
Units granted	100,000	5.75	575
Units vested	(225,000)	4.97	(1,119)
Units forfeited	-	-	-
Unvested restricted stock units as of January 1, 2024	125,000	4.35	543
Units granted	50,000	5.92	296
Units vested	(175,000)	4.80	(839)
Units forfeited	-	-	-
Unvested restricted stock units as of December 31, 2024	-	-	$-

During the years ended December 31, 2024 and 2023, RSUs vested with an aggregate vest date fair value of $780 and $1,251, respectively.

2024

During the year ended December 31, 2024, the Company issued 10,000 shares of its common stock for consulting services with a fair value of $59.

During the year ended December 31, 2024, the Company issued 175,000 shares of common stock to its Chief Financial Officer (“CFO”) in connection with the vesting of 125,000 RSUs on May 1, 2024, and 50,000 RSUs on December 5, 2024.

During the year ended December 31, 2024, the CFO agreed to surrender shares of common stock to the Company, totaling an aggregate of 62,281 shares (57,541 shares on June 7, 2024, with a fair value of $220 and 4,740 shares on October 22, 2024, with a fair value of $29) in connection with income and payroll tax obligations paid by the Company in connection with the exercising of options and vesting of RSUs. The shares were cancelled and retired by the Company.

On November 12, 2024, the board of directors declared a one-time special cash dividend of $1.50 per share to shareholders of record as of December 17, 2024. All stock options that were outstanding as of the record date were modified to reduce the exercise price pursuant to the nondiscretionary anti-dilution provisions in the Company’s 2021 Plan. There was no incremental compensation expense related to the modification.

Stock based compensation expense recorded for the years ended December 31, 2024, and 2023 was approximately $1,055 and $1,471, respectively. As of December 31, 2024, there was $80 of stock-based compensation expense remaining to be recognized in the consolidated statements of operations over a weighted average remaining period of 1.6 years.

2023

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

During the year ended December 31, 2023, the Company issued 250,000 shares of common stock to its CFO in connection with the vesting of 125,000 RSUs on May 1, 2022, and 125,000 RSUs on May 1, 2023. The fair value of the RSUs on the date of grant was $544, which was recognized immediately.

During the year ended December 31, 2023, the CEO and CFO each individually agreed to surrender shares of common stock to the Company, totaling an aggregate of 117,082 shares with a fair value of $720 in connection with income and payroll tax obligations paid by the Company in connection with the vesting of the above mentioned RSUs. The shares were cancelled and retired by the Company.

10. INCOME TAXES

The components of loss before income taxes related to continuing operations are summarized below:

	For the Years Ended
	December 31,
	2024	2023
Loss before income taxes
U.S. operations	$(4,767)	$(6,279)
Loss from continuing operations	$(4,767)	$(6,279)

The components of the income tax benefit related to continuing operations were as follows:

	For the Years Ended
	December 31,
	2024	2023
Current
Federal	$(1,128)	$-
State	(290)	-
Total income tax benefit	$(1,418)	$-

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate for continuing operations, as computed on loss before taxes, is as follows:

	For the Years Ended
	December 31,
	2024	2023
Federal income tax at statutory rate	$(1,001)	$(1,319)
State and local income tax, net	(316)	-
Other permanent items	120	(9)
Expired foreign tax credits	652	28
Valuation allowance	(922)	1,300
True-up	49	-
Total	$(1,418)	$-

The Company’s provision for income taxes reflects an effective tax rate on loss before income taxes of 29.7% in 2024, as compared to 0.0% in 2023. The increase in the Company’s effective tax rate during 2024 primarily reflects the reduction of the valuation allowance and the utilization of its net operating losses.

The net deferred income tax asset (liability) was comprised of the following:

	For the Years Ended
	December 31,
	2024	2023
Noncurrent deferred income taxes
Total assets	$749	$110
Total liabilities	(749)	(110)
Net noncurrent deferred income tax asset	-	-
Net deferred income tax asset	$-	$-

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	For the Years Ended
	December 31,
	2024	2023
Deferred tax assets
U.S. net operating loss carry forward	$1,051	$858
Non-deductible reserves	830	923
Tax credits	3,581	4,233
Intangibles	1,294	1,025
Total deferred tax assets	6,756	7,039
Valuation allowance	(6,007)	(6,929)
Net deferred tax assets	749	110
Deferred tax liabilities
Fixed assets	(749)	(110)
Total deferred tax liabilities	(749)	(110)
Deferred asset, net	$-	$-

As of December 31, 2024, The Company had $6,756 of deferred tax assets on which it is taking a $6,007 valuation allowance. The total valuation allowance of $6,007 as of December 31, 2024, represents a decrease of $922 from December 31, 2023.

A valuation allowance is established when it is determined that it is more likely than not that the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management assessed all available positive and negative evidence, including historical operating results, cumulative losses, projections of future taxable income, and sources of taxable income such as future reversals of existing taxable temporary differences, tax-planning strategies, and the realization of the gain from the subsidiary sale. Significant judgment is required in assessing the weight of both positive and negative evidence, particularly in determining the likelihood and timing of future taxable income.

During the year ended December 31, 2024, the Company recognized pre-tax income from the divestiture of PCEP Subsidiary, resulting in a tax gain of approximately $37 million. This gain enabled the Company to fully recognize its existing tax attributes, net operating losses (NOLs), §163(j) interest expense limitations, and R&D credits available at the time of the divestiture. Despite this positive evidence, the Company determined that it was insufficient to overcome substantial negative evidence. This negative evidence includes cumulative losses incurred over recent years, continued uncertainty regarding sustained future taxable income, and the expectation of continued accumulation of new tax attributes due to ongoing operating results. Furthermore, the anticipated annual generation of NOLs upon reversal of deferred tax liabilities significantly reduces the reliability of future taxable income as a viable source for realizing deferred tax assets.

Considering the significant judgment required in assessing the likelihood, timing, and magnitude of future taxable income, and given the relative weight and persuasiveness of the available evidence, management concluded that the negative evidence continues to outweigh the positive evidence. As a result, the Company has determined that the continuation of a full valuation allowance remains appropriate as of December 31, 2024. This includes a full valuation allowance for the Company’s foreign tax credits (“FTCs”) as the Company does not anticipate generating any foreign source income to realize this benefit. As of December 31, 2024, the remaining balance of the Company’s FTCs was $3,581.

The Company has state net operating loss (“NOLs”) carryforwards of approximately $16,431 as of December 31, 2024. Certain of these amounts are subject to annual limitations under applicable tax law. If not utilized, a portion of these losses will expire in varying amounts between 2030 and 2043.

Internal Revenue Code Section 382 imposes an annual limitation on the utilization of net operating loss (NOL) carryforwards and certain other tax attributes following a change in ownership. An ownership change generally occurs if the percentage of stock owned by 5-percent shareholders increases by more than 50 percentage points during a rolling three-year period. As of December 31, 2024, the Company conducted an analysis under Section 382 and determined that no ownership change occurred during the year. Therefore, there is no annual limitation imposed on the utilization of the Company’s federal NOL carryforwards. Furthermore, the sale of a subsidiary completed prior to year-end is expected to allow the Company to fully utilize these NOL carryforwards. The Company has also evaluated the implications of Section 382 limitations at the state level. Given that state conformity to federal Section 382 provisions varies significantly, additional state-specific considerations may apply. The Company will continue to monitor any future ownership changes, legislative updates, or interpretive guidance related to Section 382, as such changes could impact the Company’s ability to realize these deferred tax assets.

The following table summarizes the Company’s state losses by jurisdiction, as well as the expiration date:

		Oldest	Carry
		Remaining	Forward	Expiration	Expiration
	December 31, 2024	NOL	Years	Start Date	End Date
California	$12,844	2015	23	2038	2043
Florida	1,833	2015	20	2035	Indefinitely
Illinois	208	2018	12	2030	2043
Iowa	733	2017	20	2037	Indefinitely
Maryland	40	2017	20	2037	Indefinitely
Minnesota	248	2022	15	2037	2038
Nebraska	234	2017	20	2037	2043
North Carolina	130	2017	20	2037	2038
North Dakota	160	2015	20	2035	Indefinitely
Total	$16,430

The Company incurs research and development expenses as part of its ongoing operations. These expenditures generate a research and development credit for tax purposes. All research and development tax credits have been fully utilized and the Company has $0 of research and development credits remaining on December 31, 2024.

Under the provisions of the Tax Cuts and Jobs Act (TCJA) and as further modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), Internal Revenue Code Section 163(j) generally limits our deductible business interest expense to the sum of (i) our business interest income, (ii) 30% of adjusted taxable income (ATI), and (iii) floor plan financing interest expense. Adjusted taxable income is defined as taxable income with adjustments for interest, depreciation, amortization, and depletion through 2021. Beginning in 2022, depreciation, amortization, and depletion deductions are no longer added back when calculating ATI. The limitation imposed by Section 163(j) may create interest expense carryforwards, which can be utilized indefinitely in future tax periods subject to the same limitation. For the year ended December 31, 2024, due to the gain realized on the sale of PCEP, the Company generated sufficient adjusted taxable income to support interest expense deductions, resulting in an interest expense deduction of $2,897 from prior year carryforwards. The amount available for carryover to future periods of IRC 163(j) as of December 31, 2024 is $0. The Company expects the interest limitation will continue to apply in future years.

The Company has determined there are no uncertain tax positions requiring recognition or disclosure, including positions related to the sale of PCEP. The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with ASC 740-10. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations. Management has concluded that the current reserves are appropriate. The Company continues to monitor and evaluate uncertain tax positions that may arise from future developments in tax law interpretations, regulations, or audit outcomes. The Company’s tax returns remain subject to examination by the U.S. Internal Revenue Service and most state jurisdictions include the years 2021 and forward.

11. DISCONTINUED OPERATIONS

Sale of Electrical Infrastructure Segment

On October 29, 2024, the Company entered into an Equity Contribution and Purchase Agreement (the “Equity Purchase Agreement”), by and among the Company, PCEP, Voltaris Power LLC (the “Buyer”) and Pioneer Investment LLC (“Investment”). Pursuant to the terms of the Equity Purchase Agreement, the Company agreed to:

(i)	contribute 4% of all of the issued and outstanding equity interests of PCEP to Investment (the “Rollover Interests”) in exchange for Investment issuing $2,000 of common units (representing approximately 6% of Investment’s issued and outstanding common units on the Closing Date (as defined below)) (the “Rollover Units”) to the Company; and
(ii)	sell all of the issued and outstanding equity interests of PCEP other than the Rollover Interests to the Buyer ((i) and (ii) being, the “Equity Transaction”).

The Equity Transaction included total consideration of (i) $48,000 in cash, subject to adjustment pursuant to the terms of the Equity Purchase Agreement, and (ii) $2,000 in equity pursuant to Investment’s issuance of the Rollover Units to the Company (See Note 2 – Summary of Significant Accounting Policies and Note 12 – Equity Method Investment). The Equity Transaction contains customary terms and conditions and are subject to working capital adjustments. Negotiations between the parties are ongoing, and the Company’s estimate of the range of adjustments resulting in a lower recognized gain is approximately $1,349 to $5,344, with the midpoint equal to $3,347. The Company determined that the midpoint appears to be a better estimate than any other amount within the range, and, accordingly, has recorded a consideration due to buyer of $3,347 on December 31, 2024, related to anticipated net working capital adjustments. It is at least reasonably possible that the estimate will change in the near term and the effect of the change may be material.

Following the execution of the Equity Purchase Agreement, the Equity Transaction was consummated on October 29, 2024 (the “Closing Date”). PCEP represents the entirety of the Company’s Electrical Infrastructure segment.

As a result, the assets and liabilities of PCEP have been presented separately under the captions “Current assets held for sale”, “Noncurrent assets held for sale” and “Current liabilities held for sale” in the consolidated balance sheet as of December 31, 2023. The results of operations of PCEP, as well as the gain realized on the sale of $35,044, have been presented under the caption “Income from discontinued operations, net of tax” in the consolidated statements of operations for the years ended December 31, 2024, and 2023.

Summarized Held for Sale and Discontinued Operation Financial Information

A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities held for sale in the consolidated balance sheet, is as follows:

	December 31,
	2024	2023
Assets held for sale:
Current assets:
Accounts receivable, net of allowance for credit losses of $97	$-	$7,791
Inventories, net	-	4,501
Prepaid expenses and other current assets	-	1,353
Total current assets	-	13,645
Property and equipment, net	-	298
Operating lease right-of-use assets	-	335
Other assets	-	42
Assets held for sale	$-	$14,320

Liabilities held for sale:
Accounts payable and accrued liabilities	$-	$4,497
Current portion of operating lease liabilities	-	346
Deferred revenue	-	4,625
Liabilities held for sale	$-	$9,468

The income tax (benefit/expense) associated with discontinued operations in 2024 primarily reflects the tax effects of disposal gains along with the utilization of previously unrecognized tax attributes and valuation allowance reversals. The previous valuation allowance established on these deferred tax assets were reversed when the Company entered into a definitive sale agreement during the year. The closing of the transaction provided certainty related to the amounts realized and the resulting gain for tax purposes allowed the company to utilize the deferred tax assets. The determination whether it was more likely than not that the deferred tax assets were not going to be realized was no longer applicable.

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities from discontinued operations were as follows:

	For the Years Ended
	December 31,
	2024	2023
Deferred tax assets
U.S. net operating loss carry forward	$-	$4,072
Non-deductible reserves	-	951
Tax credits	-	39
Intangibles	-	366
Total deferred tax assets	-	5,428
Valuation allowance	-	(5,449)
Net deferred tax assets	-	(21)
Deferred tax liabilities
Fixed assets	-	21
Net deferred tax liabilities	-	21
Deferred asset, net	$-	$-

Income tax expense associated with discontinued operations totaled $5,497 in 2024 and $0 in 2023, reflecting tax disposal gains, offset by utilization of tax attributes and related valuation allowance reversals.

The following table summarizes the results from discontinued operations, net of tax included in the consolidated statements of operations for the years ended December 31, 2024, and 2023:

	For the Years Ended December 31,
	2024	2023
Revenues	$12,962	$30,377
Cost of goods sold	10,521	24,252
Gross profit	2,441	6,125
Operating expenses
Selling, general and administrative	2,278	1,744
Total operating expenses	2,278	1,744
Operating income from discontinued operations	163	4,381
Interest expense	2	-
Gain on sale of business, net of taxes	(35,044)	-
Other expense	1	-
Net income from discontinued operations	$35,204	$4,381

The cash flows related to the discontinued operations have not been segregated and are included in the consolidated statements of cash flows.

Furthermore, the below table illustrates certain cash flows from discontinued operations:

	For the Years Ended December 31,
	2024	2023
Operating activities
Depreciation	$77	$73

Continuing Involvement

As a result of the Company’s investment in Rollover Units of Investment, which is accounted for as an equity method investment (see Note 2 - Summary of Significant Accounting Policies – Equity-Method Investment), the Company determined that it has continuing involvement with the discontinued operation, which is expected to continue for as long as the Company retains its investment in Rollover Units. There are no revenues or expenses presented in continuing operations after the disposal transaction that before the disposal transaction were eliminated in the Company’s consolidated financial statements as intra-entity transactions. The equity method investment did not result in any pretax income or losses reported on the Company’s consolidated statements of operations for the years ended December 31, 2024 or 2023. Prior to the disposal transaction, the Company owned 100% of the discontinued operation, PCEP.

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

12. EQUITY-METHOD INVESTMENT

As disclosed in Note 11 – Discontinued Operations, on October 29, 2024, the Company deconsolidated its subsidiary, PCEP. As part of the transaction, the Company retained an equity interest in PCEP via the issuance of Rollover Units. The Company estimated the fair value of the retained equity interest on the date of deconsolidation, which was determined to be $2,000 based on the Company’s proportionate share of Investment, which was calculated using the market approach based on the Equity Transaction.

13. BUSINESS SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

The CEO, as the Chief Operating Decision Maker (“CODM”), organizes the Company, manages resource allocations and measures performance of the Company’s single operating segment, Critical Power Solutions. The Critical Power Solutions reportable segment is the Company’s Titan Energy Systems, Inc. business unit. The Critical Power Solutions segment provides mobile high capacity charging equipment, power generation equipment and aftermarket field-services in order to help customers secure fast vehicle charging where fixed charging infrastructure does not exist, and additionally to ensure smooth, uninterrupted power to operations during times of emergency.

The CODM assesses the Company’s performance and decides how to allocate resources based on consolidated net income (loss) in the consolidated statements of operations, which is assessed to be the segment measure of profit or loss. This measure is used to monitor actual results to evaluate the performance of the segment versus the forecasted targets. The segment assets are equal to the assets presented in the consolidated balance sheets.

The significant expenses that are regularly provided to the CODM, which include costs of goods sold, selling, general and administrative expenses and research and development expenses, are disclosed in the consolidated statements of operations as a part of the consolidated net income (loss). The other segment item that is regularly provided to the CODM includes other income (expense) which is disclosed as a separate line item in the consolidated statements of operations. Other income and expenses consist of interest income and interest expense, which are disclosed as separate line items in the consolidated statements of operations.

On October 29, 2024, the Company sold its Electrical Infrastructure segment to Mill Point Capital. Prior to the sale of the Electrical Infrastructure segment, the Company’s CODM assessed performance and allocated resources amongst its two reportable segments. See Note 11- Discontinued Operations for additional information.

Revenues are attributable to countries based on the location of the Company’s customers:

	For the Years Ended
	December 31,
	2024	2023
Revenues
United States	$19,909	$11,116
Canada	2,970	-
Total	$22,879	$11,116

Approximately 22% and 13% of the Company’s revenues during the year ended December 31, 2024, were made to INF Associates, LLC and British Columbia Hydro and Power Authority, respectively. Approximately 14% of the Company’s sales during the year ended December 31, 2023, were made to Target Corporation.

The distribution of the Company’s property and equipment by geographic location is approximately as follows:

	December 31,
	2024	2023
Property and equipment
United States	$6,503	$3,601

14. BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted earnings (loss) per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of shares that would be issued upon the exercise of stock options and vesting of restricted stock units, computed using the treasury stock method.

A reconciliation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share data):

	For the Years Ended
	December 31,
	2024	2023
Numerator:
Loss from continuing operations	$(3,349)	$(6,279)
Income from discontinued operations, net of income taxes	35,204	4,381
Net income (loss)	$31,855	$(1,898)

Denominator:
Weighted average common shares outstanding - basic	10,745,217	9,905,234
Effect of dilutive securities:
Stock options	186,958	138,565
Restricted stock units	21,686	83,389
Weighted average common shares outstanding - diluted	10,953,861	10,127,188

Basic (loss) earnings per share:
Loss per share from continuing operations	$(0.31)	$(0.63)
Earnings per share from discontinued operations	3.28	0.44
Basic earnings (loss) per share	$2.97	$(0.19)

Diluted (loss) earnings per share:
Loss per share from continuing operations	$(0.31)	$(0.63)
Earnings per share from discontinued operations	3.21	0.43
Diluted earnings (loss) per share	$2.90	$(0.20)

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2024	2023
Stock options	339,500	402,500
Total	339,500	402,500

15. SUBSEQUENT EVENTS

On January 7, 2025, the Company paid a one-time special cash dividend of an aggregate of $16,665.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done in conjunction with an independent consultant and consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of December 31, 2024, based on the evaluation of these disclosure controls and procedures, and in light of the material weakness found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, we determined that the Company’s internal control over financial reporting was not effective as of December 31, 2024, due to the lack of sufficient accounting personnel and, as a result, the Company is unable to maintain proper segregation of duties.

Management’s Plan to Remediate the Material Weakness

The Company is implementing enhancements to its internal controls to remediate the identified material weakness in its internal control over financial reporting. Specifically, the Company:

●	has engaged external third parties for assistance as needed;
●	has contracted to implement a new ERP system allowing for systemic enforcement of segregation of duties rules; and
●	will be enhancing, designing and implementing process-level and general information technology controls relevant to the financial reporting process within the new ERP system.

Additionally, the Company plans to hire additional accounting and finance personnel with the requisite skills, knowledge and expertise to address identified control deficiencies.

The Company is committed to maintaining a strong internal control environment and believes these remediation efforts will represent significant improvements in its controls over the control environment. These steps will take time to be fully implemented and confirmed to be effective and sustainable. Additional controls may also be required over time. While the Company believes that these efforts will improve its internal control over financial reporting, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weakness in internal control over financial reporting until a sufficient period of time has passed to allow management to test the design and operational effectiveness of the new and enhanced controls. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as permitted by the rules of the SEC.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, the Company identified material weaknesses in our internal control over financial reporting related to the Electrical Infrastructure segment. The material weaknesses were due to deficiencies in the segment’s revenue recognition of over-time contracts and associated costs, recognition of costs incurred by contract, and lack of an inventory automated tracking system.

On October 29, 2024, the Company sold its Electrical Infrastructure segment to Mill Point Capital. As a result of the sale, the deficiencies that contributed to the material weaknesses identified during the year ended December 31, 2023 were eliminated, and the Company’s controls were modified in order to consider the Company’s remaining business. Accordingly, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 considered the controls in place as of such date.

Other than described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the name, age and positions of our executive officers and the members of our board of directors:

Name	Age	Position with the Company
Nathan J. Mazurek	63	President, Chief Executive Officer and Chairman of the Board of Directors
Walter Michalec	36	Chief Financial Officer, Secretary and Treasurer
Yossi Cohn	46	Director
Ian Ross	81	Director
David Tesler	51	Director
Jonathan Tulkoff	63	Director
Thomas Klink	62	Director
Kytchener Whyte	72	Director

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

Nathan J. Mazurek. Mr. Mazurek has served as our chief executive officer, president and chairman of the board of directors since December 2, 2009. From December 2, 2009, through August 12, 2010, Mr. Mazurek also served as our chief financial officer, secretary and treasurer. Mr. Mazurek has over 25 years of experience in the electrical equipment and components industry. Mr. Mazurek has served as the chief executive officer, president, vice president, sales and marketing and chairman of the board of directors of Pioneer Transformers Ltd. since 1995. Mr. Mazurek has served as the president of American Circuit Breaker Corp., a former manufacturer and distributor of circuit breakers, since 1988. From 1999 through 2017, Mr. Mazurek served as director of Empire Resources, Inc., a distributor of semi-finished aluminum and steel products. From 2002 through 2007, Mr. Mazurek served as president of Aerovox, Inc., a manufacturer of AC film capacitors. Mr. Mazurek received his BA from Yeshiva College in 1983 and his JD from Georgetown University Law Center in 1986. Mr. Mazurek brings to the board of directors extensive experience with our company and in our industry. Since he is responsible for, and familiar with, our day-to-day operations and implementation of our strategy, his insights into our performance and into the electrical equipment and components industry are critical to board discussions and to our success.

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

Thomas Klink. Mr. Klink has served as a director since April 30, 2010, and has been employed as a consultant since January 1, 2024. Mr. Klink served as our chief financial officer, secretary and treasurer from January 7, 2016, until April 15, 2020. Since 1996, he has served in various positions at Jefferson Electric, Inc., including as its chief executive officer, chief financial officer, vice president, treasurer, secretary and chairman of the board of directors. Previously, from 1994 to 1996, Mr. Klink served as a division controller at MagneTek, Inc., a company listed on Nasdaq at that time, reporting to the corporate controller. Mr. Klink also previously served as a controller for U.S. Music Corporation, a manufacturer of musical instruments from 1990 through 1994. Mr. Klink received his BBA in Accounting from the University of Wisconsin - Milwaukee in 1984. Mr. Klink brings extensive industry and leadership experience to our board, including over 25 years of experience in the electrical equipment industry. Mr. Klink is currently employed as a consultant for several businesses, supporting their accounting and integration programs.

Kytchener Whyte. Mr. Whyte has served as a director since November 17, 2022. Mr. Whyte has over 45 years of extensive experience in the Electrical Power Distribution & Controls industries with an emphasis on manufacturing, sales and marketing. Since July 31, 2015, Mr. Whyte has been a consultant and served as President of PCEP. Since January 2016, Mr. Whyte has been President of Blue Mountain Industries, Inc., a consulting, electrical engineering and marketing consultancy firm concentrating on the electrical utility, petrochemical and marine markets. From 1999 to 2015, Mr. Whyte was the President and owner of Pacific, based in Southern California. Pacific manufactured electrical power distribution and control products such as its trailblazing IPC units for applications in the petroleum, refining, electric transit and utility industries. Mr. Whyte served as General Manager for CGI, Inc., a manufacturer of Electrical Power Distribution and Controls products from 1993 to 1999. Prior to his time at CGI, Inc., Mr. Whyte was the Vice President for Electrical Power Products between 1985 and 1993. A native of Jamaica, Mr. Whyte is a graduate of Prospect College in St. Mary, Jamaica, and a graduate of Los Angeles Trade Technical College. Mr. Whyte is a United States Air Force Vietnam era veteran, a private pilot and the builder of experimental aircrafts. With his many years of experience in manufacturing, sales, marketing, product design and implementation, Mr. Whyte brings to the board invaluable insights and expertise, and the ability to turn problems into opportunities.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2024, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders.

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

The audit committee consists of Messrs. Cohn, Ross and Tulkoff, each of whom our board of directors has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. In addition, Mr. Ross is the chairman of the audit committee and has been determined by our board of directors to be a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee held a total of five meetings during the fiscal year ended December 31, 2024.

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

Compensation Committee. On January 18, 2022, the board of directors designated a compensation committee (the “compensation committee”). Our compensation committee is composed of Messrs. Tessler and Cohn, each of whom our board of directors has determined to qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Pursuant to its charter, the compensation committee shall be comprised of at least two (2) “independent” members of the board of directors who shall also satisfy such other criteria imposed on members of the compensation committee pursuant to the federal securities laws and the rules and regulations of the SEC and the Nasdaq Stock Market. The compensation committee’s duties are to discharge the responsibilities of the board of directors relating to compensation of the Company’s directors and executive officers, to assist the board of directors in establishing appropriate incentive compensation and equity-based plans and to administer such plans, to oversee the annual process of evaluation of the performance of the Company’s management, and to perform such other duties and responsibilities as enumerated in and consistent with its charter. The compensation committee may designate one or more subcommittees, each subcommittee to consist of at least two members of the compensation committee. Any such subcommittee, to the extent provided in the resolutions of the compensation committee and to the extent not limited by applicable law, shall have and may exercise all the powers and authority of the compensation committee. The compensation committee has authority to retain or obtain the advice of compensation consultants, legal counsel, experts and other advisors as the compensation committee may deem appropriate in its sole discretion. The compensation committee is directly responsible for the appointment, compensation and oversight of its consultants, legal counsel, experts and advisors and has sole authority to approve their fees and retention terms, and the Company will provide funding for such fees and related expenses. Our compensation committee has not retained the services of any compensation consultants. The compensation committee held a total of two meetings during the fiscal year ended December 31, 2024.

The compensation committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge by contacting the Company by mail at the address appearing on the first page of this Annual Report on Form 10-K to the attention of Investor Relations, or by telephone at (212) 867-0700.

Nominating Committee. On January 18, 2022, the board of directors designated a nominating and corporate governance committee (the “nominating committee”). Our nominating committee is composed of Messrs. Tessler and Tulkoff, each of whom our board of directors has determined to qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Pursuant to its charter, the nominating committee shall be comprised of at least two (2) “independent” members of the board of directors who shall also satisfy such other criteria imposed on members of the nominating committee pursuant to the federal securities laws and the rules and regulations of the SEC and the Nasdaq Stock Market. The nominating committee’s duties are to assist the board of directors by identifying potential qualified nominees for director and recommend to the board of directors for nomination candidates for the board of directors, developing the Company’s corporate governance guidelines and additional corporate governance policies, exercising such other powers and authority as are set forth in the charter of the nominating committee and exercising such other powers and authority as shall from time to time be assigned to such committee by resolution of the board of directors. The nominating committee held a total of two meetings during the fiscal year ended December 31, 2024.

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

Insider Trading Policy

We maintain an insider trading policy that applies to our officers, directors and employees that prohibits trading our securities during certain established periods and when in possession of material non-public information. It also prohibits, unless approved in advance in limited circumstances by the policy administrator, the hedging of our securities, including short sales or purchases or sales of derivative securities based on our securities, and the use of our securities to secure a margin or other loan. Since the adoption of our insider trading policy, the policy administrator has not granted any such exemptions to the policy’s general prohibition on hedging or pledging. A copy of our Insider Trading Policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.

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

We appointed a compensation committee in January 2022 when we no longer qualified as a “controlled company” under the corporate governance rules of the Nasdaq Stock Market. We did not engage any compensation consultants to determine or recommend the amount and form of executive and director compensation during and for the year ended December 31, 2024. At this time, our compensation committee has, and previously our board of directors had, determined that the financial and administrative burden of engaging compensation consultants is not justified in light of our Company’s size, its resources and our relatively small number of executive officers and directors. Rather, beginning in the year ended December 31, 2022, we anticipate that the recommended level, components and rationale for our compensation program will be developed and presented each year by our compensation committee to the board of directors for its consideration and approval.

We adopted a Clawback Policy on November 9, 2023, as an additional safeguard to mitigate compensation risks. The Clawback Policy is incorporated by reference as Exhibit 97.1 to this Annual Report.

Summary Compensation Table

The following table summarizes, for each of the last two fiscal years ended December 31, 2024, and 2023, the compensation paid to (i) Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, and (ii) Walter Michalec, our chief financial officer, secretary and treasurer, whom we refer to collectively herein as the “named executive officers.”

				Stock	Option	All other
	Years	Salary	Bonus	awards (1)	awards (1)	compensation	Total
Name and principal position		($)	($)	($)	($)	($)	($)
Nathan J. Mazurek (i)	2024	650,500	2,000,000	-	50,660	21,000 (2)	2,722,160
President, Chief Executive Officer, Chairman of the Board of Directors	2023	562,500	-	575,000	43,514	15,000 (2)	1,196,014

Walter Michalec (ii)	2024	300,000	164,000	296,000	-	-	760,000
Chief Financial Officer, Secretary, and Treasurer	2023	220,000	31,000	-	-	-	251,000

(1)	Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share-based awards are set forth in “Item 8. Financial Statements and Supplementary Data – Note 9. Stock-Based Compensation” contained in this Annual Report. These amounts do not represent the actual value that may be realized by our named executive officers, as that is dependent on the long-term appreciation in our common stock.
(2)	Comprised of board of directors meeting fees.

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

During the year ended December 31, 2024, Mr. Michalec agreed to surrender shares of common stock to the Company, totaling an aggregate of 62,281 shares (57,541 shares on June 7, 2024, with a fair value of $220 and 4,740 shares on October 22, 2024, with a fair value of $29) in connection with income and payroll tax obligations paid by the Company in connection with the exercising of options and vesting of RSUs. The shares were cancelled and retired by the Company. See “Part III. Item 13 - Certain Related Transactions and Relationships”.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on stock options previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2024. This table includes unexercised and unvested options awards. Each outstanding stock option award is shown separately for each named executive officer.

	Option awards
		Number of		Number of
		securities		securities
		underlying		underlying	Adjusted
		unexercised		unexercised	option
		options		options	exercise	Option
	Date	(#)		(#)	price (4)	expiration
Name	of grant	exercisable		unexercisable	($)	date
Nathan J. Mazurek	3/30/2015	1,000	(3)	-	7.48	3/30/2025
	3/10/2016	1,000	(3)	-	2.18	3/10/2026
	3/30/2017	130,000	(2)	-	5.80	3/30/2027
	3/30/2017	1,000	(3)	-	5.80	3/30/2027
	4/3/2018	1,000	(3)	-	4.10	4/3/2028
	3/31/2020	10,000	(3)	-	0.18	3/31/2030
	5/13/2021	10,000	(3)	-	1.81	5/13/2031
	5/13/2021	51,667	(2)	-	1.81	5/13/2031
	5/13/2022	1,500	(3)	-	1.67	5/13/2032
	5/13/2022	5,000	(2)	-	1.67	5/13/2032
	5/16/2023	10,000	(3)	-	3.75	5/16/2033
	12/5/2024	10,000	(1)	-	4.42	12/5/2034

Walter Michalec	5/13/2021	43,000	(2)	-	1.81	5/13/2031

(1)	Non-qualified stock options granted for service as an executive officer. Vests on the grant date.
(2)	Non-qualified stock options granted for service as an executive officer. Vests on the first anniversary of the grant date.
(3)	Non-qualified stock options granted for service as a director. Vests on the first anniversary of the grant date.
(4)	Exercise prices have been reduced as a result of the special cash dividend declared for all common shareholders of record as of December 17, 2024.

There were no unvested stock option awards held by our named executive officers as of December 31, 2024.

Stock Awards

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Walter Michalec	50,000	$296,000	50,000	$296,000

Option and Warrant Exercises

During the year ended December 31, 2024, the Company’s chief financial officer exercised options to purchase 25,000 shares with an aggregate exercise price of $66.

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

2021 Long-Term Incentive Plan

On October 13, 2021, our board of directors adopted the 2021 Plan, subject to stockholder approval, which was obtained on November 11, 2021. The 2021 Plan supplemented the 2011 Plan, which expired on May 11, 2021, and which replaced and superseded the 2009 Plan, as noted above. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2021 Plan. The 2021 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the board that is designated to administer the 2021 Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan is 900,000 shares plus any increase by any Prior Plan Awards (as defined in the 2021 Plan) eligible for reuse, of which one hundred percent (100%) may be delivered pursuant to incentive stock options. As of December 31, 2024, there were 279,354 shares available for future grants under the Company’s 2021 Plan. The 2021 Plan was initially administered by our board of directors, but it has been administered by the compensation committee following the creation of such committee in the first quarter of 2022.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2024, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	561,476	$4.22	279,354
Equity compensation plans not approved by security holders	-	-	-
Total	561,476	$4.22	279,354

Director Compensation

The following table provides compensation information for the one-year period ended December 31, 2024, for each non-employee member of our board of directors:

Name	Fees earned or paid in cash ($)		Option awards (12) ($)	Total ($)
Yossi Cohn (7)	34,000	(4)	50,660	84,660
Thomas Klink (6)	24,000	(2)	50,660	74,660
Ian Ross (8)	34,000	(1)	50,660	84,660
David Tesler (9)	37,000	(3)	50,660	87,660
Jonathan Tulkoff (10)	39,000	(5)	50,660	89,660
Kytchener Whyte (11)	21,000	(2)	50,660	71,660

(1)	Comprised of board of directors and audit committee meeting fees.
(2)	Comprised of board of directors meeting fees.
(3)	Comprised of board of directors, compensation and nominating and governance committee meeting fees.
(4)	Comprised of board of directors, audit and compensation committee meeting fees.
(5)	Comprised of board of directors, audit and nominating and governance committee meeting fees.

(6)	As of December 31, 2024, Mr. Klink had outstanding options representing the right to purchase 112,000 shares of our common stock.
(7)	As of December 31, 2024, Mr. Cohn had outstanding options representing the right to purchase 23,000 shares of our common stock.
(8)	As of December 31, 2024, Mr. Ross had outstanding options representing the right to purchase 23,000 shares of our common stock.
(9)	As of December 31, 2024, Mr. Tesler had outstanding options representing the right to purchase 34,500 shares of our common stock.
(10)	As of December 31, 2024, Mr. Tulkoff had outstanding options representing the right to purchase 12,000 shares of our common stock.
(11)	As of December 31, 2024, Mr. Whyte had outstanding options representing the right to purchase 35,000 shares of our common stock.
(12)	Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share-based awards are set forth in “Item 8. Financial Statements and Supplementary Data – Note 9. Stock-Based Compensation” contained in this Annual Report. These amounts do not represent the actual value that may be realized by our directors, as that is dependent on the long-term appreciation in our common stock.

All of our directors, including our employee director, are paid cash compensation in connection with their attendance at the meetings of the board of directors. Our directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at such meetings. For the year ended December 31, 2024, our directors and chief financial officer were paid cash compensation of $3,000 per meeting for attendance. The members of our audit committee and our chief financial officer received a fee of $2,000 per meeting for attendance at a meeting of our audit committee for the year ended December 31, 2024. Additionally, the members of our nominating and governance committee and our compensation committee received a fee of $2,000 per meeting for attendance at a meeting of our nominating and governance committee and compensation committee for the year ended December 31, 2024.

Mr. Whyte, a current director, entered into a consulting agreement with PCEP as the sole stockholder and president of Pacific, pursuant to which he agreed to provide service and consultation with respect to the business and operations of PCEP and its affiliates, as may be requested from time to time by PCEP. See “Part III. Item 13 - Certain Related Transactions and Relationships”.

Mr. Klink, a current director, entered into a consulting agreement with the Company as the president of TDK Holdings, Ltd., a Wisconsin corporation (“TDK”), pursuant to which he agreed to provide service and consultation with respect to the business and operations of the Company and its affiliates, as may be requested from time to time by the Company. See “Part III. Item 13 - Certain Related Transactions and Relationships”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 11, 2025 by:

·	each person known by us to beneficially own more than 5.0% of our common stock;
·	each of our directors;
·	each of the named executive officers; and
·	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address, unless otherwise specified in the notes below, is c/o Pioneer Power Solutions, Inc., 400 Kelby Street, 12th Floor, Fort Lee, New Jersey 07024. As of April 11, 2025, we had 11,120,266 shares outstanding.

Name of beneficial owner	Number of shares beneficially owned (1)		Percentage beneficially owned (1)
Named Executive Officers and Directors
Nathan J. Mazurek	2,198,663	(2)	19.4%
Walter Michalec	343,000	(4)	3.1%
Thomas Klink	249,500	(3)	2.2%
Jonathan Tulkoff	56,500	(5)	*
David Tesler	50,250	(6)	*
Yossi Cohn	46,500	(7)	*
Ian Ross	45,500	(8)	*
Kytchener Whyte	35,000	(9)	*
All directors and executive officers as a group (8 persons)	3,024,913		26.8%

* represents ownership of less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 11, 2025. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.
(2)	Includes 1,966,496 shares of common stock and 232,167 shares subject to stock options which are exercisable within 60 days of April 11, 2025.
(3)	Includes 137,500 shares of common stock and 112,000 shares subject to stock options which are exercisable within 60 days of April 11, 2025.
(4)	Includes 300,000 shares of common stock and 43,000 shares subject to stock options which are exercisable within 60 days of April 11, 2025.
(5)	Includes 44,500 shares of common stock and 12,000 shares subject to stock options which are exercisable within 60 days of April 11, 2025.
(6)	Includes 15,750 shares of common stock and 34,500 shares subject to stock options which are exercisable within 60 days of April 11, 2025.
(7)	Includes 23,500 shares of common stock and 23,000 shares subject to stock options which are exercisable within 60 days of April 11, 2025.
(8)	Includes 22,500 shares of common stock and 23,000 shares subject to stock options which are exercisable within 60 days of April 11, 2025.
(9)	Includes 35,000 shares subject to stock options which are exercisable within 60 days of April 11, 2025.

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

On July 31, 2015, Pacific and PCEP entered into an Asset Purchase Agreement for the purchase and sale of substantially all of the assets of Pacific (the “Transaction”). In connection with the Transaction, Kytchener Whyte, a current director, entered into a consulting agreement with PCEP as the sole stockholder and president of Pacific, pursuant to which he agreed to provide service and consultation with respect to the business and operations of PCEP and its affiliates, as may be requested from time to time by PCEP (the “Whyte Consulting Agreement”). Mr. Whyte has remained a consultant of PCEP since July 31, 2015. The initial term ended on July 31, 2017, and which has been renewed annually thereafter. In consideration for the consulting services Mr. Whyte performs as a consultant of PCEP, he originally received a monthly consulting fee of $17, as well as a 4% commission payment for product sales generated by new customer accounts solicited by him, through his solely owned personal business Blue Mountain Industries, Inc. Effective January 1, 2023, Mr. Whyte’s monthly consulting fee was reduced to $5 with a 2% commission payment. Pursuant to the Whyte Consulting Agreement, for the fiscal years ended December 31, 2024, and 2023, the Company paid Blue Mountain Industries, Inc. an aggregate amount of $91 and $272, respectively. During the fiscal year ended December 31, 2024, Blue Mountain Industries, Inc. received an additional $21 for board of directors meeting fees.

On January 1, 2024, TDK and the Company entered into a consulting agreement (the “TDK Consulting Agreement”). In connection with the TDK Consulting Agreement, Thomas Klink, a current director, entered into the TDK Consulting Agreement with the Company as the president of TDK, pursuant to which he agreed to provide service and consultation with respect to the business and operations of the Company and its affiliates, as may be requested from time to time by the Company. In consideration for the consulting services Mr. Klink performs as a consultant of the Company, he receives an hourly fee of $250 per hour. During the year ending December 31, 2024, TDK received an aggregate amount of $721 in connection with Mr. Klink’s consulting services. During the fiscal year ended December 31, 2024, TDK received an additional $25 for board of directors meeting fees.

During the year ended December 31, 2024, the Company paid $300 to Vini Villa Corp., dba EXP-KNOW-HOW, for services provided, including market feasibility, technology and regulatory research, concept and prototype design and rendering, pre-market entry analysis and promotional planning for the prospective introduction of new products to the Company’s eMobility’s line of e-Boost products. Geo Murickan is the owner of Vini Villa Corp. and the president of the Company’s eMobility division.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

BDO USA, P.C. and Marcum LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2024, and 2023, respectively.

The following table presents aggregate fees for professional services rendered by BDO USA, P.C. and Marcum LLP during the fiscal year ended December 31, 2024, and Marcum LLP during the fiscal year ended December 31, 2023 (in thousands):

For the Years Ended	Audit fees	Audit-related	Tax fees	All other	Total fees
December 31,	(1) ($)	fees (2) ($)	(3) ($)	fees (4) ($)	($)
2024
BDO USA, P.C.	336	-	156	-	492
Marcum LLP	718	-	-	26	744
2023
Marcum LLP	261	-	-	-	261

(1)	Audit fees consisted primarily of fees for the annual audit of our consolidated financial statements, the interim reviews of the quarterly consolidated financial statements and review of a registration statement.
(2)	The Company did not incur any audit-related fees for the years ended December 31, 2024 and 2023.
(3)	Tax fees consisted primarily of fees related for tax compliance.
(4)	Other fees primarily consisted of charges for providing the successor auditor with access to the predecessor auditor’s working papers.

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

The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; New York, NY; PCAOB ID#243)
Report of Independent Registered Public Accounting Firm (Marcum LLP; Saddle Brooke, NJ; PCAOB ID#688)
Consolidated Statements of Operations for the Years Ended December 31, 2024, and 2023
Consolidated Balance Sheets as of December 31, 2024, and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, and 2023
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, and 2023
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

None

	3.	Exhibits

See the Index to Exhibits.

ITEM 16. FORM 10-K SUMMARY.

None.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger Agreement, dated January 22, 2019, between Pioneer Critical Power Inc. and CleanSpark. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

2.2	Stock Purchase Agreement, dated as of June 28, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Nathan Mazurek, Pioneer Transformers L.P. and Pioneer Acquireco ULC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2019).

2.3	Amendment No. 1 to the Stock Purchase Agreement, dated as of August 13, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Pioneer Transformers L.P. and Pioneer Acquireco ULC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 14, 2019).

2.4	Equity Contribution and Purchase Agreement, dated as of October 29, 2024, by and among Pioneer Power Solutions, Inc., Pioneer Custom Electrical Products, LLC, Voltaris Power LLC and Pioneer Investment LLC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 4, 2024).

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Amended and Restated Bylaws of Pioneer Power Solutions, Inc. (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 14, 2022).

4.1*	Description of Securities.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 1, 2013).

10.1+	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.2+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.3+	First Amendment to Employment Agreement, dated November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2014).

10.4+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.5+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.6+	Third Amendment to Employment Agreement, dated February 15, 2019, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on February 20, 2019).

10.7+	Third Amendment to Employment Agreement, dated March 30, 2020, by and between the Company and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 1, 2020).

10.8	At The Market Offering Agreement, dated October 20, 2020, by and between Pioneer Power Solutions, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 20, 2020).

10.9+	Pioneer Power Solutions, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on October 25, 2021).

10.10+	First Amendment Pioneer Power Solutions, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).

10.11+	Fourth Amendment to Employment Agreement, dated April 25, 2022, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.12+	Employment Agreement, dated April 25, 2022, by and between Pioneer Power Solutions, Inc. and Wojciech (Walter) Michalec (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.13+	Letter Agreement, dated September 20, 2023, by and between Pioneer Power Solutions, Inc. and Walter Michalec (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 22, 2023).

10.14+	Letter Agreement, dated September 20, 2023, by and between Pioneer Power Solutions, Inc. and Nathan Mazurek (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 22, 2023).

10.15+	Fifth Amendment to Employment Agreement, dated December 26, 2023, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 2, 2024).

10.16+	First Amendment to Employment Agreement, dated December 26, 2023, by and between Pioneer Power Solutions, Inc. and Wojciech (Walter) Michalec (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on January 2, 2024).

16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated November 20, 2024 (Incorporated by reference to Exhibit 16.1 to the Form 8-K filed with the Securities and Exchange Commission on November 20, 2024).

19.1*	Insider Trading Policy.

21.1*	List of subsidiaries

23.1*	Consent of Marcum LLP.

23.2*	Consent of BDO USA, P.C.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 26, 2024).

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: April 14, 2025	By:	/s/ Nathan J. Mazurek
	Name:	Nathan J. Mazurek
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nathan J. Mazurek		April 14, 2025
Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Walter Michalec		April 14, 2025
Walter Michalec	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Yossi Cohn		April 14, 2025
Yossi Cohn	Director

/s/ Ian Ross		April 14, 2025
Ian Ross	Director

/s/ David Tesler		April 14, 2025
David Tesler	Director

/s/ Jonathan Tulkoff		April 14, 2025
Jonathan Tulkoff	Director

/s/ Thomas Klink		April 14, 2025
Thomas Klink	Director

/s/ Kytchener Whyte		April 14, 2025
Kytchener Whyte	Director

