Form 10-Q
period 2025-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2025-05-15
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 14, 2025, was 11,120,266.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Revenues	$6,740	$3,315
Cost of goods sold	6,592	2,780
Gross profit	148	535
Operating expenses
Selling, general and administrative	2,414	2,050
Research and development	80	211
Total operating expenses	2,494	2,261
Operating loss from continuing operations	(2,346)	(1,726)
Interest income, net	247	31
Other income, net	23	40
Loss before income taxes	(2,076)	(1,655)
Income tax benefit	-	-
Net loss from continuing operations	(2,076)	(1,655)
Income from discontinued operations, net of income taxes	1,147	620
Net loss	$(929)	$(1,035)

Basic (loss) earnings per share:
Loss from continuing operations	$(0.19)	$(0.16)
Earnings from discontinued operations	0.10	0.06
Basic loss per share	$(0.09)	$(0.10)

Diluted (loss) earnings per share:
Loss from continuing operations	$(0.19)	$(0.16)
Earnings from discontinued operations	0.10	0.06
Diluted loss per share	$(0.09)	$(0.10)

Weighted average common shares outstanding:
Basic	11,120,266	10,112,310
Diluted	11,187,484	10,343,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except for share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets
Cash	$25,840	$41,622
Accounts receivable, net of allowance for credit losses of $14 and $13 as of March 31, 2025 and December 31, 2024, respectively	5,345	7,826
Inventories	6,456	6,068
Prepaid expenses and other current assets	985	1,141
Total current assets	38,626	56,657
Property and equipment, net	6,193	6,503
Operating lease right-of-use assets	472	530
Financing lease right-of-use assets	198	221
Investments	1,943	2,000
Other assets	44	40
Total assets	$47,476	$65,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,720	$4,543
Current portion of operating lease liabilities	223	244
Current portion of financing lease liabilities	107	109
Deferred revenue	1,146	991
Consideration due to buyer	2,200	3,347
Income taxes payable	4,079	4,079
Dividend payable	-	16,665
Total current liabilities	12,475	29,978
Operating lease liabilities, non-current portion	262	301
Financing lease liabilities, non-current portion	99	121
Other long-term liabilities	127	122
Total liabilities	12,963	30,522
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 11,120,266 shares issued and outstanding on March 31, 2025, and December 31, 2024	11	11
Additional paid-in capital	35,431	35,418
Accumulated deficit	(929)	-
Total stockholders’ equity	34,513	35,429
Total liabilities and stockholders’ equity	$47,476	$65,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Operating activities
Net loss	$(929)	$(1,035)
Adjustments to reconcile net loss to net cash provided by/ (used in) operating activities:
Depreciation	258	122
Amortization of right-of-use financing leases	23	32
Amortization of right-of-use operating leases	58	179
Change in allowance for credit losses	2	49
Stock-based compensation	13	225
Loss attributable to equity method investee	57	-
Loss on disposal of property and equipment	29	-
Gain on change in consideration due to buyer	(1,147)	-
Changes in current operating assets and liabilities:
Accounts receivable	2,479	(2,235)
Inventories	32	(2,011)
Prepaid expenses and other assets	424	217
Accounts payable, accrued liabilities and other liabilities	103	(296)
Deferred revenue	155	2,989
Operating lease liabilities	(55)	(186)
Net cash provided by/ (used in) operating activities	1,502	(1,950)

Investing activities
Purchase of property and equipment	(595)	(213)
Net cash used in investing activities	(595)	(213)

Financing activities
Net proceeds from issuance of common stock	-	4,841
Payment of cash dividend	(16,665)	-
Principal repayments of financing leases	(24)	(33)
Net cash (used in)/ provided by financing activities	(16,689)	4,808

(Decrease) increase in cash	(15,782)	2,645
Cash
Cash, beginning of year	41,622	3,582
Cash, end of year	$25,840	$6,227

Supplemental cash flow information:
Interest paid	$-	$9
Non-cash investing and financing activities:
Transfer from property and equipment to inventory	(420)	-
Property and equipment obtained in exchange for accounts payable	74	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except for share amounts)

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance - January 1, 2024	9,930,022	$10	$33,837	$(19,629)	$14,218
Net loss	-	-	-	(1,035)	(1,035)
Stock-based compensation	-	-	225	-	225
Issuance of common stock, net of transaction costs	891,838	1	4,650	-	4,651
Balance - March 31, 2024	10,821,860	$11	$38,712	$(20,664)	$18,059

Balance - January 1, 2025	11,120,266	$11	$35,418	$-	$35,429
Net loss	-	-	-	(929)	(929)
Stock-based compensation	-	-	13	-	13
Balance - March 31, 2025	11,120,266	$11	$35,431	$(929)	$34,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the Quarterly Period Ended March 31, 2025

(in thousands, except for share and per share amounts)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES

Organization and Operations

Pioneer Power Solutions, Inc. and its wholly owned subsidiary (referred to herein as the “Company” or “Pioneer”) design, manufacture, service and integrate distributed energy resources, power generation equipment and mobile electric vehicle (“EV”) charging solutions. Pioneer’s products and services are sold to a broad range of customers in the utility, industrial and commercial markets. Pioneer’s customers include, but are not limited to, federal and state government entities, package delivery business’, school bus fleet operations, EV charging infrastructure developers and owners, and distributed energy developers. Pioneer is headquartered in Fort Lee, New Jersey and operates from two (2) additional locations in the United States for manufacturing, service and maintenance, engineering, and sales and administration.

Segments

In determining operating and reportable segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), the Company concluded that it has one reportable segment: Critical Power Solutions (“Critical Power”), as defined in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2025.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The Company believes that the disclosures made are adequate to make the information presented not misleading to the reader. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows with respect to the interim consolidated financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. The year-end balance sheet data was derived from audited consolidated financial statements but this filing does not include all disclosures required by U.S. GAAP for a year-end balance sheet.

ASC 740-270 requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period unless certain exceptions are met. The Company is currently in the process of estimating its annual effective tax rate for the year ending December 31, 2025, and, as such, the annual effective tax rate is unknown.

These unaudited condensed interim consolidated financial statements include the accounts of Pioneer and Titan Energy Systems, Inc. (“Titan”), its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and its subsidiary included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, as of March 31, 2025, the Company had $25,840 of cash on hand and working capital of $26,151. The cash on hand was generated primarily from the sale (the “PCEP Sale”) of the Company’s former wholly owned subsidiary, Pioneer Custom Electrical Products Corp. (“PCEP”). On October 29, 2024, the Company closed on the PCEP sale for gross cash proceeds of $48,000 and $2,000 in equity. As of December 31, 2024, the Company recorded a consideration due to the buyer of the PCEP Sale of $3,347 related to a net working capital adjustment. On April 16, 2025, the Company and the buyer of the PCEP Sale finalized the net working capital adjustment and as a result, the Company recorded a $1,147 adjustment to the consideration due to the buyer of the PCEP Sale. See Note 8 – Discontinued Operations for details.

The Company has historically met its cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of the transformer business units in August 2019, the completion of the sale of the PCEP business unit in October 2024, and the sale of common stock. Historically, the Company’s cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions. The Company expects to meet its cash needs with the working capital and cash flows from the Company’s operating activities. The Company expects its cash requirements to be generally for operating activities, product development and capital improvements. The Company expects that its current cash balance is sufficient to fund operations for the next twelve months from the date our unaudited condensed consolidated financial statements are issued.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2024, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company’s annual reporting beginning January 1, 2025 with early adoption permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220- 40)”, and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Revenue Recognition

Bill and Hold Arrangements

From time to time, the Company enters into bill and hold arrangements, whereby the Company sells mobile EV charging equipment and the equipment is warehoused at a Company or third party location pursuant to directions received from the Company’s customer. Even though the equipment is not physically in the customer’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in a bill and hold arrangement when: customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product and the risk and rewards of ownership have transferred to the customer.

Additionally, all the following bill and hold criteria must be met in order for control to be transferred to the customer: the reason for the bill and hold arrangement is substantive, the customer has requested the product be warehoused, the product has been identified as separately belonging to the customer, the product is currently ready for physical transfer to the customer, and the Company does not have the ability to use the product or direct it to another customer.

3. REVENUES

Nature of the Company’s products and services

The Company’s principal products and services include distributed energy resources, power generation equipment and mobile electric vehicle charging solutions.

Products

The Company’s Electrical Infrastructure business (included in discontinued operations; see Note 8 – Discontinued Operations for details) provided electric power systems and equipment and distributed energy resources that helped customers effectively and efficiently protect, control, transfer, monitor and manage their electric energy needs.

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

Revenue Recognition

During the three months ended March 31, 2025, and 2024, the Company recognized $150 and $45 of equipment revenue over time, respectively, from its Critical Power segment. Additionally, the Company recognized $3,623 and $1,064 of revenue at a point in time from the sale of its products, which is typically recognized upon delivery, from its Critical Power segment during the three months ended March 31, 2025, and 2024, respectively. Included within point in time revenue during the three months ended March 31, 2025, was $2,337 of revenue recognized pursuant to bill and hold arrangements. There were no bill and hold arrangements during the three months ended March 31, 2024.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $2,444 and $1,881 of service revenue during the three months ended March 31, 2025, and 2024, respectively. Under its continuing operations, the Company recognizes revenue as services are provided. Amounts billed and due from customers, as well as the value of unbilled account receivables, are generally classified within current assets in the unaudited condensed consolidated balance sheets.

The change in deferred revenue as of March 31, 2025, was driven primarily by ordinary course contract activity. As of January 1, 2024, the Company had a deferred revenue balance of $307. For the three months ended March 31, 2025, and 2024, the Company recognized revenue of $230 and $113 respectively, related to amounts that were included in deferred revenue as of December 31, 2024, and 2023, respectively, resulting primarily from the progress made on the various active contracts during the respective reporting periods. As of March 31, 2025, the Company had $1,146 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue in the unaudited condensed consolidated balance sheet.

Concentration of Risk

For the three months ended March 31, 2025, the Company derived 39% and 11% of its revenue from two customers. For the three months ended March 31, 2024, the Company derived 23% and 16% of its revenue from two customers. As of March 31, 2025, one customer’s outstanding receivable balance equaled 49% of the total outstanding receivable balance. As of December 31, 2024, one customer’s outstanding receivable balance equaled 72% of the total outstanding receivable balance.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the three months ended March 31, 2025, were $370, and returns and warranties during the three months ended March 31, 2024, were insignificant.

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue discipline:

	For the Three Months Ended
	March 31,
	2025	2024
Revenues - ASC 606
Products	$3,773	$1,109
Services	2,444	1,881
Total revenues - ASC 606	6,217	2,990
Revenues - ASC 842
Fixed lease revenue	523	325
Total revenues - ASC 842	523	325
Total revenue	$6,740	$3,315

Lease Revenues

There were no leasing revenues arising from variable lease payments during the three-month periods ended March 31, 2025, and 2024.

The following table presents future operating lease payments to be received as of March 31, 2025:

For the Years Ending December 31,	Total
2025	$1,107
2026	743
2027	200
2028	200
2029	142
Total	$2,392

4. INVENTORIES

The components of inventories are summarized below:

	March 31,	December 31,
	2025	2024
Raw materials	$5,364	$4,899
Work in process	1,092	1,169
Total inventories	$6,456	$6,068

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	March 31,	December 31,
	2025	2024
Accounts payable	$3,376	$3,054
Accrued liabilities	1,344	1,489
Total accounts payable and accrued liabilities	$4,720	$4,543

Accrued liabilities primarily consist of accrued insurance, accrued compensation and benefits and accrued warranty costs. As of March 31, 2025, and December 31, 2024, accrued insurance was $282 and $462, respectively. Accrued compensation and benefits as of March 31, 2025, and December 31, 2024, were $196 and $453, respectively. Accrued warranty costs as of March 31, 2025, and December 31, 2024, were $157 and $117, respectively. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

6. STOCK-BASED COMPENSATION

A summary of stock option activity during the three months ended March 31, 2025, is as follows:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2025	561,476	$4.22
Granted	-	-
Exercised	-	-
Forfeited/expired	(7,309)	6.56
Outstanding as of March 31, 2025	554,167	4.19	5.07	$214
Exercisable as of March 31, 2025	537,498	4.15	4.97	214

Stock-based compensation expense recorded for the three months ended March 31, 2025, and 2024, was approximately $13 and $225, respectively. As of March 31, 2025, there was $68 of stock-based compensation expense remaining to be recognized in the consolidated statements of operations over a weighted average remaining period of 1.3 years.

7. INCOME TAXES

For the three months ended March 31, 2025, the Company recorded no provision for income taxes, resulting in an effective tax rate (ETR) of 0%, compared to the U.S. federal statutory rate of 21%. The difference between the Company’s ETR and the statutory rate was primarily driven by the following significant reconciling items:

(i)	Full valuation allowance on federal, state, and foreign deferred tax assets: As the Company continues to project that it is not more likely than not that deferred tax assets will be realized, no tax benefit was recognized on current quarter losses or deductible temporary differences;

(ii)	Non-deductible permanent items, including meals & entertainment, officer compensation under IRC §162(m), and penalties, which increased the statutory rate differential;

(iii)	Absence of discrete benefits from foreign tax credit (FTC) utilization or R&D credit return-to-provision (RTP) adjustments in the current period;

(iv)	No tax rate changes or deferred remeasurement items were recorded in the quarter.

As a result, despite incurring a pre-tax loss in the quarter, the Company recorded no tax benefit.

The Company also notes that the prior year December 31, 2024 effective tax rate was 29.75%, primarily due to a discrete gain on the sale of a subsidiary that generated taxable income and allowed the Company to utilize previously reserved capital loss and net operating loss carryforwards, resulting in a partial release of the valuation allowance. No such income or attribute utilization occurred in the current period.

Additionally, due to earnings volatility and the non-reliability of full-year forecasted income, management concluded it was not practicable to estimate a reliable annual effective tax rate. As such, the Company applied the discrete method under ASC 740-270-30-18 to calculate the interim income tax provision.

The Company will continue to apply the discrete method until reliable forecast data becomes available to support a forecast-based ETR.

8. DISCONTINUED OPERATIONS

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

The Equity Transaction included total consideration of (i) $48,000 in cash, subject to adjustment pursuant to the terms of the Equity Purchase Agreement, and (ii) $2,000 in equity pursuant to Investment’s issuance of the Rollover Units to the Company. As of December 31, 2024, the Company recorded a consideration due to the Buyer of $3,347 related to a net working capital adjustment. On April 16, 2025, the Company and the Buyer finalized the net working capital adjustment and as a result, the Company recorded a $1,147 reduction in the consideration due to the Buyer, which is included as a component of discontinued operations during the three months ended March 31, 2025. Subsequent to March 31, 2025, the Company paid the $2,200 consideration to the Buyer.

The Company previously determined that the Electrical Infrastructure business qualified for discontinued operations and as such, the financial results of the Electrical Infrastructure business are reflected as discontinued operations in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2024.

Discontinued Operation Financial Information

The following table summarizes the results from discontinued operations, net of tax, included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025, and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Revenues	$-	$5,275
Cost of goods sold	-	4,082
Gross profit	-	1,193
Operating expenses
Selling, general and administrative	-	573
Total operating expenses	-	573
Operating income from discontinued operations	-	620
Interest expense	-	-
Gain on sale of business, net of taxes	(1,147)	-
Other expense	-	-
Net income from discontinued operations	$1,147	$620

9. EQUITY-METHOD INVESTMENT

As disclosed in Note 8 – Discontinued Operations, on October 29, 2024, the Company deconsolidated its subsidiary, PCEP. As part of the transaction, the Company retained an equity interest in Pioneer Investment LLC via the issuance of Rollover Units. During the three months ended March 31, 2025, the Company recorded a loss from equity method investee of $57, which is included in other income on the unaudited condensed consolidated statement of operations.

10. BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

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

A reconciliation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2025	2024
Numerator:
Loss from continuing operations	$(2,076)	$(1,655)
Income from discontinued operations, net of income taxes	1,147	620
Net loss	$(929)	$(1,035)

Denominator:
Weighted average common shares outstanding - basic	11,120,266	10,112,310
Effect of dilutive securities:
Stock options	67,218	127,531
Restricted stock units	-	103,395
Weighted average common shares outstanding - diluted	11,187,484	10,343,236

Basic (loss) earnings per share:
Loss per share from continuing operations	$(0.19)	$(0.16)
Earnings per share from discontinued operations	0.10	0.06
Basic loss per share	$(0.09)	$(0.10)

Diluted (loss) earnings per share:
Loss per share from continuing operations	$(0.19)	$(0.16)
Earnings per share from discontinued operations	0.10	0.06
Diluted loss per share	$(0.09)	$(0.10)

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2025	2024
Stock options	387,500	345,500
Total	387,500	345,500

11. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Chief Executive Officer of the company (the “CEO”), as the Chief Operating Decision Maker (“CODM”), organizes the Company, manages resource allocations and measures performance of the Company’s single operating segment, Critical Power Solutions. The Critical Power Solutions reportable segment is the Company’s Titan. business unit. The Critical Power Solutions segment provides mobile high capacity charging equipment, power generation equipment and aftermarket field-services in order to help customers secure fast vehicle charging where fixed charging infrastructure does not exist, and additionally to ensure smooth, uninterrupted power to operations during times of emergency.

The CODM assesses the Company’s performance and decides how to allocate resources based on consolidated net income (loss) in the unaudited condensed consolidated statements of operations, which is assessed to be the segment measure of profit or loss. This measure is used to monitor actual results to evaluate the performance of the segment versus the forecasted targets. The segment assets are equal to the assets presented in the unaudited condensed consolidated balance sheets.

The significant expenses that are regularly provided to the CODM, which include costs of goods sold, selling, general and administrative expenses and research and development expenses, are disclosed in the unaudited condensed consolidated statements of operations as a part of the consolidated net income (loss). The other segment item that is regularly provided to the CODM includes other income (expense) which is disclosed as a separate line item in the unaudited condensed consolidated statements of operations. Other income and expenses consist of interest income and interest expense, which are disclosed as separate line items in the unaudited condensed consolidated statements of operations.

On October 29, 2024, the Company sold its Electrical Infrastructure segment to Mill Point Capital. Prior to the sale of the Electrical Infrastructure segment, the Company’s CODM assessed performance and allocated resources amongst its two reportable segments. See Note 8 - Discontinued Operations for additional information.

Revenues are attributable to countries based on the location of the Company’s customers:

	For the Three Months Ended
	March 31,
	2025	2024
Revenues
United States	$6,625	$3,315
Canada	115	-
Total	$6,740	$3,315

Approximately 39% and 11% of the Company’s revenues during the three months ended March 31, 2025, were made to Eneridge Inc. and Verizon Communications Inc., respectively. Approximately 23% and 16% of the Company’s revenues during the three months ended March 31, 2024, were made to AssetWorks, Inc. and Verizon Communications Inc., respectively.

The distribution of the Company’s property and equipment by geographic location is approximately as follows:

	March 31,	December 31,
	2025	2024
Property and equipment
United States	$6,193	$6,503

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on April 14, 2025.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “Pioneer,” “we,” “our” and “us” refer to Pioneer Power Solutions, Inc. and its subsidiary.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

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

Our Critical Power business designs, manufactures and sells mobile EV charging solutions under our e-Boost suite of products, in addition to distributing new power generation equipment and performing service and maintenance on our customers’ existing equipment. Many of these systems are used to maintain reliable, primary, peak shaving or emergency standby power at facilities where it is required or where the potential consequences of a power outage make it necessary, such as, but not limited to, major national retailers, hospitals, data centers, communications facilities, factories, military sites, office complexes and other critical operations.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the unaudited condensed consolidated financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2025. There were no material changes to our critical accounting estimates during the three months ended March 31, 2025.

RESULTS OF OPERATIONS

Overview of March 31, 2025, and 2024, Operating Results

Selected financial and operating data for our reportable business segment for the most recent reporting period is summarized below. This information, as well as the selected financial data provided in “Note 11 - Business Segment and Geographic Information” and in our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary of operating results during the three months ended March 31, 2025, and 2024, are as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Revenues
Critical Power Solutions	$6,740	$3,315
Cost of goods sold
Critical Power Solutions	6,592	2,780
Gross profit	148	535
Selling, general and administrative	2,399	2,048
Depreciation and amortization	15	2
Research and development	80	211
Total operating expenses	2,494	2,261
Operating loss from continuing operations	(2,346)	(1,726)
Interest income	247	31
Other income, net	23	40
Loss before income taxes	(2,076)	(1,655)
Income tax expense	-	-
Net loss from continuing operations	(2,076)	(1,655)
Income from discontinued operations, net of income taxes	1,147	620
Net loss	$(929)	$(1,035)

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

Our revenue backlog as of March 31, 2025, from our Critical Power business was $23,231, an increase of $8,209, or 54.6%, when compared to $15,022 as of March 31, 2024.

The following table represents the progression of our backlog as of the end of the last five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
Critical Power Solutions	$23,231	$19,762	$24,038	$27,251	$15,022
Order backlog	23,231	19,762	24,038	27,251	15,022
Discontinued operation	-	-	42,112	39,670	30,889
Total order backlog	$23,231	$19,762	$66,150	$66,921	$45,911

Revenue

The following table represents our revenues by major product category for the periods indicated (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2025	2024	Variance	%
Critical Power Solutions
Equipment	$4,296	$1,434	$2,862	199.6
Service	2,444	1,881	563	29.9
Total revenue	$6,740	$3,315	$3,425	103.3

For the three months ended March 31, 2025, our revenue from our Critical Power segment increased by $3,425, or 103.3% to $6,740, up from $3,315 during the three months ended March 31, 2024, primarily due to an increase in sales and rentals of our suite of mobile EV charging solutions, e-Boost.

Gross Profit and Margin

The following table represents our gross profit for the periods indicated (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2025	2024	Variance	%
Critical Power Solutions
Gross profit	$148	$535	$(387)	(72.3)
Gross margin %	2.2	16.1	(13.9)

For the three months ended March 31, 2025, our gross margin from our Critical Power segment decreased to 2.2% of revenues, as compared to 16.1% during the three months ended March 31, 2024. The decrease was primarily attributable to a contract with a customer in our Pioneer eMobility business, which generated lower margins on the initial units due to higher costs incurred during the early stages of production as we refined our manufacturing processes and optimized build efficiency.

Operating Expenses

The following table represents our operating expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2025	2024	Variance	%
Selling, general and administrative	$2,414	$2,050	$364	17.8
Research and development	80	211	(131)	(62.1)
Total operating expense	$2,494	$2,261	$233	10.3

Selling, General and Administrative Expense. For the three months ended March 31, 2025, consolidated selling, general and administrative expense increased by approximately $364, or 17.8%, to $2,414, as compared to $2,050 during the three months ended March 31, 2024, primarily due to an increase in professional fees. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 35.8% during the three months ended March 31, 2025, as compared to 61.8% during the three months ended March 31, 2024, primarily due to the increase in total revenue during the three-month period ended March 31, 2025.

R&D Expenses. Research and development expenses in our Critical Power segment consists of costs incurred in performing research and development activities, including salaries, benefits, overhead costs, contract services and other related costs. During the three months ended March 31, 2025, we incurred $80 of R&D expenses related to developing our mobile e-Boost EV charging solutions as compared to $211 during the three months ended March 31, 2024.

Operating Loss from Continuing Operations

The following table represents our operating loss from continuing operations for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024	Variance	%
Operating loss from continuing operations	$(2,346)	$(1,726)	$(620)	(35.9)

During the three months ended March 31, 2025, our operating loss from continuing operations increased by approximately $620, or 35.9%, to $2,346, as compared to $1,726 during the three months ended March 31, 2024, primarily due to the decrease in our gross profit and an increase in selling, general and administrative expense.

Non-Operating Income from Continuing Operations

Interest Income. For the three months ended March 31, 2025, we had interest income of approximately $247, as compared to interest income of approximately $31 during the three months ended March 31, 2024. We generated the majority of our interest income from our cash on hand during the three-month periods ended March 31, 2025, and 2024.

Other Income. Other income in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the three-month period ended March 31, 2025, other non-operating income was $23, as compared to $40 during the three-month period ended March 31, 2024.

Provision for Income Taxes. For the three months ended March 31, 2025 and 2024, the Company recorded no income tax provision, resulting in an effective tax rate (ETR) of 0%.

The current quarter’s 0% effective tax rate primarily reflects:

(i)	The continued application of a full valuation allowance on the Company’s federal, state, and foreign deferred tax assets;

(ii)	The absence of any discrete income-generating events or significant attribute utilization;

(iii)	The impact of non-deductible permanent items, including meals & entertainment, officer compensation subject to §162(m), and penalties;

(iv)	No recognition of return-to-provision (RTP) or foreign tax credit (FTC) benefits during the period;

(v)	The absence of any tax rate changes or deferred remeasurement activity.

Due to continued volatility in operating results and the non-reliability of full-year forecasted income, management determined that it was not practicable to compute a reliable annual effective tax rate. As such, the Company applied the discrete method under ASC 740-270-30-18 to determine the tax provision for the quarter.

The Company expects to continue applying the discrete method until a reliable forecast of annual taxable income can be established.

Net Loss per Share from Continuing Operations

We generated a net loss from continuing operations of $2,076 during the three months ended March 31, 2025, as compared to $1,655 during the three months ended March 31, 2024.

Our net loss from continuing operations per basic and diluted share during the three months ended March 31, 2025, was $0.19, compared to a net loss from continuing operations per basic and diluted share of $0.16 during the three months ended March 31, 2024.

Income from Discontinued Operations

Income from discontinued operations, net of tax was $1,147, during the three months ended March 31, 2025, as compared to $620 during the three months ended March 31, 2024. The $1,147 of income recognized during the three months ended March 31, 2025, was due to finalizing the net working capital adjustment with the buyer of the PCEP Sale.

LIQUIDITY AND CAPITAL RESOURCES

General. As of March 31, 2025, we had $25,840 of cash on hand generated primarily from the PCEP Sale. On October 29, 2024, we closed on the PCEP Sale for gross cash proceeds of $48,000 and $2,000 in equity. On January 7, 2025, we paid a one-time special cash dividend of an aggregate of $16,665. As of December 31, 2024, the Company recorded a consideration due to the buyer of the PCEP Sale of $3,347 related to a net working capital adjustment. On April 16, 2025, we and the buyer from the PCEP Sale finalized the net working capital adjustment and as a result, we recorded a $1,147 adjustment to the consideration due to the buyer of the PCEP Sale. Subsequent to March 31, 2025, we paid the $2,200 consideration to the buyer of the PCEP Sale.

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty in economic activity, we are unable to predict the potential size and duration of the impact on our revenue and our results of operations, if any. The extent of the potential impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. We continue to monitor the effects of these macroeconomic factors and intend to take steps deemed appropriate to limit the impact on our business. During the three months ended March 31, 2025, we were able to operate substantially at capacity.

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

The cash flows related to the discontinued operations have not been segregated and are included in the unaudited condensed consolidated statements of cash flows.

Cash Provided by/ Used in Operating Activities. Cash provided by our operating activities was $1,502 during the three months ended March 31, 2025, as compared to cash used in our operating activities of $1,950 during the three months ended March 31, 2024. The decrease in cash used in operating activities is primarily due to working capital fluctuations.

Cash Used in Investing Activities. Cash used in investing activities during the three months ended March 31, 2025, was $595, as compared to cash used in our investing activities of $213 during the three months ended March 31, 2024. During the three-month periods ended March 31, 2025, and 2024, additions to our property and equipment were $595 and $213, respectively.

Cash Used in/ Provided by Financing Activities. Cash used in our financing activities was $16,689 during the three months ended March 31, 2025, as compared to cash provided by our financing activities $4,808 during the three months ended March 31, 2024. The increase in cash used in financing activities is primarily due to the payment of a one-time special cash dividend.

Working Capital. As of March 31, 2025, we had working capital of $26,151, including $25,840 of cash on hand, compared to working capital of $26,679, including $41,622 of cash on hand as of December 31, 2024.

Assessment of Liquidity. As of March 31, 2025, we had $25,840 of cash on hand generated primarily from the PCEP Sale. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of the transformer business units in August 2019, the completion of the PCEP Sale in October 2024 and the sale of common stock. Historically, our cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions.

We expect to meet our cash needs with our working capital and cash flows from operating activities. We expect our cash requirements to be generally for operating activities, capital improvements and product development. We expect that product development and promotional activities related to our new initiatives will continue in the near future and we expect to continue to incur costs related to such activities. We expect that our cash balance is sufficient to fund operations for the next twelve months from the date our unaudited condensed consolidated financial statements are issued.

As of March 31, 2025, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

Our additions to property and equipment were $595 during the three months ended March 31, 2025, as compared to $213 of additions during the three months ended March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2025. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed interim consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness, as defined in the standards established by Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or unaudited condensed interim consolidated financial statements will not be prevented or detected on a timely basis.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2025, we determined that the Company’s internal control over financial reporting was not effective due to the lack of sufficient accounting personnel and, as a result, the Company is unable to maintain proper segregation of duties. The material weakness in our internal control over financial reporting was present as of December 31, 2024, and continued to exist as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended Mach 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on April 14, 2025, and are supplemented with the following revised risk factor:

A significant portion of our revenues have historically been concentrated and derived from a few customers. Material or significant loss of business from customers could have an adverse effect on our business, financial condition and operating results.

We historically have depended, and expect to continue to depend on a small number of customers for a large portion of our business each quarter, due to the scope of certain contracts. Any change in the level of orders from customers could have a significant impact on our results of operations, and a loss of business from customers could have an adverse effect on our business, financial condition and operating results. Approximately 39% and 11% of our sales during the three months ended March 31, 2025, were made to Eneridge Inc. and Verizon Communications Inc., respectively. The majority of our sales to these customers and other customers in the past were made pursuant to contract terms and conditions for each project and it is expected that future sales will similarly be made pursuant to the relevant contract terms and conditions for future contracts.

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

PIONEER POWER SOLUTIONS, INC.

Date: May 15, 2025	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: May 15, 2025	/s/ Walter Michalec
Name: Walter Michalec
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

