Form 10-Q
period 2025-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2025-08-14
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 13, 2025, was 11,095,266.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2025

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$8,370	$3,395	$15,110	$6,710
Cost of goods sold	7,056	2,754	13,648	5,534
Gross profit	1,314	641	1,462	1,176
Operating expenses
Selling, general and administrative	2,488	2,138	4,903	4,188
Research and development	534	238	614	449
Total operating expenses	3,022	2,376	5,517	4,637
Operating loss from continuing operations	(1,708)	(1,735)	(4,055)	(3,461)
Interest income, net	183	20	431	51
Other income, net	297	-	320	40
Loss before income taxes	(1,228)	(1,715)	(3,304)	(3,370)
Income tax benefit	-	-	-	-
Net loss from continuing operations	(1,228)	(1,715)	(3,304)	(3,370)
(Loss) income from discontinued operations, net of income taxes	(100)	(568)	1,047	52
Net loss	$(1,328)	$(2,283)	$(2,257)	$(3,318)

Basic (loss) earnings per share:
Loss from continuing operations	$(0.11)	$(0.16)	$(0.30)	$(0.32)
(Loss) earnings from discontinued operations	(0.01)	(0.05)	0.09	-
Basic loss per share	$(0.12)	$(0.21)	$(0.21)	$(0.32)

Diluted (loss) earnings per share:
Loss from continuing operations	$(0.11)	$(0.16)	$(0.30)	$(0.32)
(Loss) earnings from discontinued operations	(0.01)	(0.05)	0.09	-
Diluted loss per share	$(0.12)	$(0.21)	$(0.21)	$(0.32)

Weighted average common shares outstanding:
Basic	11,104,058	10,920,125	11,112,117	10,518,659
Diluted	11,104,058	10,920,125	11,188,734	10,788,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except for share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$17,999	$41,622
Accounts receivable, net of allowance for credit losses of $21 and $13 as of June 30, 2025, and December 31, 2024, respectively	4,884	7,826
Inventories	5,783	6,068
Prepaid expenses and other current assets	658	1,141
Total current assets	29,324	56,657
Property and equipment, net	5,371	6,503
Operating lease right-of-use assets	413	530
Financing lease right-of-use assets	413	221
Investments	2,240	2,000
Lease receivable and other assets	1,354	40
Total assets	$39,115	$65,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,056	$4,543
Current portion of operating lease liabilities	178	244
Current portion of financing lease liabilities	144	109
Deferred revenue	923	991
Consideration due to buyer	-	3,347
Income taxes payable	107	4,079
Dividend payable	-	16,665
Total current liabilities	5,408	29,978
Operating lease liabilities, non-current portion	248	301
Financing lease liabilities, non-current portion	279	121
Other long-term liabilities	141	122
Total liabilities	6,076	30,522
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 11,095,266 and 11,120,266 shares issued and outstanding on June 30, 2025, and December 31, 2024, respectively	11	11
Additional paid-in capital	35,285	35,418
Accumulated deficit	(2,257)	-
Total stockholders’ equity	33,039	35,429
Total liabilities and stockholders’ equity	$39,115	$65,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Operating activities
Net loss	$(2,257)	$(3,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	526	286
Amortization of right-of-use financing leases	56	63
Amortization of right-of-use operating leases	117	361
Change in allowance for credit losses	107	53
Stock-based compensation	15	321
Income attributable to equity method investee	(240)	-
Loss on disposal of property and equipment	29	-
Selling profit on sales-type lease	(749)	-
Gain on change in consideration due to buyer	(1,147)	-
Changes in current operating assets and liabilities:
Accounts receivable, net	2,787	2,833
Inventories	705	(5,078)
Prepaid expenses and other assets	826	(422)
Accounts payable, accrued liabilities and other liabilities	(598)	(110)
Income taxes	(3,972)	(5)
Deferred revenue	(68)	4,011
Operating lease liabilities	(100)	(374)
Net cash used in operating activities	(3,963)	(1,379)

Investing activities
Purchase of property and equipment	(740)	(614)
Payment of consideration payable	(2,200)	-
Net cash used in investing activities	(2,940)	(614)

Financing activities
Net proceeds from issuance of common stock	-	4,986
Payment of cash dividend	(16,665)	-
Principal repayments of financing leases	(55)	(63)
Net cash (used in)/ provided by financing activities	(16,720)	4,923

(Decrease)/ increase in cash	(23,623)	2,930
Cash
Cash, beginning of year	41,622	3,582
Cash, end of year	$17,999	$6,512

Supplemental cash flow information:
Interest paid	$8	$18
Income taxes paid, net of refunds	3,924	-
Non-cash investing and financing activities:
Surrender and retirement of common stock	148	224
Transfer from property and equipment to inventory	(420)	-
Sales-type lease origination	1,410	-
Derecognition of assets in exchange for net investment in sales-type lease	(661)	-
Property and equipment obtained in exchange for accounts payable	111	-
Finance lease ROU assets obtained in exchange for finance lease liabilities	248	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except for share amounts)

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance - March 31, 2024	10,821,860	$11	$38,712	$(20,664)	$18,059
Net loss	-	-	-	(2,283)	(2,283)
Stock-based compensation	125,000	-	96	-	96
Surrender and retirement of common stock	(57,541)	-	(224)	-	(224)
Issuance of common stock, net of transaction costs	27,719	-	140	-	140
Balance - June 30, 2024	10,917,038	$11	$38,724	$(22,947)	$15,788

Balance - March 31, 2025	11,120,266	$11	$35,431	$(929)	$34,513
Net loss	-	-	-	(1,328)	(1,328)
Stock-based compensation	-	-	2	-	2
Surrender and retirement of common stock	(25,000)	-	(148)	-	(148)
Balance - June 30, 2025	11,095,266	$11	$35,285	$(2,257)	$33,039

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance - January 1, 2024	9,930,022	$10	$33,837	$(19,629)	$14,218
Net loss	-	-	-	(3,318)	(3,318)
Stock-based compensation	125,000	-	321	-	321
Surrender and retirement of common stock	(57,541)	-	(224)	-	(224)
Issuance of common stock, net of transaction costs	919,557	1	4,790	-	4,791
Balance - June 30, 2024	10,917,038	$11	$38,724	$(22,947)	$15,788

Balance - January 1, 2025	11,120,266	$11	$35,418	$-	$35,429
Net loss	-	-	-	(2,257)	(2,257)
Stock-based compensation	-	-	15	-	15
Surrender and retirement of common stock	(25,000)	-	(148)	-	(148)
Balance - June 30, 2025	11,095,266	$11	$35,285	$(2,257)	$33,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2025

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

These unaudited condensed interim consolidated financial statements include the accounts of Pioneer and Titan Energy Systems, Inc. (“Titan”), its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and its subsidiary included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, as of June 30, 2025, the Company had $17,999 of cash on hand and working capital of $23,916. The cash on hand was generated primarily from the sale (the “PCEP Sale”) of the Company’s former wholly owned subsidiary, Pioneer Custom Electrical Products Corp. (“PCEP”). On October 29, 2024, the Company closed on the PCEP sale for gross cash proceeds of $48,000 and $2,000 in equity. As of December 31, 2024, the Company recorded a consideration due to the buyer of the PCEP Sale of $3,347 related to a net working capital adjustment. On April 16, 2025, the Company and the buyer of the PCEP Sale finalized the net working capital adjustment and as a result, the Company recorded a $1,147 adjustment to the consideration due to the buyer of the PCEP Sale during the three months ended March 31, 2025. On April 16, 2025, the Company paid the $2,200 consideration payable due to the buyer of the PCEP Sale. See Note 8 – Discontinued Operations for details.

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

Risks and Uncertainties

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariff policies and regulations, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty in economic activity, the Company is unable to predict the potential size and duration of the impact on its revenue and its results of operations, if any. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business.

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

In May 2025, the FASB issued ASU 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Scope Application of Profits Interest and Share-Based Customer Payments”. This ASU provides clarification on how to account for share-based payments made to customers, including updated guidance on performance conditions and forfeiture estimation. It also removes the reference to the ASC 606 constraint guidance for recognizing such awards. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

Lessor Arrangements

The Company determines whether an arrangement is or contains a lease at inception. The Company leases generators and mobile electric vehicle charging equipment to certain of its customers. As a lessor, when a lease meets certain criteria indicating that the Company has effectively transferred control of the underlying asset to the customer, the lease is classified as a sales-type lease. When a lease does not meet the criteria for a sales-type lease but meets the criteria of a direct financing lease, the lease is classified as a direct financing lease. When none of the required criteria for sales-type lease or direct-financing lease are met, the lease is classified as an operating lease. Sales-type leases are recognized as a net investment in the lease on the unaudited consolidated balance sheets. The net investment comprises the lease receivable including any unguaranteed residual value of the underlying asset. For sales-type leases, product revenue is generally recognized upon lease commencement. The discounted unguaranteed residual value of the underlying leased assets is not material to the net investment in the lease balance. The Company monitors the performance of customers who leased equipment and are subject to ongoing payments. No allowance has been recorded for the receivables under the leasing arrangements.

The lease terms are included in the Company’s contracts and the determination of whether the Company’s contracts contain leases generally does not require significant assumptions or judgments. Leasing revenues do not include material amounts of variable payments. Lessees do not provide residual value guarantees on rented equipment.

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

Revenue Recognition

During the three months ended June 30, 2025, and 2024, the Company recognized $26 and $0 of equipment revenue over time, respectively, from its Critical Power segment. Additionally, the Company recognized $4,187 and $838 of revenue at a point in time from the sale of its products, which is typically recognized upon delivery, from its Critical Power segment during the three months ended June 30, 2025, and 2024, respectively. There were no bill and hold arrangements during the three months ended June 30, 2025, and 2024.

During the six months ended June 30, 2025, and 2024, the Company recognized $177 and $45 of equipment revenue over time, respectively, from its Critical Power segment. Additionally, the Company recognized $7,808 and $1,902 of revenue at a point in time from the sale of its products, which is typically recognized upon delivery, from its Critical Power segment during the six months ended June 30, 2025, and 2024, respectively. Included within point in time revenue during the six months ended June 30, 2025, was $2,337 of revenue recognized pursuant to bill and hold arrangements. There were no bill and hold arrangements during the six months ended June 30, 2024.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $2,289 and $2,174 of service revenue during the three months ended June 30, 2025, and 2024, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $4,734 and $4,055 of service revenue during the six months ended June 30, 2025, and 2024, respectively. Under its continuing operations, the Company recognizes revenue as services are provided. Amounts billed and due from customers, as well as the value of unbilled account receivables, are generally classified within current assets in the unaudited condensed consolidated balance sheets.

The change in deferred revenue as of June 30, 2025, was driven primarily by ordinary course contract activity. As of January 1, 2024, the Company had a deferred revenue balance of $307.

For the three months ended June 30, 2025, and 2024, the Company recognized revenue of $231 and $10, respectively, related to amounts that were included in deferred revenue as of December 31, 2024, and 2023, respectively, resulting primarily from the progress made on the various active contracts during the respective reporting periods.

For the six months ended June 30, 2025, and 2024, the Company recognized revenue of $461 and $100, respectively, related to amounts that were included in deferred revenue as of December 31, 2024, and 2023, respectively, resulting primarily from the progress made on the various active contracts during the respective reporting periods.

As of June 30, 2025, the Company had $923 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue in the unaudited condensed consolidated balance sheet.

Concentration of Risk

For the three months ended June 30, 2025, the Company derived 31% and 19% of its revenue from two customers. For the three months ended June 30, 2024, the Company derived 14% and 13% of its revenue from two customers.

For the six months ended June 30, 2025, the Company derived 34% and 13% of its revenue from two customers. For the six months ended June 30, 2024, the Company derived 14%, 12% and 10% of its revenue from three customers.

As of June 30, 2025, one customer’s outstanding receivable balance equaled 53% of the total outstanding receivable balance. As of December 31, 2024, one customer’s outstanding receivable balance equaled 72% of the total outstanding receivable balance.

As of June 30, 2025, one customer represented 100% of the Company’s lease receivable balance.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the three and six months ended June 30, 2025, were $154 and $524, respectively. Returns and warranties during the three and six months ended June 30, 2024, were insignificant.

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue discipline:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues - ASC 606
Products	$4,213	$838	$7,985	$1,947
Services	2,289	2,174	4,734	4,055
Total revenues - ASC 606	$6,502	$3,012	12,719	6,002
Revenues - ASC 842
Sales-type lease revenue	1,410	-	1,410	-
Fixed lease revenue	458	383	981	708
Total revenues - ASC 842	1,868	383	2,391	708
Total revenue	$8,370	$3,395	$15,110	$6,710

Lease Revenues

There were no leasing revenues arising from variable lease payments during the three and six-month periods ended June 30, 2025, and 2024.

The following table presents future operating lease payments to be received as of June 30, 2025:

For the Years Ending December 31,	Total
2025	$153
2026	226
2027	200
2028	200
2029	142
Total	$921

Leases receivable relating to sales-type lease arrangements are presented on the Company’s unaudited condensed consolidated balance sheets as follows:

	June 30,
	2025	2024
Reported as:
Accounts receivable	$100	$-
Lease receivable and other assets	1,310	-
Net investment in sales-type leases	$1,410	$-

4. INVENTORIES

The components of inventories are summarized below:

	June 30,	December 31,
	2025	2024
Raw materials	$4,235	$4,899
Work in process	1,548	1,169
Total inventories	$5,783	$6,068

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	June 30,	December 31,
	2025	2024
Accounts payable	$3,255	$3,054
Accrued liabilities	801	1,489
Total accounts payable and accrued liabilities	$4,056	$4,543

Accrued liabilities primarily consist of accrued insurance, accrued compensation and benefits and accrued warranty costs. As of June 30, 2025, and December 31, 2024, accrued insurance was $106 and $462, respectively. Accrued compensation and benefits as of June 30, 2025, and December 31, 2024, were $197 and $453, respectively. Accrued warranty costs as of June 30, 2025, and December 31, 2024, were $212 and $117, respectively. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

6. STOCK-BASED COMPENSATION

Stock-Based Compensation

A summary of stock option activity during the six months ended June 30, 2025, is as follows:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2025	561,476	$4.22
Granted	-	-
Exercised	-	-
Forfeited/expired	(10,642)	6.56
Outstanding as of June 30, 2025	550,834	4.18	4.80	$199
Exercisable as of June 30, 2025	539,164	4.15	4.72	199

Stock-based compensation expense recorded for the three and six months ended June 30, 2025, was approximately $2 and $15, respectively. Stock-based compensation expense recorded for the three and six months ended June 30, 2024, was approximately $96 and $321, respectively. As of June 30, 2025, there was $43 of stock-based compensation expense remaining to be recognized in the consolidated statements of operations over a weighted average remaining period of 1.1 years.

7. INCOME TAXES

For the three and six months ended June 30, 2025, the Company recorded no provision for income taxes, resulting in an effective tax rate (ETR) of 0%, compared to the U.S. federal statutory rate of 21%. The difference between the Company’s ETR and the statutory rate was primarily driven by the following significant reconciling items:

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

On July 4, 2025, the President signed into law the “Make Rural America and Main Street Grow Again Act” (commonly referred to as the One Big Beautiful Bill Act), which makes several significant changes to U.S. federal income tax law. Key provisions include:

●	Extension of 100% bonus depreciation under Internal Revenue Code (“IRC”) Section 168(k) for qualified property placed in service before January 1, 2030, including a provision effective retroactively to property acquired after January 19, 2025.
●	Temporary expensing of domestic research and experimental expenditures under new IRC Section 174A, applicable for tax years beginning after December 31, 2024, with acceleration options for expenditures incurred between January 1, 2022 and December 31, 2024.
●	Modification to the business interest expense limitation under IRC Section 163(j), reinstating EBITDA-based adjustable taxable income (ATI) for tax years beginning after December 31, 2024.

Because the law was enacted after the end of the second quarter, its effects are considered a nonrecognized subsequent event and do not reflect any adjustments related to the enacted provisions.

Certain provisions of the legislation are effective retroactively to earlier periods in 2025. These may result in catch up adjustments in the third quarter to the income tax accounts. The Company is currently assessing the impact of these retroactive provisions, including any related remeasurement of deferred tax assets, liabilities, and valuation allowance considerations. The Company maintains a valuation allowance on its deferred tax assets and does not expect a material near-term tax benefit from legislation due to its current net operating loss position.

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

The Equity Transaction included total consideration of (i) $48,000 in cash, subject to adjustment pursuant to the terms of the Equity Purchase Agreement, and (ii) $2,000 in equity pursuant to Investment’s issuance of the Rollover Units to the Company. As of December 31, 2024, the Company recorded a consideration due to the Buyer of $3,347 related to a net working capital adjustment. On April 16, 2025, the Company and the Buyer finalized the net working capital adjustment and as a result, the Company recorded a $1,147 reduction in the consideration due to the Buyer, which is included as a component of discontinued operations during the six months ended June 30, 2025. During the three months ended June 30, 2025, the Company paid the $2,200 consideration to the Buyer.

The Company previously determined that the Electrical Infrastructure business qualified for discontinued operations and as such, the financial results of the Electrical Infrastructure business are reflected as discontinued operations in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025.

Discontinued Operation Financial Information

The following table summarizes the results from discontinued operations, net of tax, included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025, and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$-	$2,945	$-	$8,220
Cost of goods sold	-	2,933	-	7,015
Gross profit	-	12	-	1,205
Operating expenses
Selling, general and administrative	-	577	-	1,150
Total operating expenses	-	577	-	1,150
Operating (loss) income from discontinued operations	-	(565)	-	55
Interest expense	-	3	-	3
Loss (gain) on sale of business, net of taxes	100	-	(1,047)	-
Other expense	-	-	-	-
Net (loss) income from discontinued operations	$(100)	$(568)	$1,047	$52

9. EQUITY-METHOD INVESTMENT

As disclosed in Note 8 – Discontinued Operations, on October 29, 2024, the Company deconsolidated its subsidiary, PCEP. As part of the transaction, the Company retained an equity interest in Pioneer Investment LLC via the issuance of Rollover Units. During the three and six months ended June 30, 2025, the Company recorded income from equity method investee of $297 and $240, respectively, which is included in other income on the unaudited condensed consolidated statement of operations.

10. BASIC AND DILUTED (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share data for each period presented is computed using the weighted average number of shares of common stock outstanding during each such period. Diluted (loss) earnings per share data is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of shares that would be issued upon the exercise of stock options and vesting of restricted stock units, computed using the treasury stock method.

A reconciliation of basic and diluted (loss) earnings per share is as follows (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Loss from continuing operations	$(1,228)	$(1,715)	$(3,304)	$(3,370)
(Loss) income from discontinued operations, net of income taxes	(100)	(568)	1,047	52
Net loss	$(1,328)	$(2,283)	$(2,257)	$(3,318)

Denominator:
Weighted average common shares outstanding - basic	11,104,058	10,920,125	11,112,117	10,518,659
Effect of dilutive securities:
Stock options	-	-	76,617	205,484
Restricted stock units	-	-	-	64,150
Weighted average common shares outstanding - diluted	11,104,058	10,920,125	11,188,734	10,788,293

Basic (loss) earnings per share:
Loss per share from continuing operations	$(0.11)	$(0.16)	$(0.30)	$(0.32)
(Loss) earnings per share from discontinued operations	(0.01)	(0.05)	0.09	-
Basic loss per share	$(0.12)	$(0.21)	$(0.21)	$(0.32)

Diluted (loss) earnings per share:
Loss per share from continuing operations	$(0.11)	$(0.16)	$(0.30)	$(0.32)
(Loss) earnings per share from discontinued operations	(0.01)	(0.05)	0.09	-
Diluted loss per share	$(0.12)	$(0.21)	$(0.21)	$(0.32)

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options	550,834	654,313	384,166	269,500
Total	550,834	654,313	384,166	269,500

11. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Chief Executive Officer of the company (the “CEO”), as the Chief Operating Decision Maker (“CODM”), organizes the Company, manages resource allocations, and measures performance of the Company’s single operating segment, Critical Power Solutions. The Critical Power Solutions reportable segment is the Company’s Titan business unit. The Critical Power Solutions segment provides mobile high-capacity charging equipment, power generation equipment and aftermarket field-services in order to help customers secure fast vehicle charging where fixed charging infrastructure does not exist, and additionally to ensure smooth, uninterrupted power to operations during times of emergency.

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

The significant expenses that are regularly provided to the CODM, which include costs of goods sold, selling, general and administrative expenses and research and development expenses, are disclosed in the unaudited condensed consolidated statements of operations as a part of the consolidated net income (loss). The other segment item that is regularly provided to the CODM includes other income (expense) which is disclosed as a separate line item in the unaudited condensed consolidated statements of operations. Other income and (expenses) consist of interest income and interest (expense), which are disclosed as separate line items in the unaudited condensed consolidated statements of operations.

On October 29, 2024, the Company sold its Electrical Infrastructure segment to Mill Point Capital. Prior to the sale of the Electrical Infrastructure segment, the Company’s CODM assessed performance and allocated resources amongst its two reportable segments. See Note 8 - Discontinued Operations for additional information.

Revenues are attributable to countries based on the location of the Company’s customers:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
United States	$8,255	$3,395	$14,881	$6,710
Canada	115	-	229	-
Total	$8,370	$3,395	$15,110	$6,710

Approximately 31% and 19% of the Company’s revenues during the three months ended June 30, 2025, were made to two customers. Approximately 14% and 13% of the Company’s revenues during the three months ended June 30, 2024, were made to two customers.

Approximately 34% and 13% of the Company’s revenues during the six months ended June 30, 2025, were made to two customers. Approximately 14%, 12% and 10% of the Company’s revenues during the six months ended June 30, 2024, were made to three customers.

The distribution of the Company’s property and equipment by geographic location is approximately as follows:

	June 30,	December 31,
	2025	2024
Property and equipment
United States	$5,371	$6,503

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on April 14, 2025.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial market, but also in the power generation, industrial production and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income (loss), income (loss) per share, margins and profitability.

●	Many of our competitors are better established and have significantly greater resources and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Our ability to realize revenue reported in our backlog.

●	Our ability to remediate the ongoing material weakness identified in our internal control over financial reporting, or inability to otherwise maintain an effective system of internal control.

●	The effect that the identified material weakness and failure to establish and maintain effective internal control over financial reporting could have on investor confidence in us and raise reputational risk.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●	The impact of geopolitical activity on the economy, changes in government regulations such as tariff policies and regulations, income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

●	Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

●	Our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market.

●	Risks associated with litigation and claims, which could impact our financial results and condition.

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

Recent Developments

On July 4, 2025, the federal government enacted the One Big Beautiful Bill Act, which includes broad based changes to U.S. corporate tax provisions. Certain key provisions apply retroactively to January 2025, including the reinstatement of 100% bonus depreciation and the option to expense U.S.-based research and development expenditures.

As we continue to operate in a net operating loss (NOL) position and maintains a full valuation allowance against our deferred tax assets, the income tax provisions are not expected to materially impact our cash tax obligations or financial statement income tax expense in the near term. To the extent the new provisions increase deferred tax assets, such increases are expected to be offset by a corresponding increase in the valuation allowance, consistent with our current assessment. We will continue to evaluate the long-term implications of the legislation.

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

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the unaudited condensed consolidated financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2025. There were no material changes to our critical accounting estimates during the three and six months ended June 30, 2025.

RESULTS OF OPERATIONS

Overview of June 30, 2025, and 2024, Operating Results

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

Our summary of operating results during the three and six months ended June 30, 2025, and 2024 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Critical Power Solutions	$8,370	$3,395	$15,110	$6,710
Cost of goods sold
Critical Power Solutions	7,056	2,754	13,648	5,534
Gross profit	1,314	641	1,462	1,176
Selling, general and administrative	2,466	2,126	4,865	4,174
Depreciation and amortization	22	12	38	14
Research and development	534	238	614	449
Total operating expenses	3,022	2,376	5,517	4,637
Operating loss from continuing operations	(1,708)	(1,735)	(4,055)	(3,461)
Interest income	183	20	431	51
Other income, net	297	-	320	40
Loss before income taxes	(1,228)	(1,715)	(3,304)	(3,370)
Income tax expense	-	-	-	-
Net loss from continuing operations	(1,228)	(1,715)	(3,304)	(3,370)
(Loss) income from discontinued operations, net of income taxes	(100)	(568)	1,047	52
Net loss	$(1,328)	$(2,283)	$(2,257)	$(3,318)

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

Our revenue backlog as of June 30, 2025, from our Critical Power business was $17,885, a decrease of $9,366, or 34.4%, when compared to $27,251 as of June 30, 2024.

The following table represents the progression of our backlog as of the end of the last five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2025	2025	2024	2024	2024
Critical Power Solutions	$17,885	$23,231	$19,762	$24,038	$27,251
Order backlog	17,885	23,231	19,762	24,038	27,251
Discontinued operation	-	-	-	42,112	39,670
Total order backlog	$17,885	$23,231	$19,762	$66,150	$66,921

Revenue

The following table represents our revenues by major product category for the periods indicated (in thousands, except percentages):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2025	2024	Variance	%	2025	2024	Variance	%
Critical Power Solutions
Equipment	$6,081	$1,221	$4,860	398.0	$10,376	$2,655	$7,721	290.8
Service	2,289	2,174	115	5.3	4,734	4,055	679	16.7
Total revenue	$8,370	$3,395	$4,975	146.5	$15,110	$6,710	$8,400	125.2

For the three months ended June 30, 2025, our revenue from our Critical Power segment increased by $4,975, or 146.5% to $8,370, up from $3,395 during the three months ended June 30, 2024, primarily due to an increase in sales and rentals of our suite of mobile EV charging solutions, e-Boost.

For the six months ended June 30, 2025, our revenue from our Critical Power segment increased by $8,400, or 125.2% to $15,110, up from $6,710 during the six months ended June 30, 2024, primarily due to an increase in sales and rentals of our suite of mobile EV charging solutions, e-Boost.

Gross Profit and Margin

The following table represents our gross profit for the periods indicated (in thousands, except percentages):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2025	2024	Variance	%	2025	2024	Variance	%
Critical Power Solutions
Gross profit	$1,314	$641	$673	105.0	$1,462	$1,176	$286	24.3
Gross margin %	15.7	18.9	(3.2)		9.7	17.5	(7.8)

For the three months ended June 30, 2025, our gross margin from our Critical Power segment decreased to 15.7% of revenues, as compared to 18.9% during the three months ended June 30, 2024. The decrease was primarily due to an unfavorable sales mix.

For the six months ended June 30, 2025, our gross margin from our Critical Power segment decreased to 9.7% of revenues, as compared to 17.5% during the six months ended June 30, 2024. The decrease was primarily attributable to a contract with a customer in our Pioneer eMobility business, which generated lower margins on the initial units due to higher costs incurred during the early stages of production as we refined our manufacturing processes and optimized build efficiency.

Operating Expenses

The following table represents our operating expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2025	2024	Variance	%	2025	2024	Variance	%
Selling, general and administrative	$2,488	$2,138	$350	16.4	$4,903	$4,188	$715	17.1
Research and development	534	238	296	124.4	614	449	165	36.7
Total operating expense	$3,022	$2,376	$646	27.2	$5,517	$4,637	$880	19.0

Selling, General and Administrative Expense. For the three months ended June 30, 2025, consolidated selling, general and administrative expense increased by approximately $350, or 16.4%, to $2,488, as compared to $2,138 during the three months ended June 30, 2024, primarily due to an increase in trade show related costs and commissions expense. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 29.7% during the three months ended June 30, 2025, as compared to 63.0% during the three months ended June 30, 2024, primarily due to the increase in total revenue during the three-month period ended June 30, 2025.

For the six months ended June 30, 2025, consolidated selling, general and administrative expense increased by approximately $715, or 17.1%, to $4,903, as compared to $4,188 during the six months ended June 30, 2024, primarily due to an increase in trade show related costs, commissions expense and professional fees. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 32.4% during the six months ended June 30, 2025, as compared to 62.4% during the six months ended June 30, 2024, primarily due to the increase in total revenue during the six-month period ended June 30, 2025.

R&D Expenses. Research and development expenses in our Critical Power segment consists of costs incurred in performing research and development activities, including salaries, benefits, overhead costs, contract services and other related costs. During the three months ended June 30, 2025, we incurred $534 of R&D expenses related to developing our mobile e-Boost EV charging solutions as compared to $238 during the three months ended June 30, 2024. During the six months ended June 30, 2025, we incurred $614 of R&D expenses related to developing our mobile e-Boost EV charging solutions as compared to $449 during the six months ended June 30, 2024.

Operating Loss from Continuing Operations

The following table represents our operating loss from continuing operations for the periods indicated (in thousands):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2025	2024	Variance	%	2025	2024	Variance	%
Operating loss from continuing operations	$(1,708)	$(1,735)	$27	1.6	$(4,055)	$(3,461)	$(594)	(17.2)

During the three months ended June 30, 2025, our operating loss from continuing operations decreased by approximately $27, or 1.6%, to $1,708, as compared to $1,735 during the three months ended June 30, 2024, primarily due to the increase in sales and rentals of our equipment and services.

During the six months ended June 30, 2025, our operating loss from continuing operations increased by approximately $594, or 17.2%, to $4,055, as compared to $3,461 during the six months ended June 30, 2024, primarily due to the decrease in our gross profit and an increase in selling, general and administrative expense.

Non-Operating Income from Continuing Operations

Interest Income. We generated the majority of our interest income from our cash on hand during the three and six-month periods ended June 30, 2025, and 2024.

For the three months ended June 30, 2025, we had interest income of approximately $183, as compared to interest income of approximately $20 during the three months ended June 30, 2024.

For the six months ended June 30, 2025, we had interest income of approximately $431, as compared to interest income of approximately $51 during the six months ended June 30, 2024.

Other Income. Other income in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the three-month period ended June 30, 2025, other non-operating income was $297, as compared to $0 during the three-month period ended June 30, 2024, primarily due to the gain on our equity method investment.

For the six-month period ended June 30, 2025, other non-operating income was $320, as compared to $40 during the six-month period ended June 30, 2024, primarily due to the gain on our equity method investment.

Provision for Income Taxes. For the three and six months ended June 30, 2025, and 2024, we recorded no income tax provision, resulting in an effective tax rate (ETR) of 0%.

The current quarter’s 0% effective tax rate primarily reflects:

(i)	The continued application of a full valuation allowance on our federal, state, and foreign deferred tax assets;

(ii)	The absence of any discrete income-generating events or significant attribute utilization;

(iii)	The impact of non-deductible permanent items, including meals & entertainment, officer compensation subject to §162(m), and penalties;

(iv)	No recognition of return-to-provision (RTP) or foreign tax credit (FTC) benefits during the period;

(v)	The absence of any tax rate changes or deferred remeasurement activity.

Due to continued volatility in operating results and the non-reliability of full-year forecasted income, management determined that it was not practicable to compute a reliable annual effective tax rate. As such, we applied the discrete method under ASC 740-270-30-18 to determine the tax provision for the quarter.

We expect to continue applying the discrete method until a reliable forecast of annual taxable income can be established.

Net Loss per Share from Continuing Operations

We generated a net loss from continuing operations of $1,228 and $3,304, respectively, during the three and six months ended June 30, 2025, as compared to $1,715 and $3,370 respectively, during the three and six months ended June 30, 2024.

Our net loss from continuing operations per basic and diluted share during the three months ended June 30, 2025, was $0.11, compared to a net loss from continuing operations per basic and diluted share of $0.16 during the three months ended June 30, 2024.

Our net loss from continuing operations per basic and diluted share during the six months ended June 30, 2025, was $0.30, compared to a net loss from continuing operations per basic and diluted share of $0.32 during the six months ended June 30, 2024.

Income (loss) from Discontinued Operations

Loss from discontinued operations, net of tax was $100, during the three months ended June 30, 2025, as compared to $568 during the three months ended June 30, 2024.

Income from discontinued operations, net of tax was $1,047, during the six months ended June 30, 2025, as compared to $52 during the six months ended June 30, 2024. The $1,047 of income recognized during the six months ended June 30, 2025, was primarily due to finalizing the net working capital adjustment with the buyer of the PCEP Sale.

LIQUIDITY AND CAPITAL RESOURCES

General. As of June 30, 2025, we had $17,999 of cash on hand generated primarily from the PCEP Sale. On October 29, 2024, we closed on the PCEP Sale for gross cash proceeds of $48,000 and $2,000 in equity. On January 7, 2025, we paid a one-time special cash dividend of an aggregate of $16,665. As of December 31, 2024, we recorded a consideration due to the buyer of the PCEP Sale of $3,347 related to a net working capital adjustment. On April 16, 2025, we and the buyer from the PCEP Sale finalized the net working capital adjustment and as a result, we recorded a $1,147 adjustment to the consideration due to the buyer of the PCEP Sale during the three months ended March 31, 2025. On April 16, 2025, we paid the $2,200 consideration to the buyer of the PCEP Sale.

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariff policies and regulations, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty in economic activity, we are unable to predict the potential size and duration of the impact on our revenue and our results of operations, if any. The extent of the potential impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. We continue to monitor the effects of these macroeconomic factors and intend to take steps deemed appropriate to limit the impact on our business. During the three and six months ended June 30, 2025, we were able to operate substantially at capacity.

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

Cash Used in Operating Activities. Cash used in our operating activities was $3,963 during the six months ended June 30, 2025, as compared to cash used in our operating activities of $1,379 during the six months ended June 30, 2024. The increase in cash used in operating activities is primarily due to working capital fluctuations and the payment of federal and state income taxes.

Cash Used in Investing Activities. Cash used in investing activities during the six months ended June 30, 2025, was $2,940, as compared to cash used in our investing activities of $614, during the six months ended June 30, 2024. The increase in cash used in investing activities is primarily due to the payment of the $2,200 consideration to the buyer of the PCEP Sale during the six months ended June 30, 2025. During the six-month periods ended June 30, 2025, and 2024, additions to our property and equipment were $740 and $614, respectively.

Cash Used in/ Provided by Financing Activities. Cash used in our financing activities was $16,720 during the six months ended June 30, 2025, as compared to cash provided by our financing activities of $4,923 during the six months ended June 30, 2024. The increase in cash used in financing activities is primarily due to the payment of a one-time special cash dividend.

Working Capital. As of June 30, 2025, we had working capital of $23,916, including $17,999 of cash on hand, compared to working capital of $26,679, including $41,622 of cash on hand as of December 31, 2024.

Assessment of Liquidity. As of June 30, 2025, we had $17,999 of cash on hand generated primarily from the PCEP Sale. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of the transformer business units in August 2019, the completion of the PCEP Sale in October 2024 and the sale of common stock. Historically, our cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions.

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

As of June 30, 2025, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

Our additions to property and equipment were $740 during the six months ended June 30, 2025, as compared to $614 of additions to property and equipment during the six months ended June 30, 2024.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We have various insurance policies, including cybersecurity, covering risks in amounts that we consider adequate. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariff policies and regulations, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. We predominately sell to customers in the industrial production and commercial construction markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets. For a further discussion of factors that may affect future operating results see the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2025. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness, as defined in the standards established by Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or unaudited condensed consolidated financial statements will not be prevented or detected on a timely basis.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2025, we determined that the Company’s internal control over financial reporting was not effective due to the lack of sufficient accounting personnel and, as a result, the Company is unable to maintain proper segregation of duties. The material weakness in our internal control over financial reporting was present as of December 31, 2024, and continued to exist as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Approximately 31% and 19% of our revenues during the three months ended June 30, 2025, were made to two customers. Approximately 14% and 13% of our revenues during the three months ended June 30, 2024, were made to two customers.

Approximately 34% and 13% of our revenues during the six months ended June 30, 2025, were made to two customers. Approximately 14%, 12% and 10% of our revenues during the six months ended June 30, 2024, were made to three customers.

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

PIONEER POWER SOLUTIONS, INC.

Date: August 14, 2025	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: August 14, 2025	/s/ Walter Michalec
Name: Walter Michalec
Title: Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

