Form 10-Q
period 2025-09-30
PIONEER POWER SOLUTIONS, INC.
filed 2025-11-14
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of November 13, 2025, was 11,095,266.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$6,888	$6,416	$21,998	$13,126
Cost of goods sold	6,248	4,894	19,896	10,428
Gross profit	640	1,522	2,102	2,698
Operating expenses
Selling, general and administrative	1,976	1,980	6,878	6,168
Research and development	111	256	726	705
Total operating expenses	2,087	2,236	7,604	6,873
Operating loss from continuing operations	(1,447)	(714)	(5,502)	(4,175)
Interest income (expense), net	184	(24)	615	27
Other (expense) income, net	(438)	-	(118)	40
Loss before income taxes	(1,701)	(738)	(5,005)	(4,108)
Income tax expense	69	-	69	-
Net loss from continuing operations	(1,770)	(738)	(5,074)	(4,108)
(Loss) income from discontinued operations, net of income taxes	(580)	(383)	467	(331)
Net loss	$(2,350)	$(1,121)	$(4,607)	$(4,439)

Basic (loss) earnings per share:
Loss from continuing operations	$(0.16)	$(0.07)	$(0.46)	$(0.39)
(Loss) earnings from discontinued operations	(0.05)	(0.03)	0.04	(0.03)
Basic loss per share	$(0.21)	$(0.10)	$(0.42)	$(0.42)

Diluted (loss) earnings per share:
Loss from continuing operations	$(0.16)	$(0.07)	$(0.46)	$(0.39)
(Loss) earnings from discontinued operations	(0.05)	(0.03)	0.04	(0.03)
Diluted loss per share	$(0.21)	$(0.10)	$(0.42)	$(0.42)

Weighted average common shares outstanding:
Basic	11,095,266	10,917,038	11,106,439	10,652,911
Diluted	11,095,266	10,917,038	11,186,975	10,652,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except for share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$17,336	$41,622
Accounts receivable, net of allowance for credit losses of $15 and $13 as of September 30, 2025, and December 31, 2024, respectively	4,606	7,826
Inventories	6,780	6,068
Prepaid expenses and other current assets	325	1,141
Total current assets	29,047	56,657
Property and equipment, net	5,663	6,503
Operating lease right-of-use assets	353	530
Financing lease right-of-use assets	377	221
Investments	821	2,000
Lease receivable and other assets	1,319	40
Total assets	$37,580	$65,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,384	$4,543
Current portion of operating lease liabilities	131	244
Current portion of financing lease liabilities	139	109
Deferred revenue	871	991
Consideration due to buyer	-	3,347
Income taxes payable	756	4,079
Dividend payable	-	16,665
Total current liabilities	6,281	29,978
Operating lease liabilities, non-current portion	233	301
Financing lease liabilities, non-current portion	249	121
Other long-term liabilities	118	122
Total liabilities	6,881	30,522
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 11,095,266 and 11,120,266 shares issued and outstanding on September 30, 2025, and December 31, 2024, respectively	11	11
Additional paid-in capital	35,295	35,418
Accumulated deficit	(4,607)	-
Total stockholders’ equity	30,699	35,429
Total liabilities and stockholders’ equity	$37,580	$65,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net loss	$(4,607)	$(4,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	753	471
Amortization of right-of-use financing leases	92	93
Amortization of right-of-use operating leases	177	551
Change in allowance for credit losses	112	(46)
Stock-based compensation	25	334
Loss attributable to equity method investee	198	-
Loss on disposal of property and equipment	183	-
Selling profit on sales-type lease	(749)	-
Gain on change in consideration due to buyer	(1,147)	-
Changes in current operating assets and liabilities:
Accounts receivable, net	3,060	(966)
Inventories	(110)	(8,520)
Prepaid expenses and other assets	1,360	5,048
Accounts payable, accrued liabilities and other liabilities	(499)	(1,550)
Income taxes	(3,323)	(5)
Deferred revenue	(120)	5,477
Operating lease liabilities	(185)	(566)
Net cash used in operating activities	(4,780)	(4,118)

Investing activities
Purchase of property and equipment	(1,532)	(1,277)
Payment of consideration payable	(2,200)	-
Dividend received from equity method investee	981	-
Net cash used in investing activities	(2,751)	(1,277)

Financing activities
Net proceeds from issuance of common stock	-	4,986
Payment of cash dividend	(16,665)	-
Principal repayments of financing leases	(90)	(93)
Net cash (used in)/ provided by financing activities	(16,755)	4,893

Decrease in cash	(24,286)	(502)
Cash
Cash, beginning of year	41,622	3,582
Cash, end of year	$17,336	$3,080

Supplemental cash flow information:
Interest paid	$8	$26
Income taxes paid, net of refunds	3,924	-
Non-cash investing and financing activities:
Surrender and retirement of common stock	148	224
Transfer from property and equipment to inventory	(602)	-
Sales-type lease origination	1,410	-
Derecognition of assets in exchange for net investment in sales-type lease	(661)	-
Property and equipment obtained in exchange for accounts payable and accrued liabilities	339	-
Finance lease ROU assets obtained in exchange for finance lease liabilities	248	-
Operating lease ROU assets obtained in exchange for operating lease liabilities	-	3,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except for share amounts)

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance - June 30, 2024	10,917,038	$11	$38,724	$(22,947)	$15,788
Net loss	-	-	-	(1,121)	(1,121)
Stock-based compensation	-	-	13	-	13
Balance - September 30, 2024	10,917,038	$11	$38,737	$(24,068)	$14,680

Balance - June 30, 2025	11,095,266	$11	$35,285	$(2,257)	$33,039
Net loss	-	-	-	(2,350)	(2,350)
Stock-based compensation	-	-	10	-	10
Balance - September 30, 2025	11,095,266	$11	$35,295	$(4,607)	$30,699

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance - January 1, 2024	9,930,022	$10	$33,837	$(19,629)	$14,218
Net loss	-	-	-	(4,439)	(4,439)
Stock-based compensation	125,000	-	334	-	334
Surrender and retirement of common stock	(57,541)	-	(224)	-	(224)
Issuance of common stock, net of transaction costs	919,557	1	4,790	-	4,791
Balance - September 30, 2024	10,917,038	$11	$38,737	$(24,068)	$14,680

Balance - January 1, 2025	11,120,266	$11	$35,418	$-	$35,429
Net loss	-	-	-	(4,607)	(4,607)
Stock-based compensation	-	-	25	-	25
Surrender and retirement of common stock	(25,000)	-	(148)	-	(148)
Balance - September 30, 2025	11,095,266	$11	$35,295	$(4,607)	$30,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements for the Quarterly Period Ended September 30, 2025

(In thousands, except for share and per share amounts)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES

Organization and Operations

Pioneer Power Solutions, Inc. and its wholly owned subsidiary (referred to herein as the “Company” or “Pioneer”) design, manufacture, service and integrate distributed energy resources, power generation equipment and mobile electric vehicle (“EV”) charging solutions. Pioneer’s products and services are sold to a broad range of customers in the utility, industrial and commercial markets. Pioneer’s customers include, but are not limited to, federal and state government entities, package delivery businesses, school bus fleet operations, EV charging infrastructure developers and owners, and distributed energy developers. Pioneer is headquartered in Fort Lee, New Jersey and operates from two (2) additional locations in the United States for manufacturing, service and maintenance, engineering, sales and administration.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, as of September 30, 2025, the Company had $17,336 of cash on hand and working capital of $22,766. The cash on hand was generated primarily from the sale (the “PCEP Sale”) of the Company’s former wholly owned subsidiary, Pioneer Custom Electrical Products Corp. (“PCEP”). On October 29, 2024, the Company closed on the PCEP sale for gross cash proceeds of $48,000 and $2,000 in equity. As of December 31, 2024, the Company recorded a consideration due to the buyer of the PCEP Sale of $3,347 related to a net working capital adjustment. On April 16, 2025, the Company and the buyer of the PCEP Sale finalized the net working capital adjustment and as a result, the Company recorded a $1,147 adjustment to the consideration due to the buyer of the PCEP Sale during the three months ended March 31, 2025. On April 16, 2025, the Company paid the $2,200 consideration due to the buyer of the PCEP Sale. See Note 8 – Discontinued Operations for details.

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

Risks and Uncertainties

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, the shutdown of the U.S. federal government, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariff policies and regulations, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty in economic activity, the Company is unable to predict the potential size and duration of the impact on its revenue and its results of operations, if any. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company’s annual reporting beginning January 1, 2025, with early adoption permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

In September 2025, the Financial Accounting Standards Board FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer.” This ASU refines the scope of Topic 815 to exclude certain contracts whose underlyings are based on operations or activities specific to one of the parties, rather than on general market variables, and clarifies the accounting for share-based noncash consideration received from a customer under Topic 606. The amendments specify that an entity should apply the revenue guidance to share-based consideration until the right to receive or retain that consideration becomes unconditional, at which point subsequent changes in fair value are recognized outside of revenue. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

Lessor Arrangements

The Company determines whether an arrangement is or contains a lease at inception. The Company leases generators and mobile EV charging equipment to certain of its customers. As a lessor, when a lease meets certain criteria indicating that the Company has effectively transferred control of the underlying asset to the customer, the lease is classified as a sales-type lease. When a lease does not meet the criteria for a sales-type lease but meets the criteria of a direct financing lease, the lease is classified as a direct financing lease. When none of the required criteria for sales-type lease or direct-financing lease are met, the lease is classified as an operating lease.

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

Revenue Recognition

During the three months ended September 30, 2025, and 2024, the Company recognized $45 and $0 of equipment revenue over time, respectively, from its Critical Power segment. Additionally, the Company recognized $3,780 and $3,494 of revenue at a point in time from the sale of its products, which is typically recognized upon delivery, from its Critical Power segment during the three months ended September 30, 2025, and 2024, respectively. There were no bill and hold arrangements during the three months ended September 30, 2025, and 2024.

During the nine months ended September 30, 2025, and 2024, the Company recognized $221 and $45 of equipment revenue over time, respectively, from its Critical Power segment. Additionally, the Company recognized $11,590 and $5,395 of revenue at a point in time from the sale of its products, which is typically recognized upon delivery, from its Critical Power segment during the nine months ended September 30, 2025, and 2024, respectively. Included within point in time revenue during the nine months ended September 30, 2025, was $2,337 of revenue recognized pursuant to bill and hold arrangements. There were no bill and hold arrangements during the nine months ended September 30, 2024.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $2,857 and $2,401 of service revenue during the three months ended September 30, 2025, and 2024, respectively. The Company recognized $7,590 and $6,456 of service revenue during the nine months ended September 30, 2025, and 2024, respectively.

Under its continuing operations, the Company recognizes revenue as services are provided. Amounts billed and due from customers, as well as the value of unbilled account receivables, are generally classified within current assets in the unaudited condensed consolidated balance sheets.

The change in deferred revenue as of September 30, 2025, was driven primarily by ordinary course contract activity. As of January 1, 2024, the Company had a deferred revenue balance of $307.

For the three months ended September 30, 2025, and 2024, the Company recognized revenue of $17 and $70, respectively, related to amounts that were included in deferred revenue as of December 31, 2024, and 2023, respectively, resulting primarily from the progress made on the various active contracts during the respective reporting periods.

For the nine months ended September 30, 2025, and 2024, the Company recognized revenue of $478 and $170, respectively, related to amounts that were included in deferred revenue as of December 31, 2024, and 2023, respectively, resulting primarily from the progress made on the various active contracts during the respective reporting periods.

As of September 30, 2025, the Company had $871 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue in the unaudited condensed consolidated balance sheet.

Concentration of Risk

For the three months ended September 30, 2025, the Company derived 19% and 17% of its revenue from two customers. For the three months ended September 30, 2024, the Company derived 45% and 10% of its revenue from two customers.

For the nine months ended September 30, 2025, the Company derived 30% of its revenue from one customer. For the nine months ended September 30, 2024, the Company derived 22%, 10% and 10% of its revenue from three customers.

As of September 30, 2025, three customer’s outstanding receivable balance equaled 53% of the total outstanding receivable balance. As of December 31, 2024, one customer’s outstanding receivable balance equaled 72% of the total outstanding receivable balance.

As of September 30, 2025, one customer represented 100% of the Company’s lease receivable balance.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the three and nine months ended September 30, 2025, were $85 and $609, respectively. Returns and warranties during the three and nine months ended September 30, 2024, were insignificant.

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue discipline:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues - ASC 606
Products	$3,825	$3,494	$11,811	$5,440
Services	2,857	2,401	7,590	6,456
Total revenues - ASC 606	$6,682	$5,895	19,401	11,896
Revenues - ASC 842
Sales-type lease revenue	(7)	-	1,403	-
Fixed lease revenue	213	521	1,194	1,230
Total revenues - ASC 842	206	521	2,597	1,230
Total revenue	$6,888	$6,416	$21,998	$13,126

Lease Revenues

There were no leasing revenues arising from variable lease payments during the three and nine-month periods ended September 30, 2025, and 2024.

The following table presents future operating lease payments to be received as of September 30, 2025:

For the Years Ending December 31,	Total
2025	$127
2026	213
2027	200
2028	200
2029	142
Total	$882

Leases receivable relating to sales-type lease arrangements are presented on the Company’s unaudited condensed consolidated balance sheets as follows:

	September 30,	December 30,
	2025	2024
Reported as:
Accounts receivable	$130	$-
Lease receivable and other assets	1,276	-
Net investment in sales-type leases	$1,406	$-

4. INVENTORIES

The components of inventories are summarized below:

	September 30,	December 31,
	2025	2024
Raw materials	$6,090	$4,899
Work in process	690	1,169
Total inventories	$6,780	$6,068

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	September 30,	December 31,
	2025	2024
Accounts payable	$3,305	$3,054
Accrued liabilities	1,079	1,489
Total accounts payable and accrued liabilities	$4,384	$4,543

Accrued liabilities primarily consist of accrued compensation and benefits, accrued warranty, accrued inventory costs and accrued insurance. As of September 30, 2025, and December 31, 2024, accrued compensation and benefits were $269 and $453, respectively. Accrued warranty costs as of September 30, 2025, and December 31, 2024, were $239 and $117, respectively. Accrued inventory costs as of September 30, 2025, and December 31, 2024, were $191 and $115, respectively, and there was no accrued insurance as of September 30, 2025, compared to $462 as of December 31, 2024. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

6. STOCK-BASED COMPENSATION

Stock-Based Compensation

A summary of stock option activity during the nine months ended September 30, 2025, is as follows:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2025	561,476	$4.22
Granted	-	-
Exercised	-	-
Forfeited/expired	(27,309)	3.95
Outstanding as of September 30, 2025	534,167	4.24	4.51	$428
Exercisable as of September 30, 2025	527,498	4.22	4.47	428

Stock-based compensation expense recorded for the three and nine months ended September 30, 2025, was approximately $10 and $25, respectively. Stock-based compensation expense recorded for the three and nine months ended September 30, 2024, was approximately $13 and $334, respectively. As of September 30, 2025, there was $33 of stock-based compensation expense remaining to be recognized in the consolidated statements of operations over a weighted average remaining period of 0.9 years.

7. INCOME TAXES

For the nine months ended September 30, 2025, the Company recorded a return-to-provision (RTP) adjustment related to prior year tax estimates. As a result, the effective tax rate (ETR) was (1.4)% for the nine-month period ended September 30, 2025, compared to the U.S. federal statutory rate of 21%. The difference between the Company’s ETR and the statutory rate was primarily driven by the following significant reconciling items:

(i)	Full valuation allowance on federal, state, and foreign deferred tax assets: As the Company continues to project that it is not more likely than not that deferred tax assets will be realized, no tax benefit was recognized on current quarter losses or deductible temporary differences;

(ii)	Non-deductible permanent items, including meals & entertainment, officer compensation under IRC §162(m), and penalties, which increased the statutory rate differential;

(iii)	Absence of discrete benefits from foreign tax credit (FTC) utilization;

(iv)	No tax rate changes or deferred remeasurement items were recorded in the quarter;

(v)	Inclusion of an RTP adjustment related to prior year tax estimates.

As a result, despite incurring a pre-tax loss during the nine months ended September 30, 2025, the Company recorded an income tax expense of $69.

The Company also notes that the prior year December 31, 2024, effective tax rate was 29.75%, primarily due to a discrete gain on the sale of a subsidiary that generated taxable income and allowed the Company to utilize previously reserved capital loss and net operating loss carryforwards, resulting in a partial release of the valuation allowance. No such income or attribute utilization occurred in the current period.

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

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”), which makes several significant changes to U.S. federal income tax law. Key provisions include:

●	Extension of 100% bonus depreciation under Internal Revenue Code (“IRC”) Section 168(k) for qualified property acquired after January 19, 2025.
●	Expensing of domestic research and experimental expenditures under new IRC Section 174A, applicable for tax years beginning after December 31, 2024, with acceleration options for expenditures incurred between January 1, 2022 and December 31, 2024.
●	Modification to the business interest expense limitation under IRC Section 163(j), reinstating EBITDA-based adjustable taxable income (ATI) for tax years beginning after December 31, 2024.

The Company has recognized the effects of the OBBBA provisions in its financial results to the extent they are applicable to the nine months ended September 30, 2025. The Company will continue to evaluate the impact of these provisions on its future consolidated financial statements.

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

The Equity Transaction included total consideration of (i) $48,000 in cash, subject to adjustment pursuant to the terms of the Equity Purchase Agreement, and (ii) $2,000 in equity pursuant to Investment’s issuance of the Rollover Units to the Company. As of December 31, 2024, the Company recorded a consideration due to the Buyer of $3,347 related to a net working capital adjustment. On April 16, 2025, the Company and the Buyer finalized the net working capital adjustment and as a result, the Company recorded a $1,147 reduction in the consideration due to the Buyer, which is included as a component of discontinued operations during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company paid the remaining $2,200 consideration to the Buyer.

The Company previously determined that the Electrical Infrastructure business qualified for discontinued operations and as such, the financial results of the Electrical Infrastructure business are reflected as discontinued operations in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

Discontinued Operation Financial Information

The following table summarizes the results from discontinued operations, net of tax, included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025, and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$-	$4,495	$-	$12,715
Cost of goods sold	-	3,951	-	10,966
Gross profit	-	544	-	1,749
Operating expenses
Selling, general and administrative	-	926	-	2,077
Total operating expenses	-	926	-	2,077
Operating loss from discontinued operations	-	(382)	-	(328)
Interest (income) expense	-	(1)	-	2
Loss (gain) on sale of business, net of taxes	580	-	(467)	-
Other expense	-	2	-	1
Net (loss) income from discontinued operations	$(580)	$(383)	$467	$(331)

9. EQUITY-METHOD INVESTMENT

As disclosed in Note 8 – Discontinued Operations, on October 29, 2024, the Company deconsolidated its subsidiary, PCEP. As part of the transaction, the Company retained an equity interest in Pioneer Investment LLC via the issuance of Rollover Units. During the three and nine months ended September 30, 2025, the Company recorded a loss from equity method investee of $438 and $198, respectively, which is included in other expense on the unaudited condensed consolidated statement of operations.

During the three months ended September 30, 2025, the Company received a cash dividend of $981 from the equity method investee which has been recorded as a reduction in the investment account. The Company applies the cumulative earnings approach to classify distributions received from equity method investments in its unaudited condensed consolidated statements of cash flows. Under this method, distributions received from equity method investees are included in the Company’s unaudited condensed consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed the Company’s share of cumulative equity in the investee’s net loss. In such cases, the excess distributions are considered returns of investment and are classified as investing activities. As of September 30, 2025, the Company’s cumulative distributions were $981, and the Company’s share of cumulative equity in the investee’s net loss was $198. As such, the cash distribution received during the three months ended September 30, 2025, was classified as investing activity in the unaudited condensed consolidated statements of cash flows.

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

A reconciliation of basic and diluted (loss) earnings per share is as follows (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Loss from continuing operations	$(1,770)	$(738)	$(5,074)	$(4,108)
(Loss) income from discontinued operations, net of income taxes	(580)	(383)	467	(331)
Net loss	$(2,350)	$(1,121)	$(4,607)	$(4,439)

Denominator:
Weighted average common shares outstanding - basic	11,095,266	10,917,038	11,106,439	10,652,911
Effect of dilutive securities:
Stock options	-	-	80,536	-
Weighted average common shares outstanding - diluted	11,095,266	10,917,038	11,186,975	10,652,911

Basic (loss) earnings per share:
Loss per share from continuing operations	$(0.16)	$(0.07)	$(0.46)	$(0.39)
(Loss) earnings per share from discontinued operations	(0.05)	(0.03)	0.04	(0.03)
Basic loss per share	$(0.21)	$(0.10)	$(0.42)	$(0.42)

Diluted (loss) earnings per share:
Loss per share from continuing operations	$(0.16)	$(0.07)	$(0.46)	$(0.39)
(Loss) earnings per share from discontinued operations	(0.05)	(0.03)	0.04	(0.03)
Diluted loss per share	$(0.21)	$(0.10)	$(0.42)	$(0.42)

The following securities were excluded from the calculation of diluted earnings per share from continuing operations because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	534,167	654,313	534,167	654,313
Total	534,167	654,313	534,167	654,313

The following securities were excluded from the calculation of diluted earnings per share from discontinued operations because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	534,167	654,313	382,500	654,313
Total	534,167	654,313	382,500	654,313

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

On October 29, 2024, the Company sold its Electrical Infrastructure segment to the Buyer. Prior to the sale of the Electrical Infrastructure segment, the Company’s CODM assessed performance and allocated resources amongst its two reportable segments. See Note 8 - Discontinued Operations for additional information.

Revenues are attributable to countries based on the location of the Company’s customers:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
United States	$6,875	$3,557	$21,756	$10,267
Canada	13	2,859	242	2,859
Total	$6,888	$6,416	$21,998	$13,126

Approximately 19% and 17% of the Company’s revenues during the three months ended September 30, 2025, were made to two customers. Approximately 45% and 10% of the Company’s revenues during the three months ended September 30, 2024, were made to two customers.

Approximately 30% of the Company’s revenues during the nine months ended September 30, 2025, were made to one customer. Approximately 22%, 10% and 10% of the Company’s revenues during the nine months ended September 30, 2024, were made to three customers.

The distribution of the Company’s property and equipment by geographic location is approximately as follows:

	September 30,	December 31,
	2025	2024
Property and equipment
United States	$5,663	$6,503

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

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the unaudited condensed consolidated financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2025. There were no material changes to our critical accounting estimates during the three and nine months ended September 30, 2025.

RESULTS OF OPERATIONS

Overview of September 30, 2025, and 2024, Operating Results

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

Our summary of operating results during the three and nine months ended September 30, 2025, and 2024 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Critical Power Solutions	$6,888	$6,416	$21,998	$13,126
Cost of goods sold
Critical Power Solutions	6,248	4,894	19,896	10,428
Gross profit	640	1,522	2,102	2,698
Selling, general and administrative	1,952	1,966	6,816	6,139
Depreciation and amortization	24	14	62	29
Research and development	111	256	726	705
Total operating expenses	2,087	2,236	7,604	6,873
Operating loss from continuing operations	(1,447)	(714)	(5,502)	(4,175)
Interest income (expense), net	184	(24)	615	27
Other (expense) income, net	(438)	-	(118)	40
Loss before income taxes	(1,701)	(738)	(5,005)	(4,108)
Income tax expense	69	-	69	-
Net loss from continuing operations	(1,770)	(738)	(5,074)	(4,108)
(Loss) income from discontinued operations, net of income taxes	(580)	(383)	467	(331)
Net loss	$(2,350)	$(1,121)	$(4,607)	$(4,439)

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

Our revenue backlog as of September 30, 2025, from our Critical Power business was $15,362, a decrease of $8,676, or 36.1%, when compared to $24,038 as of September 30, 2024.

The following table represents the progression of our backlog as of the end of the last five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2025	2025	2025	2024	2024
Critical Power Solutions	$15,362	$17,885	$23,231	$19,762	$24,038
Order backlog	15,362	17,885	23,231	19,762	24,038
Discontinued operation	-	-	-	-	42,112
Total order backlog	$15,362	$17,885	$23,231	$19,762	$66,150

Revenue

The following table represents our revenues by major product category for the periods indicated (in thousands, except percentages):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2025	2024	Variance	%	2025	2024	Variance	%
Critical Power Solutions
Equipment	$4,031	$4,015	$16	0.4	$14,408	$6,670	$7,738	116.0
Service	2,857	2,401	456	19.0	7,590	6,456	1,134	17.6
Total revenue	$6,888	$6,416	$472	7.4	$21,998	$13,126	$8,872	67.6

For the three months ended September 30, 2025, our revenue from our Critical Power segment increased by $472, or 7.4% to $6,888, up from $6,416 during the three months ended September 30, 2024, primarily due to an increase in service sales during the three months ended September 30, 2025.

For the nine months ended September 30, 2025, our revenue from our Critical Power segment increased by $8,872, or 67.6% to $21,998, up from $13,126 during the nine months ended September 30, 2024, primarily due to an increase in sales and rentals of our suite of mobile EV charging solutions, e-Boost, in addition to an increase in service sales during the nine months ended September 30, 2025.

Gross Profit and Margin

The following table represents our gross profit for the periods indicated (in thousands, except percentages):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2025	2024	Variance	%	2025	2024	Variance	%
Critical Power Solutions
Gross profit	$640	$1,522	$(882)	(58.0)	$2,102	$2,698	$(596)	(22.1)
Gross margin %	9.3	23.7	(14.4)		9.6	20.6	(11.0)

For the three months ended September 30, 2025, our gross margin from our Critical Power segment decreased to 9.3% of revenues, as compared to 23.7% during the three months ended September 30, 2024. The decrease was primarily due to an unfavorable sales mix.

For the nine months ended September 30, 2025, our gross margin from our Critical Power segment decreased to 9.6% of revenues, as compared to 20.6% during the nine months ended September 30, 2024. The decrease was primarily attributable to an unfavorable sales mix, in addition to a contract with a customer in our Pioneer eMobility business which generated lower margins on the initial units due to higher costs incurred during the early stages of production as we refined our manufacturing processes and optimized build efficiency.

Operating Expenses

The following table represents our operating expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2025	2024	Variance	%	2025	2024	Variance	%
Selling, general and administrative	$1,976	$1,980	$(4)	(0.2)	$6,878	$6,168	$710	11.5
Research and development	111	256	(145)	(56.6)	726	705	21	3.0
Total operating expense	$2,087	$2,236	$(149)	(6.7)	$7,604	$6,873	$731	10.6

Selling, General and Administrative Expense. For the three months ended September 30, 2025, consolidated selling, general and administrative expense decreased by approximately $4, or 0.2%, to $1,976, as compared to $1,980 during the three months ended September 30, 2024. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 28.7% during the three months ended September 30, 2025, as compared to 30.9% during the three months ended September 30, 2024, primarily due to the increase in total revenue during the three-month period ended September 30, 2025.

For the nine months ended September 30, 2025, consolidated selling, general and administrative expense increased by approximately $710, or 11.5%, to $6,878, as compared to $6,168 during the nine months ended September 30, 2024, primarily due to an increase in payroll related expense, trade show related costs, and insurance expense. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 31.3% during the nine months ended September 30, 2025, as compared to 47.0% during the nine months ended September 30, 2024, primarily due to the increase in total revenue during the nine-month period ended September 30, 2025.

R&D Expenses. Research and development expenses in our Critical Power segment consists of costs incurred in performing research and development activities, including salaries, benefits, overhead costs, contract services and other related costs. During the three months ended September 30, 2025, we incurred $111 of R&D expenses related to developing our mobile e-Boost EV charging solutions as compared to $256 during the three months ended September 30, 2024. During the nine months ended September 30, 2025, we incurred $726 of R&D expenses related to developing our mobile e-Boost EV charging solutions as compared to $705 during the nine months ended September 30, 2024.

Operating Loss from Continuing Operations

The following table represents our operating loss from continuing operations for the periods indicated (in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2025	2024	Variance	%	2025	2024	Variance	%
Operating loss from continuing operations	$(1,447)	$(714)	$(733)	(102.7)	$(5,502)	$(4,175)	$(1,327)	(31.8)

During the three months ended September 30, 2025, our operating loss from continuing operations increased by approximately $733, or 102.7%, to $1,447, as compared to $714 during the three months ended September 30, 2024, primarily due to the increase in cost of goods sold, which resulted in a lower gross profit.

During the nine months ended September 30, 2025, our operating loss from continuing operations increased by approximately $1,327, or 31.8%, to $5,502, as compared to $4,175 during the nine months ended September 30, 2024, primarily due to an increase in selling, general and administrative expense, and an increase in cost of goods sold, which resulted in a lower gross profit.

Non-Operating Income (Expense) from Continuing Operations

Interest Income (Expense). We generated the majority of our interest income from our cash on hand during the three and nine-month periods ended September 30, 2025.

For the three months ended September 30, 2025, we had interest income of approximately $184, as compared to interest expense of approximately $24 during the three months ended September 30, 2024.

For the nine months ended September 30, 2025, we had interest income of approximately $615, as compared to interest income of approximately $27 during the nine months ended September 30, 2024.

Other Income (Expense). Other income (expense) in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the three-month period ended September 30, 2025, other non-operating expense was $438, as compared to $0 during the three-month period ended September 30, 2024, primarily due to the loss on our equity method investment.

For the nine-month period ended September 30, 2025, other non-operating expense was $118, as compared to other non-operating income of $40 during the nine-month period ended September 30, 2024, primarily due to the loss on our equity method investment.

Provision for Income Taxes. For the nine months ended September 30, 2025, we recorded a return-to-provision (RTP) adjustment of $69, resulting in an effective tax rate (ETR) of (1.4)% for the nine-month period. We recorded no income tax provision or RTP for the same periods in 2024.

The nine-month period ETR of (1.4)% primarily reflects:

(i)	The continued application of a full valuation allowance on our federal, state, and foreign deferred tax assets;

(ii)	The absence of any discrete income-generating events or significant attribute utilization;

(iii)	The impact of non-deductible permanent items, including meals & entertainment, officer compensation subject to §162(m), and penalties;

(iv)	No recognition of foreign tax credit (FTC) benefits during the period;

(v)	The absence of any tax rate changes or deferred remeasurement activity;

(vi)	The Inclusion of an RTP adjustment related to prior year tax estimates.

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

Net Loss per Share from Continuing Operations

We generated a net loss from continuing operations of $1,770 and $5,074, respectively, during the three and nine months ended September 30, 2025, as compared to $738 and $4,108 respectively, during the three and nine months ended September 30, 2024.

Our net loss from continuing operations per basic and diluted share during the three months ended September 30, 2025, was $0.16, compared to a net loss from continuing operations per basic and diluted share of $0.07 during the three months ended September 30, 2024.

Our net loss from continuing operations per basic and diluted share during the nine months ended September 30, 2025, was $0.46, compared to a net loss from continuing operations per basic and diluted share of $0.39 during the nine months ended September 30, 2024.

Income (loss) from Discontinued Operations

Loss from discontinued operations, net of tax was $580, during the three months ended September 30, 2025, compared to a loss from discontinued operations, net of tax of $383 during the three months ended September 30, 2024.

Income from discontinued operations, net of tax was $467, during the nine months ended September 30, 2025, as compared to a loss from discontinued operations, net of tax of $331 during the nine months ended September 30, 2024.

The $467 of income recognized during the nine months ended September 30, 2025, was primarily due to finalizing the net working capital adjustment with the buyer of the PCEP Sale, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

General. As of September 30, 2025, we had $17,336 of cash on hand generated primarily from the PCEP Sale. On October 29, 2024, we closed on the PCEP Sale for gross cash proceeds of $48,000 and $2,000 in equity. On January 7, 2025, we paid a one-time special cash dividend of an aggregate of $16,665. As of December 31, 2024, we recorded a consideration due to the buyer of the PCEP Sale of $3,347 related to a net working capital adjustment. On April 16, 2025, we and the buyer from the PCEP Sale finalized the net working capital adjustment and as a result, we recorded a $1,147 adjustment to the consideration due to the buyer of the PCEP Sale during the three months ended March 31, 2025. During the nine months ended September 30, 2025, we paid the $2,200 consideration to the buyer of the PCEP Sale.

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, the shutdown of the U.S. federal government, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariff policies and regulations, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty in economic activity, we are unable to predict the potential size and duration of the impact on our revenue and our results of operations, if any. The extent of the potential impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. We continue to monitor the effects of these macroeconomic factors and intend to take steps deemed appropriate to limit the impact on our business. During the three and nine months ended September 30, 2025, we were able to operate substantially at capacity.

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

Cash Used in Operating Activities. Cash used in our operating activities was $4,780 during the nine months ended September 30, 2025, as compared to cash used in our operating activities of $4,118 during the nine months ended September 30, 2024. The increase in cash used in operating activities is primarily due to working capital fluctuations and the payment of federal and state income taxes.

Cash Used in Investing Activities. Cash used in investing activities during the nine months ended September 30, 2025, was $2,751, as compared to cash used in our investing activities of $1,277, during the nine months ended September 30, 2024. The increase in cash used in investing activities is primarily due to the payment of the $2,200 consideration to the buyer of the PCEP Sale during the nine months ended September 30, 2025. During the nine-month periods ended September 30, 2025, and 2024, additions to our property and equipment were $1,532 and $1,277, respectively.

During the three months ended September 30, 2025, we received a cash dividend of $981 from our equity method investee. We elected to apply the cumulative earnings approach to classify distributions received from equity method investments in our unaudited condensed consolidated statements of cash flows. Under this method, distributions received from equity method investees are included in our unaudited condensed consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our share of cumulative equity in the investee’s net income (loss). In such cases, the excess distributions are considered returns of investment and are classified as investing activities. As of September 30, 2025, our cumulative distributions were $981, and our share of cumulative equity in the investee’s net loss was $198. As such, the cash distribution received during the three months ended September 30, 2025, was classified as investing activity in the unaudited condensed consolidated statements of cash flows.

Cash Used in/ Provided by Financing Activities. Cash used in our financing activities was $16,755 during the nine months ended September 30, 2025, as compared to cash provided by our financing activities of $4,893 during the nine months ended September 30, 2024. The increase in cash used in financing activities is primarily due to the payment of a one-time special cash dividend.

Working Capital. As of September 30, 2025, we had working capital of $22,766, including $17,336 of cash on hand, compared to working capital of $26,679, including $41,622 of cash on hand as of December 31, 2024.

Assessment of Liquidity. As of September 30, 2025, we had $17,336 of cash on hand generated primarily from the PCEP Sale. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of the transformer business units in August 2019, the completion of the PCEP Sale in October 2024 and the sale of common stock. Historically, our cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions.

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

As of September 30, 2025, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

Our additions to property and equipment were $1,532 during the nine months ended September 30, 2025, as compared to $1,277 of additions to property and equipment during the nine months ended September 30, 2024.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We have various insurance policies, including cybersecurity, covering risks in amounts that we consider adequate. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Additionally, the shutdown of the U.S. federal government, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariff policies and regulations, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. We predominately sell to customers in the industrial production and commercial construction markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets. For a further discussion of factors that may affect future operating results see the sections entitled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weakness described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2025. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2025, we determined that the Company’s internal control over financial reporting was not effective due to the lack of sufficient accounting personnel and, as a result, the Company is unable to maintain proper segregation of duties. The material weakness in our internal control over financial reporting was present as of December 31, 2024, and continued to exist as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Approximately 19% and 17% of our revenues during the three months ended September 30, 2025, were made to two customers. Approximately 45% and 10% of our revenues during the three months ended September 30, 2024, were made to two customers.

Approximately 30% of our revenues during the nine months ended September 30, 2025, were made to one customer. Approximately 22%, 10% and 10% of our revenues during the nine months ended September 30, 2024, were made to three customers.

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

PIONEER POWER SOLUTIONS, INC.

Date: November 14, 2025	By:	/s/ Nathan J. Mazurek
	Name:	Nathan J. Mazurek
	Title:	Chief Executive Officer
(Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: November 14, 2025		/s/ Walter Michalec
	Name:	Walter Michalec
	Title:	Chief Financial Officer
(Principal Financial Officer duly authorized to sign on behalf of Registrant)

