Form 10-K
period 2025-12-31
PIONEER POWER SOLUTIONS, INC.
filed 2026-04-08
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the common equity was last sold on the Nasdaq Capital Market on such date, was approximately $23,678 (in thousands). For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

As of April 7, 2026, 11,096,266 shares of the registrant’s common stock were outstanding.

PIONEER POWER SOLUTIONS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	General economic conditions and their effect on demand for electrical equipment, particularly in the commercial market, but also in the power generation, industrial production and infrastructure industries.

●	The effects of fluctuations in sales on our business, revenues, expenses, net income (loss), income (loss) per share, margins and profitability.

●	Many of our competitors are better established and have significantly greater resources and may subsidize their competitive offerings with other products and services, which may make it difficult for us to attract and retain customers.

●	The potential loss or departure of key personnel, including Nathan J. Mazurek, our chairman, president and chief executive officer.

●	Our ability to generate internal growth, maintain market acceptance of our existing products and gain acceptance for our new products.

●	Unanticipated increases in raw material prices or disruptions in supply could increase production costs and adversely affect our profitability.

●	Our ability to realize revenue reported in our backlog.

●	Our ability to remediate the ongoing material weaknesses identified in our internal control over financial reporting, or inability to otherwise maintain an effective system of internal control.

●	The effect that the identified material weaknesses and failure to establish and maintain effective internal control over financial reporting could have on investor confidence in us and raise reputational risk.

●	Operating margin risk due to competitive pricing and operating efficiencies, supply chain risk, material, labor or overhead cost increases, interest rate risk and commodity risk.

●	Strikes or labor disputes with our employees may adversely affect our ability to conduct our business.

●	The impact of geopolitical activity on the economy, changes in government regulations such as tariff policies and regulations, income taxes, climate control initiatives, the timing or strength of an economic recovery in our markets and our ability to access capital markets.

●	Future sales of large blocks of our common stock may adversely impact our stock price.

●	The liquidity and trading volume of our common stock.

●	Our business could be adversely affected by an outbreak of disease, epidemic or pandemic, or similar public threat, or fear of such an event.

●	Our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market.

●	Risks associated with litigation and claims, which could impact our financial results and condition.

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

Following the PCEP Sale, we currently have one reportable segment - Critical Power Solutions (“Critical Power”).

●	Our Critical Power business provides customers with our suite of mobile EV charging solutions, power generation equipment and all forms of services, including but not limited to, preventative maintenance, repairs, fuel polishing, and remote monitoring. These products and services are marketed by our operations headquartered in Minnesota, currently doing business under our Pioneer eMobility (e-Boost) and Pioneer Critical Power (Titan) brand names.

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

In December of 2025, the Company launched two new product platforms:

1.	PRYMUS - a new, mobile on-site power system concentrating on customers with requirements of 1-10 megawatts of mobile power to supplement their current energy profile,

2.	PowerCore - a residential and small commercial based primary generator system integrating a DC fast charger into one solution.

Summary of Critical Power Segment Product Offerings

Product Category		Solutions

	●	e-Boost G.O.A.T. (Generator on a Truck) is a truck-mounted option that brings on-demand, high-capacity charging to EV truck and car owners at any convenient location.
Suite of e-Boost Products	●	e-Boost Mobile is a trailer-mounted solution that provides multiple options for towing and can be available at specific businesses, large sports and cultural events and can be relocated with minimal effort on short notice.
	●	e-Boost Pod is a stationary EV charging solution with customizable higher capacity that can also service other power needs especially in emergency situations, such as a power outage, serving as a back-up power source with convenient power connectors and outlets available on board.

	●	Engine-generator sets: power generation equipment with up to 2 MW of power output per genset, sourced from several manufacturers and available for install by our expert, licensed technicians.
Power Generation Equipment	●	Available individually or in multi-unit paralleled configurations. Fuel options include liquid propane, natural gas, diesel and bi-fuel.
	●	Uninterruptible Power Supply (“UPS”) systems.

	●	Scheduled preventative maintenance and 24/7 repair and support services provided for all makes and models of power generation equipment under one- to five-year contracts.
Service	●	Regional service and maintenance: provided by our technicians in the Midwest and Florida.
	●	National service and maintenance: provided by our technicians and a network of field service providers throughout the United States for multi-site, multi-state power generation equipment owners.
	●	UPS systems from major manufacturers.

Power generation systems represent considerable investments that require proper maintenance and service in order to operate reliably during a time of emergency. Our power maintenance programs provide preventative maintenance, repair and support service for our customers’ power generation systems. To support our customers in managing their critical infrastructure, we maintain inventories of repair parts, a fleet of service vehicles and a staff of certified field service technicians in the Midwest and Florida. To complete our geographic coverage, we maintain a network of field service partners located in other regions, enabling us to provide quick-response, 24/7 service capabilities that can effectively repair and maintain any make and model of back-up power equipment. Our field service organization services more than 5,900 generators owned by more than 850 customers located throughout the United States and its territories, including for multi-site, multi-state customers.

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

We believe that several of the key industry trends supporting future growth in our industry are as follows:

●	Aging and Overburdened North American Power Grid — The aging and overburdened North American power grid is expected to require significant capital expenditures to upgrade the existing infrastructure over the next several years to maintain adequate levels of reliability and efficiency. Significant capital investment will be required to relieve congestion, meet growing demand, achieve targets for efficiency, emissions and use of renewable sources, and to replace components of the U.S. power grid operating at, near or past their planned service lives.

●	Increasing Long-Term Demand for Electricity and Reliable Power — The Department of Energy’s Energy Information Administration, or EIA, forecasts that total electricity use in the United States will increase by approximately 28% from 2011 to 2040. This increase is driven by anticipated population growth, economic expansion, increasing dependence on computing power throughout the economy and the increased use of electrical devices in the home. In order to meet growing demand for electricity in North America, substantial investment in increased electrical grid capacity and efficiency will be required, as well as the addition of specialized equipment to help ensure the reliability and quality of electricity for critical applications. In response to these challenges, there is an increasing trend among commercial and industrial companies to invest in on-site power sources, both for standby purposes in the event of a catastrophic power outage, or to reduce the amount of electricity they draw from the utility grid during peak periods.

●	Autonomous Vehicle Infrastructure and Rapid EV Deployment — While the broader mobile EV charging market has experienced a period of stabilization, the autonomous vehicle (“AV”) sector is entering a phase of rapid acceleration. AV charging depots require hyper-efficient deployment timelines to match the scaling of autonomous fleets. Our e-Boost solution is uniquely positioned to bridge the gap between fleet readiness and traditional utility connectivity, which can often take 12 to 24 months for high-capacity grid upgrades. The U.S. electric vehicle charging station market is projected to grow at a CAGR of 29.1% through 2030, with the fastest growth occurring in high-power DC fast charging segments (>250 kW) necessary for commercial and autonomous operations.

●	Edge AI, Data Centers, and Sustainable Microgrids — The explosion of Generative Artificial Intelligence (“AI”) and Edge Computing has created an unprecedented demand for localized, “behind-the-meter” power. Global electricity demand for data centers is projected to double by 2030, with AI-optimized servers expected to account for 44% of total data center power consumption by that time. To meet this need, our PRYMUS mobile microgrid provides 1 MW to 10 MW blocks of onsite power with a 6-month deployment lead time, significantly faster than traditional infrastructure. This aligns with a broader industry shift toward decentralized energy; the global microgrid market is forecast to reach $24.44 billion by 2026, driven specifically by a 20.1% CAGR in the 5–10 MW segment often utilized for industrial and data center optimization.

●	Residential Resilience and Premium Power Solutions — Consumer demand for energy independence is intensifying as the North American power grid faces increasing reliability challenges. This has created a high-value niche for “prime power” residential products. Our PowerCore system addresses this by offering 24/7/365 whole-home resiliency with integrated Level 2 and Level 3 charging. This caters to the growing segment of homeowners who view their residences as long-term financial assets and are increasingly seeking bidirectional (V2H) charging capabilities. With Level 2 infrastructure expected to see an incremental growth of over 5 million units by 2026, providing an all-in-one resiliency and high-speed charging solution captures a critical convergence of the residential and transportation energy markets.

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

For the year ended December 31, 2025, 99% of our sales were to U.S. customers and 1% were to Canadian customers, compared to 87% of our sales were to U.S. customers and 13% were to Canadian customers for the year ended December 31, 2024. This was largely driven by companies involved in distributed generation, regulated and non-regulated utilities, and the industrial and wholesale sectors. During the years ended December 31, 2025, and 2024, we sold our electrical equipment and services to over 879 individual customers, and our 20 largest customers represented approximately 71% and 74% of our consolidated revenue, respectively.

Approximately 24% and 13% of our sales during the year ended December 31, 2025, were made to Eneridge, Inc. and SparkCharge, respectively. Approximately 22% and 13% of our sales during the year ended December 31, 2024, were made to INF Associates, LLC and British Columbia Hydro and Power Authority, respectively. Most of our sales to customers were made pursuant to specific contract terms and conditions for each project.

Revenue Backlog

Revenue backlog, which consists of purchase orders and contracts from customers that we believe to be firm, reflects the amount of revenue that we expect to realize in the future upon the satisfaction of customer orders for our products or services that are not yet complete or for which work has not yet begun. Our revenue backlog as of December 31, 2025, was approximately $12,617, as compared to $19,762 as of December 31, 2024. The decrease in our revenue backlog was primarily attributable to the fulfillment of orders for our mobile EV charging solutions that were included in backlog as of December 31, 2024 and recognized as revenue during the year ended December 31, 2025, without comparable new orders from our mobile EV charging solutions entering backlog as of December 31, 2025.

Competition

We experience intense competition from generator manufacturers and from distributors and servicers of such equipment. The number and size of our competitors varies considerably by product line and service category, with many of our competitors tending to be small, highly specialized or focused on a certain geographic market area or customer. A representative list of our direct competitors includes Xos Inc., Energy Vault, Inc., HM Cragg Co., and Interstate Power Systems, Inc.

Raw Materials and Suppliers

The principal materials purchased by us are certain electrical and engine components such as generators, transfer switches, electric vehicle chargers and related parts from a variety of suppliers. These components are available from and supplied by numerous sources at competitive prices. Unanticipated increases in component prices or disruptions in supply could increase production costs and adversely affect our profitability. Our largest suppliers during the year ended December 31, 2025, included Taylor Power Systems, Inc., Gillette Generators Inc. and Winco, Inc.

Research and Development

Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully depends heavily upon our ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. We continue to develop new technologies to enhance existing products and services, and to expand the range of our offerings through research and development (“R&D”), licensing of intellectual property and acquisition of third-party businesses and technology. During the years ended December 31, 2025, and 2024, we incurred $875 and $1,050, respectively, of R&D costs related to our mobile EV charging solutions, e-Boost.

Employees

As of December 31, 2025, we had 58 full-time employees.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2025, and our other periodic filings with the SEC. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting. As disclosed in Part II, Item 9A, Controls and Procedures of this Annual Report on Form 10-K, our management, including our Chief Executive Officer and our Chief Financial Officer, has determined that we have two material weaknesses in our internal control over financial reporting as of December 31, 2025, a material weakness related to the lack of sufficient accounting personnel with the requisite skills, knowledge and expertise which negatively impacted the Company’s ability to maintain appropriate segregation of duties and effective controls, as well as a material weakness around information technology general controls related to user access and privileged access within systems supporting the Company’s accounting and financial reporting processes which allowed certain individuals to have elevated access to systems inconsistent with such individuals’ business needs. As a result of these material weaknesses, the Company’s management, under the supervision of the Audit Committee and with participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

Although we are working to remedy the material weaknesses and ineffectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, there can be no assurance as to when the remediation plan will be fully developed and implemented or the outcome of such remediation efforts, or that in the future, additional material weaknesses will not exist, reoccur or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business. Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future consolidated financial statements could contain errors that will be undetected. If we continue to have these existing material weaknesses, other material weaknesses or significant deficiencies in the future, it could create a perception that our financial results do not fairly state our financial condition or results of operations. See “Part II. Item 9A – Controls and Procedures.” These material weaknesses could adversely affect our business, reputation, revenues, results of operations, financial condition, and liquidity. This could also adversely affect our ability to timely file periodic reports under the Exchange Act, and limit our ability to access the capital markets through equity or debt issuances. Additional impacts could include a decline in our stock price, suspension of trading or delisting of our common stock by the Nasdaq Capital Market. Any of the foregoing could have an adverse effect on the value of our stock. For more information relating to the Company’s internal control over financial reporting, the material weaknesses that existed as of December 31, 2025, and the remediation activities undertaken by us, see Part II, Item 9A, Controls and Procedures of this Annual Report on Form 10-K. See also “—Failure to establish and maintain effective internal control over financial reporting may result in us not being able to accurately report our financial results, which could result in a loss of investor confidence and adversely affect the market price of our common stock.”

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

If our management is unable to certify the effectiveness of our internal controls or if material weaknesses or significant deficiencies in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in the price of our common stock. As disclosed under “Item 9A. Controls and Procedures” in this Annual Report on Form 10-K, in connection with preparing our financial statements for the year ended December 31, 2025, management concluded that two material weaknesses existed in our internal control over financial reporting related to the lack of sufficient accounting personnel with the requisite skills, knowledge and expertise which negatively impacted the Company’s ability to maintain appropriate segregation of duties and effective controls, as well as a material weakness in our information technology general controls related to user access and privileged access within systems supporting the Company’s accounting and financial reporting processes which allowed certain individuals to have elevated access to systems inconsistent with such individuals’ business needs. In addition, due to the same material weaknesses, we determined that our disclosure controls and procedures were not effective as of December 31, 2025. See “—We have identified two material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.”

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

A significant portion of our revenues have historically been and continue to be concentrated and derived from a few customers. Material or significant loss of business from customers could have an adverse effect on our business, financial condition and operating results.

We historically have depended, and expect to continue to depend on a small number of customers for a large portion of our business each quarter, due to the scope of certain projects. Any change in the level of orders from customers could have a significant impact on our results of operations, and a loss of business from customers could have an adverse effect on our business, financial condition and operating results. Approximately 24% and 13% of our sales during the year ended December 31, 2025, were made to Eneridge, Inc. and SparkCharge, respectively. As of December 31, 2025, one customer represented 100% of the Company’s lease receivable balance. The majority of our sales to these customers and other customers in the past were made pursuant to contract terms and conditions for each project and it is expected that future sales will similarly be made pursuant to the relevant contract terms and conditions for future projects. See “Item 1. Business - Customers”.

Our Critical Power business has historically generated operating losses and negative cash flows, which may result in the usage of our cash.

We currently have one business unit (Critical Power), which has been unable to earn positive income and generate positive cash flow in its recent history. With $14,959 of cash on hand as of December 31, 2025, any such losses will negatively impact our cash balance.

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

We routinely have a backlog of work to be completed on contracts representing a significant portion of our annual sales. As of December 31, 2025, our order backlog was $12,617. Orders included in our backlog are represented by customer purchase orders and service contracts that we believe to be firm. Backlog consists of customer orders that either (1) have not yet been started or (2) are in progress and are not yet completed. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been billed and recognized as revenue. From time to time, customer orders are canceled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a customer order cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to us being unable to recover certain direct costs, canceled customer orders may also result in additional unrecoverable costs due to the resulting underutilization of our assets.

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

Significant assets included in our working capital are accounts receivable and lease receivable from customers. If customers responsible for a significant amount of accounts receivable and lease receivable become insolvent or are otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. A significant deterioration in the economy could have an adverse effect on these accounts receivable and lease receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Deterioration in the credit quality of our major customers could have a material adverse effect on our operating results and financial condition.

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

Demand for Edge AI infrastructure, data centers, and distributed energy solutions may not develop as expected or increase demand for our solutions.

The projections regarding the anticipated expansion of generative AI, Edge Computing and data center infrastructure and the global electricity demand from data centers are subject to significant uncertainty and may not materialize within the expected timeframes, or at all. Factors such as slower adoption of AI or Edge Computing technologies, improvements in data center energy efficiency, changes in regulatory or utility frameworks, or broader economic conditions could reduce or delay infrastructure investment and related power demand. Our PRYMUS mobile microgrid platform is designed to provide scalable onsite power solutions in 1 MW to 10 MW blocks with relatively rapid deployment timelines. However, our ability to generate revenue from this platform depends in part on continued growth in demand for decentralized energy systems serving data centers and similar industrial applications. If demand for such solutions develops more slowly than anticipated, if customers adopt alternative energy or infrastructure solutions, or if centralized grid capacity expands more quickly than expected demand for our products and services could be materially reduced. In addition, industry projections regarding the growth of the global microgrid market, including estimates of market size and compound annual growth rates for certain capacity segments, are based on third-party data and assumptions that may prove inaccurate. If the microgrid market does not grow as forecast, or if competing technologies or market developments reduce the need for distributed power generation, our business, financial condition, and results of operations could be materially and adversely affected.

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

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In addition, the consequences of the ongoing conflict between Russia and Ukraine, and the ongoing conflict in the Middle East, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations.

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

In addition, discovery and disclosure of a material weakness, including the material weaknesses identified in our internal control over financial reporting as of December 31, 2025, by definition, could have a material adverse impact on our consolidated financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us and adversely affect how our stock trades. This could in turn negatively affect our ability to access equity markets for capital.

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

We also have policies and procedures to oversee and identify the risks from cybersecurity threats associated with our use of third-party service providers. Our primary technology service provider undergoes annual evaluation through our Sarbanes-Oxley audit procedures, which provides insight into its internal operations and includes review of its SSAE-18 report.

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

ITEM 2. PROPERTIES.

		Approximate	Owned or
		square	lease
Location	Description	footage	expiration date
Champlin, Minnesota	Manufacturing, sales, service and warehouse	16,000	March 2031
Miami, Florida	Sales, service and warehouse	3,600	December 2029
Fort Lee, New Jersey	Corporate management and sales office	2,700	January 2029

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on the Nasdaq Capital Market under the symbol “PPSI” since September 19, 2013. Prior to that time, it was quoted on the OTCQB. The last reported sales price of our common stock on the Nasdaq Capital Market on April 7, 2026, was $3.25 per share. As of April 7, 2026, there were 37 holders of record of our common stock.

U.S. dollars are reported in thousands, except for share and per share amounts (unless otherwise noted).

Dividend Policy

We have previously paid dividends to our stockholders, and on January 7, 2025, we paid a one-time special cash dividend of an aggregate of $16,665. We currently do not expect that comparable cash dividends will continue to be paid in the future.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

Following the sale of our PCEP business unit in October 2024, we currently have one reportable segment: Critical Power. Our Critical Power business provides customers with our suite of mobile e-Boost© EV charging solutions, power generation equipment and all forms of preventative maintenance, repairs, remote monitoring and other service on our customers’ equipment. These products and services are marketed by our operations headquartered in Minnesota, currently doing business under the Titan, Pioneer eMobility and Pioneer Critical Power brand names.

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

Lessor Accounting — Sales-Type Leases

We enter into lease and rental arrangements with customers for our mobile EV charging equipment and related power generation equipment. At lease commencement, we evaluate each arrangement under ASC 842, Leases, to determine the appropriate lease classification. Leases that meet any one of the five classification criteria under ASC 842-10-25-2 are classified as sales-type leases, for which we derecognize the underlying asset, recognize a net investment in the lease (comprised of the lease receivable and the unguaranteed residual asset), and recognize any selling profit or loss at commencement. Interest income on the net investment is recognized over the lease term using the effective interest method.

This accounting requires judgment in several areas. Lease classification depends on management’s estimates of the economic life and fair value of the underlying equipment, which we determine based on historical experience, expected technological obsolescence, and anticipated usage. Changes in these estimates can shift a classification, significantly altering the timing of revenue recognition. We also estimate unguaranteed residual values based on expected equipment fair value at lease expiration, considering anticipated market demand, remaining useful life, and technological changes in the mobile EV charging market. Because this market is still developing, limited historical resale data is available and residual value estimates are subject to greater uncertainty than for more established equipment categories. In addition, the rate implicit in the lease, which incorporates the credit standing of the lessee, fair value of the asset, and expected residual value, affects the measurement of the net investment and the allocation of income over the lease term.

Changes in the above estimates could materially affect revenue, cost of revenue, and the carrying value of our net investment in sales-type leases. A decrease in fair values of the underlying asset would reduce the net investment and selling profit recognized at commencement. A reclassification from sales-type to operating would shift revenue from the commencement period to recognition ratably over the lease term.

In addition, there are other items within our consolidated financial statements that require estimation but are not deemed critical, as defined above. Changes in estimates used in these and other items could have a material impact on our consolidated financial statements.

Our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Overview of December 31, 2025, and 2024, Operating Results

Selected financial and operating data for our reportable business segment for the most recent two years is summarized below. This information, as well as the selected financial data provided in Note 13 to our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K, should be referred to when reading our discussion and analysis of results of operations below. Our summary of operating results during the years ended December 31, 2025, and 2024, are as follows (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Revenues	$27,627	$22,879
Cost of goods sold	24,201	17,365
Gross profit	3,426	5,514
Selling, general and administrative	9,146	9,712
Research and development	875	1,050
Total operating expenses	10,021	10,762
Operating loss from continuing operations	(6,595)	(5,248)
Interest income, net	739	431
Other (expense) income, net	(518)	50
Loss before income taxes	(6,374)	(4,767)
Income tax expense (benefit)	74	(1,418)
Net loss from continuing operations	(6,448)	(3,349)
Income from discontinued operations, net of income taxes	449	35,204
Net (loss) income	$(5,999)	$31,855

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

Our revenue backlog as of December 31, 2025, from our Critical Power business was $12,617, a decrease of $7,145, or 36.2%, when compared to $19,762 as of December 31, 2024. The following table represents the progression of our backlog as of December 31, 2025, and 2024 (in thousands):

	December 31,
	2025	2024
Critical Power Solutions	$12,617	$19,762
Total order backlog	$12,617	$19,762

Revenue

The following table represents our revenues by major product category for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2025	2024	Variance	%
Critical Power Solutions
Equipment	$18,185	$12,262	$5,923	48.3
Service	9,442	10,617	(1,175)	(11.1)
Total revenue	$27,627	$22,879	$4,748	20.8

For the year ended December 31, 2025, our revenue from our Critical Power segment increased by $4,748, or 20.8% to $27,627, up from $22,879 during the year ended December 31, 2024, primarily due to an increase in sales and rentals of our suite of mobile EV charging solutions, e-Boost, partially offset by a decrease in service sales.

Gross Profit and Margin

The following table represents our gross profit for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2025	2024	Variance	%
Critical Power Solutions
Gross profit	$3,426	$5,514	$(2,088)	(37.9)
Gross margin %	12.4	24.1	(11.7)

For the year ended December 31, 2025, our gross margin from our Critical Power segment decreased to 12.4% of revenues, as compared to 24.1% during the year ended December 31, 2024. The decrease was primarily attributable to an unfavorable sales mix, in addition to a contract with a customer in our Pioneer eMobility business which generated lower margins on the initial units due to higher costs incurred during the early stages of production as we refined our manufacturing processes and optimized build efficiency.

Operating Expenses

The following table represents our operating expenses for the periods indicated (in thousands, except percentages):

	For the Year Ended
	December 31,
	2025	2024	Variance	%
Selling, general and administrative	$9,146	$9,712	$(566)	(5.8)
Research and development	875	1,050	(175)	(16.7)
Total operating expense	$10,021	$10,762	$(741)	(6.9)

Selling, General and Administrative Expense. For the year ended December 31, 2025, consolidated selling, general and administrative expense decreased by approximately $566, or 5.8%, to $9,146, as compared to $9,712 during the year ended December 31, 2024, primarily due to a decrease in stock-based compensation expense and professional fees, partially offset by an increase in information technology costs and insurance expense. As a percentage of our consolidated revenue, selling, general and administrative expense decreased to 33.1% during the year ended December 31, 2025, as compared to 42.4% during the year ended December 31, 2024, primarily due to the increase in total revenue during the year ended December 31, 2025.

R&D Expenses. Research and development expenses in our Critical Power segment consists of costs incurred in performing research and development activities, including salaries, benefits, overhead costs, contract services and other related costs. During the year ended December 31, 2025, we incurred $875 of R&D expenses related to developing our mobile e-Boost EV charging solutions as compared to $1,050 during the year ended December 31, 2024.

Operating Loss from Continuing Operations

The following table represents our operating loss for the periods indicated (in thousands):

	For the Year Ended
	December 31,
	2025	2024	Variance	%
Operating loss from continuing operations	$(6,595)	$(5,248)	$(1,347)	(25.7)

During the year ended December 31, 2025, our operating loss from continuing operations increased by approximately $1,347, or 25.7%, to $6,595, as compared to $5,248 during the year ended December 31, 2024, primarily due to an increase in cost of goods sold resulting in a lower gross profit.

Non-Operating Income (Expense) from Continuing Operations

Interest Income. For the year ended December 31, 2025, we had interest income of approximately $739, as compared to interest income of approximately $431 during the year ended December 31, 2024. We generated most of our interest income from our cash on hand during the year ended December 31, 2025.

Other (Expense) Income. Other (expense) income in the consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the year ended December 31, 2025, other non-operating expense was $518, as compared to other non-operating income of $50 during the year ended December 31, 2024, primarily due to the loss on our equity method investment.

Provision for Income Taxes. Our provision for income taxes reflects an effective tax rate on loss before taxes of (1.2)% for the year ended December 31, 2025, as compared to 29.7% for the year ended December 31, 2024, as set forth below (in thousands):

	For the Year Ended
	December 31,
	2025	2024	Variance
Loss before income taxes	$(6,374)	$(4,767)	$(1,607)
Income tax expense (benefit)	74	(1,418)	1,492
Effective income tax rate %	(1.2)	29.7	(30.9)

Net (Loss) Earnings per Share from Continuing Operations

We generated a net loss from continuing operations of $6,448 for the year ended December 31, 2025, as compared to $3,349 during the year ended December 31, 2024.

Our net loss from continuing operations per basic and diluted share for the year ended December 31, 2025, was $0.58, compared to a net loss from continuing operations per basic and diluted share of $0.31 for the year ended December 31, 2024.

Income from Discontinued Operations, Net of Income Taxes

Income from discontinued operations, net of tax was $449 during the year ended December 31, 2025, as compared to $35,204 during the year ended December 31, 2024. The decrease was primarily attributable to the completion of the PCEP Sale on October 29, 2024. Income from discontinued operations during 2024 included a $35,044 gain recognized on the sale of PCEP as well as the operating results of PCEP through the closing date. Income from discontinued operations during 2025 was primarily attributable to a net working capital adjustment with the buyer of the PCEP sale, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

General. As of December 31, 2025, we had $14,959 of cash on hand generated primarily from the PCEP Sale. On October 29, 2024, we closed on the PCEP Sale for gross cash proceeds of $48,000 and $2,000 in equity. On January 7, 2025, we paid a one-time special cash dividend of an aggregate of $16,665. As of December 31, 2024, we recorded a consideration due to the buyer of the PCEP Sale of $3,347 related to a net working capital adjustment. On April 16, 2025, we and the buyer from the PCEP Sale finalized the net working capital adjustment and as a result, we recorded a $1,147 adjustment to the consideration due to the buyer of the PCEP Sale. During the year ended December 31, 2025, we paid the $2,200 consideration to the buyer of the PCEP Sale.

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict in the Middle East, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, the shutdown of the U.S. federal government, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariff policies and regulations, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty in economic activity, we are unable to predict the potential size and duration of the impact on our revenue and our results of operations, if any. The extent of the potential impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. We continue to monitor the effects of these macroeconomic factors and intend to take steps deemed appropriate to limit the impact on our business. During the year ended December 31, 2025, we were able to operate substantially at capacity.

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

Cash Used in Operating Activities. Cash used in our operating activities was $5,818 during the year ended December 31, 2025, as compared to cash used in our operating activities of $6,212 during the year ended December 31, 2024. The decrease in cash used in operating activities is primarily due to working capital fluctuations and the payment of federal and state income taxes.

Cash Used in/ Provided by Investing Activities. Cash used in investing activities during the year ended December 31, 2025, was $3,896, as compared to cash provided by our investing activities of $38,876 during the year ended December 31, 2024. The increase in cash used in investing activities is primarily due to the payment of the $2,200 consideration to the buyer of the PCEP Sale during the year ended December 31, 2025. During the year ended December 31, 2025, and 2024, additions to our property and equipment were $2,677 and $3,759, respectively.

During the year ended December 31, 2025, we received a cash dividend of $981 from our equity method investee. We elected to apply the cumulative earnings approach to classify distributions received from equity method investments in our consolidated statements of cash flows. Under this method, distributions received from equity method investees are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our share of cumulative equity in the investee’s net income (loss). In such cases, the excess distributions are considered returns of investment and are classified as investing activities. As of December 31, 2025, our cumulative distributions were $981, and our share of cumulative equity in the investee’s net loss was $601. As such, the cash distribution received during the year ended December 31, 2025, was classified as investing activity in the consolidated statements of cash flows.

Cash Used in/ Provided by Financing Activities. Cash used in our financing activities was $16,949 during the year ended December 31, 2025, as compared to cash provided by our financing activities $5,376 during the year ended December 31, 2024. The increase in cash used in financing activities is primarily due to the payment of a one-time special cash dividend.

Working Capital. As of December 31, 2025, we had working capital of $20,659, including $14,959 of cash, compared to working capital of $26,679, including $41,622 of cash on hand as of December 31, 2024.

Assessment of Liquidity. As of December 31, 2025, we had $14,959 of cash on hand generated primarily from the PCEP Sale. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of the transformer business units in August 2019, the completion of the PCEP Sale in October 2024 and the sale of common stock. Historically, our cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions.

We expect to meet our cash needs with our working capital and cash flows from operating activities in the long-term. We expect our cash requirements to be generally for operating activities, capital improvements and product development. We expect that product development and promotional activities related to our new initiatives will continue in the near future and we expect to continue to incur costs related to such activities. We expect that our cash balance is sufficient to fund operations for the next twelve months from the date our consolidated financial statements are issued.

As of December 31, 2025, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

Our additions to property and equipment were $2,677 during the year ended December 31, 2025, as compared to $3,759 of additions during the year ended December 31, 2024.

Known Trends, Events, Uncertainties and Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the electrical equipment industry and the markets for our products and services. Our operating results could also be impacted by changing customer requirements and exposure to fluctuations in prices of important raw supplies, such as copper, steel and aluminum. We have various insurance policies, including cybersecurity, covering risks in amounts that we consider adequate. In addition to these measures, we attempt to recover other cost increases through improvements to our manufacturing efficiency and through increases in prices where competitively feasible. Lastly, other economic conditions we cannot foresee may affect customer demand. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict in the Middle East, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. We predominately sell to customers in the industrial production markets. Accordingly, changes in the condition of any of our customers may have a greater impact than if our sales were more evenly distributed between different end markets. For a further discussion of factors that may affect future operating results see the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

New Accounting Pronouncements

The information required by this Item is provided in “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 31, 2025, included in this Annual Report on Form 10-K.

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

Shareholders and Board of Directors

Pioneer Power Solutions, Inc.

Fort Lee, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pioneer Power Solutions, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Transactions – Products and Services

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s principal source of revenue from contracts with customers is derived from sales of products and fees for services. The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised product or service to a customer. Total revenues from products and services for the year ended December 31, 2025 were approximately $23.4 million.

We identified the auditing of the accuracy and existence of revenue transactions as a critical audit matter. Auditing the accuracy and existence of revenue transactions was especially challenging due to the significant audit effort involved in performing procedures, given the significance of net sales and the large volume of transactions.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining a sample of contracts and evaluating the key terms included in those contracts.

●	Evaluating the accuracy and existence of revenue transactions, on a sample basis, by agreeing invoices to shipping documents, inspecting and verifying service reports, examining cash receipts and/or confirming with customers, where applicable.

Sales-type Leases

As described in Notes 2 and 3 to the consolidated financial statements, as a lessor, when a lease meets certain criteria indicating that the Company has effectively transferred control of the underlying asset to the customer, the lease is classified as a sales-type lease. Total revenues from sales-type leases for the year ended December 31, 2025 were approximately $2.9 million. The net investment in sales-type leases consisted of lease receivables of $2.8 million as of December 31, 2025.

We identified estimating the fair value of the underlying assets at lease commencement as a critical audit matter. The principal consideration for our determination was management’s judgments and subjectivity required in assessing the fair value. Auditing these assumptions and judgments involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the involvement of professionals with specialized skills or knowledge.

The primary procedures we performed to address this critical audit matter included:

●	Reviewing the executed agreements related to the sales-type leases, and relevant terms and details.

●	Utilizing professionals with specialized skills and knowledge in valuation to assist in evaluating the reasonableness of the fair value of the underlying assets at lease commencement.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2024.

New York, New York

April 8, 2026

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

	For the Year Ended
	December 31,
	2025	2024
Revenues	$27,627	$22,879
Cost of goods sold	24,201	17,365
Gross profit	3,426	5,514
Operating expenses
Selling, general and administrative	9,146	9,712
Research and development	875	1,050
Total operating expenses	10,021	10,762
Operating loss from continuing operations	(6,595)	(5,248)
Interest income, net	739	431
Other (expense) income, net	(518)	50
Loss before income taxes	(6,374)	(4,767)
Income tax expense (benefit)	74	(1,418)
Net loss from continuing operations	(6,448)	(3,349)
Income from discontinued operations, net of income taxes	449	35,204
Net (loss) income	$(5,999)	$31,855

Basic (loss) earnings per share:
Loss from continuing operations	$(0.58)	$(0.31)
Earnings from discontinued operations	0.04	3.28
Basic (loss) earnings per share	$(0.54)	$2.97

Diluted (loss) earnings per share:
Loss from continuing operations	$(0.58)	$(0.31)
Earnings from discontinued operations	0.04	3.21
Diluted (loss) income per share	$(0.54)	$2.90

Weighted average common shares outstanding:
Basic	11,103,623	10,745,217
Diluted	11,187,868	10,953,861

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Balance Sheets

(In thousands, except for share amounts)

	December 31,
	2025	2024
ASSETS
Current assets
Cash	$14,959	$41,622
Accounts receivable, net of allowance for credit losses of $23 and $13 as of December 31, 2025, and 2024, respectively	3,133	7,826
Inventories	6,315	6,068
Prepaid expenses and other current assets	1,134	1,141
Total current assets	25,541	56,657
Property and equipment, net	5,400	6,503
Operating lease right-of-use assets, net	1,144	530
Financing lease right-of-use assets, net	332	221
Investments	418	2,000
Lease receivable	2,576	-
Other assets	44	40
Total assets	$35,455	$65,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,745	$4,543
Current portion of operating lease liabilities, net	223	244
Current portion of financing lease liabilities, net	123	109
Deferred revenue	791	991
Consideration due to buyer	-	3,347
Income taxes payable	-	4,079
Dividend payable	-	16,665
Total current liabilities	4,882	29,978
Operating lease liabilities, non-current portion, net	936	301
Financing lease liabilities, non-current portion, net	219	121
Other long-term liabilities	101	122
Total liabilities	6,138	30,522
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 11,095,266 and 11,120,266 shares issued and outstanding on December 31, 2025, and 2024, respectively	11	11
Additional paid-in capital	35,305	35,418
Accumulated deficit	(5,999)	-
Total stockholders’ equity	29,317	35,429
Total liabilities and stockholders’ equity	$35,455	$65,951

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2025	2024
Operating activities
Net (loss) income	$(5,999)	$31,855
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,027	716
Amortization of right-of-use financing leases	137	129
Non cash lease expense	228	224
Change in allowance for credit losses	120	35
Stock-based compensation	35	1,055
Gain on sale of PCEP business	-	(35,044)
Loss attributable to equity method investee	601	-
Write-off of costs related to contract settlement	238	-
Loss on disposal of property and equipment	112	177
Selling profit on sales-type leases	(1,335)	-
Gain on change in consideration due to buyer	(1,147)	-
Changes in current operating assets and liabilities:
Accounts receivable, net	4,791	(10,360)
Inventories	193	(14,536)
Prepaid expenses and other assets	603	4,558
Assets held for sale	-	14,320
Liabilities held for sale	-	(9,468)
Accounts payable, accrued liabilities and other liabilities	(894)	11,609
Income taxes	(4,079)	(1,418)
Deferred revenue	(200)	684
Operating lease liabilities	(249)	(748)
Net cash used in operating activities	(5,818)	(6,212)

Investing activities
Purchase of property and equipment	(2,677)	(3,759)
Proceeds from sale of PCEP business, net of transaction costs	-	42,635
Payment of consideration payable	(2,200)	-
Dividend received from equity method investee	981	-
Net cash (used in)/ provided by investing activities	(3,896)	38,876

Financing activities
Net proceeds from the exercise of options for common stock	-	519
Net proceeds from issuance of common stock	-	4,986
Payment of cash dividend	(16,665)	-
Principal repayments of financing leases	(136)	(129)
Payments for tax withholding related to vesting of restricted stock units	(148)	-
Net cash (used in)/ provided by financing activities	(16,949)	5,376

(Decrease) increase in cash	(26,663)	38,040
Cash
Cash, beginning of year	41,622	3,582
Cash, end of year	$14,959	$41,622

Supplemental cash flow information:
Interest paid	$8	$35
Income taxes paid, net of refunds	4,922	7
Non-cash investing and financing activities:
Surrender and retirement of common stock	-	344
Transfer from property and equipment to inventory	(440)	-
Sales-type lease origination	2,867	-
Derecognition of assets in exchange for net investment in sales-type lease	(1,532)	-
Property and equipment obtained in exchange for accounts payable and accrued liabilities	(96)	272
Finance lease ROU assets obtained in exchange for finance lease liabilities	248	-
Operating lease ROU assets obtained in exchange for operating lease liabilities	842	330
Cash dividend declared	-	16,665

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except for share amounts)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance - January 1, 2024	9,930,022	$10	$33,837	$(19,629)	$14,218
Net income	-	-	-	31,855	31,855
Stock-based compensation	185,000	-	1,055	-	1,055
Exercise of stock options	162,837	-	519	-	519
Issuance of common stock, net of transaction costs	919,557	1	4,790	-	4,791
Surrender and retirement of common stock	(77,150)	-	(344)	-	(344)
Cash dividend declared	-	-	(4,439)	(12,226)	(16,665)
Balance - December 31, 2024	11,120,266	$11	$35,418	$-	$35,429

Balance - January 1, 2025	11,120,266	$11	$35,418	$-	$35,429
Net loss	-	-	-	(5,999)	(5,999)
Stock-based compensation	-	-	35	-	35
Surrender and retirement of common stock	(25,000)	-	(148)	-	(148)
Balance - December 31, 2025	11,095,266	$11	$35,305	$(5,999)	$29,317

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

Risks and Uncertainties

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict in the Middle East, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by the Company’s clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty in economic activity, the Company is unable to predict the potential size and duration of the impact on its revenue and its results of operations, if any. The extent of the potential impact of these macroeconomic factors on the Company’s operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on the Company’s clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The Company continues to monitor the effects of these macroeconomic factors and intends to take steps deemed appropriate to limit the impact on its business.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The consolidated financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Significant estimates in these consolidated financial statements include, but are not limited to, measurement of revenue for contracts accounted for over time, revenue recognition of and the net investment in sales-type leases, allowance for expected credit losses, inventory valuation, useful lives and impairment of long-lived assets, equity-method investment, consideration to buyer, stock-based compensation and the valuation allowance related to the Company’s deferred tax assets. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the consolidated financial statements and actual results could differ from the estimates and assumptions.

Revenue Recognition from Contracts with Customers

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

The Company’s principal source of revenue from contracts with customers is derived from sales of products and fees for services. The Company measures revenue based upon the consideration specified in the customer arrangement, and revenue is recognized when the performance obligations in the customer arrangement are satisfied. Changes in deferred revenue are generally as a result of the Company’s normal operating cycle and the effect of cumulative catch-up adjustments arising from a change in the measure of progress or a contract modification identified at each reporting period.

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

The Company’s financial instruments consist primarily of cash, accounts receivable, the net investment in sales-type leases, accounts payable and accrued liabilities. The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the relatively short period of time between their origination and their expected realization or payment.

Non-Recurring Fair Value Measurements

Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The Company’s net investment in sales-type leases is initially recorded at the estimated fair value of the underlying assets as of the respective lease commencement dates. Fair value is estimated using a cost-plus-margin approach, corroborated by the contractual pricing established in negotiations with the lessee. After initial recognition, the net investment is subsequently measured at amortized cost using the effective interest method. The fair value measurement at commencement is classified within Level 3 of the fair value hierarchy, as the inputs to the valuation are unobservable, including:

●	The cost of the underlying assets of the Company;
●	The margin applied to estimated cost to arrive at fair value; and
●	The contractual pricing established in negotiations with the lessee used to corroborate the fair value estimate.

As of December 31, 2025, the Company’s sales-type lease portfolio consisted of nine units leased to a single lessee under two agreements with original terms of ten years. Five units commenced during the second quarter of 2025, with an aggregate fair value at the measurement date of approximately $1,410. Four units commenced during the fourth quarter of 2025, with an aggregate fair value at the measurement date of approximately $1,460. The rates implicit in the leases range from approximately 2.2% to 5.9% per annum. As of December 31, 2025, the aggregate carrying amount of the net investment in sales-type leases was $2,843, of which $268 was attributable to sales-type lease arrangements in accounts receivable and $2,576 was included in lease receivable on the consolidated balance sheet. There is no active secondary market for these instruments.

The Company estimates that the carrying value of the net investment in sales-type leases approximates fair value as of December 31, 2025, as all leases were originated during the year ended December 31, 2025, and limited time has elapsed between the respective commencement dates and the reporting date, during which period there have been no significant changes in the credit profile of the lessee or in prevailing market conditions that would cause a material divergence between the carrying amount and fair value.

See Note 3 – Revenues for the components of the net investment in sales-type leases and the maturity analysis of lease receivables.

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

As of December 31, 2025, one customer represented approximately 25% of the Company’s total accounts receivable. As of December 31, 2024, one customer represented approximately 72% of the Company’s total accounts receivable.

For the year ended December 31, 2025, two customers represented approximately 24% and 13% of the Company’s revenue. For the year ended December 31, 2024, two customers represented approximately 22% and 13% of the Company’s revenue.

As of December 31, 2025, one customer represented 100% of the Company’s lease receivable balance.

As of December 31, 2025, one of the Company’s vendors represented approximately 10% of the Company’s accounts payable. As of December 31, 2024, one of the Company’s vendors represented approximately 25% of the Company’s accounts payable.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the consolidated financial statements. As of December 31, 2025, and 2024, the Company did not have any cash equivalents. The Company has cash on deposits in one financial institution which may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2025, and 2024, the Company had balances of $14,709 and $41,372 in excess of the FDIC insured limits, respectively. The Company reduces exposure to credit risk by maintaining cash deposits with major financial institutions. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions.

Accounts Receivable

The Company accounts for trade receivables at original invoice amount less an estimate made for expected credit losses. The Company’s allowance for expected credit losses on accounts receivable reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current conditions and forecasts that affect the collectability of the reported amount. There was $23 of reserves for expected credit losses as of December 31, 2025, as compared to $13 of reserves for expected credit losses as of December 31, 2024.

The Company’s operating lease receivables are not within the scope of ASC 326. The Company assesses the collectability of operating lease payments in accordance with ASC 842. At lease commencement and on an ongoing basis, the Company evaluates whether it is probable that the Company will collect the lease payments due over the lease term. If collectability is not considered probable, lease income recognition is constrained to the lesser of the straight-line lease income or lease payments received. As of December 31, 2025, no reserve has been established against operating lease receivables as all amounts are considered collectible based on the Company’s assessment of lessee payment history and creditworthiness.

As of December 31, 2025, accounts receivable included $268 of amounts due under sales-type lease arrangements and $2,865 from contracts with customers within the scope of ASC 606. As of December 31, 2024, and January 1, 2024, the Company had no sales-type lease arrangements, and the entire accounts receivable balance of $7,826 and $9,010, respectively, was attributable to contracts with customers within the scope of ASC 606.

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

The Company reviews all long-lived assets such as property and equipment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability of the assets that are held and used is measured by a comparison of the carrying amount of an asset to the estimated future cash flows expected to be generated by the asset or asset group. Impairment is measured by the amount by which the carrying value of the asset(s) exceed the fair value. There were no triggering events that would indicate impairment of long-lived assets as of December 31, 2025, and 2024.

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

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that will have a major effect on its operations and financial results. The results of discontinued operations are reported as income or loss from discontinued operations, net of tax in the consolidated statements of operations for the current and prior periods commencing in the period in which the held for sale criteria are met. Income or loss from discontinued operations, net of tax includes direct costs attributable to the divested business and excludes any cost allocations associated with any shared or corporate functions unless otherwise dedicated to the divested business. Income or loss from discontinued operations, net of tax will include any gain or loss recognized upon disposition or from adjustment of the carrying amount to fair value less costs to sell while classified as held for sale.

Transactions between the businesses held for sale and businesses held for use that are expected to continue after the disposal are not eliminated in order to appropriately reflect the continuing operations as well as the activity to be disposed of.

Equity-Method Investments

The Company accounts for investments in LLCs in which the Company has more than virtually no influence, but does not control, under the equity method of accounting. Under the equity method of accounting, the Company’s initial investment in Pioneer Investment LLC was recorded at fair value in accordance with ASC 810-10-40-5 as its equity method investment arose from a deconsolidation event. See Note 11- Discontinued Operations and Note 12 – Equity Method Investment.

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

In relation to the Company’s investment in the Pioneer Investment LLC, the Company elected to recognize its proportional share of the income or loss from the equity method investment on a financial reporting lag of one fiscal quarter due to the timing and availability of financial information.

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

Sales-type leases are recognized as a net investment in the lease on the consolidated balance sheets. The net investment comprises the lease receivable including any unguaranteed residual value of the underlying asset. For sales-type leases, product revenue is generally recognized upon lease commencement. The discounted unguaranteed residual value of the underlying leased assets is not material to the net investment in the lease balance. The Company monitors the performance of customers who leased equipment and are subject to ongoing payments. No allowance has been recorded for the receivables under the leasing arrangements.

The determination of whether the Company’s contracts contain leases generally does not require significant assumptions or judgments. However, the Company exercises judgment in estimating the fair value of the underlying assets at lease commencement. Fair value is estimated using a cost-plus-margin approach, corroborated by the contractual pricing established in negotiations with the lessee. Refer to the Fair Value of Financial Instruments note for further discussion of the inputs and assumptions used in estimating fair value at lease commencement.

Leasing revenues do not include material amounts of variable payments. Lessees do not provide residual value guarantees on rented equipment.

Income Taxes

The Company accounts for income taxes under the asset and liability method, based on the income tax laws and rates in the countries in which operations are conducted and income is earned. For the year ended December 31, 2025, and 2024, the Company operated primarily in the United States. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the provision for income taxes requires significant judgment and expertise in federal, international and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Accordingly, as of December 31, 2025, and 2024, the Company recorded a full valuation allowance against its deferred tax assets for both periods, resulting in a net deferred tax asset of zero. If the Company was to subsequently determine that it would be able to realize deferred tax assets in the future, an adjustment to the valuation allowance would increase net income for the period in which such determination was made. The Company will continue to assess the adequacy of the valuation allowance on a quarterly basis. The Company’s tax filings are subject to audit by various taxing authorities.

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

Advertising and Promotional Costs

We expense advertising and promotional costs as incurred. Total advertising and promotional expenses were $437 and $311 for the years ended December 31, 2025, and 2024, respectively.

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

Research and Development

Research and development include expenses incurred by the Company’s Critical Power segment related to developing the Company’s mobile e-Boost electric vehicle charging solutions. Research and development expenses are charged to operations as incurred. During the years ended December 31, 2025, and 2024, the Company incurred $875 and $1,050, respectively, of research and development expenses.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update were adopted for the year ended December 31, 2025 on a retrospective basis and were effective for fiscal years beginning after December 15, 2024. These updates did not have a significant impact on the Company’s consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU modernizes the accounting guidance for internal-use software by eliminating the previous project-stage model and replacing it with a “probable-to-complete” threshold. It also relocates and supersedes the guidance for website development costs (previously in Subtopic 350-50) into Subtopic 350-40, and requires entities to apply the presentation and disclosure requirements in Subtopic 360-10 to capitalized internal-use software costs regardless of how those costs are presented in the financial statements. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those fiscal years, with early adoption permitted (provided the entity’s financial statements for that interim or annual period have not yet been issued or made available for issuance). The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” This ASU clarifies and reorganizes interim reporting disclosure requirements by introducing a disclosure principle that requires entities to disclose significant events and changes in circumstances that occur during interim periods. The amendments are intended to improve the consistency, usefulness, and understandability of interim financial reporting by focusing disclosures on matters that are material to an understanding of the entity’s financial position, cash flows, and results of operations. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

The timing of revenue recognition, customer billings and cash collections results in accounts receivable and deferred revenue at the end of each reporting period. Contract assets include unbilled amounts typically resulting from revenue recognized exceeding amounts billed to customers for contracts utilizing an input method based on the proportion of labor hours incurred as compared to the total estimated labor hours for the fixed-fee contract performance obligations. The Company bills customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries.

Revenue Recognition

During the years ended December 31, 2025, and 2024, the Company recognized $221 and $558 of equipment revenue over time, respectively, from its Critical Power segment. Additionally, the Company recognized $13,693 and $11,704 of revenue at a point in time from the sale of its products, which is typically recognized upon delivery, from its Critical Power segment during the years ended December 31, 2025, and 2024, respectively.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $9,442 and $8,690 of service revenue during the years ended December 31, 2025, and 2024, respectively. Under its continuing operations, the Company recognizes revenue as services are provided. Amounts billed and due from customers, as well as the value of unbilled account receivables, are generally classified within current assets in the consolidated balance sheets. The customer payments are generally due in 30 days.

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

The change in deferred revenue as of December 31, 2025, was driven primarily by ordinary course contract activity. As of January 1, 2024, the Company had a deferred revenue balance of $307. For the years ended December 31, 2025, and 2024, the Company recognized revenue of $603 and $162, respectively, related to amounts that were included in deferred revenue as of December 31, 2024, and 2023, respectively, resulting primarily from the progress made on the various active contracts during the respective reporting periods. As of December 31, 2025, the Company had $791 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the consolidated balance sheet.

Unbilled receivables include amounts for work performed for which the Company has an unconditional right to receive payment and that are not subject to the completion of any other specific task, other than the billing itself.

Concentration of Risk

For the year ended December 31, 2025, the Company derived 24% and 13% of its revenue from two customers. For the year ended December 31, 2024, the Company derived 22% and 13% of its revenue from two customers. As of December 31, 2025, one customer’s outstanding receivable balance equaled 25% of the total outstanding receivable balance. As of December 31, 2024, one customer’s outstanding receivable balance equaled 72% of the total outstanding receivable balance.

As of December 31, 2025, one customer represented 100% of the Company’s lease receivable balance.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the year ended December 31, 2025, were $653. Returns and warranties during the year ended December 31, 2024, were $295.

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue discipline:

	For the Year Ended
	December 31,
	2025	2024
Revenues - ASC 606
Products	$13,914	$12,262
Services	9,442	8,690
Total revenues - ASC 606	23,356	20,952
Revenues - ASC 842
Sales-type lease revenue	2,860	-
Operating lease revenue	1,411	1,927
Total revenues - ASC 842	4,271	1,927
Total revenue	$27,627	$22,879

The following table presents future sales-type lease payments to be received as of December 31, 2025:

For the Years Ending December 31,	Total
2026	$349
2027	349
2028	349
2029	349
2030	349
Thereafter	1,650
Total undiscounted lease payments	3,395
Less: imputed interest	(578)
Net investment in sales-type leases	$2,817

Lease Revenues

The Company’s sales-type lease portfolio as of December 31, 2025 consisted of nine mobile EV charging and power generation units leased to a single customer under two separate agreements, each with original terms of ten years. The leases do not contain renewal or early termination options.

There were no leasing revenues arising from variable lease payments during the years ended December 31, 2025, and 2024.

The following table presents future undiscounted operating lease payments to be received as of December 31, 2025:

For the Years Ending December 31,	Total
2026	$308
2027	200
2028	200
2029	142
Total	$850

The net investment in sales-type leases consisted entirely of lease receivables of $2,843 as of December 31, 2025. There were no unguaranteed residual assets or deferred selling profit included in the net investment as of December 31, 2025. Lessees do not provide residual value guarantees on leased equipment. The Company manages residual value risk by monitoring technological developments and anticipated market demand for its mobile EV charging and power generation equipment. The Company evaluates its net investment in sales-type leases for credit losses in accordance with ASC 326, considering the creditworthiness of its lessees, historical payment experience, current economic conditions, and reasonable and supportable forecasts.

As of December 31, 2025, one customer represented 100% of the Company’s lease receivable balance. Based on its assessment, including consideration of the lessee’s financial condition and payment history, the Company determined that no material allowance for credit losses was necessary as of December 31, 2025.

4. INVENTORIES

The components of inventories are summarized below:

	December 31,
	2025	2024
Raw materials	$5,613	$4,899
Work in process	702	1,169
Total inventories	$6,315	$6,068

Raw materials primarily consist of generators, electrical equipment, and components and parts used in the assembly and service of the Company’s mobile EV charging solutions and power generation equipment.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	December 31,
	2025	2024
Machinery, vehicles and equipment	$3,468	$2,293
Machinery, vehicles and equipment under operating leases	2,153	3,649
Furniture and fixtures	184	160
Computer hardware and software	538	311
Leasehold improvements	152	103
Construction in progress	1,644	2,180
	8,139	8,696
Less: accumulated depreciation (1)	(2,739)	(2,193)
Total property and equipment, net	$5,400	$6,503

(1)	Includes $664 and $706 lessor operating lease accumulated depreciation for the years ended December 31, 2025, and 2024, respectively.

Depreciation expense was $1,027 and $716 for the years ended December 31, 2025, and 2024, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	December 31,
	2025	2024
Accounts payable	$2,249	$3,054
Accrued liabilities	1,496	1,489
Total accounts payable and accrued liabilities	$3,745	$4,543

Accrued liabilities primarily consist of accrued insurance, accrued compensation and benefits, and accrued warranty costs. As of December 31, 2025, and 2024, accrued insurance was $495 and $462, respectively. Accrued compensation and benefits as of December 31, 2025, and 2024 were $392 and $453, respectively. Accrued warranty costs as of December 31, 2025, and 2024, were $249 and $117, respectively. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain offices, facilities and equipment under operating and financing leases. The Company’s leases have remaining terms ranging from less than 1 year to 5 years, some of which contain options to extend up to 3 years. As of December 31, 2025, and 2024, assets recorded under finance leases were $643 and $455, respectively, and accumulated amortization associated with finance leases were $311 and $234, respectively.

As of December 31, 2025, and 2024, assets recorded under operating leases were $1,273 and $995, respectively, and accumulated amortization associated with operating leases were $129 and $465, respectively.

During the year ended December 31, 2025, the Company executed a third amendment to its operating lease for its corporate offices in Fort Lee, New Jersey, extending the lease term through January 2029. The Company accounted for the lease extension as a modification in which the modified lease classification remained an operating lease. The related right-of-use asset and lease liability were remeasured as a result of the lease modification, for which the Company recorded an increase of approximately $265 in right-of-use assets and $265 in lease liabilities.

Additionally, during the year ended December 31, 2025, the Company executed a first amendment to its operating lease for its facility in Champlin, Minnesota, extending the lease term through March 2031. The Company accounted for the lease extension as a modification in which the modified lease classification remained an operating lease. The related right-of-use asset and lease liability were remeasured as a result of the lease modification, for which the Company recorded an increase of approximately $577 in right-of-use assets and $577 in lease liabilities. The components of the lease expense were as follows:

	For the Year Ended
	December 31,
	2025	2024
Operating lease cost	$270	$247

Financing lease cost
Amortization of right-of-use asset	$137	$129
Interest on lease liabilities	31	25
Total financing lease cost	$168	$154

Other information related to leases was as follows:

Supplemental cash flows information:

	For the Year Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow payments for operating leases	$270	$260
Operating cash flow payments for financing leases	31	25
Financing cash flow payments for financing leases	136	129
Right-of-use assets obtained in exchange for lease obligations
Finance lease ROU assets obtained in exchange for finance lease liabilities	248	-
Operating lease ROU assets obtained in exchange for operating lease liabilities	842	330

Weighted average remaining lease term:

	December 31,
	2025	2024
Operating leases	4 years	3 years
Financing leases	3 years	2 years

Weighted average discount rate:

	December 31,
	2025	2024
Operating leases	5.97%	5.50%
Financing leases	9.15%	6.94%

Future minimum lease payments under non-cancellable leases as of December 31, 2025, were as follows:

	Operating	Financing
	Leases	Leases
2026	$287	$150
2027	310	104
2028	317	63
2029	233	83
Thereafter	184	-
Total future minimum lease payments	1,331	400
Less imputed interest	(172)	(58)
Total future minimum lease payments	$1,159	$342

Reported as of December 31, 2025:

	Operating	Financing
	Leases	Leases
Right-of-use assets	$1,144	$332

	Operating	Financing
	Leases	Leases
Current portion of lease liabilities	$223	$123
Lease liabilities, non-current portion	936	219
Total	$1,159	$342

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

8. STOCKHOLDERS’ EQUITY

Common Stock

The Company had 11,095,266 and 11,120,266 shares of common stock, $0.001 par value per share, outstanding as of December 31, 2025, and 2024, respectively.

On November 12, 2024, the board of directors declared a one-time special cash dividend of $1.50 per share, or $16,665 in the aggregate, to shareholders of record as of December 17, 2024. The dividend was paid on January 7, 2025.

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

9. STOCK-BASED COMPENSATION

Stock-Based Compensation

On October 13, 2021, the Company’s board of directors adopted the 2021 Long-Term Incentive Plan (the “2021 Plan”), subject to stockholder approval, which was obtained on November 11, 2021. The 2021 Plan supplemented the 2011 Long-Term Incentive Plan (“2011 Plan”), which expired on May 11, 2021, and which replaced and superseded the 2009 Equity Incentive Plan (“2009 Plan”), as noted above. The Company’s outside directors and its employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2021 Plan. The 2021 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the board that is designated to administer the 2021 Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan is 900,000 shares plus any increase by any Prior Plan Awards (as defined in the 2021 Plan) eligible for reuse (700,000 shares) as of December 31, 2025, of which one hundred percent (100%) may be delivered pursuant to incentive stock options. As of December 31, 2025, there were 306,663 shares available for future grants under the Company’s 2021 Plan. The 2021 Plan was initially administered by the Company’s board of directors, but it has been administered by the compensation committee following the creation of such committee in the first quarter of 2022.

The fair value of the stock options granted was measured using the Black-Scholes valuation model with the following assumptions:

	For the Years Ended December 31,
	2025	2024
Expected term (years)	N/A	5.0 - 6.0
Risk-free interest rate	N/A	4.1% - 4.5%
Expected volatility	N/A	112.3% - 125.7%
Expected dividends	N/A	0.0%

A summary of stock option activity for the year ended December 31, 2025, is presented below:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2025	561,476	$4.22
Granted	-	-
Exercised	-	-
Forfeited/expired	(27,309)	3.95
Outstanding as of December 31, 2025	534,167	4.24	4.26	$535
Exercisable as of December 31, 2025	527,498	4.22	4.22	534

A summary of the weighted-average grant-date fair value of options, total intrinsic value of options exercised, and cash receipts from options exercised is shown below:

	For the Years Ended December 31,
	2025	2024
Weighted-average fair value of options granted (per share)	N/A	$1.48
Intrinsic value gain of options exercised	N/A	453
Cash receipts from exercise of options	N/A	519

The following table presents information related to stock options as of December 31, 2025:

Options outstanding		Options exercisable
	Outstanding	Weighted average	Exercisable
Exercise price	number of	remaining life	number of
(1)	options	in years	options
$0.18	10,000	4.3	10,000
$1.67	11,000	6.4	11,000
$1.81	129,667	5.4	129,667
$2.18	1,000	0.2	1,000
$3.75	50,000	7.4	50,000
$4.10	4,000	2.3	4,000
$4.42	70,000	8.9	70,000
$4.60	10,000	7.7	6,666
$5.75	5,000	7.6	3,333
$5.80	236,000	1.3	236,000
$5.99	2,500	7.5	2,500
$6.77	5,000	7.5	3,332
	534,167		527,498

(1)	Exercise prices have been reduced by $1.50 per share as a result of the modification in connection with the special cash dividend declared for all common shareholders of record as of December 17, 2024.

A summary of restricted stock unit (“RSU”) activity during the year ended December 31, 2025, and 2024, is as follows:

		Weighted-average	Weighted-average
		grant-date	grant-date
	Number of units	fair value per share	fair value
Unvested restricted stock units as of January 1, 2024	125,000	$4.35	$543
Units granted	50,000	5.92	296
Units vested	(175,000)	4.80	(839)
Units forfeited	-	-	-
Unvested restricted stock units as of December 31, 2024	-	-	-
Units granted	-	-	-
Units vested	-	-	-
Units forfeited	-	-	-
Unvested restricted stock units as of December 31, 2025	-	-	$-

During the years ended December 31, 2025, and 2024, RSUs vested with an aggregate vest date fair value of $0 and $780, respectively.

2025

During the year ended December 31, 2025, the CFO agreed to surrender shares of common stock to the Company, totaling an aggregate of 25,000 shares on May 2, 2025, with a fair value of $148 in connection with income and payroll tax obligations paid by the Company in connection with the exercising of options and vesting of RSUs. The shares were cancelled and retired by the Company.

Stock based compensation expense recorded for the years ended December 31, 2025, and 2024, was approximately $35 and $1,055, respectively. As of December 31, 2025, there was $23 of stock-based compensation expense remaining to be recognized in the consolidated statements of operations over a weighted average remaining period of 0.6 years.

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

10. INCOME TAXES

The components of loss before income taxes related to continuing operations are summarized below:

	For the Year Ended
	December 31,
	2025	2024
Loss before income taxes
U.S. operations	$(6,374)	$(4,767)
Loss from continuing operations	$(6,374)	$(4,767)

The components of the income tax expense (benefit) related to continuing operations were as follows:

	For the Year Ended
	December 31,
	2025	2024
Current
Federal	$69	$(1,128)
State	5	(290)
Income tax expense (benefit)	$74	$(1,418)

A reconciliation from the statutory U.S. income tax rate and the Company’s effective income tax rate for continuing operations, as computed on loss before taxes, is as follows:

	For the Year Ended
	December 31,
	2025		2024
Federal income tax at statutory rate	(1,338)	21.0%	(1,001)	21.0%
State and local income tax, net	172	(2.8)%	(214)	4.5%
Non-deductible executive compensation	-	-	85	(1.8)%
Other permanent items	72	(1.1)%	36	(0.8)%
Expired foreign tax credits	135	(2.1)%	652	(13.7)%
Valuation Allowance	878	(13.8)%	(1,025)	21.5%
True-up	153	(2.4)%	49	(1.0)%
Other	2	-	-	-
Total	74	(1.2)%	(1,418)	29.7%

The Company’s provision for income taxes reflects an effective tax rate on loss before income taxes of (1.2)% in 2025, as compared to 29.7% in 2024. The decrease in the Company’s effective tax rate during 2025 primarily reflects the increase in valuation allowance and net operating losses.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”), which makes several significant changes to U.S. federal income tax law. Key provisions include:

●	Extension of 100% bonus depreciation under Internal Revenue Code (“IRC”) Section 168(k) for qualified property acquired after January 19, 2025.
●	Expensing of domestic research and experimental expenditures under new IRC Section 174A, applicable for tax years beginning after December 31, 2024, with acceleration options for expenditures incurred between January 1, 2022, and December 31, 2024.
●	Modification to the business interest expense limitation under IRC Section 163(j), reinstating EBITDA-based adjustable taxable income (ATI) for tax years beginning after December 31, 2024.

The Company has recognized the effects of the OBBBA provisions in its financial results to the extent they are applicable to the year ended December 31, 2025.

The net deferred income tax asset (liability) was comprised of the following:

	For the Year Ended
	December 31,
	2025	2024
Noncurrent deferred income taxes
Total assets	$786	$749
Total liabilities	(786)	(749)
Net noncurrent deferred income tax asset	-	-
Net deferred income tax asset	$-	$-

The tax effect of temporary differences between GAAP accounting and federal income tax accounting creating deferred income tax assets and liabilities were as follows:

	For the Year Ended
	December 31,
	2025	2024
Deferred tax assets
U.S. net operating loss carry forward	$3,304	$1,051
Non-deductible reserves	798	830
Tax credits	3,446	3,581
Intangibles	690	1,294
Total deferred tax assets	8,238	6,756
Valuation allowance	(7,452)	(6,007)
Net deferred tax assets	786	749
Deferred tax liabilities
Fixed assets	(468)	(749)
Installment sales	(318)	-
Total deferred tax liabilities	(786)	(749)
Deferred asset, net	$-	$-

As of December 31, 2025, The Company had $8,238 of deferred tax assets on which it is taking a $7,452 valuation allowance. The total valuation allowance of $7,452 as of December 31, 2025, represents an increase of $1,445 from December 31, 2024.

A valuation allowance is established when it is determined that it is more likely than not that the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management assessed all available positive and negative evidence, including historical operating results, cumulative losses, projections of future taxable income, and sources of taxable income such as future reversals of existing taxable temporary differences and tax-planning strategies. Significant judgment is required in assessing the weight of both positive and negative evidence, particularly in determining the likelihood and timing of future taxable income.

Considering the significant judgment required in assessing the likelihood, timing, and magnitude of future taxable income, and given the relative weight and persuasiveness of the available evidence, management concluded that the negative evidence continues to outweigh the positive evidence. As a result, the Company has determined that the continuation of a full valuation allowance remains appropriate as of December 31, 2025. This includes a full valuation allowance for the Company’s foreign tax credits (“FTCs”) as the Company does not anticipate generating any foreign source income to realize this benefit. As of December 31, 2025, the remaining balance of the Company’s FTCs was $3,446. If not utilized, the FTCs will expire between 2026 and 2027.

The Company has federal and state net operating loss (“NOLs”) carryforwards of approximately $7,267 and $21,227, respectively, as of December 31, 2025. The federal NOLs were generated in taxable years ending after December 31, 2017, and therefore may be carried forward indefinitely. However, the utilization of such federal NOLs is generally limited to 80% of federal taxable income in any taxable year. Certain state NOLs are subject to annual limitations under applicable tax law. If not utilized, a portion of these losses will expire in varying amounts between 2028 and 2046.

Internal Revenue Code Section 382 imposes an annual limitation on the utilization of net operating loss (NOL) carryforwards and certain other tax attributes following a change in ownership. An ownership change generally occurs if the percentage of stock owned by 5-percent shareholders increases by more than 50 percentage points during a rolling three-year period. As of December 31, 2025, the Company determined that no ownership change occurred during the year under Section 382. Therefore, there is no annual limitation imposed on the utilization of the Company’s federal NOL carryforwards. The Company has also evaluated the implications of Section 382 limitations at the state level. Given that state conformity to federal Section 382 provisions varies significantly, additional state-specific considerations may apply. The Company will continue to monitor any future ownership changes, legislative updates, or interpretive guidance related to Section 382, as such changes could impact the Company’s ability to realize these deferred tax assets.

The following table summarizes the Company’s state losses by jurisdiction, as well as the expiration date:

		Oldest	Carry
		Remaining	Forward	Expiration	Expiration
	December 31, 2025	NOL	Years	Start Date	End Date
California	$14,749	2015	23	2038	2046
Florida	1,869	2013	20	2035	Indefinitely
Illinois	354	2018	20	2038	2045
Iowa	723	2018	20	2038	Indefinitely
Maryland	7	2025	Indefinitely	Indefinitely	Indefinitely
Minnesota	2,358	2013	15	2028	2040
Montana	29	2025	10	2035	2035
Nebraska	242	2021	20	2041	2045
New Jersey	183	2025	20	2045	2045
New York	202	2020	20	2040	2045
North Carolina	130	2017	15	2032	2032
North Dakota	162	2015	20	2035	Indefinitely
Wisconsin	219	2021	20	2041	2045
Total	$21,227

Cash paid for income taxes, net of refunds, were as follows:

	For the Year Ended
	December 31,
	2025	2024
Federal	$3,010	$-
California	1,697	-
Other states	215	7
Total cash paid for income taxes, net of refunds	$4,922	$7

The Company has determined there are no uncertain tax positions requiring recognition or disclosure, including positions related to the sale of PCEP. The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with ASC 740-10. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations. Management has concluded that the current reserves are appropriate. The Company continues to monitor and evaluate uncertain tax positions that may arise from future developments in tax law interpretations, regulations, or audit outcomes. The Company’s tax returns remain subject to examination by the U.S. Internal Revenue Service and most state jurisdictions include the years 2022 and forward.

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

The Equity Transaction included total consideration of (i) $48,000 in cash, subject to adjustment pursuant to the terms of the Equity Purchase Agreement, and (ii) $2,000 in equity pursuant to Investment’s issuance of the Rollover Units to the Company. Following the execution of the Equity Purchase Agreement, the Equity Transaction was consummated on October 29, 2024 (the “Closing Date”). PCEP represented the entirety of the Company’s Electrical Infrastructure segment. As of December 31, 2024, the Company recorded a consideration due to the Buyer of $3,347 related to a net working capital adjustment.

On April 16, 2025, the Company and the Buyer finalized the net working capital adjustment and as a result, the Company recorded a $1,147 reduction in the consideration due to the Buyer, which is included as a component of discontinued operations during the year ended December 31, 2025. During the year ended December 31, 2025, the Company paid the remaining $2,200 consideration to the Buyer.

The results of operations of PCEP, as well as the gains realized on the sale of $449 and $35,044, respectively, have been presented under the caption “Income from discontinued operations, net of tax” in the consolidated statements of operations for the years ended December 31, 2025, and 2024.

Summarized Held for Sale and Discontinued Operation Financial Information

The income tax (benefit/expense) associated with discontinued operations primarily reflects the tax effects of the 2024 disposal gains along with the utilization of previously unrecognized tax attributes and valuation allowance reversals. The previous valuation allowance established on these deferred tax assets was reversed when the Company entered into a definitive sale agreement in 2024. The closing of the transaction provided certainty related to the amounts realized and the resulting gain for tax purposes allowed the Company to utilize the deferred tax assets. The determination whether it was more likely than not that the deferred tax assets were not going to be realized was no longer applicable.

Income tax expense associated with discontinued operations totaled $702 in 2025, and $5,497 in 2024, reflecting tax disposal gains, offset by utilization of tax attributes and related valuation allowance reversals.

The following table summarizes the results from discontinued operations, net of tax included in the consolidated statements of operations for the years ended December 31, 2025, and 2024:

	For the Year Ended
	December 31,
	2025	2024
Revenues	$-	$12,962
Cost of goods sold	-	10,521
Gross profit	-	2,441
Operating expenses
Selling, general and administrative	-	2,278
Total operating expenses	-	2,278
Operating income from discontinued operations	-	163
Interest expense	-	2
Gain on sale of business, net of taxes	(449)	(35,044)
Other expense	-	1
Net income from discontinued operations	$449	$35,204

The cash flows related to the discontinued operations have not been segregated and are included in the consolidated statements of cash flows.

Furthermore, the below table illustrates certain cash flows from discontinued operations:

	For the Year Ended
	December 31,
	2025	2024
Operating activities
Depreciation	$-	$77

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

In connection with the Equity Transaction, the Company and the Buyer entered into a Transition Services Agreement (“TSA”), pursuant to which the Company agreed to provide the Buyer with certain transition services, including treasury and cash management support, payroll, benefits and human resources administration, technology and ERP transition support, infrastructure and desktop services, communications and data transfer, product hosting services, and knowledge transfer (collectively, the “Transition Services”), for various service periods ranging from 30 days to 12 months following the Closing Date. In addition, the Buyer agreed to provide the Company with the services of one human resources employee in California through October 31, 2025. Either party could terminate individual services upon 30 days’ prior written notice, subject to certain exceptions for payroll and benefits-related services.

Fees for the Transition Services are based on reimbursable costs incurred by the Company. The Company records amounts billed for reimbursable Transition Services in prepaid expenses and other current assets and records the related costs in selling, general and administrative expenses. The Buyer provided human resources services to the Company at no cost. As of December 31, 2025, and 2024, amounts due from the Buyer related to reimbursable Transition Services of $14 and $171, respectively, were included in prepaid expenses and other current assets. The TSA has since been completed, and no further obligations remain as of December 31, 2025.

12. EQUITY-METHOD INVESTMENT

As disclosed in Note 11 – Discontinued Operations, on October 29, 2024, the Company deconsolidated its subsidiary, PCEP. As part of the transaction, the Company retained an equity interest of approximately 6% in Pioneer Investment LLC via the issuance of Rollover Units. The Company estimated the fair value of the retained equity interest on the date of deconsolidation, which was determined to be $2,000 based on the Company’s proportionate share of Investment, which was calculated using the market approach based on the Equity Transaction. During the year ended December 31, 2025, the Company recorded a loss from equity method investee of $601, which is included in other expense on the consolidated statement of operations.

During the year ended December 31, 2025, the Company received a cash dividend of $981 from the equity method investee which has been recorded as a reduction in the investment account. The Company applies the cumulative earnings approach to classify distributions received from equity method investments in its consolidated statements of cash flows. Under this method, distributions received from equity method investees are included in the Company’s consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed the Company’s share of cumulative equity in the investee’s net earnings. In such cases, the excess distributions are considered returns of investment and are classified as investing activities. As of December 31, 2025, the Company’s cumulative distributions were $981, and the Company did not have cumulative equity in the investee’s net earnings. As such, the cash distribution received during the year ended December 31, 2025, was classified as investing activity in the consolidated statements of cash flows.

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

The CODM assesses the Company’s performance and decides how to allocate resources based on consolidated net income (loss) in the consolidated statements of operations, which is assessed to be the segment measure of profit or loss. This measure is used to monitor actual results to evaluate the performance of the segment versus the forecasted targets. The segment assets are equal to total assets presented in the consolidated balance sheets.

The significant expenses that are regularly provided to the CODM, which include costs of goods sold, selling, general and administrative expenses and research and development expenses, are disclosed in the consolidated statements of operations as a part of the consolidated net income (loss). Other segment items regularly provided to the CODM include interest income, net and other income (expense), each of which is disclosed as a separate line item in the consolidated statements of operations.

On October 29, 2024, the Company sold its Electrical Infrastructure segment to the Buyer. Prior to the sale of the Electrical Infrastructure segment, the Company’s CODM assessed performance and allocated resources amongst its two reportable segments. See Note 11- Discontinued Operations for additional information.

Revenues are attributable to countries based on the location of the Company’s customers:

	For the Year Ended
	December 31,
	2025	2024
Revenues
United States	$27,500	$19,909
Canada	127	2,970
Total	$27,627	$22,879

Approximately 24% and 13% of the Company’s revenues during the year ended December 31, 2025, were made to Eneridge, Inc. and SparkCharge, respectively. Approximately 22% and 13% of the Company’s revenues during the year ended December 31, 2024, were made to INF Associates, LLC and British Columbia Hydro and Power Authority, respectively.

The distribution of the Company’s property and equipment by geographic location is approximately as follows:

	December 31,
	2025	2024
Property and equipment
United States	$5,400	$6,503

14. BASIC AND DILUTED (LOSS) EARNINGS PER SHARE

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

A reconciliation of basic and diluted (loss) earnings per share is as follows (in thousands, except per share data):

	For the Year Ended
	December 31,
	2025	2024
Numerator:
Loss from continuing operations	$(6,448)	$(3,349)
Income from discontinued operations, net of income taxes	449	35,204
Net (loss) income	$(5,999)	$31,855

Denominator:
Weighted average common shares outstanding - basic	11,103,623	10,745,217
Effect of dilutive securities:
Stock options	84,245	186,958
Restricted stock units	-	21,686
Weighted average common shares outstanding - diluted	11,187,868	10,953,861

Basic (loss) earnings per share:
Loss per share from continuing operations	$(0.58)	$(0.31)
Earnings per share from discontinued operations	0.04	3.28
Basic (loss) earnings per share	$(0.54)	$2.97

Diluted (loss) earnings per share:
Loss per share from continuing operations	$(0.58)	$(0.31)
Earnings per share from discontinued operations	0.04	3.21
Diluted (loss) earnings per share	$(0.54)	$2.90

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	For the Year Ended
	December 31,
	2025	2024
Stock options	534,167	339,500
Total	534,167	339,500

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. Based on this review, the Company concluded that no events occurred during the period subsequent to the balance sheet date that would require recognition in or disclosure within the accompanying consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures”, as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. The disclosure controls and procedures evaluation was done in conjunction with an independent consultant and consulting firm and under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. As of December 31, 2025, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Management, including our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, we determined that the Company’s internal control over financial reporting was not effective as of December 31, 2025, due to material weaknesses related to i) a lack of sufficient accounting personnel with the requisite skills, knowledge and expertise resulting in an inability to maintain proper segregation of duties and effective controls and ii) information technology general controls related to user access and privileged access within systems supporting the Company’s accounting and financial reporting processes which allowed certain individuals to have elevated access to systems inconsistent with such individuals’ business needs.

Management’s Plan to Remediate the Material Weaknesses

The Company is executing a comprehensive remediation plan centered on implementing a new enterprise resource planning (“ERP”) system designed to enhance automation, improve process consistency and strengthen the reliability of financial reporting. The new ERP replaces multiple legacy systems and manual workflows with a single integrated platform containing embedded controls and standardized processes.

During the year ended December 31, 2025, the Company completed major stages of the implementation, including process design, system configuration, and initial deployment. As part of this effort, management is refining key process-level controls, enhancing IT general controls, including strengthening controls related to system security and user access, implementing additional automated monitoring activities and providing additional training as needed to relevant personnel. Internal audit and external specialists continue to support the assessment of the new control framework.

The Company remains committed to completing the remaining ERP implementation phases and dedicating the resources necessary to strengthen its control environment.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as permitted by the rules of the SEC.

Changes in Internal Control over Financial Reporting

As of November 1, 2025, the Company completed the initial implementation of a new ERP system designed to enhance the integration and automation of its financial and operational processes. The implementation of the ERP system resulted in changes to internal controls over financial reporting, including updates to certain processes, transaction workflows, system based controls and data interfaces. These changes were part of a planned system upgrade intended to strengthen the overall control environment.

In connection with the ERP implementation, management performed additional testing and monitoring activities to validate the design and operating effectiveness of affected controls. These activities included user training, parallel processing, reconciliation procedures, and enhanced supervision during the transition period. As of December 31, 2025, management is still in the process of enhancing and refining controls and system configurations.

Other than described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the name, age and positions of our executive officers and the members of our board of directors:

Name	Age	Position with the Company
Nathan J. Mazurek	64	President, Chief Executive Officer and Chairman of the Board of Directors
Walter Michalec	37	Chief Financial Officer, Secretary and Treasurer
Yossi Cohn	47	Director
Ian Ross	82	Director
David Tesler	52	Director
Jonathan Tulkoff	64	Director
Thomas Klink	63	Director
Kytchener Whyte	73	Director

The board of directors currently consists of seven members.

Our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified. Our directors serve a term of office to expire at the annual meeting of stockholders in 2026. Pursuant to an amendment to our bylaws, effective September 21, 2023, elected directors shall hold office until the next annual meeting of the stockholders, or until their successors shall be duly elected and qualified.

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

Ian Ross. Mr. Ross has served as a director since March 24, 2011. In 2000, Mr. Ross co-founded and served as president of Omniverter Inc., a company specializing in electrical power quality solutions for industrial producers and electrical utilities in the United States and Canada, until his retirement in December 2025. He has also served as the president of KIR Resources Inc. and KIR Technologies Inc. since 1999, companies engaged in management consulting and import/export activities in the electrical equipment industry, respectively. Mr. Ross previously held positions in Canada as vice president technology with Schneider Canada, a specialist in energy management, and vice president of the distribution products business at Federal Pioneer Ltd., now part of Schneider Canada. Previously, Mr. Ross held a number of successive board level positions in UK engineering companies, culminating in five years as managing director, Federal Electric, Ltd., before moving to Canada in 1986 at the request of Federal Pioneer Ltd. He received an MA in mechanical sciences (electrical and mechanical engineering) from Cambridge University and subsequently qualified as an accountant ACMA. Our board of directors believes that Mr. Ross’ relationships and broad experience in the electrical transmission and distribution equipment industry will assist us in continuing to grow our business and realizing our strategic goals.

David Tesler. Mr. Tesler has served as a director since December 2, 2009. Mr. Tesler is President of LeaseProbe, LLC, a provider of lease abstracting services, since he founded the company in 2004. In 2008, LeaseProbe, LLC acquired Real Diligence, LLC, a provider of financial due diligence services. The combined company does business as Real Diligence and operates as an integrated outsourced provider of legal and commercial due diligence services for the commercial real estate industry. Mr. Tesler also owns and operates a recycling company and is active as an investor and strategic advisor in the water purification industry, with a focus on environmental and industrial applications. Prior to 2004, Mr. Tesler practiced law at Skadden, Arps, Slate, Meagher & Flom LLP and at Jenkens & Gilchrist, Parker Chapin LLP. Mr. Tesler received his BA from Yeshiva College, an MA in medieval history from Bernard Revel Graduate School and a JD from Benjamin N. Cardozo School of Law. Mr. Tesler brings extensive legal, strategic, environmental and executive leadership experience to our board of directors.

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

Kytchener Whyte. Mr. Whyte has served as a director since November 17, 2022. Mr. Whyte has over 45 years of extensive experience in the Electrical Power Distribution & Controls industries with an emphasis on manufacturing, sales and marketing. From July 31, 2015, to October 29, 2024, Mr. Whyte was a consultant for the Company and served as President of PCEP. Since January 2016, Mr. Whyte has been President of Blue Mountain Industries, Inc., a consulting, electrical engineering and marketing consultancy firm concentrating on the electrical utility, petrochemical and marine markets. From 1999 to 2015, Mr. Whyte was the President and owner of Pacific, based in Southern California. Pacific manufactured electrical power distribution and control products such as its trailblazing IPC units for applications in the petroleum, refining, electric transit and utility industries. Mr. Whyte served as General Manager for CGI, Inc., a manufacturer of Electrical Power Distribution and Controls products from 1993 to 1999. Prior to his time at CGI, Inc., Mr. Whyte was the Vice President for Electrical Power Products between 1985 and 1993. A native of Jamaica, Mr. Whyte is a graduate of Prospect College in St. Mary, Jamaica, and a graduate of Los Angeles Trade Technical College. Mr. Whyte is a United States Air Force Vietnam era veteran, a private pilot and the builder of experimental aircrafts. With his many years of experience in manufacturing, sales, marketing, product design and implementation, Mr. Whyte brings to the board invaluable insights and expertise, and the ability to turn problems into opportunities.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2025, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders.

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

The audit committee consists of Messrs. Cohn, Ross and Tulkoff, each of whom our board of directors has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. In addition, Mr. Ross is the chairman of the audit committee and has been determined by our board of directors to be a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our consolidated financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee held a total of four meetings during the fiscal year ended December 31, 2025.

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

Compensation Committee. On January 18, 2022, the board of directors designated a compensation committee (the “compensation committee”). Our compensation committee is composed of Messrs. Tesler and Cohn, each of whom our board of directors has determined to qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Pursuant to its charter, the compensation committee shall be comprised of at least two (2) “independent” members of the board of directors who shall also satisfy such other criteria imposed on members of the compensation committee pursuant to the federal securities laws and the rules and regulations of the SEC and the Nasdaq Stock Market. The compensation committee’s duties are to discharge the responsibilities of the board of directors relating to compensation of the Company’s directors and executive officers, to assist the board of directors in establishing appropriate incentive compensation and equity-based plans and to administer such plans, to oversee the annual process of evaluation of the performance of the Company’s management, and to perform such other duties and responsibilities as enumerated in and consistent with its charter. The compensation committee may designate one or more subcommittees, each subcommittee to consist of at least two members of the compensation committee. Any such subcommittee, to the extent provided in the resolutions of the compensation committee and to the extent not limited by applicable law, shall have and may exercise all the powers and authority of the compensation committee. The compensation committee has authority to retain or obtain the advice of compensation consultants, legal counsel, experts and other advisors as the compensation committee may deem appropriate in its sole discretion. The compensation committee is directly responsible for the appointment, compensation and oversight of its consultants, legal counsel, experts and advisors and has sole authority to approve their fees and retention terms, and the Company will provide funding for such fees and related expenses. Our compensation committee has not retained the services of any compensation consultants. The compensation committee held a total of two meetings during the fiscal year ended December 31, 2025.

The compensation committee operates under a formal charter adopted by the board of directors that governs its duties and conduct. Copies of the charter can be obtained free of charge by contacting the Company by mail at the address appearing on the first page of this Annual Report on Form 10-K to the attention of Investor Relations, or by telephone at (212) 867-0700.

Nominating Committee. On January 18, 2022, the board of directors designated a nominating and corporate governance committee (the “nominating committee”). Our nominating committee is composed of Messrs. Tesler and Tulkoff, each of whom our board of directors has determined to qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Pursuant to its charter, the nominating committee shall be comprised of at least two (2) “independent” members of the board of directors who shall also satisfy such other criteria imposed on members of the nominating committee pursuant to the federal securities laws and the rules and regulations of the SEC and the Nasdaq Stock Market. The nominating committee’s duties are to assist the board of directors by identifying potential qualified nominees for director and recommend to the board of directors for nomination candidates for the board of directors, developing the Company’s corporate governance guidelines and additional corporate governance policies, exercising such other powers and authority as are set forth in the charter of the nominating committee and exercising such other powers and authority as shall from time to time be assigned to such committee by resolution of the board of directors. The nominating committee held a total of two meetings during the fiscal year ended December 31, 2025.

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

We appointed a compensation committee in January 2022 when we no longer qualified as a “controlled company” under the corporate governance rules of the Nasdaq Stock Market. We did not engage any compensation consultants to determine or recommend the amount and form of executive and director compensation during and for the year ended December 31, 2025. At this time, our compensation committee has, and previously our board of directors had, determined that the financial and administrative burden of engaging compensation consultants is not justified in light of our Company’s size, its resources and our relatively small number of executive officers and directors. Rather, beginning in the year ended December 31, 2022, we anticipate that the recommended level, components and rationale for our compensation program will be developed and presented each year by our compensation committee to the board of directors for its consideration and approval.

We adopted a Clawback Policy on November 9, 2023, as an additional safeguard to mitigate compensation risks. The Clawback Policy is incorporated by reference as Exhibit 97.1 to this Annual Report.

All dollar amounts (except tables, share and per share data) presented are stated in thousands of dollars.

Summary Compensation Table

The following table summarizes, for each of the last two fiscal years ended December 31, 2025, and 2024, the compensation paid to (i) Nathan J. Mazurek, our chief executive officer, president and chairman of the board of directors, and (ii) Walter Michalec, our chief financial officer, secretary and treasurer, whom we refer to collectively herein as the “named executive officers.”

				Stock	Option	All other
		Salary	Bonus	awards (1)	awards (1)	compensation		Total
Name and principal position	Years	($)	($)	($)	($)	($)		($)
Nathan J. Mazurek (i)	2025	675,500	-	-	-	12,000	(2)	687,500
President, Chief Executive Officer, Chairman of the Board of Directors	2024	650,500	2,000,000	-	50,660	21,000	(2)	2,722,160

Walter Michalec (ii)	2025	325,000	28,000	-	-	-		353,000
Chief Financial Officer, Secretary, and Treasurer	2024	300,000	164,000	296,000	-	-		760,000

(1)	Amounts represent the aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718, with the exception that the amounts shown assume no forfeitures. The assumptions used to calculate the value of share-based awards are set forth in “Item 8. Financial Statements and Supplementary Data – Note 9. Stock-Based Compensation” contained in this Annual Report. These amounts do not represent the actual value that may be realized by our named executive officers, as that is dependent on the long-term appreciation in our common stock.
(2)	Comprised of board of directors meeting fees.

Agreements with Executive Officers

Nathan J. Mazurek

We entered into an employment agreement with Mr. Mazurek, dated as of December 2, 2009, pursuant to which Mr. Mazurek was to serve as our chief executive officer for a term of three years. Pursuant to this employment agreement, Mr. Mazurek was entitled to receive an annual base salary of $250 from December 2, 2009 through December 2, 2010, which was increased to $275 on December 2, 2010 and to $300 on December 2, 2011. Mr. Mazurek was entitled to receive an annual cash bonus at the discretion of our board of directors, or a committee thereof, of up to 50% of his annual base salary, which percentage was permitted to be increased in the discretion of the board.

This agreement prohibited Mr. Mazurek from competing with us for a period of four years following the date of termination, unless he was terminated without cause or due to disability or he voluntarily resigned following a breach by us of this agreement, in which case he was prohibited from competing with us for a period of only two years.

We entered into a new employment agreement with Mr. Mazurek, dated as of March 30, 2012, pursuant to which Mr. Mazurek will serve as our chief executive officer for a three year term ending on March 31, 2015. Pursuant to this new employment agreement, Mr. Mazurek was entitled to receive an annual base salary of $350 during the remainder of the 2012 calendar year, which increased to $365 during the 2013 calendar year and then to $380 for the remainder of his employment term. The other material terms of the new employment agreement are substantially similar to those under his previous agreement, except that Mr. Mazurek has agreed not to compete with us for a period of one year following the termination of his employment for any reason.

On November 11, 2014, we entered into a first amendment to our employment agreement with Mr. Mazurek, pursuant to which the term of the employment agreement was extended by a period of three years ending on March 31, 2018. In addition, pursuant to this employment agreement, as amended, Mr. Mazurek became entitled to receive an annual base salary of $410 beginning on the amendment effective date and ending on December 31, 2015, which increased to $425 during the 2016 calendar year.

On June 30, 2016, we entered into a second amendment to our employment agreement with Mr. Mazurek, pursuant to which the term of the employment agreement was extended by a period of five years ending on March 31, 2021. In addition, pursuant to this employment agreement, as amended, Mr. Mazurek became entitled to receive an annual base salary of $425 for the period beginning on January 1, 2016 and ending on December 31, 2016, $440, for the period beginning on January 1, 2017 and ending on December 31, 2017, $465, for the period beginning on January 1, 2018 and ending on December 31, 2018, $490, for the period beginning on January 1, 2019 and ending on December 31, 2019, and $515 per annum, for the period beginning on January 1, 2020 and ending on March 31, 2021.

On March 30, 2020, the Company and Mr. Mazurek entered into a third amendment in order to (i) extend the termination date of the agreement from December 31, 2020, to March 31, 2023, and (ii) set Mr. Mazurek’s annual base salary at $415 for the period beginning on April 1, 2020 and ending on March 31, 2021; $436, for the period beginning on April 1, 2021 and ending on March 31, 2022; and $458, for the period beginning on April 1, 2022 and ending on March 31, 2023.

On April 25, 2022, the Company and Mr. Mazurek entered into a fourth amendment in order to (i) extend the termination date of the agreement from March 31, 2023, to December 31, 2024, and (ii) adjust Mr. Mazurek’s annual base salary at $536, for the period beginning on January 1, 2022 and ending on December 31, 2022, $563, for the period beginning on January 1, 2023 and ending on December 31, 2023, and $591, for the period beginning on January 1, 2024 and ending on December 31, 2024.

On December 26, 2023, the Company and Mr. Mazurek entered into a fifth amendment in order to (i) extend the termination date of the agreement from December 31, 2024 to December 31, 2026, and (ii) adjust Mr. Mazurek’s annual base salary at $651, for the period beginning on January 1, 2024 and ending on December 31, 2024, $676, for the period beginning on January 1, 2025 and ending on December 31, 2025, and $701, for the period beginning on January 1, 2026 and ending on December 31, 2026.

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

On April 25, 2022, we and Mr. Michalec entered into an employment agreement under which we agreed to employ Mr. Michalec as its Chief Financial Officer, Secretary and Treasurer for a term of three (3) years, commencing on January 1, 2022 and ending on December 31, 2025, unless such employment is terminated earlier in accordance with the agreement. Mr. Michalec is entitled to an annualized base salary at a rate of $200 per annum for the period of January 1, 2022 through December 31, 2022, $220 per annum for the period of January 1, 2023 through December 31, 2023, and $240 per annum for the period of January 1, 2024 through the end of the employment period. Mr. Michalec’s employment may be terminated upon his death or disability, upon the occurrence of certain events that constitute “cause,” and without cause. If terminated without cause, Mr. Michalec will be entitled to receive as severance an amount equal to his base salary for the remainder of the employment period under the agreement.

On December 26, 2023, the Company and Mr. Michalec entered into a first amendment in order to (i) extend the termination date of the agreement from December 31, 2023 to December 31, 2026, and (ii) adjust Mr. Michalec’s annual base salary at $300, for the period beginning on January 1, 2024 and ending on December 31, 2024, $325, for the period beginning on January 1, 2025 and ending on December 31, 2025, and $350, for the period beginning on January 1, 2026 and ending on December 31, 2026.

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

During the year ended December 31, 2025, Mr. Michalec agreed to surrender 25,000 shares of common stock to the Company in connection with income and payroll tax obligations paid by the Company in connection with the vesting of RSUs. The shares were cancelled and retired by the Company. See “Part III. Item 13 - Certain Related Transactions and Relationships”.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on stock options previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2025. This table includes unexercised and unvested options awards. Each outstanding stock option award is shown separately for each named executive officer.

	Option awards
		Number of		Number of
		securities		securities
		underlying		underlying	Adjusted
		unexercised		unexercised	option
		options		options	exercise	Option
	Date	(#)		(#)	price (4)	expiration
Name	of grant	exercisable		unexercisable	($)	date
Nathan J. Mazurek	3/10/2016	1,000	(3)	-	2.18	3/10/2026
	3/30/2017	130,000	(2)	-	5.80	3/30/2027
	3/30/2017	1,000	(3)	-	5.80	3/30/2027
	4/3/2018	1,000	(3)	-	4.10	4/3/2028
	3/31/2020	10,000	(3)	-	0.18	3/31/2030
	5/13/2021	10,000	(3)	-	1.81	5/13/2031
	5/13/2021	51,667	(2)	-	1.81	5/13/2031
	5/13/2022	1,500	(3)	-	1.67	5/13/2032
	5/13/2022	5,000	(2)	-	1.67	5/13/2032
	5/16/2023	10,000	(3)	-	3.75	5/16/2033
	12/5/2024	10,000	(1)	-	4.42	12/5/2034

Walter Michalec	5/13/2021	43,000	(2)	-	1.81	5/13/2031

(1)	Non-qualified stock options granted for service as a director. Vests on the grant date.
(2)	Non-qualified stock options granted for service as an executive officer. Vests on the first anniversary of the grant date.
(3)	Non-qualified stock options granted for service as a director. Vests on the first anniversary of the grant date.
(4)	Exercise prices have been reduced as a result of the special cash dividend declared for all common shareholders of record as of December 17, 2024.

There were no unvested stock option awards held by our named executive officers as of December 31, 2025.

Stock Awards

There were no unvested stock awards held by our named executive officers as of December 31, 2025.

Option and Warrant Exercises

During the year ended December 31, 2025, the Company’s chief executive officer and chief financial officer did not exercise any options.

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

2021 Long-Term Incentive Plan

On October 13, 2021, our board of directors adopted the 2021 Plan, subject to stockholder approval, which was obtained on November 11, 2021. The 2021 Plan supplemented the 2011 Plan, which expired on May 11, 2021, and which replaced and superseded the 2009 Plan, as noted above. Our outside directors and our employees, including the principal executive officer, principal financial officer and other named executive officers, and certain contractors are all eligible to participate in the 2021 Plan. The 2021 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and upon such terms as are determined by the Board or a committee of the board that is designated to administer the 2021 Plan. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2021 Plan is 900,000 shares plus any increase by any Prior Plan Awards (as defined in the 2021 Plan) eligible for reuse, of which one hundred percent (100%) may be delivered pursuant to incentive stock options. As of December 31, 2025, there were 306,663 shares available for future grants under the Company’s 2021 Plan. The 2021 Plan was initially administered by our board of directors, but it has been administered by the compensation committee following the creation of such committee in the first quarter of 2022.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2025, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities	Weighted average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of	outstanding options,	future issuance under
	outstanding options, warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders	534,167	$4.24	306,663
Equity compensation plans not approved by security holders	-	-	-
Total	534,167	$4.24	306,663

Director Compensation

The following table provides compensation information for the one-year period ended December 31, 2025, for each non-employee member of our board of directors:

	Fees earned or
	paid in cash	Total
Name	($)	($)
Yossi Cohn (7)	19,000 (4)	19,000
Thomas Klink (6)	12,000 (2)	12,000
Ian Ross (8)	17,000 (1)	17,000
David Tesler (9)	20,000 (3)	20,000
Jonathan Tulkoff (10)	24,000 (5)	24,000
Kytchener Whyte (11)	12,000 (2)	12,000

(1)	Comprised of board of directors and audit committee meeting fees.
(2)	Comprised of board of directors meeting fees.
(3)	Comprised of board of directors, compensation and nominating and governance committee meeting fees.
(4)	Comprised of board of directors, audit and compensation committee meeting fees.
(5)	Comprised of board of directors, audit and nominating and governance committee meeting fees.
(6)	As of December 31, 2025, Mr. Klink had outstanding options representing the right to purchase 111,000 shares of our common stock.
(7)	As of December 31, 2025, Mr. Cohn had outstanding options representing the right to purchase 22,000 shares of our common stock.
(8)	As of December 31, 2025, Mr. Ross had outstanding options representing the right to purchase 22,000 shares of our common stock.
(9)	As of December 31, 2025, Mr. Tesler had outstanding options representing the right to purchase 33,500 shares of our common stock.
(10)	As of December 31, 2025, Mr. Tulkoff had outstanding options representing the right to purchase 11,000 shares of our common stock.
(11)	As of December 31, 2025, Mr. Whyte had outstanding options representing the right to purchase 35,000 shares of our common stock.

All of our directors, including our employee director, are paid cash compensation in connection with their attendance at the meetings of the board of directors. Our directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at such meetings. For the year ended December 31, 2025, our directors and chief financial officer were paid cash compensation of $3 per meeting for attendance. The members of our audit committee and our chief financial officer received a fee of $2 per meeting for attendance at a meeting of our audit committee for the year ended December 31, 2025. Additionally, our chief financial officer and the members of our nominating and governance committee and compensation committee received a fee of $2 per meeting for attendance at a meeting of our nominating and governance committee and compensation committee for the year ended December 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 7, 2026 by:

·	each person known by us to beneficially own more than 5.0% of our common stock;

·	each of our directors;

·	each of the named executive officers; and

·	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address, unless otherwise specified in the notes below, is c/o Pioneer Power Solutions, Inc., 400 Kelby Street, 12th Floor, Fort Lee, New Jersey 07024. As of April 7, 2026, we had 11,096,266 shares outstanding.

	Number of shares		Percentage
	beneficially		beneficially
Name of beneficial owner	owned (1)		owned (1)
Named Executive Officers and Directors
Nathan J. Mazurek	2,207,663	(2)	19.5%
Walter Michalec	318,000	(4)	2.9%
Thomas Klink	248,500	(3)	2.2%
Jonathan Tulkoff	55,500	(5)	*
David Tesler	49,250	(6)	*
Yossi Cohn	45,500	(7)	*
Ian Ross	44,500	(8)	*
Kytchener Whyte	35,000	(9)	*
All directors and executive officers as a group (8 persons)	3,003,913		26.6%

* represents ownership of less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 7, 2026. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.
(2)	Includes 1,977,496 shares of common stock and 230,167 shares subject to stock options which are exercisable within 60 days of April 7, 2026.
(3)	Includes 137,500 shares of common stock and 111,000 shares subject to stock options which are exercisable within 60 days of April 7, 2026.
(4)	Includes 275,000 shares of common stock and 43,000 shares subject to stock options which are exercisable within 60 days of April 7, 2026.
(5)	Includes 44,500 shares of common stock and 11,000 shares subject to stock options which are exercisable within 60 days of April 7, 2026.
(6)	Includes 15,750 shares of common stock and 33,500 shares subject to stock options which are exercisable within 60 days of April 7, 2026.
(7)	Includes 23,500 shares of common stock and 22,000 shares subject to stock options which are exercisable within 60 days of April 7, 2026.
(8)	Includes 22,500 shares of common stock and 22,000 shares subject to stock options which are exercisable within 60 days of April 7, 2026.
(9)	Includes 35,000 shares subject to stock options which are exercisable within 60 days of April 7, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Related Transactions and Relationships

Generally, we do not enter into related party transactions unless the members of the board who do not have an interest in the potential transaction have reviewed the transaction and determined that (i) we would not be able to obtain better terms by engaging in a transaction with a non-related party and (ii) the transaction is in our best interest. This policy applies generally to any transaction in which we are to be a participant and the amount involved exceeds the lesser of $120 or 1% of the average of our total assets at year end for the previous two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. This policy is not currently in writing. In addition, our audit committee, which was established on March 24, 2011, is required to pre-approve any related party transactions pursuant to its charter.

On June 7, 2024, Mr. Michalec, the Chief Financial Officer of the Company, surrendered 57,541 shares of common stock issued to him upon settlement of his vested RSUs to satisfy tax withholding obligations. On May 2, 2025, Mr. Michalec surrendered 25,000 shares of common stock issued to him upon settlement of his vested RSUs to satisfy tax withholding obligations. In each case, the shares were cancelled and retired by the Company.

On July 31, 2015, Pacific and PCEP entered into an Asset Purchase Agreement for the purchase and sale of substantially all of the assets of Pacific (the “Transaction”). In connection with the Transaction, Kytchener Whyte, a current director, entered into a consulting agreement with PCEP as the sole stockholder and president of Pacific, pursuant to which he agreed to provide service and consultation with respect to the business and operations of PCEP and its affiliates, as may be requested from time to time by PCEP (the “Whyte Consulting Agreement”). Mr. Whyte has remained a consultant of PCEP since July 31, 2015. The initial term ended on July 31, 2017, and has been renewed annually thereafter. In consideration for the consulting services Mr. Whyte performs as a consultant of PCEP, he originally received a monthly consulting fee of $17, as well as a 4% commission payment for product sales generated by new customer accounts solicited by him, through his solely owned personal business Blue Mountain Industries, Inc. Effective January 1, 2023, Mr. Whyte’s monthly consulting fee was reduced to $5 with a 2% commission payment. Pursuant to the Whyte Consulting Agreement, for the fiscal year ended December 31, 2024, the Company paid Blue Mountain Industries, Inc. an aggregate amount of $91. During the fiscal year ended December 31, 2025, Blue Mountain Industries, Inc. received an additional $12 for board of directors meeting fees.

On January 1, 2024, TDK and the Company entered into a consulting agreement (the “TDK Consulting Agreement”). In connection with the TDK Consulting Agreement, Thomas Klink, a current director, entered into the TDK Consulting Agreement with the Company as the president of TDK, pursuant to which he agreed to provide service and consultation with respect to the business and operations of the Company and its affiliates, as may be requested from time to time by the Company. In consideration for the consulting services Mr. Klink performs as a consultant of the Company, he receives an hourly fee of $250 per hour. TDK received an additional $25 for board of director meeting fees during the fiscal year ended December 31, 2024 and $12 for board of directors meeting fees during the fiscal year ended December 31, 2025.

During the year ended December 31, 2025, the Company paid $410 to Vini Villa III Corp., dba EXP-KNOW-HOW, for services provided, including market feasibility, technology and regulatory research, concept and prototype design and rendering, pre-market entry analysis and promotional planning for the prospective introduction of new products to the Company’s eMobility’s line of business. Geo Murickan is the owner of Vini Villa III Corp. and the president of the Company’s eMobility division.

During the year ended December 31, 2025, the Company sold a refurbished generator to Voltaris Power LLC (“Voltaris”), a related party. The Company recognized revenue of approximately $47 and cost of revenue of approximately $38 in connection with this transaction. The terms of the sale, including pricing, were consistent with those offered to unrelated third-party customers for similar goods. As of December 31, 2025, accounts receivable included approximately $52 due from Voltaris related to this transaction.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

BDO USA, P.C. served as our independent registered public accounting firm for the fiscal years ended December 31, 2025. On November 20, 2024, the audit committee of our board of directors approved the dismissal of Marcum LLP as the Company’s independent registered public accounting firm, effective as of November 14, 2024, and informed Marcum LLP of such dismissal on the date thereof. On November 26, 2024, the Company entered into an engagement agreement with BDO USA, P.C., in which BDO USA, P.C. agreed to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024.

The following table presents aggregate fees for professional services rendered by BDO USA, P.C. during the fiscal year ended December 31, 2025, and BDO USA, P.C. and Marcum LLP during the fiscal year ended December 31, 2024 (in thousands):

For the Years Ended	Audit fees	Audit-related	Tax fees	All other	Total fees
December 31,	(1) ($)	fees (2) ($)	(3) ($)	fees (4) ($)	($)
2025
BDO USA, P.C.	575	-	57	-	632
2024
BDO USA, P.C.	436	-	156	-	592
Marcum LLP	718	-	-	26	744

(1)	Audit fees consisted primarily of fees for the annual audit of our consolidated financial statements, the interim reviews of the quarterly consolidated financial statements and review of a registration statement.
(2)	The Company did not incur any audit-related fees for the years ended December 31, 2025, and 2024.
(3)	Tax fees consisted primarily of fees related to tax compliance.
(4)	Other fees primarily consisted of charges for providing the successor auditor with access to the predecessor auditor’s working papers.

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

The following financial statements are included in Item 8 herein:

Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; New York, NY; PCAOB ID#243)
Consolidated Statements of Operations for the Years Ended December 31, 2025, and 2024
Consolidated Balance Sheets as of December 31, 2025, and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, and 2024
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, and 2024
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules
None

	3.	Exhibits

See the Index to Exhibits.

ITEM 16. FORM 10-K SUMMARY.

None.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger Agreement, dated January 22, 2019, between Pioneer Critical Power Inc. and CleanSpark. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on January 28, 2019).

2.2	Stock Purchase Agreement, dated as of June 28, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Nathan Mazurek, Pioneer Transformers L.P. and Pioneer Acquireco ULC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2019).

2.3	Amendment No. 1 to the Stock Purchase Agreement, dated as of August 13, 2019, by and among Pioneer Power Solutions, Inc., Electrogroup Canada, Inc., Jefferson Electric, Inc., JE Mexican Holdings, Inc., Pioneer Transformers L.P. and Pioneer Acquireco ULC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 14, 2019).

2.4	Equity Contribution and Purchase Agreement, dated as of October 29, 2024, by and among Pioneer Power Solutions, Inc., Pioneer Custom Electrical Products, LLC, Voltaris Power LLC and Pioneer Investment LLC (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 4, 2024).

3.1	Composite Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on June 21, 2011).

3.2	Amended and Restated Bylaws of Pioneer Power Solutions, Inc. (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 14, 2022).

4.1*	Description of Securities.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on August 1, 2013).

10.1+	Form of Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2010).

10.2+	Employment Agreement, dated March 30, 2012, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on March 30, 2012).

10.3+	First Amendment to Employment Agreement, dated November 11th, 2014, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on November 12, 2014).

10.4+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.5+	Second Amendment to Employment Agreement, dated June 30, 2016, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on July 1, 2016).

10.6+	Third Amendment to Employment Agreement, dated February 15, 2019, by and between Jefferson Electric, Inc. and Thomas Klink. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on February 20, 2019).

10.7+	Third Amendment to Employment Agreement, dated March 30, 2020, by and between the Company and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Power Solutions, Inc. filed with the Securities and Exchange Commission on April 1, 2020).

10.8	At The Market Offering Agreement, dated October 20, 2020, by and between Pioneer Power Solutions, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 20, 2020).

10.9+	Pioneer Power Solutions, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on October 25, 2021).

10.10+	First Amendment Pioneer Power Solutions, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2023).

10.11+	Fourth Amendment to Employment Agreement, dated April 25, 2022, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.12+	Employment Agreement, dated April 25, 2022, by and between Pioneer Power Solutions, Inc. and Wojciech (Walter) Michalec (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2022).

10.13+	Letter Agreement, dated September 20, 2023, by and between Pioneer Power Solutions, Inc. and Walter Michalec (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 22, 2023).

10.14+	Letter Agreement, dated September 20, 2023, by and between Pioneer Power Solutions, Inc. and Nathan Mazurek (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 22, 2023).

10.15+	Fifth Amendment to Employment Agreement, dated December 26, 2023, by and between Pioneer Power Solutions, Inc. and Nathan J. Mazurek (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 2, 2024).

10.16+	First Amendment to Employment Agreement, dated December 26, 2023, by and between Pioneer Power Solutions, Inc. and Wojciech (Walter) Michalec (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on January 2, 2024).

16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated November 20, 2024 (Incorporated by reference to Exhibit 16.1 to the Form 8-K filed with the Securities and Exchange Commission on November 20, 2024).

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2025).

21.1	List of subsidiaries (Incorporated by reference to Exhibit 21.1 to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2025).

23.1*	Consent of BDO USA, P.C.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 26, 2024).

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: April 8, 2026	By:	/s/ Nathan J. Mazurek
Name: Nathan J. Mazurek
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nathan J. Mazurek		April 8, 2026
Nathan J. Mazurek	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Walter Michalec		April 8, 2026
Walter Michalec	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Yossi Cohn		April 8, 2026
Yossi Cohn	Director

/s/ Ian Ross		April 8, 2026
Ian Ross	Director

/s/ David Tesler		April 8, 2026
David Tesler	Director

/s/ Jonathan Tulkoff		April 8, 2026
Jonathan Tulkoff	Director

/s/ Thomas Klink		April 8, 2026
Thomas Klink	Director

/s/ Kytchener Whyte		April 8, 2026
Kytchener Whyte	Director

