Form 10-Q
period 2026-03-31
PIONEER POWER SOLUTIONS, INC.
filed 2026-05-15
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of May 14, 2026, was 11,096,266.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2026

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Revenues	$4,266	$6,740
Cost of goods sold	3,684	6,592
Gross profit	582	148
Operating expenses
Selling, general and administrative	2,446	2,414
Research and development	156	80
Total operating expenses	2,602	2,494
Operating loss from continuing operations	(2,020)	(2,346)
Interest income, net	156	247
Other (expense) income, net	(644)	23
Loss before income taxes	(2,508)	(2,076)
Income tax expense (benefit)	-	-
Net loss from continuing operations	(2,508)	(2,076)
Income from discontinued operations, net of income taxes	-	1,147
Net loss	$(2,508)	$(929)

Basic (loss) earnings per share:
Loss from continuing operations	$(0.23)	$(0.19)
Earnings from discontinued operations	-	0.10
Basic loss per share	$(0.23)	$(0.09)

Diluted (loss) earnings per share:
Loss from continuing operations	$(0.23)	$(0.19)
Earnings from discontinued operations	-	0.10
Diluted loss per share	$(0.23)	$(0.09)

Weighted average common shares outstanding:
Basic	11,095,588	11,120,266
Diluted	11,095,588	11,187,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash	$13,583	$14,959
Accounts receivable, net of allowance for credit losses of $68 and $23 as of March 31, 2026, and December 31, 2025, respectively	3,362	3,133
Inventories	5,834	6,315
Prepaid expenses and other current assets	954	1,134
Total current assets	23,733	25,541
Property and equipment, net	5,087	5,400
Operating lease right-of-use assets, net	1,084	1,144
Financing lease right-of-use assets, net	299	332
Investments	-	418
Lease receivable	2,514	2,576
Other assets	304	44
Total assets	$33,021	$35,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,670	$3,745
Current portion of operating lease liabilities, net	243	223
Current portion of financing lease liabilities, net	122	123
Deferred revenue	1,041	791
Total current liabilities	5,076	4,882
Operating lease liabilities, non-current portion, net	874	936
Financing lease liabilities, non-current portion, net	188	219
Other long-term liabilities	62	101
Total liabilities	6,200	6,138
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 11,096,266 and 11,095,266 shares issued and outstanding on March 31, 2026, and December 31, 2025, respectively	11	11
Additional paid-in capital	35,317	35,305
Accumulated deficit	(8,507)	(5,999)
Total stockholders’ equity	26,821	29,317
Total liabilities and stockholders’ equity	$33,021	$35,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Operating activities
Net loss	$(2,508)	$(929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	265	258
Amortization of financing lease right-of-use assets	33	23
Non cash lease expense	60	58
Provision for credit losses	55	2
Stock-based compensation	10	13
Loss attributable to equity method investee	644	57
Loss on disposal of property and equipment	-	29
Gain on change in consideration due to buyer	-	(1,147)
Changes in current operating assets and liabilities:
Accounts receivable, net	(284)	2,479
Inventories	481	32
Prepaid expenses and other assets	236	424
Accounts payable, accrued liabilities and other liabilities	(110)	103
Deferred revenue	250	155
Lease receivables	62	-
Operating lease liabilities	(81)	(55)
Net cash (used in) provided by operating activities	(887)	1,502

Investing activities
Purchase of property and equipment	(233)	(595)
Investment in equity method investee	(226)	-
Net cash used in investing activities	(459)	(595)

Financing activities
Net proceeds from the exercise of options for common stock	2	-
Payment of cash dividend	-	(16,665)
Principal repayments of financing leases	(32)	(24)
Net cash used in financing activities	(30)	(16,689)

Decrease in cash	(1,376)	(15,782)
Cash
Cash, beginning of period	14,959	41,622
Cash, end of period	$13,583	$25,840

Non-cash investing and financing activities:
Transfer from property and equipment to inventory	$-	$(420)
Property and equipment obtained in exchange for accounts payable and accrued liabilities	35	74

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except for share amounts)

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance - January 1, 2025	11,120,266	$11	$35,418	$-	$35,429
Net loss	-	-	-	(929)	(929)
Stock-based compensation	-	-	13	-	13
Balance - March 31, 2025	11,120,266	$11	$35,431	$(929)	$34,513

Balance - January 1, 2026	11,095,266	$11	$35,305	$(5,999)	$29,317
Net loss	-	-	-	(2,508)	(2,508)
Stock-based compensation	-	-	10	-	10
Exercise of stock options	1,000	-	2	-	2
Balance - March 31, 2026	11,096,266	$11	$35,317	$(8,507)	$26,821

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

Segments

In determining operating and reportable segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), the Company concluded that it has one reportable segment: Critical Power Solutions (“Critical Power”), as defined in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2026.

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

ASC 740-270 requires the use of an estimated annual effective tax rate to compute the tax provision during an interim period unless certain exceptions are met. Due to significant variability in projected ordinary income, the Company concluded that the estimated annual effective tax rate method was not reliable for interim reporting purposes. Accordingly, the Company calculated quarterly income tax expense using the discrete method based on actual year-to-date results.

These unaudited condensed interim consolidated financial statements include the accounts of Pioneer and Titan Energy Systems, Inc. (“Titan”), its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and its subsidiary included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2025, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Revenue Recognition

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

Sales-type leases are recognized as a lease receivable on the unaudited consolidated balance sheets. The net investment comprises the lease receivable including any unguaranteed residual value of the underlying asset. For sales-type leases, product revenue is generally recognized upon lease commencement. The discounted unguaranteed residual value of the underlying leased assets is not material to the net investment in the lease balance. The Company monitors the performance of customers who leased equipment and are subject to ongoing payments. No allowance has been recorded for the receivables under the leasing arrangements.

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

Revenue Recognition

During the three months ended March 31, 2026, and 2025, the Company recognized $79 and $150 of equipment revenue over time, respectively. Additionally, the Company recognized $1,514 and $3,623 of revenue at a point in time from the sale of its products, which is typically recognized upon delivery, during the three months ended March 31, 2026, and 2025, respectively. Included within point in time revenue during the three months ended March 31, 2025, the Company recognized $2,337 of revenue pursuant to bill and hold arrangements.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $2,417 and $2,444 of service revenue during the three months ended March 31, 2026, and 2025, respectively. The Company recognizes revenue as services are provided. Amounts billed and due from customers, as well as the value of unbilled account receivables, are generally classified within current assets in the unaudited condensed consolidated balance sheets.

The change in deferred revenue as of March 31, 2026, was driven primarily by ordinary course contract activity. As of January 1, 2026, the Company had a deferred revenue balance of $791.

For the three months ended March 31, 2026, and 2025, the Company recognized revenue of $360 and $230 respectively, related to amounts that were included in deferred revenue as of December 31, 2025, and 2024, resulting primarily from the progress made on the various active contracts during the respective reporting periods.

As of March 31, 2026, the Company had $1,041 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue in the unaudited condensed consolidated balance sheet.

Concentration of Risk

During the three months ended March 31, 2026, the Company derived 14% and 11% of its revenue from two customers. During the three months ended March 31, 2025, the Company derived 39% and 11% of its revenue from two customers.

As of March 31, 2026, one customer’s outstanding receivable balance equaled 17% of the total outstanding receivable balance. As of December 31, 2025, one customer’s outstanding receivable balance equaled 25% of the total outstanding receivable balance.

As of March 31, 2026 and December 31, 2025, one customer represented 100% of the Company’s lease receivable balance.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the three months ended March 31, 2026, were insignificant, and returns and warranties during the three months ended March 31, 2025, were $370.

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue discipline:

	For the Three Months Ended
	March 31,
	2026	2025
Revenues - ASC 606
Products	$1,593	$3,773
Services	2,417	2,444
Total revenues - ASC 606	4,010	6,217
Revenues - ASC 842
Operating lease revenue	256	523
Total revenues - ASC 842	256	523
Total revenue	$4,266	$6,740

Lease Revenues

The Company’s sales-type lease portfolio as of March 31, 2026 consisted of nine mobile EV charging and power generation units leased to a single customer under two separate agreements, each with original terms of ten years. The leases do not contain renewal or early termination options.

There were no leasing revenues arising from variable lease payments during the three months ended March 31, 2026, and 2025.

The following table presents future undiscounted operating lease payments to be received as of March 31, 2026:

For the Years Ending December 31,	Total
2026	$484
2027	84
Total	$568

As of March 31, 2026, and December 31, 2025, the lease receivable was $2,800 and $2,843, respectively. There were no unguaranteed residual assets or deferred selling profit included in the net investment as of March 31, 2026, and December 31, 2025, respectively. Lessees do not provide residual value guarantees on leased equipment. The Company manages residual value risk by monitoring technological developments and anticipated market demand for its mobile EV charging and power generation equipment. The Company evaluates its net investment in sales-type leases for credit losses in accordance with ASC 326, considering the creditworthiness of its lessees, historical payment experience, current economic conditions, and reasonable and supportable forecasts.

As of March 31, 2026, and December 31, 2025, one customer represented 100% of the Company’s lease receivable balance. Based on its assessment, including consideration of the lessee’s financial condition and payment history, the Company determined that no allowance for credit losses was necessary as of March 31, 2026, and December 31, 2025.

4. INVENTORIES

The components of inventories are summarized below:

	March 31,	December 31,
	2026	2025
Raw materials	$5,529	$5,613
Work in process	305	702
Total inventories	$5,834	$6,315

Raw materials primarily consist of generators, electrical equipment, and components and parts used in the assembly and service of the Company’s mobile EV charging solutions and power generation equipment.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	March 31,	December 31,
	2026	2025
Accounts payable	$2,608	$2,249
Accrued liabilities	1,062	1,496
Total accounts payable and accrued liabilities	$3,670	$3,745

Accrued liabilities primarily consist of accrued insurance, accrued compensation and benefits and accrued warranty costs. As of March 31, 2026, and December 31, 2025, accrued insurance was $304 and $495, respectively. Accrued compensation and benefits as of March 31, 2026, and December 31, 2025, were $362 and $392, respectively. Accrued warranty costs as of March 31, 2026, and December 31, 2025, were $225 and $249, respectively. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

6. STOCK-BASED COMPENSATION

A summary of stock option activity during the three months ended March 31, 2026, is as follows:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2026	534,167	$4.24
Granted	-	-
Exercised	(1,000)	2.18
Forfeited/expired	-	-
Outstanding as of March 31, 2026	533,167	4.24	4.02	$235
Exercisable as of March 31, 2026	526,498	4.22	3.98	235

Stock-based compensation expense recorded for the three months ended March 31, 2026, and 2025, was approximately $10 and $13, respectively. As of March 31, 2026, there was $14 of stock-based compensation expense remaining to be recognized in the condensed consolidated statements of operations over a weighted average remaining period of 0.4 years.

7. EQUITY-METHOD INVESTMENT

On October 29, 2024, in connection with the sale of the Company’s former wholly owned subsidiary, Pioneer Custom Electrical Products Corp. (“PCEP”), to Voltaris Power, LLC (“Voltaris”), the Company retained an indirect equity interest in Voltaris through Rollover Common Units of Pioneer Investment LLC (the “Investment”). The Company accounts for the Investment under the equity method in accordance with ASC 323. The Company reports its share of investee results on a one-quarter lag; accordingly, the Company’s share of investee earnings or losses for the three months ended March 31, 2026, reflects investee results for the three months ended December 31, 2025.

On February 27, 2026, the Company exercised its preemptive rights and funded $226 in cash to subscribe for its pro-rata share of a new class of senior preferred interests (the “Preferred Interests”) in the Investment. The Preferred Interests have senior distribution priority and a stated return threshold equal to the greater of a 20% Internal Rate of Return (“IRR”) (compounded quarterly) or 2.0x Multiple on Invested Capital (“MOIC”), are non-voting, and are redeemable at the issuer’s option. The Company’s pro-rata common unit ownership was unchanged during the three months ended March 31, 2026. The Company’s Preferred Interests subscription has been recorded as an additional capital contribution to the Investment.

During the three months ended March 31, 2026, and 2025, the Company recognized a loss from the Investment of $644 and $57, respectively, which is included in other expense in the unaudited condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the carrying value of the Investment was $0 and $418, respectively, and the Company has suspended further loss recognition in accordance with ASC 323-10-35-20.

8. BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

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

In periods of net loss, diluted loss per share is computed using the same number of weighted-average shares as basic loss per share, as the inclusion of potentially dilutive securities would be anti-dilutive.

A reconciliation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2026	2025
Numerator:
Loss from continuing operations	$(2,508)	$(2,076)
Income from discontinued operations, net of income taxes	-	1,147
Net loss	$(2,508)	$(929)

Denominator:
Weighted average common shares outstanding - basic	11,095,588	11,120,266
Effect of dilutive securities:
Stock options	-	67,218
Weighted average common shares outstanding - diluted	11,095,588	11,187,484

Basic (loss) earnings per share:
Loss per share from continuing operations	$(0.23)	$(0.19)
Earnings per share from discontinued operations	-	0.10
Basic loss per share	$(0.23)	$(0.09)

Diluted (loss) earnings per share:
Loss per share from continuing operations	$(0.23)	$(0.19)
Earnings per share from discontinued operations	-	0.10
Diluted loss per share	$(0.23)	$(0.09)

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2026	2025
Stock options	533,167	387,500
Total	533,167	387,500

9. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

The CODM assesses the Company’s performance and decides how to allocate resources based on consolidated net income (loss) in the unaudited condensed consolidated statements of operations, which is assessed to be the segment measure of profit or loss. This measure is used to monitor actual results to evaluate the performance of the segment versus the forecasted targets. The segment assets are equal to total assets presented in the unaudited condensed consolidated balance sheets.

The significant expenses that are regularly provided to the CODM, which include costs of goods sold, selling, general and administrative expenses and research and development expenses, are disclosed in the unaudited condensed consolidated statements of operations as a part of the consolidated net loss. Other segment items regularly provided to the CODM include interest income, net and other income (expense), each of which is disclosed as a separate line item in the unaudited condensed consolidated statements of operations.

Revenues are attributable to countries based on the location of the Company’s customers:

	For the Three Months Ended
	March 31,
	2026	2025
Revenues
United States	$4,266	$6,625
Canada	-	115
Total	$4,266	$6,740

During the three months ended March 31, 2026, the Company derived 14% and 11% of its revenue from two customers. During the three months ended March 31, 2025, the Company derived 39% and 11% of its revenue from two customers.

The distribution of the Company’s property and equipment by geographic location is approximately as follows:

	March 31,	December 31,
	2026	2025
Property and equipment
United States	$5,087	$5,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on April 8, 2026.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should review carefully the risks and uncertainties described under the heading “Part II - Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of the foregoing and other risks that relate to our business and investing in shares of our common stock.

Business Overview

We design, manufacture, integrate, service and sell distributed energy resources, on-site power generation equipment and mobile EV charging solutions. Our products and services are sold to a broad range of customers in the utility, industrial and commercial markets. Our customers include, but are not limited to, federal and state government entities, package delivery businesses, school bus fleet operations, EV charging infrastructure developers and owners, and distributed energy developers. We are headquartered in Fort Lee, New Jersey and operate from two (2) additional locations in the United States for manufacturing, service and maintenance, engineering, and sales and administration.

We intend to grow our business through continued internal investments in product development and expansion of our manufacturing, engineering, sales and marketing personnel.

U.S. dollars are reported in thousands, except for share and per share amounts (unless otherwise noted).

Description of Business Segment

We currently have one reportable segment - Critical Power Solutions (“Critical Power”).

●	Our Critical Power business provides customers with our suite of mobile EV charging solutions, mobile on-site power systems, power generation equipment and all forms of services, including but not limited to, preventative maintenance, repairs, fuel polishing, and remote monitoring. These products and services are marketed by our operations headquartered in Minnesota, currently doing business under our Pioneer eMobility (“e-Boost”) and Pioneer Critical Power (“Titan”) brand names.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the unaudited condensed consolidated financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2026. There were no material changes to our critical accounting estimates during the three months ended March 31, 2026.

RESULTS OF OPERATIONS

Overview of March 31, 2026, and 2025, Operating Results

Selected financial and operating data for our reportable business segment for the most recent reporting period as compared to the comparable period in the prior year is summarized below. This information, as well as the selected financial data provided in “Note 9 - Business Segment and Geographic Information” and in our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, should be referred to when reading our discussion and analysis of results of operations below.

Our summary of operating results during the three months ended March 31, 2026, and 2025, are as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Revenues	$4,266	$6,740
Cost of goods sold	3,684	6,592
Gross profit	582	148
Selling, general and administrative	2,446	2,414
Research and development	156	80
Total operating expenses	2,602	2,494
Operating loss from continuing operations	(2,020)	(2,346)
Interest income, net	156	247
Other (expense) income, net	(644)	23
Loss before income taxes	(2,508)	(2,076)
Income tax expense (benefit)	-	-
Net loss from continuing operations	(2,508)	(2,076)
Income from discontinued operations, net of income taxes	-	1,147
Net loss	$(2,508)	$(929)

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

Our revenue backlog as of March 31, 2026, from our Critical Power business was $13,949, a decrease of $9,282, or 40.0%, when compared to $23,231 as of March 31, 2025.

The following table represents the progression of our backlog as of the end of the last five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2025	2025	2025	2025
Critical Power Solutions backlog	$13,949	$12,617	$15,362	$17,885	$23,231

Revenue

The following table represents our revenues by major product category for the periods indicated (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2026	2025	Variance	%
Critical Power Solutions
Equipment, including operating leases	$1,849	$4,296	$(2,447)	(57.0)
Service	2,417	2,444	(27)	(1.1)
Total revenue	$4,266	$6,740	$(2,474)	(36.7)

For the three months ended March 31, 2026, our revenue decreased by $2,474, or 36.7% to $4,266, down from $6,740 during the three months ended March 31, 2025, primarily due to a decrease in sales and rentals of our suite of mobile EV charging solutions, e-Boost.

Gross Profit and Margin

The following table represents our gross profit for the periods indicated (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2026	2025	Variance	%
Critical Power Solutions
Gross profit	$582	$148	$434	293.2
Gross margin %	13.6	2.2	11.4

For the three months ended March 31, 2026, our gross margin increased to 13.6% of revenues, as compared to 2.2% during the three months ended March 31, 2025, primarily driven by improved operating efficiencies associated with the sale of our mobile EV charging solutions, e-Boost.

Operating Expenses

The following table represents our operating expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended
	March 31,
	2026	2025	Variance	%
Selling, general and administrative	$2,446	$2,414	$32	1.3
Research and development	156	80	76	95.0
Total operating expense	$2,602	$2,494	$108	4.3

Selling, General and Administrative Expense. For the three months ended March 31, 2026, consolidated selling, general and administrative expense increased by approximately $32, or 1.3%, to $2,446, as compared to $2,414 during the three months ended March 31, 2025. As a percentage of our consolidated revenue, selling, general and administrative expense increased to 57.3% during the three months ended March 31, 2026, as compared to 35.8% during the three months ended March 31, 2025, primarily due to the decrease in total revenue during the three-month period ended March 31, 2026.

R&D Expenses. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, benefits, overhead costs, contract services and other related costs. During the three months ended March 31, 2026, we incurred $156 of R&D expenses related to developing our mobile EV charging and power generation equipment as compared to $80 during the three months ended March 31, 2025.

Operating Loss from Continuing Operations

The following table represents our operating loss from continuing operations for the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025	Variance	%
Operating loss from continuing operations	$(2,020)	$(2,346)	$326	13.9

During the three months ended March 31, 2026, our operating loss from continuing operations decreased by approximately $326, or 13.9%, to $2,020, as compared to $2,346 during the three months ended March 31, 2025, primarily due to the increase in our gross profit.

Non-Operating Income (Expense) from Continuing Operations

Interest Income. For the three months ended March 31, 2026, we had interest income of approximately $156, as compared to interest income of approximately $247 during the three months ended March 31, 2025. We generated the majority of our interest income from our cash on hand during the three-month periods ended March 31, 2026, and 2025.

Other Income (Expense). Other income (expense) in the unaudited condensed consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the three-month period ended March 31, 2026, other non-operating expense was $644, as compared to non-operating income of $23 during the three-month period ended March 31, 2025, primarily due to the loss on our equity method investment.

Provision for Income Taxes. For the three months ended March 31, 2026 and 2025, the Company recorded no income tax provision, resulting in an effective tax rate (ETR) of 0%.

Net Loss per Share from Continuing Operations

We generated a net loss from continuing operations of $2,508 during the three months ended March 31, 2026, as compared to $2,076 during the three months ended March 31, 2025.

Our net loss from continuing operations per basic and diluted share during the three months ended March 31, 2026, was $0.23, compared to a net loss from continuing operations per basic and diluted share of $0.19 during the three months ended March 31, 2025.

Income from Discontinued Operations

Income from discontinued operations, net of tax was $0 during the three months ended March 31, 2026, as compared to $1,147 during the three months ended March 31, 2025. The $1,147 of income recognized during the three months ended March 31, 2025, was due to finalizing the net working capital adjustment with the buyer of the Company’s former wholly owned subsidiary, Pioneer Custom Electrical Products Corp. (“PCEP”) to Voltaris Power, LLC (the “PCEP Sale”).

LIQUIDITY AND CAPITAL RESOURCES

General. As of March 31, 2026, we had $13,583 of cash on hand generated primarily from the PCEP Sale. On October 29, 2024, we closed on the PCEP Sale for gross cash proceeds of $48,000 and $2,000 in equity. On January 7, 2025, we paid a one-time special cash dividend of an aggregate of $16,665. As of December 31, 2024, the Company recorded a consideration due to the buyer of the PCEP Sale of $3,347 related to a net working capital adjustment. On April 16, 2025, we and the buyer from the PCEP Sale finalized the net working capital adjustment and as a result, we recorded a $1,147 adjustment to the consideration due to the buyer of the PCEP Sale. During the year ended December 31, 2025, we paid the $2,200 consideration to the buyer of the PCEP Sale.

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict in the Middle East, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, the shutdown of the U.S. federal government, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariff policies and regulations, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty in economic activity, we are unable to predict the potential size and duration of the impact on our revenue and our results of operations, if any. The extent of the potential impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. We continue to monitor the effects of these macroeconomic factors and intend to take steps deemed appropriate to limit the impact on our business. During the three months ended March 31, 2026, we were able to operate substantially at capacity.

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

Cash Used in/ Provided by Operating Activities. Cash used in our operating activities was $887 during the three months ended March 31, 2026, as compared to cash provided by our operating activities of $1,502 during the three months ended March 31, 2025. The increase in cash used in operating activities is primarily due to the increase in net loss during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, in addition to working capital fluctuations.

Cash Used in Investing Activities. Cash used in investing activities during the three months ended March 31, 2026, was $459, as compared to cash used in our investing activities of $595 during the three months ended March 31, 2025. During the three-month periods ended March 31, 2026, and 2025, additions to our property and equipment were $233 and $595, respectively. During the three months ended March 31, 2026, we invested $226 in our equity-method investment.

Cash Used in Financing Activities. Cash used in our financing activities was $30 during the three months ended March 31, 2026, as compared to cash used in our financing activities of $16,689 during the three months ended March 31, 2025. The decrease in cash used in financing activities is primarily due to the payment of a one-time special cash dividend during the three months ended March 31, 2025.

Working Capital. As of March 31, 2026, we had working capital of $18,657, including $13,583 of cash on hand, compared to working capital of $20,659, including $14,959 of cash on hand as of December 31, 2025.

Assessment of Liquidity. As of March 31, 2026, we had $13,583 of cash on hand generated primarily from the PCEP Sale. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of our wholly owned business units and the sale of common stock. Historically, our cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions.

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

As of March 31, 2026, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2026. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed interim consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2026, we determined that the Company’s internal control over financial reporting was not effective due to material weaknesses related to i) a lack of sufficient accounting personnel with the requisite skills, knowledge and expertise resulting in an inability to maintain proper segregation of duties and effective controls and ii) information technology general controls related to user access and privileged access within systems supporting the Company’s accounting and financial reporting processes which allowed certain individuals to have elevated access to systems inconsistent with such individuals’ business needs. The material weaknesses in our internal control over financial reporting were present as of December 31, 2025, and continued to exist as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, the Company completed the initial implementation of a new ERP system designed to enhance the integration and automation of its financial and operational processes. The implementation of the ERP system resulted in changes to internal controls over financial reporting, including updates to certain processes, transaction workflows, system based controls and data interfaces. These changes were part of a planned system upgrade intended to strengthen the overall control environment.

In connection with the ERP implementation, management performed additional testing and monitoring activities to validate the design and operating effectiveness of affected controls. These activities included user training, parallel processing, reconciliation procedures, and enhanced supervision during the transition period. During the three months ended March 31, 2026, management continued to enhance and refine controls and system configurations.

Other than described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on April 8, 2026, and are supplemented with the following revised risk factor:

A significant portion of our revenues have historically been concentrated and derived from a few customers. Material or significant loss of business from customers could have an adverse effect on our business, financial condition and operating results.

We historically have depended, and expect to continue to depend on a small number of customers for a large portion of our business each quarter, due to the scope of certain contracts. Any change in the level of orders from customers could have a significant impact on our results of operations, and a loss of business from customers could have an adverse effect on our business, financial condition and operating results. Approximately 14% and 11% of our sales during the three months ended March 31, 2026, were made to two customers. The majority of our sales to these customers and other customers in the past were made pursuant to contract terms and conditions for each project and it is expected that future sales will similarly be made pursuant to the relevant contract terms and conditions for future contracts. In addition, a single customer represented 100% of our lease receivable balance as of March 31, 2026.

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

PIONEER POWER SOLUTIONS, INC.

Date: May 15, 2026	By:	/s/ Nathan J. Mazurek
	Name:	Nathan J. Mazurek
	Title:	Chief Executive Officer
(Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: May 15, 2026		/s/ Walter Michalec
	Name:	Walter Michalec
	Title:	Chief Financial Officer
(Principal Financial Officer duly authorized to sign on behalf of Registrant)

