Form 10-Q
period 2026-06-30
PIONEER POWER SOLUTIONS, INC.
filed 2026-08-14
CIK 1449792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of August 13, 2026, was 11,099,266.

PIONEER POWER SOLUTIONS, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2026

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except for share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$5,019	$8,370	$9,285	$15,110
Cost of goods sold	4,035	7,056	7,720	13,648
Gross profit	984	1,314	1,565	1,462
Operating expenses
Selling, general and administrative	2,828	2,488	5,274	4,903
Research and development	161	534	317	614
Total operating expenses	2,989	3,022	5,591	5,517
Operating loss from continuing operations	(2,005)	(1,708)	(4,026)	(4,055)
Interest income, net	51	183	207	431
Other (expense) income, net	(105)	297	(748)	320
Loss before income taxes	(2,059)	(1,228)	(4,567)	(3,304)
Income tax expense (benefit)	-	-	-	-
Net loss from continuing operations	(2,059)	(1,228)	(4,567)	(3,304)
(Loss) income from discontinued operations, net of income taxes	-	(100)	-	1,047
Net loss	$(2,059)	$(1,328)	$(4,567)	$(2,257)

Basic (loss) earnings per share:
Loss from continuing operations	$(0.19)	$(0.11)	$(0.41)	$(0.30)
(Loss) earnings from discontinued operations	-	(0.01)	-	0.09
Basic loss per share	$(0.19)	$(0.12)	$(0.41)	$(0.21)

Diluted (loss) earnings per share:
Loss from continuing operations	$(0.19)	$(0.11)	$(0.41)	$(0.30)
(Loss) earnings from discontinued operations	-	(0.01)	-	0.09
Diluted loss per share	$(0.19)	$(0.12)	$(0.41)	$(0.21)

Weighted average common shares outstanding:
Basic	11,096,266	11,104,058	11,096,599	11,112,117
Diluted	11,096,266	11,104,058	11,096,599	11,112,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except for share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash	$10,668	$14,959
Accounts receivable, net of allowance for credit losses of $103 and $23 as of June 30, 2026, and December 31, 2025, respectively	4,248	3,133
Inventories	6,580	6,315
Prepaid expenses and other current assets	1,137	1,134
Total current assets	22,633	25,541
Property and equipment, net	4,873	5,400
Operating lease right-of-use assets, net	1,023	1,144
Financing lease right-of-use assets, net	268	332
Investments	-	418
Lease receivable	2,451	2,576
Other assets	287	44
Total assets	$31,535	$35,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,619	$3,745
Current portion of operating lease liabilities, net	249	223
Current portion of financing lease liabilities, net	123	123
Deferred revenue	1,513	791
Total current liabilities	5,504	4,882
Operating lease liabilities, non-current portion, net	809	936
Financing lease liabilities, non-current portion, net	156	219
Other long-term liabilities	303	101
Total liabilities	6,772	6,138
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 30,000,000 shares authorized; 11,096,266 and 11,095,266 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	11	11
Additional paid-in capital	35,318	35,305
Accumulated deficit	(10,566)	(5,999)
Total stockholders’ equity	24,763	29,317
Total liabilities and stockholders’ equity	$31,535	$35,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Operating activities
Net loss	$(4,567)	$(2,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	519	526
Amortization of financing lease right-of-use assets	64	56
Non cash lease expense	121	117
Provision for credit losses	91	107
Stock-based compensation	11	15
Loss (income) attributable to equity method investee	757	(240)
Loss on disposal of property and equipment	14	29
Selling profit on sales-type leases	-	(749)
Gain on change in consideration due to buyer	-	(1,147)
Changes in current operating assets and liabilities:
Accounts receivable, net	(1,206)	2,787
Inventories	(265)	705
Prepaid expenses and other assets	71	826
Accounts payable, accrued liabilities and other liabilities	(184)	(598)
Income taxes	-	(3,972)
Deferred revenue	722	(68)
Lease receivables	125	-
Operating lease liabilities	101	(100)
Net cash used in operating activities	(3,626)	(3,963)

Investing activities
Purchase of property and equipment	(309)	(740)
Payment of consideration payable	-	(2,200)
Investment in equity method investee	(339)	-
Proceeds from sale of fixed assets	44	-
Net cash used in investing activities	(604)	(2,940)

Financing activities
Net proceeds from the exercise of options for common stock	2	-
Payment of cash dividend	-	(16,665)
Principal repayments of financing leases	(63)	(55)
Net cash used in financing activities	(61)	(16,720)

Net decrease in cash	(4,291)	(23,623)

Cash, beginning of period	14,959	41,622
Cash, end of period	$10,668	$17,999

Supplemental cash flow information:
Interest paid	$-	$8
Income taxes paid, net of refunds	-	3,924
Non-cash investing and financing activities:
Surrender and retirement of common stock	-	148
Transfer from property and equipment to inventory	-	(420)
Sales-type lease origination	-	1,410
Derecognition of assets in exchange for net investment in sales-type lease	-	(661)
Property and equipment obtained in exchange for accounts payable and accrued liabilities	58	111
Finance lease ROU assets obtained in exchange for financing lease liabilities	-	248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIONEER POWER SOLUTIONS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except for share amounts)

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance - March 31, 2025	11,120,266	$11	$35,431	$(929)	$34,513
Net loss	-	-	-	(1,328)	(1,328)
Stock-based compensation	-	-	2	-	2
Surrender and retirement of common stock	(25,000)	-	(148)	-	(148)
Balance - June 30, 2025	11,095,266	$11	$35,285	$(2,257)	$33,039

Balance - March 31, 2026	11,096,266	$11	$35,317	$(8,507)	$26,821
Net loss	-	-	-	(2,059)	(2,059)
Stock-based compensation	-	-	1	-	1
Balance - June 30, 2026	11,096,266	$11	$35,318	$(10,566)	$24,763

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance - January 1, 2025	11,120,266	$11	$35,418	$-	$35,429
Net loss	-	-	-	(2,257)	(2,257)
Stock-based compensation	-	-	15	-	15
Surrender and retirement of common stock	(25,000)	-	(148)	-	(148)
Balance - June 30, 2025	11,095,266	$11	$35,285	$(2,257)	$33,039

Balance - January 1, 2026	11,095,266	$11	$35,305	$(5,999)	$29,317
Net loss	-	-	-	(4,567)	(4,567)
Stock-based compensation	-	-	11	-	11
Exercise of stock options	1,000	-	2	-	2
Balance - June 30, 2026	11,096,266	$11	$35,318	$(10,566)	$24,763

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

Sales-type leases are recognized as a lease receivable on the unaudited condensed consolidated balance sheets. The net investment comprises the lease receivable including any unguaranteed residual value of the underlying asset. For sales-type leases, product revenue is generally recognized upon lease commencement. The discounted unguaranteed residual value of the underlying leased assets is not material to the net investment in the lease balance. The Company monitors the performance of customers who leased equipment and are subject to ongoing payments. No allowance for credit losses has been recorded for the receivables under the leasing arrangements.

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

Revenue Recognition

During the three months ended June 30, 2026, and 2025, the Company recognized $0 and $26 of equipment revenue over time, respectively, from its Critical Power segment. Additionally, the Company recognized $2,532 and $4,187 of revenue at a point in time from the sale of its products, which is typically recognized upon delivery, from its Critical Power segment during the three months ended June 30, 2026, and 2025, respectively.

During the six months ended June 30, 2026, and 2025, the Company recognized $79 and $177 of equipment revenue over time, respectively, from its Critical Power segment. Additionally, the Company recognized $4,046 and $7,808 of revenue at a point in time from the sale of its products, which is typically recognized upon delivery, from its Critical Power segment during the six months ended June 30, 2026, and 2025, respectively. Included within point in time revenue during the six months ended June 30, 2025, was $2,337 of revenue recognized pursuant to bill and hold arrangements. There were no bill and hold arrangements during the six months ended June 30, 2026.

Service revenues include maintenance contracts that are recognized over time based on the contract term and repair services which are recognized as services are delivered. The Company recognized $2,182 and $2,289 of service revenue during the three months ended June 30, 2026, and 2025, respectively.

The Company recognized $4,599 and $4,734 of service revenue during the six months ended June 30, 2026, and 2025, respectively. The Company recognizes revenue as services are provided. Amounts billed and due from customers, as well as the value of unbilled account receivables, are generally classified within current assets in the unaudited condensed consolidated balance sheets.

The change in deferred revenue during the six months ended June 30, 2026, was driven primarily by ordinary course contract activity. As of January 1, 2026, the Company had a deferred revenue balance of $791.

For the three months ended June 30, 2026, and 2025, the Company recognized revenue of $22 and $231, respectively, related to amounts that were included in deferred revenue as of December 31, 2025, and 2024, respectively, resulting primarily from the progress made on the various active contracts during the respective reporting periods.

For the six months ended June 30, 2026, and 2025, the Company recognized revenue of $382 and $461, respectively, related to amounts that were included in deferred revenue as of December 31, 2025, and 2024, respectively, resulting primarily from the progress made on the various active contracts during the respective reporting periods.

As of June 30, 2026, the Company had $1,769 related to contract liabilities where performance obligations have not yet been satisfied, which has been included in the unaudited condensed consolidated balance sheet.

Concentration of Risk

During the three months ended June 30, 2026, the Company derived 14%, 12% and 11% of its revenue from three customers. During the three months ended June 30, 2025, the Company derived 31% and 19% of its revenue from two customers.

During the six months ended June 30, 2026, the Company derived 13% and 11% of its revenue from two customers. During the six months ended June 30, 2025, the Company derived 34% and 13% of its revenue from two customers.

As of June 30, 2026, three customers’ outstanding receivable balance equaled 42% of the total outstanding receivable balance. As of December 31, 2025, one customer’s outstanding receivable balance equaled 25% of the total outstanding receivable balance.

As of June 30, 2026, and December 31, 2025, a single customer represented 100% of the Company’s lease receivable balance.

Return of a product requires that the buyer obtain permission in writing from the Company. When the buyer requests authorization to return material for reasons of their own, the buyer will be charged for placing the returned goods in saleable condition, restocking charges and for any outgoing and incoming transportation paid by the Company. The Company warrants title to the products, and also warrants the products on date of shipment to the buyer, to be of the kind and quality described in the contract, merchantable, and free of defects in workmanship and material. Returns and warranties during the three and six months ended June 30, 2026, were insignificant. Returns and warranties during the three and six months ended June 30, 2025, were $154 and $524, respectively.

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue discipline:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues - ASC 606
Products	$2,532	$4,213	$4,125	$7,985
Services	2,182	2,289	4,599	4,734
Total revenues - ASC 606	4,714	6,502	8,724	12,719
Revenues - ASC 842
Sales-type lease revenue	-	1,410	-	1,410
Operating lease revenue	305	458	561	981
Total revenues - ASC 842	305	1,868	561	2,391
Total revenue	$5,019	$8,370	$9,285	$15,110

Lease Revenues

The Company’s sales-type lease portfolio as of June 30, 2026 consisted of nine mobile EV charging and power generation units leased to a single customer under two separate agreements, each with original terms of ten years. The leases do not contain renewal or early termination options.

There were no leasing revenues arising from variable lease payments during the three and six months ended June 30, 2026, and 2025.

The following table presents future undiscounted operating lease payments to be received as of June 30, 2026:

For the Years Ending December 31,	Total
2026	$471
2027	130
Total	$601

As of June 30, 2026, and December 31, 2025, the lease receivable was $2,769 and $2,843, respectively. There were no unguaranteed residual assets or deferred selling profit included in the net investment as of June 30, 2026, and December 31, 2025, respectively. Lessees do not provide residual value guarantees on leased equipment. The Company manages residual value risk by monitoring technological developments and anticipated market demand for its mobile EV charging and power generation equipment. The Company evaluates its net investment in sales-type leases for credit losses in accordance with ASC 326, considering the creditworthiness of its lessees, historical payment experience, current economic conditions, and reasonable and supportable forecasts.

As of June 30, 2026, and December 31, 2025, a single customer represented 100% of the Company’s lease receivable balance. Based on its assessment, including consideration of the lessee’s financial condition and payment history, the Company determined that no allowance for credit losses was necessary as of June 30, 2026, and December 31, 2025.

4. INVENTORIES

The components of inventories are summarized below:

	June 30,	December 31,
	2026	2025
Raw materials	$6,220	$5,613
Work in process	360	702
Total inventories	$6,580	$6,315

Raw materials primarily consist of generators, electrical equipment, and components and parts used in the assembly and service of the Company’s mobile EV charging solutions and power generation equipment.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The components of accounts payable and accrued liabilities are summarized below:

	June 30,	December 31,
	2026	2025
Accounts payable	$2,416	$2,249
Accrued liabilities	1,203	1,496
Total accounts payable and accrued liabilities	$3,619	$3,745

Accrued liabilities primarily consist of accrued insurance, accrued compensation and benefits and accrued warranty costs. As of June 30, 2026, and December 31, 2025, accrued insurance was $133 and $495, respectively. Accrued compensation and benefits as of June 30, 2026, and December 31, 2025, were $640 and $392, respectively. Accrued warranty costs as of June 30, 2026, and December 31, 2025, were $204 and $249, respectively. The remainder of accrued liabilities are comprised of several insignificant accruals in connection with normal business operations.

6. STOCK-BASED COMPENSATION

A summary of stock option activity during the six months ended June 30, 2026, is as follows:

	Stock Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2026	534,167	$4.24
Granted	-	-
Exercised	(1,000)	2.18
Forfeited/expired	(1,668)	6.77
Outstanding as of June 30, 2026	531,499	4.23	3.76	$340
Exercisable as of June 30, 2026	529,832	4.23	3.75	340

Stock-based compensation expense recorded for the three and six months ended June 30, 2026, was approximately $1 and $11, respectively. Stock-based compensation expense recorded for the three and six months ended June 30, 2025, was approximately $2 and $15, respectively. As of June 30, 2026, there was $1 of stock-based compensation expense remaining to be recognized in the unaudited condensed consolidated statements of operations over a weighted average remaining period of 0.1 years.

7. EQUITY-METHOD INVESTMENT

On October 29, 2024, in connection with the sale of the Company’s former wholly owned subsidiary, Pioneer Custom Electrical Products Corp. (“PCEP”), to Voltaris Power, LLC (“Voltaris”), the Company retained an indirect equity interest in Voltaris through Rollover Common Units of Pioneer Investment LLC (the “Investment”). The Company accounts for the Investment under the equity method in accordance with ASC 323. The Company reports its share of investee results on a one-quarter lag; accordingly, the Company’s share of investee earnings or losses for the three and six months ended June 30, 2026, reflect investee results for the three and six months ended March 31, 2026, respectively.

On February 27, 2026, the Company exercised its preemptive rights and funded $226 in cash to subscribe for its pro-rata share of a new class of senior preferred interests (the “Preferred Interests”) in the Investment. During the three months ended June 30, 2026, the Company exercised its preemptive rights with respect to a second issuance of Preferred Interests and funded an additional $113 in cash. The Preferred Interests have senior distribution priority and a stated return threshold equal to the greater of a 20% Internal Rate of Return (“IRR”) (compounded quarterly) or 2.0x Multiple on Invested Capital (“MOIC”), are non-voting, and are redeemable at the issuer’s option. The Company’s pro-rata common unit ownership was unchanged during the three and six months ended June 30, 2026. The Company’s Preferred Interests subscriptions of $339 have been recorded as additional capital contributions to the Investment.

During the three months ended June 30, 2026, the Company recognized a loss from the Investment of $113 and, during the three months ended June 30, 2025, the Company recognized a gain from the Investment of $297, both of which are included in other expense or income in the unaudited condensed consolidated statements of operations.

During the six months ended June 30, 2026, the Company recognized a loss from the Investment of $757 and, during the six months ended June 30, 2025, the Company recognized a gain from the Investment of $240, both of which are included in other expense or income in the unaudited condensed consolidated statements of operations.

As of June 30, 2026 and December 31, 2025, the carrying value of the Investment was $0 and $418, respectively, and the Company has suspended further loss recognition in accordance with ASC 323-10-35-20.

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

A reconciliation of basic and diluted (loss) earnings per share is as follows (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Loss from continuing operations	$(2,059)	$(1,228)	$(4,567)	$(3,304)
(Loss) income from discontinued operations, net of income taxes	-	(100)	-	1,047
Net loss	$(2,059)	$(1,328)	$(4,567)	$(2,257)

Denominator:
Weighted average common shares outstanding - basic and diluted	11,096,266	11,104,058	11,096,599	11,112,117

Basic and diluted (loss) earnings per share:
Loss per share from continuing operations	$(0.19)	$(0.11)	$(0.41)	$(0.30)
(Loss) earnings per share from discontinued operations	-	(0.01)	-	0.09
Basic and diluted loss per share	$(0.19)	$(0.12)	$(0.41)	$(0.21)

The following securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options	531,499	550,834	531,499	550,834
Total	531,499	550,834	531,499	550,834

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

Revenues are attributable to countries based on the location of the Company’s customers:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
United States	$5,019	$8,255	$9,285	$14,881
Canada	-	115	-	229
Total	$5,019	$8,370	$9,285	$15,110

The distribution of the Company’s property and equipment by geographic location is approximately as follows:

	June 30,	December 31,
	2026	2025
Property and equipment
United States	$4,873	$5,400

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

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the unaudited condensed consolidated financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2026. There were no material changes to our critical accounting estimates during the six months ended June 30, 2026.

RESULTS OF OPERATIONS

Overview of June 30, 2026, and 2025, Operating Results

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

Our summary of operating results during the three and six months ended June 30, 2026, and 2025, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$5,019	$8,370	$9,285	$15,110
Cost of goods sold	4,035	7,056	7,720	13,648
Gross profit	984	1,314	1,565	1,462
Selling, general and administrative	2,828	2,488	5,274	4,903
Research and development	161	534	317	614
Total operating expenses	2,989	3,022	5,591	5,517
Operating loss from continuing operations	(2,005)	(1,708)	(4,026)	(4,055)
Interest income, net	51	183	207	431
Other (expense) income, net	(105)	297	(748)	320
Loss before income taxes	(2,059)	(1,228)	(4,567)	(3,304)
Income tax expense (benefit)	-	-	-	-
Net loss from continuing operations	(2,059)	(1,228)	(4,567)	(3,304)
(Loss) income from discontinued operations, net of income taxes	-	(100)	-	1,047
Net loss	$(2,059)	$(1,328)	$(4,567)	$(2,257)

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

Our revenue backlog as of June 30, 2026, from our Critical Power business was $18,353, an increase of $468, or 2.6%, when compared to $17,885 as of June 30, 2025.

The following table represents the progression of our backlog as of the end of the last five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2026	2026	2025	2025	2025
Critical Power Solutions backlog	$18,353	$13,949	$12,617	$15,362	$17,885

Revenue

The following table represents our revenues by major product category for the periods indicated (in thousands, except percentages):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2026	2025	Variance	%	2026	2025	Variance	%
Critical Power Solutions
Equipment, including leases	$2,837	$6,081	$(3,244)	(53.3)	$4,686	$10,376	$(5,690)	(54.8)
Service	2,182	2,289	(107)	(4.7)	4,599	4,734	(135)	(2.9)
Total revenue	$5,019	$8,370	$(3,351)	(40.0)	$9,285	$15,110	$(5,825)	(38.6)

For the three months ended June 30, 2026, our revenue decreased by $3,351, or 40.0% to $5,019, down from $8,370 during the three months ended June 30, 2025, primarily due to a decrease in sales and rentals of our suite of mobile EV charging solutions, e-Boost.

For the six months ended June 30, 2026, our revenue decreased by $5,825, or 38.6% to $9,285, down from $15,110 during the six months ended June 30, 2025, primarily due to a decrease in sales and rentals of our suite of mobile EV charging solutions, e-Boost.

Gross Profit and Margin

The following table represents our gross profit for the periods indicated (in thousands, except percentages):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2026	2025	Variance	%	2026	2025	Variance	%
Critical Power Solutions
Gross profit	$984	$1,314	$(330)	(25.1)	$1,565	$1,462	$103	7.0
Gross margin %	19.6	15.7	3.9		16.9	9.7	7.2

For the three months ended June 30, 2026, our gross margin increased to 19.6% of revenues, as compared to 15.7% during the three months ended June 30, 2025, primarily driven by improved operating efficiencies associated with the sale of our mobile EV charging solutions, e-Boost.

For the six months ended June 30, 2026, our gross margin increased to 16.9% of revenues, as compared to 9.7% during the six months ended June 30, 2025, primarily driven by improved operating efficiencies associated with the sale of our mobile EV charging solutions, e-Boost.

Operating Expenses

The following table represents our operating expenses for the periods indicated (in thousands, except percentages):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2026	2025	Variance	%	2026	2025	Variance	%
Selling, general and administrative	$2,828	$2,488	$340	13.7	$5,274	$4,903	$371	7.6
Research and development	161	534	(373)	(69.9)	317	614	(297)	(48.4)
Total operating expenses	$2,989	$3,022	$(33)	(1.1)	$5,591	$5,517	$74	1.3

Selling, General and Administrative Expense. For the three months ended June 30, 2026, selling, general and administrative expense increased by approximately $340, or 13.7%, to $2,828, as compared to $2,488 during the three months ended June 30, 2025, primarily due to an increase in payroll related costs and professional fees. As a percentage of our revenue, selling, general and administrative expense increased to 56.3% during the three months ended June 30, 2026, as compared to 29.7% during the three months ended June 30, 2025, primarily due to the decrease in total revenue during the three-month period ended June 30, 2026.

For the six months ended June 30, 2026, selling, general and administrative expense increased by approximately $371, or 7.6%, to $5,274, as compared to $4,903 during the six months ended June 30, 2025, primarily due to an increase in payroll related costs and professional fees. As a percentage of our revenue, selling, general and administrative expense increased to 56.8% during the six months ended June 30, 2026, as compared to 32.4% during the six months ended June 30, 2025, primarily due to the decrease in total revenue during the six-month period ended June 30, 2026.

R&D Expenses. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, benefits, overhead costs, contract services and other related costs. During the three months ended June 30, 2026, we incurred $161 of R&D expenses related to developing our mobile EV charging and power generation equipment as compared to $534 during the three months ended June 30, 2025.

During the six months ended June 30, 2026, we incurred $317 of R&D expenses related to developing our mobile EV charging and power generation equipment as compared to $614 during the six months ended June 30, 2025.

Operating Loss from Continuing Operations

The following table represents our operating loss from continuing operations for the periods indicated (in thousands):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2026	2025	Variance	%	2026	2025	Variance	%
Operating loss from continuing operations	$(2,005)	$(1,708)	$(297)	(17.4)	$(4,026)	$(4,055)	$29	0.7

During the three months ended June 30, 2026, our operating loss from continuing operations increased by approximately $297, or 17.4%, to $2,005, as compared to $1,708 during the three months ended June 30, 2025, primarily due to the decrease in sales and rentals of our equipment and services.

During the six months ended June 30, 2026, our operating loss from continuing operations decreased by approximately $29, or 0.7%, to $4,026, as compared to $4,055 during the six months ended June 30, 2025, primarily due to the increase in our gross profit.

Non-Operating Income (Expense) from Continuing Operations

Interest Income. For the three months ended June 30, 2026, we had interest income of approximately $51, as compared to interest income of approximately $183 during the three months ended June 30, 2025.

For the six months ended June 30, 2026, we had interest income of approximately $207, as compared to interest income of approximately $431 during the six months ended June 30, 2025.

We generated the majority of our interest income from our cash on hand during the three and six-month periods ended June 30, 2026, and 2025.

Other (Expense) Income. Other (expense) income in the unaudited condensed consolidated statements of operations reports certain gains and losses associated with activities not directly related to our core operations.

For the three-month period ended June 30, 2026, other non-operating expense was $105, as compared to other non-operating income of $297 during the three-month period ended June 30, 2025, primarily due to the loss and gain on our equity method investment during the three months ended June 30, 2026 and 2025, respectively.

For the six-month period ended June 30, 2026, other non-operating expense was $748, as compared to other non-operating income of $320 during the six-month period ended June 30, 2025, primarily due to the loss and gain on our equity method investment during the six months ended June 30, 2026 and 2025, respectively.

Provision for Income Taxes. For the three and six months ended June 30, 2026, and 2025, the Company recorded no income tax provision, resulting in an effective tax rate (ETR) of 0%.

(Loss) Income from Discontinued Operations

Loss from discontinued operations, net of tax was $0 during the three months ended June 30, 2026, as compared to loss from discontinued operations, net of tax of $100, during the three months ended June 30, 2025.

Income from discontinued operations, net of tax was $0 during the six months ended June 30, 2026, as compared to income from discontinued operations, net of tax of $1,047, during the six months ended June 30, 2025. The $1,047 of income recognized during the six months ended June 30, 2025, was due to finalizing the net working capital adjustment with the buyer of the Company’s former wholly owned subsidiary, Pioneer Custom Electrical Products Corp. (“PCEP”) to Voltaris Power, LLC (the “PCEP Sale”).

LIQUIDITY AND CAPITAL RESOURCES

General. As of June 30, 2026, we had cash on hand of $10,668 and working capital of $17,129. On October 29, 2024, we closed on the PCEP Sale for gross cash proceeds of $48,000 and $2,000 in equity. On January 7, 2025, we paid a one-time special cash dividend of an aggregate of $16,665. As of December 31, 2024, the Company recorded a consideration due to the buyer of the PCEP Sale of $3,347 related to a net working capital adjustment. On April 16, 2025, we and the buyer from the PCEP Sale finalized the net working capital adjustment and as a result, we recorded a $1,147 adjustment to the consideration due to the buyer of the PCEP Sale. During the year ended December 31, 2025, we paid the $2,200 consideration to the buyer of the PCEP Sale.

The continuing impacts of the rising interest rates, inflation, changes in foreign currency exchange rates and geopolitical developments, such as the ongoing conflict between Russia and Ukraine, and the ongoing conflict in the Middle East, have resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariff policies and regulations, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. As a result of the current uncertainty in economic activity, we are unable to predict the potential size and duration of the impact on our revenue and our results of operations, if any. The extent of the potential impact of these macroeconomic factors on our operational and financial performance will depend on a variety of factors, including the extent of geopolitical disruption and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. We continue to monitor the effects of these macroeconomic factors and intend to take steps deemed appropriate to limit the impact on our business. During the three and six months ended June 30, 2026, we were able to operate substantially at capacity.

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

Cash Used in Operating Activities. Cash used in our operating activities was $3,626 during the six months ended June 30, 2026, as compared to cash used in our operating activities of $3,963 during the six months ended June 30, 2025.

Cash Used in Investing Activities. Cash used in investing activities during the six months ended June 30, 2026, was $604, as compared to cash used in our investing activities of $2,940, during the six months ended June 30, 2025. The decrease in cash used in investing activities is primarily due to the payment of the $2,200 consideration to the buyer of the PCEP Sale during the six months ended June 30, 2025, while there was no similar payment during the six months ended June 30, 2026. During the six-month periods ended June 30, 2026, and 2025, additions to our property and equipment were $309 and $740, respectively.

Cash Used in Financing Activities. Cash used in our financing activities was $61 during the six months ended June 30, 2026, as compared to cash used in our financing activities of $16,720 during the six months ended June 30, 2025. The decrease in cash used in financing activities is primarily due to the payment of a one-time special cash dividend during the six months ended June 30, 2025.

Working Capital. As of June 30, 2026, we had working capital of $17,129, including $10,668 of cash on hand, as compared to working capital of $20,659, including $14,959 of cash on hand as of December 31, 2025.

Assessment of Liquidity. As of June 30, 2026, we had $10,668 of cash on hand and working capital of $17,129. We have historically met our cash needs through a combination of cash flows from operating activities and bank borrowings, the completion of the sale of our wholly owned business units and the sale of common stock. Historically, our cash requirements were generally for operating activities, debt repayment, capital improvements and acquisitions.

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

As of June 30, 2026, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that had, or that may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, and as a result of the material weaknesses described below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2026. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited condensed interim consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, the Company identified material weaknesses related to i) a lack of sufficient accounting personnel with the requisite skills, knowledge and expertise resulting in an inability to maintain proper segregation of duties and effective controls and ii) information technology general controls related to user access and privileged access within systems supporting the Company’s accounting and financial reporting processes which allowed certain individuals to have elevated access to systems inconsistent with such individuals’ business needs. The material weaknesses in our internal control over financial reporting were present as of December 31, 2025, and continued to exist as of June 30, 2026.

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

In connection with the ERP implementation, management performed additional testing and monitoring activities to validate the design and operating effectiveness of affected controls. These activities included user training, parallel processing, reconciliation procedures, and enhanced supervision during the transition period. During the six months ended June 30, 2026, management continued to enhance and refine controls and system configurations.

Other than described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on April 8, 2026, and is supplemented with the following revised risk factor:

A significant portion of our revenues have historically been concentrated and derived from a few customers. Material or significant loss of business from customers could have an adverse effect on our business, financial condition and operating results.

We historically have depended, and expect to continue to depend on a small number of customers for a large portion of our business each quarter, due to the scope of certain contracts. Any change in the level of orders from customers could have a significant impact on our results of operations, and a loss of business from customers could have an adverse effect on our business, financial condition and operating results. Approximately 14%, 12% and 11% of our revenues during the three months ended June 30, 2026, were made to three customers. Approximately 13% and 11% of our revenues during the six months ended June 30, 2026, were made to two customers. The majority of our sales to these customers and other customers in the past were made pursuant to contract terms and conditions for each project and it is expected that future sales will similarly be made pursuant to the relevant contract terms and conditions for future contracts. In addition, a single customer represented 100% of our lease receivable balance as of June 30, 2026.

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

___________________________________________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER POWER SOLUTIONS, INC.

Date: August 14, 2026	By:	/s/ Nathan J. Mazurek
	Name:	Nathan J. Mazurek
	Title:	Chief Executive Officer (Principal Executive Officer duly authorized to sign on behalf of Registrant)

Date: August 14, 2026		/s/ Walter Michalec
	Name:	Walter Michalec
	Title:	Chief Financial Officer (Principal Financial Officer duly authorized to sign on behalf of Registrant)

